Form 10-Q
period 2014-03-30
MERITOR INC
filed 2014-05-02
CIK 1113256

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2014
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
97,844,611 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on March 30, 2014.

MERITOR, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(Unaudited)
Sales	$962	$908	$1,869	$1,799
Cost of sales	(846)	(813)	(1,650)	(1,621)
GROSS MARGIN	116	95	219	178
Selling, general and administrative	(66)	(65)	(125)	(127)
Restructuring costs	(2)	(11)	(3)	(17)
Other operating expense	—	(1)	(1)	(2)
OPERATING INCOME	48	18	90	32
Equity in earnings of affiliates	9	10	17	19
Interest expense, net	(48)	(25)	(75)	(54)
INCOME (LOSS) BEFORE INCOME TAXES	9	3	32	(3)
Provision for income taxes	(9)	(7)	(19)	(17)
INCOME (LOSS) FROM CONTINUING OPERATIONS	—	(4)	13	(20)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	3	—	3	(5)
NET INCOME (LOSS)	3	(4)	16	(25)
Less: Net income attributable to noncontrolling interests	(2)	—	(4)	—
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$1	$(4)	$12	$(25)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.
Net income (loss) from continuing operations	$(2)	$(4)	$9	$(20)
Income (loss) from discontinued operations	3	—	3	(5)
Net income (loss)	$1	$(4)	$12	$(25)
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.02)	$(0.04)	$0.09	$(0.20)
Discontinued operations	0.03	—	0.03	(0.05)
Basic earnings (loss) per share	$0.01	$(0.04)	$0.12	$(0.25)
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.02)	$(0.04)	$0.09	$(0.20)
Discontinued operations	0.03	—	0.03	(0.05)
Diluted earnings (loss) per share	$0.01	$(0.04)	$0.12	$(0.25)

Basic average common shares outstanding	97.6	97.2	97.5	96.9
Diluted average common shares outstanding	97.6	97.2	99.2	96.9

See notes to consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(Unaudited)
Net income (loss)	$3	$(4)	$16	$(25)
Other comprehensive income (loss):
Foreign currency translation adjustments	10	3	—	(1)
Pension and other postretirement benefit related adjustments	10	(2)	20	(2)
Unrealized gain on investments and foreign exchange contracts	2	1	2	—
Other comprehensive income (loss), net of tax	22	2	22	(3)
Total comprehensive income (loss)	25	(2)	38	(28)
Less: Comprehensive income attributable to noncontrolling interest	(2)	—	(4)	(1)
Comprehensive income (loss) attributable to Meritor, Inc.	$23	$(2)	$34	$(29)

See notes to consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2014	September 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$233	$318
Receivables, trade and other, net	618	596
Inventories	436	414
Other current assets	58	56
TOTAL CURRENT ASSETS	1,345	1,384
NET PROPERTY	410	417
GOODWILL	437	434
OTHER ASSETS	339	335
TOTAL ASSETS	$2,531	$2,570
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$6	$13
Accounts and notes payable	696	694
Other current liabilities	345	339
TOTAL CURRENT LIABILITIES	1,047	1,046
LONG-TERM DEBT	1,082	1,125
RETIREMENT BENEFITS	868	886
OTHER LIABILITIES	316	335
TOTAL LIABILITIES	3,313	3,392
COMMITMENTS AND CONTINGENCIES (See Note 19)
EQUITY (DEFICIT):
Common stock (March 31, 2014 and September 30, 2013, 97.8 and 97.4 shares issued and outstanding, respectively)	97	97
Additional paid-in capital	917	914
Accumulated deficit	(1,115)	(1,127)
Accumulated other comprehensive loss	(712)	(734)
Total deficit attributable to Meritor, Inc.	(813)	(850)
Noncontrolling interests	31	28
TOTAL DEFICIT	(782)	(822)
TOTAL LIABILITIES AND DEFICIT	$2,531	$2,570

See notes to consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Six Months Ended March 31,
	2014	2013
	(Unaudited)
OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES (See Note 9)	$18	$(109)
INVESTING ACTIVITIES
Capital expenditures	(25)	(23)
Net investing cash flows provided by discontinued operations	3	6
CASH USED FOR INVESTING ACTIVITIES	(22)	(17)
FINANCING ACTIVITIES
Repayment of notes and term loan	(308)	(236)
Proceeds from debt issuance	225	225
Debt issuance costs	(9)	(6)
Other financing activities	13	2
CASH USED FOR FINANCING ACTIVITIES	(79)	(15)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(2)	1
CHANGE IN CASH AND CASH EQUIVALENTS	(85)	(140)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	318	257
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$233	$117

See notes to consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning balance at September 30, 2013	$97	$914	$(1,127)	$(734)	$(850)	$28	$(822)
Comprehensive income	—	—	12	22	34	4	38
Equity based compensation expense	—	3	—	—	3	—	3
Noncontrolling interest dividends	—	—	—	—	—	(1)	$(1)
Ending Balance at March 31, 2014	$97	$917	$(1,115)	$(712)	$(813)	$31	$(782)

Beginning balance at September 30, 2012	$96	$901	$(1,105)	$(915)	$(1,023)	$41	$(982)
Comprehensive income (loss)	—	—	(25)	(4)	(29)	1	(28)
Vesting of restricted stock	1	(1)	—	—	—	—	—
Repurchase of convertible notes	—	(2)	—	—	(2)	—	(2)
Issuance of convertible notes	—	9	—	—	9	—	9
Equity based compensation expense	—	3	—	—	3	—	3
Noncontrolling interest dividends	—	—	—	—	—	(14)	(14)
Ending Balance at March 31, 2013	$97	$910	$(1,130)	$(919)	$(1,042)	$28	$(1,014)

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
In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, for the fiscal year ended September 30, 2013. The results of operations for the three and six months ended March 31, 2014, are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30. The second quarter of fiscal years 2014 and 2013 ended on March 30, 2014 and March 31, 2013, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and March 31 are used consistently throughout this report to represent the fiscal year end and second quarter end, respectively.
2. Earnings per Share
Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share calculation includes the impact of dilutive common stock options, restricted stock, performance share awards and convertible securities, if applicable.
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Basic average common shares outstanding	97.6	97.2	97.5	96.9
Impact of stock options	—	—	—	—
Impact of restricted and performance shares	—	—	1.7	—
Diluted average common shares outstanding	97.6	97.2	99.2	96.9
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
The actual number of performance units that will vest will depend upon the company’s performance relative to the established M2016 goals for the three-year performance period of October 1, 2013 to September 30, 2016, measured at the end of the performance period. The number of shares that vest will be between 0% and 200% of the estimated grant date amount of 1.5 million shares. For both the three and six months ended March 31, 2014, compensation cost recognized related to the performance shares was $1 million.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three and six months ended March 31, 2014 and 2013, options to purchase 0.8 million and 0.5 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their exercise price exceeded the average market price for the period and thus their inclusion would be anti-dilutive. The potential effect of 2 million restricted and performance shares is excluded from the diluted earnings per share calculation for the three months ended March 31, 2014 because inclusion in a loss from continuing operations period would reduce the loss per share from continuing operations attributable to common shareholders. The potential effects of restricted shares and share units were excluded from the diluted earnings per share calculation for the three and six months ended March 31, 2013 because their inclusion in a net loss period would reduce the net loss per share. The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share, as the company's average stock price during each period is less than the conversion price.
3. New Accounting Standards
Accounting standards implemented during fiscal year 2014
In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The company adopted this guidance at the beginning of its first quarter of fiscal year 2014 within Note 17.
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires that reclassification adjustments for items that are reclassified from accumulated other comprehensive income to net income be presented on the financial statements or in a note to the financial statements. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The company adopted this guidance at the beginning of its first quarter of fiscal year 2014 within Note 20.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 eliminates the option of presenting unrecognized tax benefits as a liability or as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward. An unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 with early adoption permitted. The company adopted this guidance at the beginning of its first quarter of fiscal year 2014. The adoption of ASU 2013-11 did not affect the company's consolidated statement of financial position, results of operations, or cash flows.
Accounting standards to be implemented
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. A strategic shift could include a disposal of: (1) a major geographical area of operations; (2) a major line of business; and (3) a major equity method investment. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Discontinued Operations
Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Sales	$—	$—	$—	$—

Loss before income taxes	$(1)	$—	(2)	(5)
Benefit for income taxes	4	—	5	—
Income (Loss) from discontinued operations attributable to Meritor, Inc.	$3	$—	$3	$(5)
     Pre-tax loss from discontinued operations for the three and six months ended March 31, 2014 and 2013 was primarily due to environmental remediation costs. The benefit for income taxes was primarily attributable to the expiration of the statue of limitations on certain tax contingencies of previously divested businesses.

5. Goodwill
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
A summary of the changes in the carrying value of goodwill by the company's two reportable segments are presented below (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Total
Beginning balance at September 30, 2013	$262	$172	$434
Foreign currency translation	2	1	3
Balance at March 31, 2014	$264	$173	$437

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Restructuring Costs
     At both March 31, 2014 and September 30, 2013, $10 million and $12 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. The changes in restructuring reserves for the six months ended March 31, 2014 and 2013 are as follows (in millions):

	Employee Termination Benefits	Asset Impairment	Plant Shutdown & Other	Total
Beginning balance at September 30, 2013	$12	$—	$—	$12
Activity during the period:
Charges to continuing operations	3	—	—	3
Cash payments – continuing operations	(4)	—	—	(4)
Other	(1)	—	—	(1)
Total restructuring reserves at March 31, 2014	10	—	—	10
Less: non-current restructuring reserves	(3)	—	—	(3)
Restructuring reserves – current, at March 31, 2014	$7	$—	$—	$7

Balance at September 30, 2012	$15	$—	$—	$15
Activity during the period:
Charges to continuing operations	15	1	1	17
Asset write-offs	—	(1)	—	(1)
Cash payments – continuing operations	(12)	—	—	(12)
Other	—	—	(1)	(1)
Total restructuring reserves at March 31, 2013	18	—	—	18
Less: non-current restructuring reserves	(3)	—	—	(3)
Restructuring reserves – current, at March 31, 2013	$15	$—	$—	$15
Variable Labor Reductions: During the fourth quarter of fiscal year 2012, the company initiated a global variable labor headcount reduction plan intended to reduce labor and other costs in response to market conditions. As part of this action, the company eliminated approximately 600 hourly and 120 salaried positions and incurred $10 million of restructuring costs in the Commercial Truck & Industrial segment, primarily severance benefits, of which $5 million was recognized in fiscal year 2013 and $5 million was recognized in fiscal year 2012. Restructuring actions associated with the variable labor reductions were substantially complete as of March 31, 2014.
Remanufacturing Consolidation: During the first quarter of fiscal year 2013, the company announced the planned consolidation of its remanufacturing operations in the Aftermarket & Trailer segment resulting in the closure of one remanufacturing plant in Canada. The closure resulted in the elimination of 85 hourly positions including approximately 65 positions which were transferred to the company's facility in Indiana. The company recorded restructuring charges of $3 million during fiscal year 2013, primarily associated with employee severance charges. Restructuring actions associated with the remanufacturing consolidation were substantially complete as of March 31, 2014.
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

During fiscal year 2013, the company recorded employee severance charges and other exit costs associated with the elimination of approximately 200 salaried positions (including contract employees) and 50 hourly positions of $8 million and $3 million in the Commercial Truck & Industrial and Aftermarket & Trailer segments, respectively, as well as $3 million at a corporate location. The company also recognized $2 million within the Commercial Truck & Industrial segment related to a lease termination. Restructuring actions associated with this program were substantially complete as of March 31, 2014.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

M2016 Footprint Actions: As part of the company's M2016 Strategy, a three-year plan to achieve sustainable financial strength, the company approved a North American footprint realignment action and a European Shared Services Reorganization. As part of these actions, the company eliminated 74 hourly and 27 salaried positions and incurred $2 million of restructuring costs, primarily related to severance benefits, in the Commercial Truck & Industrial segment during fiscal year 2013.
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
For the first six months of fiscal years 2014 and 2013, the company had approximately $36 million and $52 million, respectively, of net pre-tax losses in tax jurisdictions in which a tax benefit is not recorded. Losses arising from these jurisdictions resulted in increasing the valuation allowance, rather than reducing income tax expense.
8. Accounts Receivable Factoring & Securitization
     Off-balance sheet arrangements
Swedish Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo through one of its European subsidiaries. Under this arrangement, which was renewed on June 10, 2013 and which now terminates on June 28, 2014, the company can sell up to, at any point in time, €150 million ($206 million) of eligible trade receivables. Prior to maturity, the company plans to extend the arrangement. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €135 million ($185 million) and €148 million ($199 million) of this accounts receivable factoring facility as of March 31, 2014 and September 30, 2013, respectively.
U.S. Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its subsidiaries. Under this arrangement, which was renewed on October 29, 2013 and which now terminates on October 29, 2014, the company can sell up to, at any point in time, €65 million ($89 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €51 million ($70 million) and €48 million ($65 million) of this accounts receivable factoring facility as of March 31, 2014 and September 30, 2013, respectively.
     The above facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through October 2014. The commitments are subject to standard terms and conditions for these types of arrangements.
     United Kingdom Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. Under this arrangement, which was renewed on January 24, 2013 and which now expires in February 2018, the company can sell up to, at any point in time, €25 million ($35 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €6 million ($8 million) and €7 million ($9 million) of this accounts receivable factoring facility as of March 31, 2014 and September 30, 2013, respectively. The agreement is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Italy Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement, which expires in June 2017, the company can sell up to, at any point in time, €30 million ($41 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €10 million ($14 million) of this accounts receivable factoring facility as of March 31, 2014 and September 30, 2013, respectively. The agreement is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
     In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. The amount of factored receivables excluded from accounts receivable was $20 million and $18 million at March 31, 2014 and September 30, 2013, respectively.
Brazil Factoring Facility: The company entered into an arrangement to sell trade receivables from MAN and its subsidiaries. Under this arrangement, which began in October 2013 and is valid for invoices dated no later than March 31, 2014, the company can sell up to, at any point in time, R$100 million ($44 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized R$56 million ($25 million) of this accounts receivable factoring facility as of March 31, 2014. The agreement is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
     Total costs associated with all of the off-balance sheet arrangements described above were $5 million and $3 million in the six months ended March 31, 2014 and 2013, respectively, and are included in selling, general and administrative expenses in the consolidated statement of operations.
     On-balance sheet arrangements
The company has a $100 million U.S. accounts receivables securitization facility. On June 21, 2013, the company entered into a one-year extension of the facility expiration date, which after the amendment, expires on June 18, 2016. On October 11, 2013, the company entered into an amendment whereby Market Street Funding, LLC assigned its purchase commitment to PNC Bank National Association (PNC). This program is provided by PNC, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company's U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At March 31, 2014, no amounts, including letters of credit, were outstanding under this program. This program contains a financial covenant related to the company's priority-debt-to-EBITDA ratio, which is 2.00 to 1.00 as of the last day of the fiscal quarter throughout the remaining term of the agreement. At March 31, 2014, the company was in compliance with all covenants under its credit agreement (see Note 16).

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Operating Cash Flow
The reconciliation of net income (loss) to cash flows provided by (used for) operating activities is as follows (in millions):

	Six Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$16	$(25)
Less: Income (loss) from discontinued operations, net of tax	3	(5)
Income (loss) from continuing operations	13	(20)
Adjustments to income (loss) from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	33	33
Restructuring costs	3	17
Loss on debt extinguishment	21	5
Equity in earnings of affiliates	(17)	(19)
Pension and retiree medical expense	20	22
Other adjustments to income (loss) from continuing operations	5	7
Dividends received from affiliates	11	7
Pension and retiree medical contributions	(19)	(48)
Restructuring payments	(4)	(12)
Changes in off-balance sheet accounts receivable factoring	17	(44)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations	(60)	(44)
Operating cash flows provided by (used for) continuing operations	23	(96)
Operating cash flows used for discontinued operations	(5)	(13)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$18	$(109)

10. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	March 31, 2014	September 30, 2013
Finished goods	$190	$184
Work in process	38	32
Raw materials, parts and supplies	208	198
Inventories	$436	$414

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Other Current Assets
     Other current assets are summarized as follows (in millions):

	March 31, 2014	September 30, 2013
Current deferred income tax assets	$22	$23
Asbestos-related recoveries (see Note 19)	12	12
Deposits and collateral	5	4
Prepaid and other	19	17
Other current assets	$58	$56
12. Net Property
     Net property is summarized as follows (in millions):

	March 31, 2014	September 30, 2013
Property at cost:
Land and land improvements	$34	$35
Buildings	242	239
Machinery and equipment	919	915
Company-owned tooling	155	152
Construction in progress	49	48
Total	1,399	1,389
Less: Accumulated depreciation	(989)	(972)
Net property	$410	$417
13. Other Assets
     Other assets are summarized as follows (in millions):

	March 31, 2014	September 30, 2013
Investments in non-consolidated joint ventures	$111	$102
Asbestos-related recoveries (see Note 19)	59	59
Non-current deferred income tax assets, net	9	13
Unamortized debt issuance costs	33	32
Capitalized software costs, net	26	28
Prepaid pension costs	60	55
Other	41	46
Other assets	$339	$335
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

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At March 31, 2014, the company’s investment in the joint venture was $39 million representing the company’s maximum exposure to loss. This amount is included in investments in non-consolidated joint ventures in the table above.
14. Other Current Liabilities
     Other current liabilities are summarized as follows (in millions):

	March 31, 2014	September 30, 2013
Compensation and benefits	$137	$141
Income taxes	17	8
Taxes other than income taxes	49	47
Accrued interest	15	16
Product warranties	24	20
Restructuring (see Note 6)	7	9
Asbestos-related liabilities (see Note 19)	18	18
Indemnity obligations (see Note 19)	12	12
Other	66	68
Other current liabilities	$345	$339

The company records estimated product warranty costs at the time of shipment of products to customers. Warranty reserves are primarily based on factors that include past claims experience, sales history, product manufacturing and engineering changes and industry developments. Liabilities for product recall campaigns are recorded at the time the company’s obligation is probable and can be reasonably estimated. Policy repair actions to maintain customer relationships are recorded as other liabilities at the time an obligation is probable and can be reasonably estimated. Product warranties, including recall campaigns, not expected to be paid within one year are recorded as a non-current liability.
A summary of the changes in product warranties is as follows (in millions):

	Six Months Ended March 31,
	2014	2013
Total product warranties – beginning of period	$57	$44
Accruals for product warranties	9	12
Payments	(12)	(8)
Change in estimates and other	3	(2)
Total product warranties – end of period	57	46
Less: Non-current product warranties	(33)	(29)
Product warranties – current	$24	$17

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Other Liabilities
Other liabilities are summarized as follows (in millions):

	March 31, 2014	September 30, 2013
Asbestos-related liabilities (see Note 19)	$96	$96
Restructuring (see Note 6)	3	3
Non-current deferred income tax liabilities	102	100
Liabilities for uncertain tax positions	11	17
Product warranties (see Note 14)	33	37
Environmental	10	11
Indemnity obligations	20	26
Other	41	45
Other liabilities	$316	$335
16. Long-Term Debt
     Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	March 31, 2014	September 30, 2013
8.125 percent notes due 2015	$84	$84
10.625 percent notes due 2018 (net of issuance discount of $3)	—	247
4.625 percent convertible notes due 2026 (1)	55	55
4.0 percent convertible notes due 2027 (1)	200	200
7.875 percent convertible notes due 2026 (net of issuance discount of $22 and $23, respectively) (1)	228	227
6.75 percent notes due 2021 (2)	275	275
6.25 percent notes due 2024 (2)	225	—
Term loan	—	45
Capital lease obligation	28	28
Other borrowings	31	18
Unamortized gain on interest rate swap termination	2	2
Unamortized discount on convertible notes	(40)	(43)
Subtotal	1,088	1,138
Less: current maturities	(6)	(13)
Long-term debt	$1,082	$1,125
(1)The 4.625 percent, 4.0 percent and 7.875 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016, 2019 and 2020, respectively.
(2) The 6.75 percent and 6.25 percent notes contain a call option, which allows for early redemption.
Revolving Credit Facility
On February 13, 2014, the company amended and restated its revolving credit facility. Pursuant to the revolving credit agreement as amended, the company has a $499 million revolving credit facility, $89 million of which matures in April 2017 for banks not electing to extend their commitments under the revolving credit facility, and $410 million of which matures in February 2019. The availability under this facility is dependent upon various factors, including performance against certain financial covenants as highlighted below.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of the company's priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 as of the last day of the fiscal quarter throughout the term of the agreement. At March 31, 2014, the company was in compliance with all covenants under the revolving credit facility with a ratio of approximately 0.34x for the priority debt-to-EBITDA covenant.
     Availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At March 31, 2014, the revolving credit facility was collateralized by approximately $604 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company's current corporate credit rating for senior secured facilities. At March 31, 2014, the margin over LIBOR rate was 350 basis points, and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 250 basis points.
Certain of the company's subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the notes outstanding under the company's indentures (see Note 22).
No borrowings were outstanding under the revolving credit facility at March 31, 2014 and September 30, 2013. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At March 31, 2014 and September 30, 2013, there were no letters of credit outstanding under the revolving credit facility.

Term Loan
     On February 13, 2014, the company repaid the outstanding balance on the term loan of $41 million and recognized a $2 million loss on the repayment associated with unamortized debt issuance costs.
Debt Securities
In February 2012, the company filed a shelf registration statement with the Securities and Exchange Commission, which was amended in November 2012, registering up to $750 million of debt and/or equity securities that may be offered in one or more series on terms to be determined at the time of sale. The amount remaining at March 31, 2014 is $250 million.
Issuance of Debt Securities - 2024 Notes
On February 13, 2014, the company completed an offering of debt securities consisting of the issuance of $225 million of 10-year, 6.25 percent notes due February 15, 2024 (the "2024 Notes"). The offering and sale were made pursuant to an existing indenture dated as of April 1, 1998. The 2024 Notes were issued at 100 percent of their principal amount. The proceeds from the sale of the 2024 Notes were $225 million and were primarily used to redeem the company’s previously outstanding $250 million 10.625 percent notes due 2018.
The 2024 Notes mature on February 15, 2024 and bear interest at a fixed rate of 6.25 percent per annum. The company pays interest on the 2024 Notes semi-annually, in arrears, on February 15 and August 15 of each year. The 2024 Notes constitute senior unsecured obligations of the company and rank equally in right of payment with existing and future senior unsecured indebtedness, and effectively junior to existing and future secured indebtedness to the extent of the security therefor. The 2024 Notes are guaranteed on a senior unsecured basis by each of the company's subsidiaries from time to time guaranteeing its senior secured credit facility. The guarantees rank equally with existing and future senior unsecured indebtedness of the guarantors and will be effectively subordinated to all of the existing and future secured indebtedness of the guarantors, to the extent of the value of the assets securing such indebtedness.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prior to February 15, 2019, the company may redeem, at its option, from time to time, the 2024 Notes, in whole or in part, at a redemption price equal to 100 percent of the principal amount of the 2024 Notes to be redeemed plus an applicable premium (as defined in the indenture under which the 2024 Notes were issued) and any accrued and unpaid interest. On or after February 15, 2019, the company may redeem, at its option, from time to time, the 2024 Notes, in whole or in part, at the redemption prices (expressed as percentages of the principal amount of the 2024 Notes to be redeemed) set forth below, plus accrued and unpaid interest, if any, if redeemed during the 12-month period beginning on February 15 of the years indicated below:

Year	Redemption Price
2019	103.125%
2020	102.083%
2021	101.042%
2022 and thereafter	100.000%
Prior to February 15, 2017, the company also may redeem, at its option, from time to time, up to 35 percent of the aggregate principal amount of the 2024 Notes with the net cash proceeds of one or more public sales of the company's common stock at a redemption price equal to 106.25 percent of the principal amount, plus accrued and unpaid interest, if any, so long as at least 65 percent of the aggregate principal amount of 2024 Notes originally issued remains outstanding after each such redemption and notice of any such redemption is mailed within 90 days of any such sale of common stock.
If a Change of Control (as defined in the indenture under which the 2024 Notes were issued) occurs, unless the company has exercised its right to redeem the 2024 Notes, each holder of 2024 Notes may require the company to repurchase some or all of such holder's 2024 Notes at a purchase price equal to 101 percent of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, if any.
Repurchase of Debt Securities
On March 15, 2014, the company exercised a call option on its 10.625 percent notes due March 15, 2018. The notes were redeemed at a premium of 5.313 percent of their principal amount. The repurchase of $250 million of 10.625 percent notes was accounted for as an extinguishment of debt and, accordingly, the company recognized a net loss on debt extinguishment of $19 million, which consist of $6 million of unamortized discount and deferred issuance costs, and $13 million of premium. The net loss on debt extinguishment is included in interest expense, net in the consolidated statement of operations.
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

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
(2) Prior to June 1, 2025, during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount at maturity of 2013 Convertible Notes was equal to or less than 97 percent of the conversion value of the 2013 Convertible Notes on each trading day during such five consecutive trading day period;
(3) Prior to June 1, 2025, if the company has called the 2013 Convertible Notes for redemption;
(4) Prior to June 1, 2025, upon the occurrence of specified corporate transactions; or
(5) At any time on or after June 1, 2025.
On or after December 1, 2020, the company may redeem the 2013 Convertible Notes at its option, in whole or in part, at a redemption price in cash equal to 100 percent of the principal amount at maturity of the 2013 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Further, holders may require the company to purchase all or a portion of their 2013 Convertible Notes at a purchase price in cash equal to 100 percent of the principal amount at maturity of the 2013 Convertible Notes to be purchased, plus accrued and unpaid interest, on December 1, 2020 or upon certain fundamental changes. The maximum number of shares of common stock those 2013 Convertible Notes are convertible into is 19,208,404 shares.
The company used the net proceeds of approximately $220 million from the offering of the 2013 Notes (after discounts and issuance costs) and additional cash to acquire a portion of its outstanding 4.625 percent convertible senior notes due 2026 (the “4.625 percent notes”) in transactions that settled concurrently with the closing of the 2013 Convertible Note offering. Approximately $245 million of $300 million principal amount of the 4.625 percent notes were acquired for an aggregate purchase price of approximately $236 million (including accrued interest). The company recognized a loss on debt extinguishment of $5 million.
Accounting guidance requires that cash-settled convertible debt, such as the company's 2013 Convertible Notes be separated into debt and equity components at issuance and a value be assigned to each. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount. The company measures the debt component at fair value by utilizing a discounted cash flow model. This model utilizes observable inputs such as contractual repayment terms, benchmark forward yield curves, and yield curves and quoted market prices of its own nonconvertible debt. The yield curves are acquired from an independent source that is widely used in the financial industry and reviewed internally by personnel with appropriate expertise in valuation methodologies. The estimated fair value of the debt component of the Notes was $216 million (Level 2). The amount of the equity component recognized was $9 million.
Capital Leases
     On March 20, 2012, the company entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, the company can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any point in time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, the company can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. As of March 31, 2014, the company had $28 million outstanding under these and other capital lease arrangements.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Letter of Credit Facilities
On February 21, 2014, the company entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million through December 19, 2015. From December 20, 2015 through March 19, 2019 the aggregate availability is $25 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. There were $26 million and $27 million of letters of credit outstanding under this facility at March 31, 2014 and September 30, 2013, respectively. In addition, the company had another $10 million and $9 million of letters of credit outstanding through other letter of credit facilities at March 31, 2014 and September 30, 2013, respectively.
17. Financial Instruments
     Fair values of financial instruments are summarized as follows (in millions):

	March 31, 2014		September 30, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$233	$233	$318	$318
Short-term debt	6	6	13	13
Long-term debt	1,082	1,312	1,125	1,266
Foreign exchange forward contracts (asset)	1	1	—	—
Foreign exchange forward contracts (liability)	—	—	1	1

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	March 31, 2014			September 30, 2013
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Asset
Foreign exchange forward contract	1	—	1	—	—	—
Derivative Liabilities
Foreign exchange forward contract	—	—	—	1	—	1

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
Fair value of financial instruments by the valuation hierarchy at March 31, 2014 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$233	$—	$—
Short-term debt	—	—	6
Long-term debt	—	1,259	53
Foreign exchange forward contracts (asset)	—	1	—
Foreign exchange forward contracts (liability)	—	—	—

Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents at March 31, 2014 or September 30, 2013.
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
18. Retirement Benefit Liabilities
     Retirement benefit liabilities consisted of the following (in millions):

	March 31, 2014	September 30, 2013
Retiree medical liability	$506	$513
Pension liability	391	396
Other	19	25
Subtotal	916	934
Less: current portion (included in compensation and benefits, Note 14)	(48)	(48)
Retirement benefits	$868	$886

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of net periodic pension and retiree medical expense included in continuing operations for the three months ended March 31 are as follows (in millions):

	2014		2013
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$—	$—	$—	$1
Interest cost	20	7	22	5
Assumed return on plan assets	(26)	—	(28)	—
Amortization of prior service costs	—	(2)	—	(2)
Recognized actuarial loss	6	5	6	6
Settlement charge	—	—	2	—
Total expense	$—	$10	$2	$10

The components of net periodic pension and retiree medical expense included in continuing operations for the six months ended March 31 are as follows (in millions):

	2014		2013
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$—	$—	$1	$1
Interest cost	40	13	43	10
Assumed return on plan assets	(52)	—	(57)	—
Amortization of prior service costs	—	(4)	—	(4)
Recognized actuarial loss	12	11	13	13
Settlement charge	—	—	2	—
Total expense	$—	$20	$2	$20

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
     The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at March 31, 2014 to be approximately $18 million, of which $2 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at March 31, 2014 to be approximately $37 million, of which $17 million is probable and recorded as a liability.
     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 0.25 to 3 percent and is approximately $9 million at March 31, 2014. The undiscounted estimate of these costs is approximately $10 million.
     Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning balance at September 30, 2013	$2	$17	$19
Payments and other	—	(3)	(3)
Accruals	—	3	3
Balance at March 31, 2014	$2	$17	$19

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
Asbestos
     Maremont Corporation (“Maremont”), a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 5,700 and 5,400 pending asbestos-related claims at March 31, 2014 and September 30, 2013, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	March 31, 2014	September 30, 2013
Pending and future claims	$73	$73
Billed but unpaid claims	1	1
Asbestos-related liabilities	74	74
Asbestos-related insurance recoveries	58	58
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
     Bates White provided an estimate of the reasonably possible range of Maremont's obligation for asbestos personal injury claims over the next ten years of $73 million to $80 million. Management recognized a liability of $73 million as of March 31, 2014 and September 30, 2013, as the most likely and probable liability for pending and future claims over the next ten years. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Historically, Maremont has recognized incremental insurance receivables associated with recoveries expected for asbestos-related liabilities as the estimate of asbestos-related liabilities for pending and future claim changes. Maremont currently expects to exhaust the limits of its settled insurance coverage prior to the end of the ten-year forecasted liability period. Maremont believes it has additional insurance coverage; however, certain carriers have disputed coverage under policies they issued (see "Recoveries" below). Because no insurance receivable is currently recognized for these policies in dispute, Maremont recognized a $9 million charge in the fourth quarter of fiscal year 2013 associated with its annual valuation of asbestos-related liabilities. If Maremont is unable to recognize recoveries from disputed policies, it is reasonably possible that the annual valuation could result in a charge to be recognized in the fourth quarter of fiscal year 2014.
     Assumptions: The following assumptions were made by Maremont after consultation with Bates White and are included in their study:

•
Pending and future claims were estimated for a ten-year period ending in fiscal year 2023. The ten-year assumption is considered appropriate as Maremont has reached certain longer-term agreements with key plaintiff law firms, and filings of mesothelioma claims have been relatively stable over the last few years;

•
Maremont believes that the litigation environment may change significantly beyond ten years and that the reliability of estimates of future probable expenditures in connection with asbestos-related personal injury claims will likely decline for each year further in the future. As a result, estimating a probable liability beyond ten years is difficult and uncertain;

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

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The insurance receivable related to asbestos-related liabilities is $58 million as of March 31, 2014 and September 30, 2013. The receivable at March 31, 2014 is for coverage provided by two insurance carriers based on coverage in place agreements. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next ten years. Maremont maintained insurance coverage with other insurance carriers that management believes covers indemnity and defense costs. Maremont has incurred liabilities allocable to these policies but has not yet billed these insurance carriers, and no receivable has been recorded for disputed policies. During fiscal year 2013, Maremont reinitiated a lawsuit against these carriers, seeking a declaration of its rights to insurance for asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. The difference between the estimated liability and insurance receivable is primarily related to proceeds received from settled insurance policies and claims for which coverage under Maremont's insurance policies is in dispute with the insurer. Certain insurance policies have been settled in cash prior to the ultimate settlement of the related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables.
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
     Rockwell International (Rockwell) — ArvinMeritor, Inc. (AM), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. At March 31, 2014 and September 30, 2013, there were approximately 2,800 and 2,600, respectively, pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants. A significant portion of the claims do not identify any of Rockwell’s products or specify which of the claimants, if any, were exposed to asbestos attributable to Rockwell’s products, and past experience has shown that the vast majority of the claimants will likely never identify any of Rockwell’s products. Historically, AM has been dismissed from the vast majority of similar claims filed in the past with no payment to claimants. For those claimants who do show that they worked with Rockwell’s products, management nevertheless believes it has meritorious defenses, in substantial part due to the integrity of the products involved and the lack of any impairing medical condition on the part of many claimants. For these reasons, the company does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining asbestos-related liabilities.
     The Rockwell legacy asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	March 31, 2014	September 30, 2013
Pending and future claims	$40	$40
Asbestos-related insurance recoveries	13	13
The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. As of September 30, 2013, Bates White provided an estimate that consisted of a range of equally likely possibilities of Rockwell’s obligation for asbestos personal injury claims over the next ten years of $40 million to $45 million. Management recognized a liability of $40 million as of March 31, 2014 and September 30, 2013, as the most likely and probable liability for pending and future claims over the next ten years. The company is experiencing higher-than-expected defense costs in the first six months of fiscal year 2014. Therefore, the next annual valuation at September 30, 2014, may result in an increased obligation estimate. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following assumptions were made by the company after consultation with Bates White and are included in their study:

•
Pending and future claims were estimated for a ten-year period ending in fiscal year 2023. The ten-year assumption is considered appropriate as Rockwell has reached certain longer-term agreements with key plaintiff law firms, and filings of mesothelioma claims have been relatively stable over the last few years;

•
The company believes that the litigation environment may change significantly beyond ten years, and that the reliability of estimates of future probable expenditures in connection with asbestos-related personal injury claims will likely decline for each year further in the future. As a result, estimating a probable liability beyond ten years is difficult and uncertain;

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
The insurance receivable related to asbestos-related liabilities is $13 million at March 31, 2014 and September 30, 2013. Included in these amounts are insurance receivables of $9 million at March 31, 2014 and September 30, 2013 that are associated with policies in dispute. Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company shares these policies with two other nonrelated companies. The three companies have collectively initiated claims against certain of these carriers to enforce the insurance policies, which are in various stages of the litigation process. Rockwell expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. The amounts recognized for policies in dispute are based on consultation with advisors, status of settlement negotiations with certain insurers, expected rights of the nonrelated companies, and underlying analysis performed by management. The remaining un-disputed receivable recognized is related to coverage provided by one carrier based on an insurance agreement in place. If the assumptions with respect to the estimation period, nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.
Indemnifications
In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At March 31, 2014 and September 30, 2013, the remaining estimated liability for this matter was approximately $15 million and $17 million, respectively.
     The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration.
On January 3, 2011, the company completed the sale of its Body Systems business. The sale agreement contains certain customary representations, warranties and covenants of the seller and the purchaser. The agreement also includes provisions governing post-closing indemnities between the seller and the purchaser for losses arising from specified events. At March 31, 2014 and September 30, 2013 the company has recognized estimates for such indemnities, primarily related to income tax matters, of $2 million and $3 million, respectively. This amount is included in other liabilities in the accompanying condensed consolidated balance sheet.
In connection with the sale of its interest in Meritor Suspension Systems Company in October 2009, the company provided certain indemnifications to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company's estimated exposure under these indemnities at March 31, 2014 and September 30, 2013 is approximately $8 million and $11 million, respectively, and is included in other current liabilities and other liabilities in the condensed consolidated balance sheet.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The company is not aware of any other claims or other information that would give rise to material payments under such indemnifications.
Other
As a result of performing ongoing product conformance testing in the ordinary course of business, the company identified a non-safety related, potential product performance issue arising from a defective supplier component. During fiscal year 2013, the company notified all major customers and initiated a campaign. Management estimated the total reasonably possible costs the company could incur to be in the range of $12 million to $20 million, of which $12 million was considered probable and recorded as a specific warranty contingency reserve (see Note 14). No field failures have been identified in the early stages of testing, and the program has shifted to collecting defective components from higher mileage and severe duty applications to facilitate a reliability and survivability test. In the fourth quarter of fiscal 2013, the company received $5 million of non-cash cost recovery from the component supplier.
The company is evaluating certain sale transactions to determine if value added tax was required to be remitted to certain tax jurisdictions for the tax years 2007 through 2012. The company's estimated reasonably possible exposure for this matter is $6 million to $9 million. The company recorded approximately $6 million as its estimate of the probable liability at March 31, 2014 and September 30, 2013.
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
20. Accumulated Other Comprehensive Loss (AOCL)
     AOCL and the changes in AOCL by components, net of tax are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at September 30, 2013	$61	$(792)	$(3)	$(734)
Other comprehensive income before reclassification	—	2	2	4
Amounts reclassified from accumulated other comprehensive loss - net of tax	—	18	—	18
Net current-period other comprehensive income	$—	$20	$2	$22
Balance at March 31, 2014	$61	$(772)	$(1)	$(712)

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(4)	(a)
Acturial losses	23	(a)
	19	Total before tax
	(1)	Tax benefit
	18	Net of tax

Total reclassifications for the period	$18	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 18 for additional details).

21. Business Segment Information
The company defines its operating segments as components of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. The company’s CODM is the Chief Executive Officer.
      The company has two reportable segments at March 31, 2014, as follows:

•
The Commercial Truck & Industrial segment supplies drivetrain systems and components, including axles, drivelines and braking and suspension systems, primarily for medium- and heavy-duty trucks, military, construction, bus and coach, fire and emergency and other applications in North America, South America, Europe and Asia Pacific. This segment also includes the company's aftermarket businesses in Asia Pacific and South America; and

•
The Aftermarket & Trailer segment supplies axles, brakes, drivelines, suspension parts and other replacement and remanufactured parts, including transmissions, to commercial vehicle aftermarket customers. This segment also supplies a wide variety of undercarriage products and systems for trailer applications in North America.

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

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Segment information is summarized as follows (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Eliminations	Total
Three Months Ended March 31, 2014
External Sales	$736	$226	$—	$962
Intersegment Sales	27	6	(33)	—
Total Sales	$763	232	$(33)	$962
Three Months Ended March 31, 2013
External Sales	$689	$219	$—	$908
Intersegment Sales	23	5	(28)	—
Total Sales	$712	224	$(28)	$908
	Commercial Truck	Aftermarket & Trailer	Eliminations	Total
Six Months Ended March 31, 2014
External Sales	$1,439	$430	$—	$1,869
Intersegment Sales	51	10	(61)	—
Total Sales	$1,490	$440	$(61)	$1,869
Six Months Ended March 31, 2013
External Sales	$1,383	$416	$—	$1,799
Intersegment Sales	44	11	(55)	—
Total Sales	$1,427	$427	$(55)	$1,799

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Segment EBITDA:
Commercial Truck & Industrial	$57	$37	$110	$71
Aftermarket & Trailer	22	22	41	35
Segment EBITDA	79	59	151	106
Unallocated legacy and corporate costs, net (1)	(1)	(1)	(3)	(2)
Interest expense, net	(48)	(25)	(75)	(54)
Provision for income taxes	(9)	(7)	(19)	(17)
Depreciation and amortization	(17)	(17)	(33)	(33)
Noncontrolling interests	(2)	—	(4)	—
Loss on sale of receivables	(2)	(2)	(5)	(3)
Restructuring costs	(2)	(11)	(3)	(17)
Income (loss) from continuing operations attributable to Meritor, Inc.	$(2)	$(4)	$9	$(20)

(1)
Unallocated legacy and corporate costs, net represents items that are not directly related to our business segments and primarily include pension and medical costs associated with sold business and other legacy costs for environmental and product liability.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment Assets:	March 31, 2014	September 30, 2013
Commercial Truck & Industrial	$1,882	$1,822
Aftermarket & Trailer	498	485
Total segment assets	2,380	2,307
Corporate(1)	473	568
Less: Accounts receivable sold under off-balance sheet factoring programs(2)	(322)	(305)
Total assets	$2,531	$2,570

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(2)
At March 31, 2014 and September 30, 2013 segment assets include $322 million and $305 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (See Note 8). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

22. Supplemental Guarantor Condensed Consolidating Financial Statements
Article 3-10 of Regulation S-X (S-X Rule 3-10) requires that separate financial information for issuers and guarantors of registered securities be filed in certain circumstances. Certain of the company's 100% owned subsidiaries, as defined in the credit agreement (the Guarantors), irrevocably and unconditionally guarantee amounts outstanding under the senior secured revolving credit facility. Similar subsidiary guarantees were provided for the benefit of the holders of the notes outstanding under the company's indentures (see Note 16).
Article 5-04 of Regulation S-X (S-X Rule 5-04) requires that condensed financial information of the registrant (parent) be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.
In lieu of providing separate audited financial statements for the parent and guarantors, the company has included the accompanying condensed consolidating financial statements as permitted by S-X Rules 3-10 and 5-04. These condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the parent's share of the subsidiary's cumulative results of operations, capital contributions and distribution and other equity changes. The Guarantors are combined in the condensed consolidated financial statements. Certain subsidiaries in China and India are restricted by law from transfer of cash by dividends, loans or advances to parent. As of March 31, 2014 the company’s proportionate share of net assets restricted from transfer by law was $41 million.

Index
MERITOR, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended March 31, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$354	$608	$—	$962
Subsidiaries	—	33	16	(49)	—
Total sales	—	387	624	(49)	962
Cost of sales	(13)	(331)	(551)	49	(846)
GROSS MARGIN	(13)	56	73	—	116
Selling, general and administrative	(23)	(22)	(21)	—	(66)
Restructuring costs	(1)	—	(1)	—	(2)
OPERATING INCOME (LOSS)	(37)	34	51	—	48
Other income (loss), net	39	(8)	(31)	—	—
Equity in earnings of affiliates	—	6	3	—	9
Interest income (expense), net	(54)	8	(2)	—	(48)
INCOME (LOSS) BEFORE INCOME TAXES	(52)	40	21	—	9
Provision for income taxes	—	—	(9)	—	(9)
Equity income from continuing operations of subsidiaries	50	7	—	(57)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(2)	47	12	(57)	—
INCOME FROM DISCONTINUED OPERATIONS, net of tax	3	3	3	(6)	3
NET INCOME	1	50	15	(63)	3
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$1	$50	$13	$(63)	$1

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$1	$50	$15	$(63)	$3
Other comprehensive income	22	5	11	(16)	22
Total comprehensive income	23	55	26	(79)	25
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive income attributable to Meritor, Inc.	$23	$55	$24	$(79)	$23

Index
MERITOR, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended March 31, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$355	$553	$—	$908
Subsidiaries	—	33	20	(53)	—
Total sales	—	388	573	(53)	908
Cost of sales	(14)	(335)	(517)	53	(813)
GROSS MARGIN	(14)	53	56	—	95
Selling, general and administrative	(23)	(21)	(21)	—	(65)
Restructuring costs	(3)	(3)	(5)	—	(11)
Other operating expense	(1)	—	—	—	(1)
OPERATING INCOME (LOSS)	(41)	29	30	—	18
Other income (loss), net	39	(13)	(26)	—	—
Equity in earnings of affiliates	—	5	5	—	10
Interest income (expense), net	(32)	8	(1)	—	(25)
INCOME (LOSS) BEFORE INCOME TAXES	(34)	29	8	—	3
Provision for income taxes	—	(1)	(6)	—	(7)
Equity income (loss) from continuing operations of subsidiaries	30	(4)	—	(26)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(4)	24	2	(26)	(4)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	—	—
NET INCOME (LOSS)	(4)	24	2	(26)	(4)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$(4)	$24	$2	$(26)	$(4)

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income (loss)	$(4)	$24	$2	$(26)	$(4)
Other comprehensive income (loss)	3	(16)	15	—	2
Total comprehensive income (loss)	(1)	8	17	(26)	(2)
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to Meritor, Inc.	$(1)	$8	$17	$(26)	$(2)

Index
MERITOR, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$666	$1,203	$—	$1,869
Subsidiaries	—	67	30	(97)	—
Total sales	—	733	1,233	(97)	1,869
Cost of sales	(26)	(632)	(1,089)	97	(1,650)
GROSS MARGIN	(26)	101	144	—	219
Selling, general and administrative	(40)	(45)	(40)	—	(125)
Restructuring costs	(1)	—	(2)	—	(3)
Other operating expense	—	(1)	—	—	(1)
OPERATING INCOME (LOSS)	(67)	55	102	—	90
Other income (loss), net	39	(8)	(31)	—	—
Equity in earnings of affiliates	—	12	5	—	17
Interest income (expense), net	(88)	17	(4)	—	(75)
INCOME (LOSS) BEFORE INCOME TAXES	(116)	76	72	—	32
Provision for income taxes	—	(2)	(17)	—	(19)
Equity income from continuing operations of subsidiaries	125	44	—	(169)	—
INCOME FROM CONTINUING OPERATIONS	9	118	55	(169)	13
INCOME FROM DISCONTINUED OPERATIONS, net of tax	3	3	3	(6)	3
NET INCOME	12	121	58	(175)	16
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$12	$121	$54	$(175)	$12

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Six Months Ended March 31, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$12	$121	$58	$(175)	$16
Other comprehensive income	22	10	—	(10)	22
Total comprehensive income	34	131	58	(185)	38
Less: Comprehensive income attributable to noncontrolling interests	—	—	(4)	—	(4)
Comprehensive income attributable to Meritor, Inc.	$34	$131	$54	$(185)	$34

Index
MERITOR, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$709	$1,090	$—	$1,799
Subsidiaries	—	67	37	(104)	—
Total sales	—	776	1,127	(104)	1,799
Cost of sales	(26)	(680)	(1,019)	104	(1,621)
GROSS MARGIN	(26)	96	108	—	178
Selling, general and administrative	(44)	(41)	(42)	—	(127)
Restructuring costs	(3)	(6)	(8)	—	(17)
Other operating expense	(2)	—	—	—	(2)
OPERATING INCOME (LOSS)	(75)	49	58	—	32
Other income (loss), net	35	(13)	(22)	—	—
Equity in earnings of affiliates	—	10	9	—	19
Interest income (expense), net	(69)	16	(1)	—	(54)
INCOME (LOSS) BEFORE INCOME TAXES	(109)	62	44	—	(3)
Provision for income taxes	—	(3)	(14)	—	(17)
Equity income from continuing operations of subsidiaries	89	19	—	(108)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(20)	78	30	(108)	(20)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(5)	(4)	(4)	8	(5)
NET INCOME (LOSS)	(25)	74	26	(100)	(25)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$(25)	$74	$26	$(100)	$(25)

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Six Months Ended March 31, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income (loss)	$(25)	$74	$26	$(100)	$(25)
Other comprehensive income (loss)	1	(1)	(3)	—	(3)
Total comprehensive income (loss)	(24)	73	23	(100)	(28)
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to Meritor, Inc.	$(24)	$73	$22	$(100)	$(29)

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	March 31, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$112	$3	$118	$—	$233
Receivables trade and other, net	1	22	595	—	618
Inventories	—	167	269	—	436
Other current assets	8	15	35	—	58
TOTAL CURRENT ASSETS	121	207	1,017	—	1,345
NET PROPERTY	12	144	254	—	410
GOODWILL	—	277	160	—	437
OTHER ASSETS	84	138	117	—	339
INVESTMENTS IN SUBSIDIARIES	1,859	172	—	(2,031)	—
TOTAL ASSETS	$2,076	$938	$1,548	$(2,031)	$2,531
CURRENT LIABILITIES:
Short-term debt	$—	$5	$1	$—	$6
Accounts and notes payable	45	202	449	—	696
Other current liabilities	109	71	165	—	345
TOTAL CURRENT LIABILITIES	154	278	615	—	1,047
LONG-TERM DEBT	1,030	10	42	—	1,082
RETIREMENT BENEFITS	757	—	111	—	868
INTERCOMPANY PAYABLE (RECEIVABLE)	874	(1,476)	602	—	—
OTHER LIABILITIES	74	197	45	—	316
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(813)	1,929	102	(2,031)	(813)
NONCONTROLLING INTERESTS	—	—	31	—	31
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,076	$938	$1,548	$(2,031)	$2,531

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(30)	$8	$40	$—	$18
INVESTING ACTIVITIES
Capital expenditures	(2)	(11)	(12)	—	(25)
Net investing cash flows provided by discontinued operations	—	—	3	—	3
CASH USED FOR INVESTING ACTIVITIES	(2)	(11)	(9)	—	(22)
FINANCING ACTIVITIES
Repayment of notes and term loan	(308)	—	—	—	(308)
Proceeds from debt issuance	225	—	—	—	225
Debt issuance costs	(9)	—	—	—	(9)
Intercompany advances	92	—	(92)	—	—
Other financing activities	—	—	13	—	13
CASH USED FOR FINANCING ACTIVITIES	—	—	(79)	—	(79)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(2)	—	(2)
CHANGE IN CASH AND CASH EQUIVALENTS	(32)	(3)	(50)	—	(85)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	144	6	168	—	318
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$112	$3	$118	$—	$233

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(36)	$4	$(77)	$—	$(109)
INVESTING ACTIVITIES
Capital expenditures	(2)	(8)	(13)	—	(23)
Net investing cash flows provided by discontinued operations	—	3	3	—	6
CASH USED FOR INVESTING ACTIVITIES	(2)	(5)	(10)	—	(17)
FINANCING ACTIVITIES
Repayments of notes	(236)	—	—	—	(236)
Proceeds from debt issuance	225	—	—	—	225
Debt issuance costs	(6)	—	—	—	(6)
Intercompany advances	9	—	(9)	—	—
Other financing activities	—	1	1	—	2
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(8)	1	(8)	—	(15)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1	—	1
CHANGE IN CASH AND CASH EQUIVALENTS	(46)	—	(94)	—	(140)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	91	3	163	—	257
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45	$3	$69	$—	$117

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As of March 31, 2014 and September 30, 2013 respectively, parent only obligations included $786 million and $805 million of pension and retiree medical benefits (see Note 18). All debt is debt of the parent other than $58 million and $45 million at March 31, 2014 and September 30, 2013 respectively (see Note 16) and is primarily related to capital lease obligations and lines of credit. Cash dividends paid to the parent by subsidiaries and investments accounted for by the equity method were $5 million and $54 million for six months ended March 31, 2014 and 2013, respectively.

MERITOR, INC.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
OVERVIEW
Meritor, Inc. (the "company", "our", "we" or "Meritor"), headquartered in Troy, Michigan, is a premier global supplier of a broad range of integrated systems, modules and components to original equipment manufacturers (“OEMs”) and the aftermarket for the commercial vehicle, transportation and industrial sectors. The company serves commercial truck, trailer, military, bus and coach, construction, and other industrial OEMs and certain aftermarkets. Meritor common stock is traded on the New York Stock Exchange under the ticker symbol MTOR.
2nd Quarter Fiscal Year 2014 results
Our sales for the second quarter of fiscal year 2014 were $962 million, an increase compared to $908 million in the prior year. We experienced higher sales primarily in our Commercial Truck & Industrial segment primarily driven by higher production volumes in North America and Europe, partially offset by the anticipated step down in our Family of Medium Tactical Vehicles (FMTV) program. In addition, revenue was slightly higher in our Aftermarket & Trailer segment. Loss from continuing operations attributable to the company in the second quarter of fiscal year 2014 was $2 million, or $0.02 per diluted share, compared to loss from continuing operations of $4 million, or $0.04 per diluted share, in the prior year. Net income for the second quarter of fiscal year 2014 was $1 million compared to net loss of $4 million in the prior year. In the 2nd quarter of fiscal year 2014 we recognized a $21 million loss on debt extinguishment primarily relating to the repurchase of our 10.625 percent notes due in 2018. See Capital Market Transactions below.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the second quarter of fiscal year 2014 was $78 million compared to $58 million in the prior year. Our Adjusted EBITDA margin in the second quarter of fiscal year 2014 was 8.1 percent compared to 6.4 percent in the same period a year ago. Total Adjusted EBITDA and Adjusted EBITDA margin increased compared to the prior year primarily as a result of reductions in material, labor, burden and other structural costs and higher sales in the second quarter of fiscal year 2014.
Cash flows provided by operating activities were $22 million in the second quarter of fiscal year 2014 compared to cash flows used by operating activities of $18 million in the second quarter of the prior fiscal year. This improvement is primarily due to less cash used for pension contributions and working capital.
Capital Market Transactions
We completed capital market transactions in the second quarter of fiscal year 2014. We issued $225 million of 6.25 percent notes due in 2024. Net proceeds and balance sheet cash were used to complete the redemption of our $250 million 10.625 percent notes due in 2018 and we repaid our remaining $41 million term loan balance. As a result of these actions, we expect to reduce our annual cash interest by approximately $14 million.

We also amended our revolving credit agreement in February. The maturity date was extended to February 2019 and the facility size was increased to $499 million through April 2017. The facility size then becomes $410 million through February 2019. This amendment also reduces drawn pricing by 75 basis points and increases the leverage ratio covenant from 2.0x to 2.25x through maturity.
     Trends and Uncertainties
     Production Volumes
     The following table reflects estimated commercial truck production volumes for selected original equipment markets for the three months ended March 31, 2014 and 2013 based on available sources and management’s estimates.

	Three Months Ended March 31,		Percent
	2014	2013	Change
Estimated Commercial Truck production (in thousands)
North America, Heavy-Duty Trucks	67	56	20%
North America, Medium-Duty Trucks	45	45	—%
Western Europe, Heavy- and Medium-Duty Trucks	86	81	6%
South America, Heavy- and Medium-Duty Trucks	42	38	11%

MERITOR, INC.

During fiscal year 2014, we expect an increase in production volumes in North America compared to the levels experienced  in fiscal year 2013. We also expect production volumes in North America to increase in the second half of fiscal year 2014 compared to the first half. We anticipate production volumes in South America to decrease in the second half of fiscal year 2014 on a year-over-year basis resulting from continued economic uncertainty during fiscal year 2014. In line with our expectations, in the first quarter of fiscal year 2014, production volumes in Europe ramped up in advance of the new commercial truck emission standard requirements. Although we expect volumes to be up slightly year-over-year, we anticipate a decline in production for the remainder of the year on a year-over-year basis. Production volumes in China are expected to increase slightly during fiscal year 2014 compared to low levels experienced in fiscal year 2013. We expect the market in India to be down another 5% - 10% in fiscal year 2014 given the current economic climate. There is no certainty as to if and when these volumes in the Asia-Pacific region will return to the levels previously experienced.

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

•	Failure to obtain new business;

•	Failure to secure new military contracts as our primary military program winds down;

•	Ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, in the event one or more countries exit the European monetary union;

•	Ability to work with our customers to manage rapidly changing production volumes;

•	Ability to recover and timing of recovery of steel price and other cost increases from our customers;

•	Any unplanned extended shutdowns or production interruptions by us, our customers or our suppliers;

•	A significant deterioration or slowdown in economic activity in the key markets in which we operate;

•	Higher-than-planned price reductions to our customers;

•	Potential price increases from our suppliers;

•	Additional restructuring actions and the timing and recognition of restructuring charges;

•	Higher-than-planned warranty expenses, including the outcome of known or potential recall campaigns;

MERITOR, INC.

•	Our ability to implement planned productivity, cost reduction, and other margin improvement initiatives;

•	Uncertainties of asbestos claim litigation and the outcome of litigation with insurance companies regarding the scope of coverage and the long-term solvency of our insurance carriers; and

•	Restrictive government actions by foreign countries (such as restrictions on transfer of funds and trade protection measures, including export duties and quotas and customs duties and tariffs).
NON-GAAP FINANCIAL MEASURES
In addition to the results reported in accordance with accounting principles generally accepted in the United States (GAAP), we have provided information regarding non-GAAP financial measures. These non-GAAP financial measures include Adjusted income (loss) from continuing operations, Adjusted diluted earnings (loss) per share from continuing operations, Adjusted EBITDA, Adjusted EBITDA margin, and Free cash flow.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Adjusted income (loss) from continuing operations	$21	$6	$33	$(5)
Loss on debt extinguishment	(21)	—	(21)	—
Restructuring costs, net of tax	(2)	(10)	(3)	(15)
Income (loss) from continuing operations	$(2)	$(4)	$9	$(20)

Adjusted diluted earnings (loss) per share from continuing operations	$0.22	$0.06	$0.33	$(0.05)
Impact of adjustments on diluted earnings (loss) per share	(0.24)	(0.10)	(0.24)	(0.15)
Diluted earnings (loss) per share from continuing operations	$(0.02)	$(0.04)	$0.09	$(0.20)

MERITOR, INC.

Free cash flow is reconciled to cash flows used for operating activities below (in millions).

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Cash provided by (used) for operating activities	$22	$(18)	$18	$(109)
Capital expenditures	(13)	(8)	(25)	(23)
Free cash flow	9	(26)	(7)	(132)
   Adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. in “Results of Operations” below.
Results of Operations
The following is a summary of our financial results is (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
SALES:
Commercial Truck & Industrial	$763	$712	$1,490	$1,427
Aftermarket & Trailer	232	224	440	427
Intersegment Sales	(33)	(28)	(61)	(55)
SALES	$962	$908	$1,869	$1,799
SEGMENT EBITDA:
Commercial Truck & Industrial	$57	$37	$110	$71
Aftermarket & Trailer	22	22	41	35
SEGMENT EBITDA	79	59	151	106
Unallocated legacy and corporate costs, net (1)	(1)	(1)	(3)	(2)
ADJUSTED EBITDA	78	58	148	104
Interest expense, net	(48)	(25)	(75)	(54)
Provision for income taxes	(9)	(7)	(19)	(17)
Depreciation and amortization	(17)	(17)	(33)	(33)
Noncontrolling interests	(2)	—	(4)	—
Loss on sale of receivables	(2)	(2)	(5)	(3)
Restructuring costs	(2)	(11)	(3)	(17)

INCOME (LOSS) FROM CONTINUING OPERATIONS, attributable to Meritor, Inc.	$(2)	$(4)	$9	$(20)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax, attributable to Meritor, Inc.	3	—	3	(5)
NET INCOME (LOSS) attributable to Meritor, Inc.	$1	$(4)	$12	$(25)
DILUTED EARNINGS (LOSS) PER SHARE attributable to Meritor, Inc.
Continuing operations	$(0.02)	$(0.04)	$0.09	$(0.20)
Discontinued operations	0.03	—	0.03	(0.05)
Diluted earnings (loss) per share	$0.01	$(0.04)	$0.12	$(0.25)
DILUTED AVERAGE COMMON SHARES OUTSTANDING	97.6	97.2	99.2	96.9

(1)
Unallocated legacy and corporate costs, net represent items that are not directly related to our business segments. These costs primarily include pension and retiree medical costs associated with recently sold businesses and other legacy costs for environmental and product liability.

MERITOR, INC.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
   Sales
The following table reflects total company and business segment sales for the three months ended March 31, 2014 and 2013. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales (in millions).

	Three months Ended				Dollar Change Due To
	March 31,		Dollar	%		Volume /
	2014	2013	Change	Change	Currency	Other
Sales:
Commercial Truck & Industrial	$763	$712	$51	7%	$(26)	$77
Aftermarket & Trailer	232	224	8	4%	—	8
Intersegment Sales	(33)	(28)	(5)	(18)%	(2)	(3)
TOTAL SALES	$962	$908	$54	6%	$(28)	$82
     Commercial Truck & Industrial sales were $763 million in the second quarter of fiscal year 2014, up 7 percent compared to the second quarter of fiscal year 2013. The increase was primarily due to higher commercial truck production in North America and to a lesser extent Europe. These increases were partially offset by a sales decrease associated with the expected step down in volumes for the FMTV program. The deterioration year over year of the Brazilian Reais unfavorably impacted revenues in South America.
     Aftermarket & Trailer sales were $232 million in the second quarter of fiscal year 2014, up 4 percent compared to the second quarter of fiscal year 2013. The slight increase was primarily due to higher European sales and North American pricing initiatives executed over the past year.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended March 31, 2014 was $846 million compared to $813 million in the prior year, representing an increase of 4 percent. Total cost of sales was approximately 88 percent and 90 percent of sales for the three month periods ended March 31, 2014 and 2013, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the second quarter of fiscal year 2014 compared to the same quarter in the prior year (in millions):

Cost of Sales
Three months ended March 31, 2013	$813
Volume, mix and other, net	55
Foreign exchange	(22)
Three months ended March 31, 2014	$846
     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Higher material costs	$30
Higher labor and overhead costs	7
Other, net	(4)
Total change in costs of sales	$33

MERITOR, INC.

Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended March 31, 2014 increased $30 million compared to the same period in the prior year primarily as a result of higher volume.
Labor and overhead costs increased $7 million compared to the same period in the prior year primarily as a result of higher volume.
Gross margin for the three months ended March 31, 2014 was $116 million compared to $95 million in the same period last year. Gross margin, as a percentage of sales, was 12.1 percent and 10.5 percent for the three months ended March 31, 2014 and 2013, respectively. This improvement in gross margin percentage was primarily driven by net material, labor and burden performance.
Other Income Statement Items
     Selling, general and administrative expenses for the three months ended March 31, 2014 and 2013 are summarized as follows (in millions):

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(2)	(0.2)%	$(2)	(0.2)%	$—	0 pts
Short- and long-term variable
compensation	(7)	(0.7)%	(6)	(0.7)%	1	0 pts
All other SG&A	(57)	(5.9)%	(57)	(6.3)%	—	(0.4) pts
Total SG&A	$(66)	(6.8)%	$(65)	(7.2)%	$1	(0.4) pts
    All other SG&A represents normal selling, general and administrative expense.
Restructuring costs of $2 million were recorded during the three months ended March 31, 2014 compared to $11 million a year ago. During the second quarter of fiscal year 2014, $1 million of restructuring costs were recognized by our Commercial Truck & Industrial segment and $1 million by our corporate locations primarily related to employee severance costs. During the second quarter of fiscal year 2013, $7 million of restructuring costs were recognized by our Commercial Truck & Industrial segment, $1 million by our Aftermarket & Trailer segment, and $3 million at our corporate locations primarily related to employee severance costs related to our segment reorganization.
     Operating income for the second quarter of fiscal year 2014 was $48 million, compared to $18 million in the prior year. Key items affecting operating income are discussed above.
     Equity in earnings of affiliates was $9 million in the second quarter of fiscal year 2014, compared to $10 million in the same period in the prior year. The decrease is primarily due to the sale of our ownership interest in the Suspensys joint venture in the fourth quarter of fiscal year 2013, partially offset by higher earnings in our North America joint ventures reflecting higher volumes in this region.
     Interest expense, net for the second quarter of fiscal year 2014 was $48 million, compared to $25 million in the prior year. During the second quarter ended March 31, 2014, we exercised a call option and redeemed our $250 million 10.625% notes due 2018 at a premium of 5.313 percent of the principal amount. We recognized a $19 million loss on debt extinguishment associated with the redemption, which consist of $6 million of unamortized discount and deferred issuance costs and $13 million of premium. We also repaid the outstanding term loan balance of $41 million during the same period and recognized a $2 million loss on the repayment, primarily related to unamortized debt issuance costs.
    Provision for income taxes was $9 million in the second quarter of fiscal year 2014 compared to $7 million in the same period in the prior year. The increase to tax expense for the three months ended March 31, 2014 was primarily attributable to higher earnings in jurisdictions in which we recognize tax expense.
Income from continuing operations (before noncontrolling interests) for the second quarter of fiscal year 2014 was break even compared to a loss of $4 million in the prior year. The increase in operating income was substantially offset by loss on debt extinguishment and higher tax expense.
     Income from discontinued operations, net of tax was $3 million for the three months ended March 31, 2014 primarily related to tax benefits for previously divested businesses.

MERITOR, INC.

     Net income attributable to Meritor, Inc. was $1 million for the second quarter of fiscal year 2014 compared to a loss of $4 million in the second quarter of fiscal year 2013. The various factors affecting net income are discussed above.

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
     The following table reflects Segment EBITDA and Segment EBITDA margins for the three months ended March 31, 2014 and 2013 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	March 31,			March 31,
	2014	2013	$ Change	2014	2013	Change
Commercial Truck & Industrial	$57	$37	$20	7.5%	5.2%	2.3 pts
Aftermarket & Trailer	22	22	—	9.5%	9.8%	(0.3) pts
Segment EBITDA	$79	$59	$20	8.2%	6.5%	1.7 pts

     Significant items impacting year-over-year Segment EBITDA include the following:

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA– Quarter ended March 31, 2013	$37	$22	$59
Lower earnings from unconsolidated affiliates	1	(2)	(1)
Lower pension and retiree medical costs	2	—	2
Foreign exchange - transaction and translation	(5)	—	(5)
Volume, mix, pricing and other, net	22	2	24
Segment EBITDA – Quarter ended March 31, 2014	$57	$22	$79

Commercial Truck & Industrial Segment EBITDA was $57 million in the second quarter of fiscal year 2014, up $20 million compared to the same period in the prior year. Segment EBITDA margin increased to 7.5 percent compared to 5.2 percent in the prior year. Year-over-year reductions in material and other costs and the favorable impact of higher revenue in North America and Europe more than offset the unfavorable impact of the anticipated step down in our defense revenue.
     Aftermarket & Trailer Segment EBITDA was $22 million in the second quarter of fiscal year 2014 and fiscal year 2013. Segment EBITDA margin decreased to 9.5 percent compared to 9.8 percent in the prior year. The EBITDA benefit of higher revenue was offset by the loss of earnings year-over-year from our previously divested Suspensys joint venture, which was sold in the fourth quarter of fiscal year 2013, as well as certain inventory reserves recognized in the quarter.

MERITOR, INC.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013
   Sales
The following table reflects total company and business segment sales for the six months ended March 31, 2014 and 2013. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales (in millions).

	Six Months Ended				Dollar Change Due To
	March 31,		Dollar	%		Volume /
	2014	2013	Change	Change	Currency	Other
Sales:
Commercial Truck & Industrial	$1,490	$1,427	$63	4%	$(36)	$99
Aftermarket & Trailer	440	427	13	3%	2	11
Intersegment Sales	(61)	(55)	(6)	(11)%	(4)	(2)
TOTAL SALES	$1,869	$1,799	$70	4%	$(38)	$108
     Commercial Truck & Industrial sales were $1,490 million in the first six months of fiscal year 2014, up 4 percent compared to the first six months of fiscal year 2013, reflecting higher commercial truck production in all markets except India. North American industry-wide production volumes for heavy-duty trucks increased 20 percent in the second quarter of fiscal year 2014 as compared to the same period a year ago. In addition, we experienced higher sales in South America and Europe as industry-wide production volumes in these regions were up 11 percent and 6 percent, respectively. Although production volumes increased in the second quarter of the fiscal year in South America and Europe, we expect a decrease in the second half of the fiscal year resulting from continued economic uncertainty in South America and the anticipated decline subsequent to Europe's implementation of the new commercial truck emission standard. Furthermore, the effects of foreign currency exchange rates, primarily the Brazilian Reais, decreased sales by $38 million compared to the same period a year ago as the U.S. dollar strengthened against other currencies compared to the prior year.
     Aftermarket & Trailer sales were $440 million in the first six months of fiscal year 2014, up 3 percent compared to the first six months of fiscal year 2013. The increase is primarily due to slightly higher sales and increased pricing of core aftermarket replacement products, primarily in North America.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the six months ended March 31, 2014 was $1,650 million compared to $1,621 million in the prior year, representing an increase of 2 percent. The increase in costs of sales is primarily due to higher sales volumes which is discussed above. Total cost of sales was approximately 88 percent and 90 percent of sales for the six month periods ended March 31, 2014 and 2013, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the first six months of fiscal year 2014 compared to the same period in the prior year (in millions):

Cost of Sales
Six months ended March 31, 2013	$1,621
Volume, mix and other, net	57
Foreign exchange	(28)
Six months ended March 31, 2014	$1,650

MERITOR, INC.

     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Higher material costs	$19
Higher labor and overhead costs	16
Other, net	(6)
Total change in costs of sales	$29
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the six months ended March 31, 2014 increased $19 million compared to the same period in the prior year primarily as a result of higher sales.
     Labor and overhead costs increased by $16 million compared to the same period in the prior year primarily as a result of higher sales in the first six months of fiscal year 2014.
     Gross margin for the six months ended March 31, 2014 was $219 million compared to $178 million in the same period last year. Gross margin, as a percentage of sales, was 11.7 percent and 9.9 percent for the six months ended March 31, 2014 and 2013, respectively. This improvement in gross margin percentage was primarily driven by net material, labor and burden performance.
Other Income Statement Items
     Selling, general and administrative expenses for the six months ended March 31, 2014 and 2013 are summarized as follows (in millions):

	Six Months Ended		Six Months Ended
	March 31, 2014		March 31, 2013		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(5)	(0.3)%	$(3)	(0.2)%	$2	0.1 pts
Short- and long-term variable
compensation	(13)	(0.7)%	(11)	(0.6)%	2	0.1 pts
Long-term liability reduction	5	0.3%	—	—%	(5)	(0.3) pts
All other SG&A	(112)	(6.0)%	(113)	(6.3)%	(1)	(0.3) pts
Total SG&A	$(125)	(6.7)%	$(127)	(7.1)%	$(2)	(0.4) pts
        In the first quarter of fiscal year 2014, we executed a change to our long-term disability benefit plan reducing the duration for which we provide medical and dental benefits to individuals on long-term disability to be more consistent with market practices. This resulted in a $5 million reduction in the liability associated with these benefits. All other SG&A represents normal selling, general and administrative expense.
     Restructuring costs of $3 million were recorded during the six months ended March 31, 2014 compared to $17 million a year ago. Our Commercial Truck & Industrial segment recognized the majority of the restructuring costs in the first six months of fiscal year 2014 primarily related to employee severance costs. Our Commercial Truck & Industrial segment recognized $9 million of restructuring costs in the first six months of fiscal year 2013 primarily related to employee severance costs associated with segment reorganization. Our Aftermarket & Trailer segment recognized $5 million of restructuring costs during the first six months of fiscal year 2013 primarily related to the remanufacturing consolidation program. In addition, we recognized $3 million of restructuring costs at our corporate location associated with our segment reorganization in 2013.
     Operating income for the first six months of fiscal year 2014 was $90 million, compared to $32 million in the prior year. Key items impacting operating income are discussed above.
     Equity in earnings of affiliates was $17 million in the first six months of fiscal year 2014, compared to $19 million in the same period in the prior year. The decrease is primarily due to the sale of our ownership in the Suspensys joint venture in the fourth quarter of fiscal year 2013.

MERITOR, INC.

     Interest expense, net for the first six months of fiscal year 2014 was $75 million, compared to $54 million in the prior year. During the second quarter ended March 31, 2014, we exercised a call option to redeem $250 million of our 10.625% notes due 2018 at a premium of 5.313 percent of the principal amount. We recognized a $19 million loss on extinguishment associated with the redemption which consist of $6 million of unamortized discount and deferred issuance costs and $13 million of premium. We also repaid the outstanding term loan balance of $41 million during the same period and recognized a $2 million loss on the repayment associated with unamortized debt issuance costs. During the first quarter ended December 31, 2012, we repurchased approximately $245 million of $300 million principal amount of our 4.625% notes due 2026. We recognized a $5 million loss on debt extinguishment associated with the repurchase. Excluding the impact of debt extinguishment, interest expense increased, due to additional interest costs associated with the debt securities issued during fiscal year 2013.
     Provision for income taxes was $19 million in the first six months of fiscal year 2014 compared to $17 million in the first six months of fiscal year 2013. The increase to tax expense for the six months ended March 31, 2014 was primarily attributable to higher earnings in jurisdictions in which we recognize tax expense.
Income from continuing operations (before noncontrolling interests) for the first six months of fiscal year 2014 was $13 million compared to a loss of $20 million, in the prior year. The reasons for the improvement are discussed above.
     Income from discontinued operations was $3 million in the first six months of fiscal year 2014, compared to a loss of $5 million in the same period in the prior year. Income from discontinued operations for the six months ended March 31, 2014 primarily related to tax benefits for previously divested businesses. Loss from discontinued operations for the six months ended March 31, 2013 primarily related to changes in estimates and adjustments related to certain assets and liabilities retained from previously divested businesses and indemnities provided at the time of sale.
     Net income attributable to Meritor, Inc. was $12 million for the first six months of fiscal year 2014 compared to a loss of $25 million in the first six months of fiscal year 2013. Various factors impacting net income are previously discussed.

Segment EBITDA and EBITDA Margins
     The following table reflects Segment EBITDA and Segment EBITDA margins for the six months ended March 31, 2014 and 2013 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	March 31,			March 31,
	2014	2013	$ Change	2014	2013	Change
Commercial Truck & Industrial	$110	$71	$39	7.4%	5.0%	2.4 pts
Aftermarket & Trailer	41	35	6	9.3%	8.2%	1.1 pts
Segment EBITDA	$151	$106	$45	8.1%	5.9%	2.2 pts

     Significant items impacting year-over-year Segment EBITDA include the following:

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA– Six months ended March 31, 2013	$71	$35	$106
Higher (lower) earnings from unconsolidated affiliates	1	(3)	(2)
Lower pension and retiree medical costs	2	—	2
Foreign exchange - transaction and translation	(10)	2	(8)
Volume, mix, pricing and other, net	46	7	53
Segment EBITDA – Six months ended March 31, 2014	$110	$41	$151

Commercial Truck & Industrial Segment EBITDA was $110 million in the first six months of fiscal year 2014, up $39 million compared to the same period in the prior year. Segment EBITDA margin increased to 7.4 percent compared to 5.0 percent in the prior year. The increase in Segment EBITDA margin reflects higher commercial vehicle sales in Europe and North America and reductions in material and other costs more than offset the impact of the expected step down in our defense business revenue.

MERITOR, INC.

     Aftermarket & Trailer Segment EBITDA was $41 million in the first six months of fiscal year 2014, up $6 million compared to the same period in the prior year. Segment EBITDA margin increased to 9.3 percent compared to 8.2 percent in the prior year. The increase in Segment EBITDA margin was primarily due to higher sales of our core aftermarket products, pricing actions, and lower material and other costs.
Financial Condition
Cash Flows (in millions)

	Six Months Ended March 31,
	2014	2013
OPERATING CASH FLOWS
Income (loss) from continuing operations	$13	$(20)
Depreciation and amortization	33	33
Restructuring costs	3	17
Loss on debt extinguishment	21	5
Equity in earnings of affiliates	(17)	(19)
Pension and retiree medical expense	20	22
Dividends received from equity method investments	11	7
Pension and retiree medical contributions	(19)	(48)
Restructuring payments	(4)	(12)
Increase in working capital	(58)	(32)
Changes in off-balance sheet accounts receivable factoring	17	(44)
Other, net	3	(5)
Cash flows provided by (used for) continuing operations	23	(96)
Cash flows used for discontinued operations	(5)	(13)
CASH PROVIDED BY(USED FOR) OPERATING ACTIVITIES	$18	$(109)
     Cash provided by operating activities for the first six months of fiscal year 2014 was $18 million compared to cash used by operating activities of $109 million in the same period of fiscal year 2013. The improvement is primarily due to less cash used for working capital and pension contributions and higher income from continuing operations.

	Six Months Ended March 31,
	2014	2013
INVESTING CASH FLOWS
Capital expenditures	$(25)	$(23)
Net investing cash flows provided by discontinued operations	3	6
CASH USED FOR INVESTING ACTIVITIES	$(22)	$(17)
     Cash used for investing activities was $22 million in the first six months of fiscal year 2014 compared to $17 million in the same period a year ago.

	Six Months Ended March 31,
	2014	2013
FINANCING CASH FLOWS
Repayment of notes and term loan	(308)	(236)
Proceeds from debt issuance	225	225
Debt issuance costs	(9)	(6)
Other financing activities	13	2
CASH USED BY FINANCING ACTIVITIES	$(79)	$(15)

MERITOR, INC.

     Cash used for financing activities was $79 million for the first six months of fiscal year 2014 compared to $15 million for the same period a year ago. In the second quarter of fiscal year 2014, we issued $225 million of 6.25 percent senior unsecured notes due in 2024. Net proceeds from the issuance of these notes were used along with available cash to retire the $250 million 10.625 percent notes due in 2018 at a premium of $13 million. The outstanding term loan balance of $45 million was paid in the first six months of fiscal year 2014.
In December 2012, we issued $250 million of 7.875 percent convertible senior notes due 2026, net of original issuance discount of $25 million. Net proceeds from the issuance of these notes were used along with available cash to retire a portion of our outstanding 4.625 percent convertible senior notes due 2026.

Liquidity
Our outstanding debt, net of discounts where applicable, is summarized as follows (in millions).

	March 31,	September 30,
	2014	2013
Fixed-rate debt securities	$584	$606
Fixed-rate convertible notes	483	482
Term loan	—	45
Lines of credit and other	59	46
Unamortized gain on interest rate swap termination	2	2
Unamortized discount on convertible notes	(40)	(43)
Total debt	$1,088	$1,138
Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs, restructuring and product development programs. We expect fiscal year 2014 capital expenditures for our business segments to be in the range of $75 million to $85 million.
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
     In February 2012, we filed a shelf registration statement with the Securities and Exchange Commission, which was amended in November 2012, registering up to $750 million of debt and/or equity securities that may be offered in one or more series on terms to be determined at the time of sale. The amount remaining at March 31, 2014 is $250 million.
     We believe our current financing arrangements provide us with the financial flexibility required to maintain our operations and fund future growth, including actions required to improve our market share and further diversify our global operations, through the term of our revolving credit facility, which matures in February 2019.

MERITOR, INC.

     Sources of liquidity as of March 31, 2014, in addition to cash on hand, are as follows:

	Total Facility Size	Unused as of 03/31/14	Current Expiration
On-balance sheet arrangements:
Revolving credit facility(1)	$499	$499	February 2019 (1)
Committed U.S. accounts receivable securitization(2)	100	100	June 2016
Total on-balance sheet arrangements	599	599

Swedish Factoring Facility	206	21	June 2014
U.S. Factoring Facility	89	19	October 2014
U.K. Factoring Facility	35	27	February 2018
Italy Factoring Facility	41	27	June 2017
Other uncommitted factoring facilities	72	27	Various
Letter of credit facility	30	4	March 2019
Total off-balance sheet arrangements	473	125
Total available sources	$1,072	$724

(1)
The availability under the revolving credit facility is subject to a collateral test as discussed under “Revolving Credit Facility” below. On February 13, 2014, we entered into an agreement to amend and extend the revolving credit facility through February 2019. See further discussion below under “Revolving Credit Facility”.

(2)	Availability subject to adequate eligible accounts receivable available for sale.
Cash and Liquidity Needs – Our cash and liquidity needs have been affected by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At March 31, 2014, we had $233 million in cash and cash equivalents.
     Our availability under the revolving credit facility is subject to a collateral test and a priority debt to EBITDA ratio covenant, as defined in the agreement, which may limit our borrowings under the agreement as of each quarter end. As long as we are in compliance with this covenant as of the quarter end, we have full availability under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, vehicle production schedules and customer demand and access to other borrowing arrangements such as factoring or securitization facilities. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At March 31, 2014, the company was in compliance with all covenants under its credit agreement (see Note 16).
Debt Repurchase Program - On January 23, 2014, the Offering Committee of our Board of Directors approved a repurchase program for up to $100 million of any of our public debt securities (including without limitation convertible debt securities) from time to time through open market purchases or privately negotiated transactions or otherwise, until December 15, 2014.

MERITOR, INC.

Issuance of 2024 Notes - On February 13, 2014, we completed a public offering of debt securities consisting of the issuance of $225 million 10-year, 6.25 percent notes due February 15, 2024 (the "2024 Notes"). The 2024 Notes were offered and sold pursuant to our shelf registration statement. The proceeds from the sale of the 2024 Notes, net of fees, were $221 million and, together with cash on hand, were used to repurchase $250 million of the company's outstanding 10.625 percent notes due 2018. The 2024 Notes constitute senior unsecured obligations of the company and rank equally in right of payment with its existing and future senior unsecured indebtedness, and effectively junior to existing and future secured indebtedness to the extent of the security therefor. They are guaranteed on a senior unsecured basis by each of the company's subsidiaries from time to time guaranteeing the senior secured credit facility. Prior to February 15, 2017, the company may redeem up to 35 percent of the aggregate principal amount of the 2024 Notes issued on the initial issue date with the net cash proceeds of certain public sales of common stock at a redemption price equal to 106.25 percent of the principal amount of the 2024 Notes to be redeemed, plus accrued and unpaid interest, if any, on the 2024 Notes to be redeemed so long as at least 65 percent of the aggregate principal amount of 2024 Notes originally issued remains outstanding after each such redemption and notice of any such redemption is mailed within 90 days of any such sale of common stock. Prior to February 15, 2019, the company may redeem up to 100 percent of the aggregate principal amount of the 2024 Notes issued on the initial issue date at a redemption price equal to the sum of (i) 100% of principal amount of the 2024 Notes to be redeemed, plus the applicable premium as of the redemption date on the 2024 Notes to be redeemed, plus accrued and unpaid interest, if any. On or after February 15, 2019, 2020, 2021, and 2022 the company has the option to redeem the 2024 Notes, in whole or in part, at the redemption price of 103.125 percent, 102.083 percent, 101.042 percent, and 100.000 percent, respectively.
 If a Change of Control (as defined in the indenture under which the 2024 Notes were issued) occurs, unless the company has exercised its right to redeem the securities, each holder of the 2024 Notes may require the company to repurchase some or all of such holder's securities at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest.
Redemption of 2018 Notes - On March 15, 2014, we exercised a call option on our 10.625 percent notes due March 15, 2018. These notes were redeemed at a premium of 5.313 percent of their principal amount. The repurchase of our $250 million 10.625 percent notes was accounted for as an extinguishment of debt and, accordingly, we recognized a net loss on debt extinguishment of $19 million, which consist of $6 million of unamortized discount and deferred issuance costs, and $13 million of premium. The net loss on debt extinguishment is included in interest expense, net in the consolidated statement of operations.
Revolving Credit Facility – On February 13, 2014, we amended and restated our revolving credit facility. Pursuant to the revolving credit agreement as amended, we have a $499 million revolving credit facility, $89 million of which matures in April 2017 for banks not electing to extend their commitments under the revolving credit facility existing at December 31, 2013 and the remaining $410 million of which matures in February 2019. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants.
No borrowings were outstanding under the revolving credit facility at March 31, 2014 and September 30, 2013. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. No letters of credit were outstanding on March 31, 2014 and September 30, 2013. At certain times during any given month, we could draw on our revolving credit facility to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay borrowing under the facility. Accordingly, during any given month, we may draw down on this facility in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
  The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 throughout the term of the agreement. At March 31, 2014, we were in compliance with all covenants under the revolving credit facility with a ratio of approximately 0.34x for the priority debt-to-EBITDA covenant.
     Availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At March 31, 2014, the revolving credit facility was collateralized by approximately $604 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating for the senior secured facilities. At March 31, 2014, the margin over LIBOR rate was 350 basis points, and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 250 basis points.

MERITOR, INC.

Certain of the company's subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company's indentures (see Note 16 to the consolidated financial statements).
Term Loan – On February 13, 2014 we also repaid the outstanding balance on the term loan of $41 million and recognized a $2 million loss on the repayment associated with unamortized debt issuance cost.
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
(2) Prior to June 1, 2025, during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount at maturity of 2013 Convertible Notes was equal to or less than 97 percent of the conversion value of the 2013 Convertible Notes on each trading day during such five consecutive trading day period;
(3) Prior to June 1, 2025, if the company has called the 2013 Convertible Notes for redemption;
(4) Prior to June 1, 2025, upon the occurrence of specified corporate transactions; or
(5) At any time on or after June 1, 2025.
On or after December 1, 2020, the company may redeem the 2013 Convertible Notes at its option, in whole or in part, at a redemption price in cash equal to 100 percent of the principal amount at maturity of the 2013 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Further, holders may require the company to purchase all or a portion of their 2013 Convertible Notes at a purchase price in cash equal to 100 percent of the principal amount at maturity of the 2013 Convertible Notes to be purchased, plus accrued and unpaid interest, on December 1, 2020 or upon certain fundamental changes.

MERITOR, INC.

U.S. Securitization Program – We have a $100 million U.S. accounts receivables securitization facility. On June 21, 2013 the company entered into a one-year extension of the facility expiration date to June 18, 2016. On October 11, 2013, the company entered into an amendment whereby Market Street Funding, LLC assigned its purchase commitment to PNC Bank, National Association (PNC). This program is provided by PNC, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At both March 31, 2014 and September 30, 2013, no amounts, including letters of credit, were outstanding under this program. This program contains a financial covenant related to our priority-debt-to-EBITDA ratio, which is 2.00 to 1.00 as of the last day of the fiscal quarter throughout the remaining term of the agreement. In addition, this securitization program contains a cross default to our revolving credit facility. At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
Capital Leases – On March 20, 2012, we entered into an arrangement to finance equipment acquisitions at our various U.S. locations. Under this arrangement, we can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any point in time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, we can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. As of March 31, 2014 and September 30, 2013, we had $28 million outstanding under these and other capital lease arrangements.
Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount were to exceed $35 million. As of March 31, 2014 and September 30, 2013, we had $23 million and $16 million, respectively, outstanding under this program.
Credit Ratings – At March 31, 2014, Standard & Poor’s corporate credit rating, senior secured credit rating, and senior unsecured credit rating for our company are B, BB- and B-, respectively. Moody’s Investors Service corporate credit rating, senior secured credit rating, and senior unsecured credit rating for our company are B2, Ba2 and B3, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
Off-Balance Sheet Arrangements
     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at March 31, 2014, of approximately $322 million, of which $255 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $67 million was related to factoring by certain of our European and Brazilian subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, unused amounts and expiration dates for each of these programs are shown in the table above under "Overview."
The Swedish and U.S. factoring facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through October 2014. Commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in case of the U.K., Italy, and Brazil agreements, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).

MERITOR, INC.

     Letter of Credit Facilities – On February 21, 2014 we amended and restated our credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, we have the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million through December 19, 2015. From December 20, 2015 through March 19, 2019 the aggregate availability is $25 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. At March 31, 2014 and September 30, 2013, we had $26 million and $27 million, respectively, of letters of credit outstanding under this facility. In addition, we had another $10 million and $9 million of letters of credit outstanding through other letter of credit facilities at March 31, 2014 and September 30, 2013, respectively.
Contingencies
Contingencies related to environmental, asbestos and other matters are discussed in Note 19 of the Notes to Condensed Consolidated Financial Statements.
New Accounting Pronouncements
Accounting standards implemented during fiscal year 2014
In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We adopted this guidance at the beginning of our first quarter of fiscal year 2014 within Note 17.
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires that reclassification adjustments for items that are reclassified from accumulated other comprehensive income to net income be presented on the financial statements or in a note to the financial statements. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. We adopted this guidance at the beginning of our first quarter of fiscal year 2014 within Note 20.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 eliminates the option of presenting unrecognized tax benefits as a liability or as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward. An unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 with early adoption permitted. We adopted this guidance at the beginning of our first quarter of fiscal year 2014. The adoption of ASU 2013-11 did not affect our consolidated statement of financial position, results of operations, or cash flows.
Accounting standards to be implemented
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. A strategic shift could include a disposal of: (1) a major geographical area of operations; (2) a major line of business; and (3) a major equity method investment. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. We are currently evaluating the potential impact of this new guidance on our consolidated financial statements.

MERITOR, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our debt.
     As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For the second quarters of fiscal year 2014 and 2013, our reported financial results have been adversely affected by the appreciation of the U.S. dollar against the change in foreign currencies throughout the period.
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
Due to increasing foreign currency exchange risk associated with purchasing economics limited to the Indian Rupee, we are entering into foreign currency option contracts on expected future purchases tied to the Indian Rupee. The contracts were entered into during April 2014 with effective dates beginning at the start of fiscal year 2015 and mature at the end of fiscal year 2016. Changes in fair value associated with these contracts will be recorded in cost of sales.
     We generally have not hedged against our foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies. However, in the fourth quarter of fiscal years 2011 and 2010, due to the volatility of the Brazilian real as compared to the U.S. dollar, we entered into foreign currency option contracts to reduce volatility in the translation of Brazilian real earnings to U.S. dollars. Gains and losses on these option contracts were recorded in other income (expense), net, in the consolidated statement of operations, generally reducing the exposure to translation volatility during a full-year period. There were no option contracts outstanding at March 31, 2014.
Interest rate risk relates to the gain/increase or loss/decrease we could incur in our debt balances and interest expense. To manage this risk, we enter into interest rate swaps from time to time to economically convert portions of our fixed-rate debt into floating rate exposure, ensuring that the sensitivity of the economic value of debt falls within our corporate risk tolerances. It is our policy not to enter into derivative instruments for speculative purposes, and therefore, we hold no derivative instruments for trading purposes. In the fourth quarter of fiscal year 2012, we entered into a four-year interest rate swap arrangement whereby we convert the variable interest rate on our term-loan expressed as LIBOR-rate into a variable interest rate based on U.S. federal funds rate. In February 2014, we repaid the outstanding balance on the term loan and then subsequently terminated the interest rate swap arrangement.
Included below is a sensitivity analysis to measure the potential gain (loss) in the fair value of financial instruments with exposure to market risk. The model assumes a 10 percent hypothetical change (increase or decrease) in exchange rates and instantaneous, parallel shifts of 50 basis points in interest rates.

MERITOR, INC.

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase (Decrease) in
Foreign Currency Sensitivity:
Forward contracts in USD(1)	$(1.0)	$1.0	Fair Value
Forward contracts in Euro(1)	(1.8)	1.8	Fair Value
Foreign currency denominated debt	4.2	(4.2)	Fair Value
	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase (Decrease) in
Interest Rate Sensitivity:
Debt - fixed rate	$(45.8)	$48.2	Fair Value
Debt – variable rate(2)	—	—	Cash flow
Interest rate swaps	—	—	Fair Value

(1)
Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

At March 31, 2014, a 10% decrease in quoted currency exchange rates would result in a potential loss of approximately $4.2 million in foreign currency denominated debt.
At March 31, 2014, the fair value of outstanding debt was approximately $1,318 million. A 50 basis points decrease in quoted interest rates would result in an increase in the fair value of fixed rate debt by approximately $48 million.

(2)	Includes domestic and foreign debt.

MERITOR, INC.

Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
     In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

MERITOR, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth below and as set forth in this Quarterly Report under Note 19 “Contingencies,” there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
On October 5, 2006, Meritor Transmission Corporation and ZF Meritor LLC, a joint venture between a Meritor, Inc. subsidiary and ZF Friedrichshafen AG, filed a lawsuit against Eaton Corporation in the United States District Court for the District of Delaware, alleging that Eaton had engaged in exclusionary, anticompetitive conduct in the markets for heavy-duty truck transmissions, in violation of the U.S. antitrust laws, and seeking an injunction prohibiting Eaton from engaging in such anticompetitive conduct and monetary damages. On October 8, 2009, the jury found that Eaton engaged in conduct that violated the Sherman and Clayton antitrust acts in the sale and marketing of heavy-duty truck transmissions. The jury did not address the amount of damages. The district court denied Eaton’s motion to overturn the jury verdict on March 10, 2011, awarded ZF Meritor zero dollars in damages on August 4, 2011, and issued a limited injunction, stayed pending appeal, against Eaton on August 19, 2011. The jury verdict, the district court’s October 20, 2009 entry of judgment on the verdict, and other district court orders became the subject of consolidated appeals before the Third Circuit Court of Appeals. On June 26, 2012, the Third Circuit heard oral argument on the appeals. On September 28, 2012, the Third Circuit issued an opinion affirming that sufficient evidence supported the jury’s finding that Eaton had engaged in anticompetitive conduct that injured Meritor and ZF Meritor. Further, the Circuit Court reversed the district court’s order denying Meritor and ZF Meritor the opportunity to present certain evidence concerning damages, and remanded the case to the district court for further proceedings on damages. On October 26, 2012, the Third Circuit denied an Eaton petition for rehearing on the appeals. On February 25, 2013, Eaton petitioned the United States Supreme Court for a writ of certiorari seeking review of the Third Circuit’s judgment. The Supreme Court denied Eaton’s petition on April 29, 2013. After remand to the district court, the parties filed additional pretrial motions.  The Court denied Eaton’s renewed motion to exclude ZF Meritor and Meritor’s damages expert and set a trial date for the damages phase of trial for June 23, 2014 in Wilmington, Delaware.  On April 22, 2014, Eaton filed a motion for partial summary judgment regarding Plaintiffs’ damages calculations.  That motion is pending.

MERITOR, INC.

Item 1A. Risk Factors
     Except for the following, there have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
We depend on large OEM customers, and loss of sales to these customers or failure to negotiate acceptable terms in contract renewal negotiations or to obtain new customers could have an adverse impact on our business.

We are dependent upon large OEM customers with substantial bargaining power with respect to price and other commercial terms. In addition, we have long-term contracts with certain of these customers that are subject to renegotiation and renewal from time to time (including, without limitation, negotiations with our largest customer, AB Volvo, which are ongoing regarding our contract covering axle supply in Europe, South America and Australia, which is scheduled to expire in October 2014)    Include any material update to Volvo negotiations.. Loss of all or a substantial portion of sales to any of our large volume customers for whatever reason (including, but not limited to, loss of contracts or failure to negotiate acceptable terms in contract renewal negotiations, loss of market share by these customers, insolvency of such customers, reduced or delayed customer requirements, plant shutdowns, strikes or other work stoppages affecting production by such customers), continued reduction of prices to these customers, or a failure to obtain new customers could have a significant adverse effect on our financial results. There can be no assurance that we will not lose all or a portion of sales to our large volume customers, or that we will be able to offset continued reduction of prices to these customers with reductions in our costs or obtain new customers.

During fiscal year 2013, sales to our three largest customers, AB Volvo, Daimler AG and Navistar International Corporation, represented approximately 24 percent, 15 percent and 10 percent, respectively, of our sales from continuing operations. No other customer accounted for 10% or more of our total sales from continuing operations in fiscal year 2013.

The level of our sales to large OEM customers, including the realization of future sales from awarded business or achieving new business or customers, is inherently subject to a number of risks and uncertainties, including the number of vehicles that these OEM customers actually produce and sell. Several of our significant customers have major union contracts that expire periodically and are subject to renegotiation. Any strikes or other actions that affect our customers’ production during this process would also affect our sales. Further, to the extent that the financial condition, including bankruptcy or market share of any of our largest customers, deteriorates or their sales otherwise continue to decline, our financial position and results of operations could be adversely affected. In addition, our customers generally have the right to replace us with another supplier under certain circumstances. Accordingly, we may not in fact realize all of the future sales represented by our awarded business. Any failure to realize these sales could have a material adverse effect on our financial condition and results of operations.

In December 2012, the SEC brought administrative proceedings against five accounting firms, including the Chinese affiliate of our independent registered public accounting firm, alleging that they had refused to produce audit work papers and other documents related to certain other China-based companies under investigation by the SEC for potential accounting fraud. On January 22, 2014, an initial administrative law decision was issued, censuring these Chinese accounting firms and suspending four of the five firms from practicing before the SEC for a period of six months. The decision is neither final nor legally effective unless and until the decision has been reviewed and affirmed by the SEC Commissioners. The Chinese accounting firms have the ability to appeal and the four firms which are subject to the six month suspension from practicing before the SEC have indicated that they will appeal. The sanction will not become effective until after a full appeal process is concluded and a final decision is issued by the SEC Commissioners. The Chinese accounting firms can also further appeal the final decision of the SEC through the federal appellate courts. Our independent registered public accounting firm is not involved in the proceedings brought by the SEC against the Chinese accounting firms. However, our independent registered public accounting firm utilizes the work of its Chinese affiliate in auditing our Chinese operations. If the decision is affirmed on appeal, we may therefore be adversely affected by the outcome of the proceedings, along with other U.S. multinational corporations with Chinese operations whose independent registered public accounting firms utilize the work of their Chinese affiliates who are subject to the SEC enforcement action. For example, if we (like other U.S. multinational companies similarly situated) were not able to timely file our periodic reports with the SEC because our independent registered public accounting firm concludes that a scope limitation exists with respect to the audit our annual financial statements or the review of our quarterly financial statements, this could adversely impact our ability to raise capital in the U.S. public markets.

MERITOR, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases
     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of Part II of this Report on Form 10-Q. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the second quarter of fiscal 2014.

MERITOR, INC.

Item 5. Other Information
Cautionary Statement
This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to reduced production for certain military programs and our ability to secure new military programs as our primary military programs wind down by design through 2015; reliance on major original equipment manufacturer (“OEM”) customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to adjust their demands in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, in the event one or more countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); rising costs of pension and other postretirement benefits; the ability to achieve the expected benefits of restructuring actions; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; and possible changes in accounting rules; as well as other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of our Annual Report on Form 10-K for the year ended September 30, 2013: Item 1. Business, “Customers; Sales and Marketing”; “Competition”; “Raw Materials and Supplies”; “Employees”; “Environmental Matters”; “International Operations”; and “Seasonality; Cyclicality”; Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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
4.1
Seventh Supplemental Indenture, dated as of February 13, 2014, to the Indenture, dated as of April 1, 1998, between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to the Chase Manhattan Bank), as trustee, filed as Exhibit 4.1 to Meritor’s Current Report on Form 8-K filed on February 18, 2014, is incorporated herein by reference.

4.2	Form of certificate for Meritor’s 6-1/4% Notes due 2024, filed as Exhibit 4.2 to Meritor’s Current Report on Form 8-K filed on February 18, 2014, is incorporated herein by reference.
10.1
Second Amendment and Restatement Agreement relating to Second Amended and Restated Credit Agreement, dated as of February 13, 2014, among Meritor, ArvinMeritor Finance Ireland, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10 to Meritor’s Current Report on Form 8-K filed on February 18, 2014, is incorporated herein by reference.

10.2	Second Amended and Restated Pledge and Security Agreement, dated as of February 13, 2014, by and among Meritor, the subsidiaries named therein and JPMorgan Chase Bank, N.A., as Administrative Agent.**
*10-e-10	Form of Restricted Stock Unit Agreement for grants to Directors on or after January 23, 2014 under the Amended and Restated 2010 Long-Term Incentive Plan.**
*10-e-11	Form of Restricted Stock Agreement for grants to Directors on or after January 23, 2014 under the Amended and Restated 2010 Long-Term Incentive Plan.**
12	Computation of ratio of earnings to fixed charges**
23	Consent of Bates White LLC**
31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act**
31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act**
32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350**
32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350**
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

* Management contract or compensatory plan or arrangement.
** Filed herewith.

MERITOR, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERITOR, INC.

Date:	May 2, 2014	By:	/s/	Sandra J. Quick
Sandra J. Quick
Senior Vice President, General Counsel, and Secretary
(For the registrant)

Date:	May 2, 2014	By:	/s/	Kevin A. Nowlan
Kevin A. Nowlan
Senior Vice President and Chief Financial Officer