Form 10-K/A
period 2013-09-29
MERITOR INC
filed 2014-06-09
CIK 1113256

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

97,844,611 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on June 6, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant held on January 23, 2014 is incorporated by reference into Part III of the Annual Report on Form 10-K for the fiscal year ended September 29, 2013.

EXPLANATORY NOTE - AMENDMENT

Meritor, Inc. (the “company” or “Meritor”) is filing this Form 10-K/A (Amendment No. 2) to include in its Annual Report on Form 10-K for the fiscal year ended September 29, 2013 (the “Annual Report”), pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, financial statements and related notes of Master Sistemas Automotivos Ltda. (“MSA”) and Suspensys Sistemas Automotivos Ltda. (“SSA”), unconsolidated joint ventures incorporated in Brazil in which the company owns an interest. Meritor owns a 49% interest in MSA (directly) and owned a 50% interest in SSA prior to the sale date of July 30, 2013 (through both direct and indirect interests).
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
MSA and SSA met the significance test for Meritor's 2013 and 2011 fiscal years. Therefore, Meritor is required to file audited financial statements for the fiscal years ended December 31, 2013 ("2013") and December 31, 2011 ("2011") and the company has included in this Amendment No. 2 on Form 10-K/A the required audited financial statements for the fiscal years ended 2013 and 2011. Both MSA and SSA did not meet such significance test for Meritor's fiscal year 2012. Therefore, Meritor is only required to file unaudited financial statements for the fiscal year ended December 31, 2012 ("2012").
Effective January 1, 2009, Brazil adopted International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). The financial statements of MSA and SSA for 2013, 2012 and 2011 have been prepared in accordance with IFRS as issued by the IASB.
The financial statements of MSA and SSA are presented in accordance with IFRS as issued by the IASB. Reconciliations between local GAAP and U.S. GAAP are not required pursuant to SEC Release numbers 33-8879 and 34-57026 and have been omitted.
Item 15 is the only portion of the Annual Report being supplemented or amended by this Amendment No. 2 on Form 10-K/A. Additionally, in connection with the filing of this Amendment No. 2 on Form 10-K/A and pursuant to SEC rules, except for Exhibit 10-v-1, Meritor is including the consents of the independent auditors of MSA and SSA and currently dated certifications. This Amendment No. 2 on Form 10-K/A does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report. Accordingly, this Amendment No. 2 on Form 10-K/A should be read in conjunction with Meritor’s filings with the SEC subsequent to the filing of the Annual Report.

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
Consolidated Statement of Cash Flows, years ended September 30, 2013, 2012 and 2011.
Consolidated Statement of Equity (Deficit), years ended September 30, 2013, 2012 and 2011.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.

Meritor WABCO Vehicle Control Systems
The following financial statements and related notes of Meritor WABCO Vehicle Control Systems were filed as part of Amendment No. 1 on Form 10-K/A to the Annual Report filed with the SEC on December 10, 2013 pursuant to Rule 3-09 of Regulation S-X:
Balance Sheets, September 30, 2013 (Audited) and 2012 (Unaudited).
Statements of Net Income and Cash Flows, years ended September 30, 2013 (Audited), 2012 (Unaudited) and 2011 (Unaudited).
Independent Auditors’ Report.

Master Sistemas Automotivos Ltda.
The following financial statements and related notes of Master Sistemas Automotivos Ltda. are included in this Amendment No. 2 on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:
Balance Sheets, December 31, 2013 (Audited) and 2012 (Unaudited).
Statements of Income, Comprehensive Income, Changes in Shareholders’ Equity, and Cash Flows, years ended December 31, 2013 (Audited), 2012 (Unaudited) and 2011 (Audited).
Independent Auditors’ Report.

Suspensys Sistemas Automotivos Ltda.
The following financial statements and related notes of Suspensys Sistemas Automotivos Ltda. are included in this Amendment No. 2 on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:
Balance Sheets, July 31, 2013 (Audited) and December 31, 2012 (Unaudited).
Statements of Income, Comprehensive Income, Changes in Equity, and Cash Flows, seven-month period ended July 31, 2013 (Audited) and years ended December 31, 2012 (Unaudited) and 2011 (Audited)
Independent Auditors’ Report.

Master Sistemas Automotivos Ltda.

Financial Statements
For the Years
Ended December 31, 2013, 2012 (Unaudited) and 2011 and Independent Auditor’s Report

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Master Sistemas Automotivos Ltda.
Caxias do Sul, RS

We have audited the accompanying financial statements of Master Sistemas Automotivos Ltda. (the "Company"), which comprise the balance sheet as of December 31, 2013, and the related statements of income, comprehensive income, changes in shareholder's equity, and cash flows for the years ended December 31, 2013 and 2011, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with the International Financial Reporting Standards (IFRS) issued by International Accounting Standards Board (IASB) this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditors' Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Master Sistemas Automotivos Ltda. as of December 31, 2013, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2011in accordance. with the International Financial Reporting Standards (IFRS) issued by International Accounting Standards Board (IASB).

April 30, 2014

/s/ DELOITTE TOUCHE TOHMATSU
DELOITTE TOUCHE TOHMATSU
Auditores Independentes

MASTER SISTEMAS AUTOMOTIVOS LTDA.
BALANCE SHEETS AS OF DECEMBER 31, 2013 AND 2012 (UNAUDITED)
(In thousands of Brazilian reais - R$)

ASSETS	Note	12/31/2013	12/31/2012
CURRENT ASSETS			Unaudited
Cash and cash equivalents	4	71,252	64,171
Short-term investments not immediately redeemable	5	34,085	—
Trade receivables	6	45,236	47,582
Recoverable taxes	7	6,521	4,073
Inventories	8	57,210	43,486
Dividends and interest on capital receivable	13	—	7,927
Prepaid expenses		364	294
Other receivables		1,002	1,735
Total current assets		215,670	169,268
NON-CURRENT ASSETS
Recoverable taxes	7	987	857
Retirement benefit plan	14	451	640
Escrow deposits		606	198
Investments:
Investment in associate	9	—	128,805
Other investments		26	26
Total investments		26	128,831
Property, plant and equipment	10	92,044	90,506
Intangible assets	11	8,751	10,174
Total non-current assets		102,865	231,206
TOTAL ASSETS		318,535	400,474

LIABILITIES AND EQUITY	Note	12/31/2013	12/31/2012
CURRENT LIABILITIES			Unaudited
Trade payables		15,593	17,793
Borrowings and financing	12	605	48,523
Taxes and contributions payable		3,396	3,427
Salaries payable		1,074	1,358
Accrued vacation and related charges		4,271	4,277
Dividends and interest on capital payable	13 and 18	42,266	13,944
Employee and management profit sharing		2,997	2,180
Advances from customers		1,743	719
Amounts due to related parties	13	150	150
Other payables		1,813	1,552
Total current liabilities		73,908	93,923
NON-CURRENT LIABILITIES
Borrowings and financing	12	110,078	17,424
Amounts due to related parties	13	753	903
Provision for tax, social security and labor risks	15	182	118
Contributions payable		2,273	2,799
Deferred taxes	21	4,779	3,956
Other payables		440	152
Total non-current liabilities		118,505	25,352
EQUITY
Share capital	17	60,000	160,000
Earnings reserve		59,492	105,945
Retained earnings		6,630	15,254
Total equity		126,122	281,199
TOTAL LIABILITIES AND EQUITY		318,535	400,474
The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 (UNAUDITED), AND 2011
(In thousands of Brazilian reais - R$)

	Note	2013	2012	2011
			Unaudited
NET OPERATING REVENUE	19	518,063	379,419	524,030
COST OF SALES AND SERVICES	20	(422,131)	(316,358)	(422,807)
GROSS PROFIT		95,932	63,061	101,223

OPERATING INCOME (EXPENSES)
Selling expenses	20	(19,325)	(13,034)	(18,706)
General and administrative expenses	20	(17,396)	(14,922)	(15,213)
Equity in associate	9	15,385	22,922	52,946
Other operating expenses, net	20	(4,408)	(1,896)	(7,264)
		(25,744)	(6,930)	11,763
OPERATING PROFIT BEFORE FINANCE INCOME (EXPENSES)		70,188	56,131	112,986

FINANCE INCOME (EXPENSES)
Finance income	22	13,332	15,054	17,073
Finance costs	22	(9,038)	(7,754)	(6,441)
Foreign exchange gains	22	699	488	596
		4,993	7,788	11,228
PROFIT BEFORE INCOME TAX AND SOCIAL CONTRIBUTION		75,181	63,919	124,214

INCOME TAX AND SOCIAL CONTRIBUTION
Current	21	(15,336)	(8,743)	(21,394)
Deferred	21	(824)	(1,618)	1,713
NET PROFIT FOR THE YEAR		59,021	53,558	104,533

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 (UNAUDITED) AND 2011
(In thousands of Brazilian reais - R$)

	2013	2012	2011
		Unaudited
NET PROFIT FOR THE YEAR	59,021	53,558	104,533

OTHER COMPREHENSIVE INCOME
Actuarial gains (losses) on retirement benefit plan	(1)	97	(1)
Deferred income tax and social contribution on other comprehensive income	—	(33)	1
Other comprehensive income of associate accounted for under the equity method of accounting	—	46	—
	(1)	110	—
COMPREHENSIVE INCOME FOR THE YEAR	59,020	53,668	104,533

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 (UNAUDITED) AND 2011
(In thousands of Brazilian reais - R$)

	Note	Share Capital	Earnings reserve	Retained earnings	Total
BALANCES AT JANUARY 01, 2011		105,000	139,805	19,746	264,551

Net profit for the year		—	—	104,533	104,533
Comprehensive income for the year		—	—	104,533	104,533
Capital increase		55,000	(55,000)	—	—
Interest on capital	17	—	—	(13,943)	(13,943)
Prepaid dividends	18	—	—	(27,088)	(27,088)
Payments of dividends	18	—	(21,477)	—	(21,477)
Earnings reserve		—	65,888	(65,888)	—
BALANCES AT DECEMBER 31, 2011		160,000	129,216	17,360	306,576

Net profit for the year		—	—	53,558	53,558
Other comprehensive income		—	—	110	110
Comprehensive income for the year		—	—	53,668	53,668
Prepaid dividends	18	—	—	(1,205)	(1,205)
Interest on capital	18	—	—	(14,986)	(14,986)
Payments of dividends		—	(62,854)	—	(62,854)
Earnings Reserve		—	39,583	(39,583)	—
BALANCES AT DECEMBER 31, 2012 (UNAUDITED)		160,000	105,945	15,254	281,199

Net profit for the year		—	—	59,021	59,021
Other comprehensive income		—	—	(1)	(1)
Comprehensive income for the year		—	—	59,020	59,020
Capital reduction	17	(126,003)	(9,649)	(7,048)	(142,700)
Capital increase	17	26,003	(26,003)	—	—
Payment of dividends	18	—	(26,522)	—	(26,522)
Interest on capital	18	—	—	(8,952)	(8,952)
Distribution of dividends	18	—	—	(35,923)	(35,923)
Earnings Reserve		—	15,721	(15,721)	—
BALANCES AT DECEMBER 31, 2013		60,000	59,492	6,630	126,122

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 (UNAUDITED) AND 2011
(In thousands of Brazilian reais - R$)

	Note	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES			Unaudited
Net profit before income tax and social contribution		75,181	63,919	124,214
Adjustments to reconcile net profit before income tax and social contribution to cash generated by operating activities:
Gain (loss) from sale of property, plant and equipment		(144)	(177)	288
Depreciation of property, plant and equipment	10	9,796	9,468	8,916
Amortization of intangible assets	11	1,454	1,268	109
Exchange differences on borrowings		3	(118)	—
Interest and charges on borrowings and financing		7,147	3,387	4,025
Share of profits of associate	9	(15,385)	(22,922)	(52,946)
Changes in assets and liabilities
(Increase) decrease in trade receivables		2,346	8,675	(17,952)
(Increase) decrease in short-term investments	5	(34,085)	—	—
(Increase) decrease in inventories		(13,724)	6,433	(19,551)
(Increase) decrease in other receivables		(2,134)	952	(2,682)
Increase (decrease) in trade payables		(2,307)	(6,149)	12,729
Increase (decrease) in payables and provisions		2,062	(6,597)	6,861
Income tax and social contribution paid		(16,912)	(9,660)	(21,394)
Dividends and interest on capital received	18	9,194	36,781	34,801
Interest paid on borrowings		(5,130)	(4,283)	(4,691)
Net cash generated by operating activities		17,362	80,977	72,727

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	10	(11,819)	(10,443)	(14,658)
Purchase of intangible assets	11	(31)	(1,265)	(5,868)
Proceeds of property, plant and equipment		737	242	—
Net cash used in investing activities		(11,113)	(11,466)	(20,526)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends and interest on capital paid	18	(41,733)	(74,704)	(70,585)
Borrowings from related parties		(151)	(107)	(94)
Third-party borrowings		91,002	3,976	29,917
Repayment of borrowings and financing		(48,286)	(42,560)	(8,657)
Net cash generated by (used in) financing activities		832	(113,395)	(49,419)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		7,081	(43,884)	2,782
Cash and cash equivalents at the beginning of the year	4	64,171	108,055	105,273
Cash and cash equivalents at the end of the year	4	71,252	64,171	108,055

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 (UNAUDITED) AND 2011
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
On June 18, 2013, pursuant to the 23rd amendment to the articles of organization, the shareholders decided, by unanimous vote, without reserves or restrictions, to reduce the Company’s capital by transferring the shares held by the Company in the capital of Suspensys Sistemas Automotivos Ltda. to the shareholders of Randon S.A. Implementos e Participações and Meritor do Brasil Sistemas Automotivos Ltda. This amendment is detailed in note 17.
Until June 2013, the Company held a 53.177% interest in Suspensys Sistemas Automotivos Ltda. (“Suspensys”), which has its registered office and principal place of business in Caxias do Sul, RS and is engaged in the manufacture and sale of air and mechanical suspension systems for trucks, buses and trailers, axles for trailers, third axles, hubs and drums for trucks, buses and trailers, and the provision of technical assistance services for its products.

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
The Company's Financial Statements for the years ended on December 31, 2013, 2012 (unaudited) and 2011 have been prepared in accordance with the International Financial Reporting Standards (IFRS) issued by International Accounting Standards Board (IASB).
The Company adopted all rules, revision of rules, and interpretations issued by IASB and that are applicable for the year ended on December 31, 2013.
The summary of the principal accounting policies adopted by the Company is detailed in note 3.
The financial statements were approved by the Company's executive committee and authorized for issue on April 30, 2014.

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

•	Short-term investments not immediately redeemable

The classification of short-term investments depends on the purpose for which the investment was acquired and these investments are adjusted to fair value. When applicable, the costs directly attributable to the acquisition of a financial asset are added to the amount originally recognized.

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

As mentioned in note 17, on June 18, 2013 the Company reduced its capital by transferring the shares held in the capital of Suspensys Sistemas Automotivos Ltda. to the shareholders Randon S.A. Implementos e Participações and Meritor do Brasil Sistemas Automotivos Ltda.

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

Land is not depreciated. For the other classes of property, plant and equipment, depreciation is calculated using the straight-line method at the rates mentioned in note 10, which take into consideration the estimated useful lives of assets. The estimated useful life and depreciation method are reviewed at the end of each reporting period, with the effect of any changes in estimate accounted for on a prospective basis.

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
The Company is the sponsor of a defined contribution plan with minimum guaranteed benefits and the cost of providing benefits is determined using the Projected Unit Credit Method, with actuarial valuations being carried out at the end of each reporting period. Actuarial gains and losses are immediately recognized in equity (Other comprehensive income) according to the available option in paragraph 93A IAS 19 - Employee Benefits.

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

Several standards, amendments to standards and IFRS interpretations issued by the IASB have not yet come into effect for the year ended December 31, 2013, as follows:

Standard	Main requirements	Effective for annual periods beginning on or after
IFRS 9 - Financial Instruments	Financial instruments	January 1, 2018
Amendments to IFRS 9 and IFRS 7 - Date of mandatory adoption of IFRS 9 and Transition Disclosures	Date of mandatory adoption of IFRS 9 and Transition Disclosures	January 1, 2015
IFRS 9 - Regulatory Deferral Accounts
Permits an entity which is a first-time adopter of International Financial Reporting Standards to continue to account, with some limited changes, for 'regulatory deferral account balances' in accordance with its previous GAAP, both on initial adoption of IFRS and in subsequent financial statements
January 1, 2016
Amendments to IAS 32 - Financial Assets	Clarifies aspects and requirements regarding the offset of financial assets	January 1, 2014
Investment Entities (Amendments to IFRS 10, IFRS 12 and IAS 27)
Provide 'investment entities' (as defined) an exemption from the consolidation of particular subsidiaries and instead require that an investment entity measure the investment in each eligible subsidiary at fair value through profit or loss in accordance with Financial Instruments.

January 1, 2014
Recoverable Amount Disclosures for Non-Financial Assets (Amendments to IAS 36)
Reduce the circumstances in which the recoverable amount of assets or cash-generating units is required to be disclosed, clarify the disclosures required, and to introduce an explicit requirement to disclose the discount rate used in determining impairment (or reversals) where recoverable amount (based on fair value less costs of disposal) is determined using a present value technique.
January 1, 2014
Novation of Derivatives and Continuation of Hedge Accounting (Amendments to IAS 39)	Amends Financial Instruments: Recognition and Measurement to make it clear that there is no need to discontinue hedge accounting if a hedging derivative is novated, provided certain criteria are met.	January 1, 2014
Defined Benefit Plans: Employee Contributions (Amendments to IAS 19)	Clarify the requirements that relate to how contributions from employees or third parties that are linked to service should be attributed to periods of service.	July 1, 2014

Standard	Effective for annual periods beginning on or after
Annual improvements (2010-2012 cycle) in several accounting pronouncements	July 1, 2014
Annual improvements (2011-2013 cycle) in several accounting pronouncements	July 1, 2014
Considering the current operations of the Company, management is still assessing if these changes will have any impact on its financial statements.

4.	CASH AND CASH EQUIVALENTS
Short-term investments refer to bank certificates of deposit (CDBs), pegged to the interbank certificates of deposit rate (CDI) fluctuation that have original maturities of less than 90 days. The yield on these short-term investments is as follows:

	12/31/2013	12/31/2012
		Unaudited
Cash and banks	4,294	393
Cash in transit	1,827	2,040
Short-term investments:
CDB - 75.00% to 97.49% of CDI	1,556	—
CDB - 97.50% to 99.99% of CDI	4,436	12,612
CDB - 100.00% to 100.99% of CDI	12,613	3,464
CDB - 102.00% to 102.99% of CDI	46,526	6,354
CDB - 103.00% to 103.99% of CDI	—	36,550
CDB - 105.00% to 105.99% of CDI	—	2,758
	65,131	61,738
Total	71,252	64,171

5.	SHORT-TERM INVESTMENTS NOT IMMEDIATELY REDEEMABLE
Investments in bank certificates of deposit (CDBs) and in local currency (R$) held in top tier banks, as follows:

Short-term investments:	12/31/2013

CDB - 102.00% to 102.99%	34,085
Total	34,085

6.	TRADE RECEIVABLES

Trade receivables are as follows:

	12/31/2013	12/31/2012
		Unaudited
Trade receivables from third parties – domestic	24,783	26,889
Trade receivables from third parties – foreign	2,420	439
Trade receivables from related parties – domestic	13,899	15,757
Trade receivables from related parties – foreign	4,134	4,497
Total	45,236	47,582

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

	12/31/2013	12/31/2012
		Unaudited
1 to 30 days	8,695	12,127
31 to 60 days	668	842
61 to 90 days	106	585
91 to 180 days	346	208
Over 180 days	120	1
Past-due amounts	9,935	13,763
Current amounts	35,301	33,819
Total	45,236	47,582

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

7.	RECOVERABLE TAXES

Recoverable taxes are as follows:

	12/31/2013	12/31/2012
		Unaudited
Federal VAT (IPI)	485	69
State VAT (ICMS)	1,362	907
	28	—
Tax on revenue (COFINS)	143	—
Income Tax (IRPJ)	394	—
Social Contribution on Net Income (CSLL)	146	—
Taxes recoverable on imports	1,862	1,517
ICMS on purchases of property, plant and equipment	1,411	1,254
PIS on purchases of property, plant and equipment	170	211
COFINS on purchases of property, plant and equipment	784	972
Other recoverable taxes	723	—
Total	7,508	4,930

Current	6,521	4,073
Non-current	987	857
Recoverable taxes in non-current assets comprise ICMS, PIS and COFINS on purchases of property, plant and equipment for which the realization, pursuant to current relevant legislation, occurs in 48 monthly installments.

8.	INVENTORIES

Inventories comprise:

	12/31/2013	12/31/2012
		Unaudited
Finished products	4,767	5,462
Work in process	11,277	8,402
Raw materials	23,893	17,440
Inventories in transit	2,328	5,441
Advances to suppliers	947	702
Imports in transit	13,998	6,039
Total	57,210	43,486
The cost of inventories recognized as expense during the year ended December 31, 2013, related to continuing operations, was R$ 422,131 (R$ 316,358 for the year ended December 31, 2012 and R$ 422,807 for the year ended December 31, 2011).
Management expects that these inventories will be recovered in a period shorter than 12 months.

9.	INVESTMENTS – INVESTMENT IN ASSOCIATE

The changes in the investment in associate Suspensys Sistemas Automotivos Ltda. are as follows:

	12/31/2013	12/31/2012	12/31/2011
		Unaudited
Opening balance	128,805	146,126	120,002
Interest on capital receivable	(1,490)	(7,125)	(6,457)
Equity in associate	15,385	22,922	52,946
Dividends receivable	—	(1,871)	—
Dividends received	—	(31,293)	(20,363)
Other comprehensive income	—	46	(2)
Distribution of share units to Randon - (see note 17).	(142,700)	—	—
Closing balance	—	128,805	146,126

Reconciliation of the equity investment at Suspensy’s net income:

	12/31/2013	12/31/2012	12/31/2011
		Unaudited
Suspensys' net income	28,931 (*)	43,106	99,566
Master's ownership on Suspensys	53.177%	53.177%	53.177%
Equity in associate	15,385	22,922	52,946

(*) The equity in associate was calculated through May 31, 2013 due to the amendment to the articles of organization in June 2013, with the transfer of the share units held by the Company in Suspensys to the companies Randon and Meritor, as detailed in note 17.

The summarized financial information on Suspensys Sistemas Automotivos is as follows:

	5/31/2013	12/31/2012	12/31/2011
		Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	94,384	79,719	132,773
Trade receivables	106,048	85,909	141,114
Inventories	63,817	50,176	72,272
Other current assets	12,184	6,850	10,170
Total current assets	276,433	222,654	356,329

NON-CURRENT ASSETS
Property, plant and equipment and intangible assets	221,976	207,997	134,610
Other non-current assets	8,593	7,972	17,062
Total non-current assets	230,569	215,969	151,672
Total assets	507,002	438,623	508,001

	5/31/2013	12/31/2012	12/31/2011
LIABILITIES		Unaudited
CURRENT LIABILITIES
Trade payables	61,474	37,779	52,139
Borrowings and financing	23,041	24,466	49,528
Dividends and Interest on capital	17,290	14,908	10,321
Other current liabilities	29,108	20,093	32,888
Total current liabilities	130,913	97,246	144,876
NON-CURRENT LIABILITIES
Borrowings and financing	98,560	87,473	78,104
Deferred taxes	3,735	6,436	5,650
Other non-current liabilities	5,445	5,248	4,580
Total non-current liabilities	107,740	99,157	88,334

SHAREHOLDERS’ EQUITY	268,349	242,220	274,791

Total liabilities and shareholders’ equity	507,002	438,623	508,001

Company's share in associate's net assets	142,700	128,805	146,126
Company's share in associate's contingent liabilities	538	490	416

	5/31/2013	12/31/2012	12/31/2011
STATEMENTS OF INCOME		Unaudited
Net operating revenue	396,639	730,941	1,168,437
Cost of sales	(324,932)	(621,150)	(957,958)
GROSS PROFIT	71,707	109,791	210,479
Operating expenses, net	(30,386)	(60,634)	(86,085)
Finance income, net	(1,472)	6,888	15,953
PROFIT BEFORE TAXES	39,849	56,045	140,347
Income tax and social contribution	(10,918)	(12,939)	(40,781)
NET PROFIT FOR THE YEAR	28,931	43,106	99,566

10.	PROPERTY, PLANT AND EQUIPMENT

	12/31/2013	12/31/2012
		Unaudited
Cost	189,479	178,303
Accumulated depreciation	(97,435)	(87,797)
	92,044	90,506

	Annual depreciation rate (%)	12/31/2013			12/31/2012
		Cost	Accumulated depreciation	Net	Unaudited Net

Land		4,400	—	4,400	4,400
Buildings	2%	28,223	(6,208)	22,015	22,309
Machinery and equipment	9%	119,532	(71,088)	48,444	46,211
Molds	16%	21,518	(14,356)	7,162	4,626
Furniture and fixtures	11%	6,542	(3,425)	3,117	3,319
Vehicles	11%	1,845	(1,380)	465	574
Computer equipment	17%	1,615	(978)	637	637
Advances to suppliers		121	—	121	1,461
Property, plant and equipment in progress		5,683	—	5,683	6,969
Total		189,479	(97,435)	92,044	90,506

a)	Movement in cost:

	Balances at				Balances at
	1/1/2013	Additions	Disposals	Transfers	12/31/2013

Land	4,400	—	—	—	4,400
Buildings	28,056	—	—	167	28,223
Machinery and equipment	110,135	4,906	(289)	4,780	119,532
Molds	17,633	2,574	(221)	1,532	21,518
Furniture and fixtures	6,259	260	(53)	76	6,542
Vehicles	1,894	76	(125)	—	1,845
Computer equipment	1,496	177	(63)	5	1,615
Advances to suppliers	1,461	219	—	(1,559)	121
Property, plant and equipment in progress (*)	6,969	3,715	—	(5,001)	5,683
Total	178,303	11,927	(751)	—	189,479

	Balance at 01/01/2012	Additions	Disposals	Transfers	Balance at 12/31/2012
		Unaudited
Land	4,400	—	—	—	4,400
Buildings	28,015	41	—	—	28,056
Machinery and equipment	107,317	3,220	(402)	—	110,135
Molds	16,808	825	—	—	17,633
Furniture and fixtures	6,162	97	—	—	6,259
Vehicles	1,835	94	(35)	—	1,894
Computer equipment	1,442	58	(4)	—	1,496
Advances to suppliers	—	1,461	—	—	1,461
Property, plant and equipment in progress (*)	2,322	4,647	—	—	6,969
Total	168,301	10,443	(441)	—	178,303

	Balance at 01/01/2011	Additions	Disposals	Transfers	Balance at 12/31/2011

Land	4,400	—	—	—	4,400
Buildings	26,481	1,015	—	519	28,015
Machinery and equipment and molds	118,311	9,461	(4,759)	1,112	124,125
Furniture and fixtures	5,295	1,206	(303)	(36)	6,162
Vehicles	1,913	32	(110)	—	1,835
Computer equipment	1,334	567	(459)	—	1,442
Advances to suppliers	21	—	—	(21)	—
Property, plant and equipment in progress	1,519	2,377	—	(1,574)	2,322
Total	159,274	14,658	(5,631)	—	168,301
* The amount of R$ 5,683 in 2013 (R$ 6,969 in 2012) recognized in property, plant and equipment in progress refers to machinery and tools acquired for the expansion of the production process that have not been installed at the factory.

b)	Movement in accumulated depreciation:

	Balance at 01/01/2013	Additions	Disposals	Transfers	Balance at 12/31/2013

Buildings	(5,747)	(461)	—	—	(6,208)
Machinery, equipment and molds	(76,931)	(8,548)	35	—	(85,444)
Furniture and fixtures	(2,940)	(504)	19	—	(3,425)
Vehicles	(1,320)	(107)	47	—	(1,380)
Computer equipment	(859)	(176)	57	—	(978)
Total	(87,797)	(9,796)	158	—	(97,435)

	Balance at 01/01/2012	Additions	Disposals	Transfers	Balance at 12/31/2012
	Unaudited
Buildings	(5,289)	(458)	—	—	(5,747)
Machinery, equipment and molds	(69,076)	(8,224)	369	—	(76,931)
Furniture and fixtures	(2,439)	(501)	—	—	(2,940)
Vehicles	(1,219)	(104)	3	—	(1,320)
Computer equipment	(681)	(181)	3	—	(859)
Total	(78,704)	(9,468)	375	—	(87,797)

	Balance at 01/01/2011	Additions	Disposals	Transfers	Balance at 12/31/2011

Buildings	(4,841)	(451)	—	3	(5,289)
Machinery, equipment, and molds	(65,905)	(7,737)	4,595	(29)	(69,076)
Furniture and fixtures	(2,260)	(481)	276	26	(2,439)
Vehicles	(1,146)	(96)	23	—	(1,219)
Computer equipment	(976)	(151)	446	—	(681)
Total	(75,128)	(8,916)	5,340	—	(78,704)

11.	INTANGIBLE ASSETS

	Annual amortization rate	Balance at 12/31/2012	Additions	Transfers	Balance at 12/31/2013
Software:		Unaudited
Cost	12.7%	12,614	12	20	12,646
Accumulated amortization		(2,460)	(1,454)	—	(3,914)
		10,154	(1,442)	20	8,732
Intangible assets in progress		20	19	(20)	19
Total		10,174	(1,423)	—	8,751

	Annual amortization rate	Balance at 12/31/2011	Additions	Transfers	Balance at 12/31/2012
Software:			Unaudited
Cost	12.7%	1,352	—	11,262	12,614
Accumulated amortization		(1,192)	(1,268)	—	(2,460)
		160	(1,268)	11,262	10,154
Intangible assets in progress		10,017	1,265	(11,262)	20
Total		10,177	(3)	—	10,174

	Annual amortization rate	Balance at 12/31/2010	Additions	Transfers	Balance at 12/31/2011
Software:
Cost	12.7%	1,347	5	—	1,352
Accumulated amortization		(1,083)	(109)	—	(1,192)
		264	(104)	—	160
Intangible assets in progress		4,154	5,863	—	10,017
Total		4,418	5,759	—	10,177

The transfer made in the period refers to the completion of the SAP software implementation.

12.	BORROWINGS AND FINANCING
Financing obtained was used to fund the construction of the Company's manufacturing facilities, develop quality processes, finance exports and imports, and finance machinery imports. Financing was obtained from several financial institutions by means of funds raised by these institutions with the National Bank for Economic and Social Development (BNDES).

Borrowings and financing are as follows:

Type:	Annual financial charges	Payment frequency	Final maturity	12/31/2013	12/31/2012
Working capital / exports					Unaudited
Working capital-NCE-Brasil	5.498% p.a.	Bullet upon maturity	03/2016	60,152	—
Bank Credit Note - Exin-Votorantim	4.50% p.a.	Bullet upon maturity	06/2013	—	28,035
Bank Credit Note - Exin-Votorantim	9% p.a.	Bullet upon maturity	11/2013	—	18,019
Bank Credit Note - Exin-Safra	5.50% p.a.	Bullet upon maturity	02/2016	10,064	—
Financing
BNDES financing	TJLP plus 2.5% to 5%	Monthly	04/2013	—	1,741
FININP	US dollar plus LIBOR + 1% to 4.4%	Quarterly	12/2013	—	410
BNDES financing	US dollar plus 2.5% p.a.	Monthly	04/2013	—	176
FINEP	3.5% p.a.	3 years grace period + monthly installments	10/2023	16,768
FUNDOPEM - ICMS	IPCA plus 3%	51 months grace period + monthly installments	02/2021	23,699	17,566
Total				110,683	65,947

Current				605	48,523
Non-current				110,078	17,424

The maturities of the long-term portions of the financing are as follows:

Maturity	12/31/2013	12/31/2012
		Unaudited
2014	—	337
2015	1,206	1,123
2016	72,957	2,214
2017	5,160	2,622
2018	5,598	2,637
2019 and thereafter	25,157	8,491
Total	110,078	17,424
Financing from BNDES and BancoVotorantim are collateralized by bonds and a letter of guarantee of shareholder Randon S.A. Implementos e Participações. There are no restrictive clauses (covenants) on these loan agreements.

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
The incentive amounts are subject to charges at the effective rates of 3.00% per year or 0.246627% per month plus adjustment for inflation calculated based on the monthly fluctuation of the IPCA/IBGE (consumer price index) or another index defined by the Steering Committee of FUNDOPEM/RS.
The benefit period started in December 2006 and ends in May 2014, and disbursements for Company use totaled 1,479,042.54 FUNDOPEM-RS incentive units (equivalent to R$ 28,101 as at December 31, 2013, R$ 26,519 as at December 31, 2012 and R$ 25,129 as at December 31, 2011). Up to December 31, 2013, the Company utilized R$ 24,416. The benefit has a grace period of 51 months and settlement is scheduled in 90 months after the end of the grace period, ending February 2021.

13.	RELATED-PARTY TRANSACTIONS

The transactions and balances with related parties are as follows:

	Randon Group (*)			Meritor Group (**)			Total
	12/31/2013	12/31/2012		12/31/2013	12/31/2012		12/31/2013	12/31/2012
		Unaudited			Unaudited			Unaudited
Trade receivables	2,295	2,750		15,738	17,504		18,033	20,254
Dividends and interest on capital receivable	—	7,927		—	—		—	7,927
Other receivables	—	43		—	—		—	43
Trade payables	111	54		3,009	387		3,120	441
Dividends and interest on capital payable	21,555	7,111		20,711	6,833		42,266	13,944
Amounts due to related parties - current	150	150		—	—		150	150
Amounts due to related parties - non-current	753	903		—	—		753	903

	Randon Group (*)			Meritor Group (**)			Total
	2013	2012	2011	2013	2012	2011	2013	2,012	2011
Profit for the year		Unaudited			Unaudited			Unaudited
Sales of products and goods	152,830	76,005	111,393	116,238	112,283	153,669	269,068	188,288	265,062
Rental income	351	384	276	—	—	—	351	384	276
Purchases of products and services	44,918	28,881	48,205	15,897	7,258	4,227	60,815	36,139	52,432
Commission expenses	984	206	601	—	—	—	984	206	601
Administrative expenses	7,465	5,516	6,059	—	—	—	7,465	5,516	6,059

(*) Includes:
Randon S.A. Implementos e Participações (parent), Fras-Le S.A., Fras-Le Argentina S.A., Fras-Le Andina Comercio y Representacion Ltda.,Controil.,Fras-le Europa.,Fras-le Fnai.,Fras-le México.,Fras-le Pinghu.,Fras-le Africa.,Fras-le Fasa., Jost Brasil Sistemas Automotivos Ltda., Randon Implementos para Transporte Ltda., Randon Argentina, e Suspensys Sistemas Automotivos Ltda., Castertech Fundição e Tecnologia Ltda. e Banco Randon., Randon Brantech Implementos para Transporte Ltda and Epysa Implementos Ltda.

(**) Includes:
Meritor do Brasil Sistemas Automotivos Ltda., Meritor Automotive Inc., Meritor Heavy Vehicle Systems LLC., Meritor Hvs Ltd, ArvinMeritor Qri,, Meritor Inc. Meritor CVS, Meritor Frankfurt, and Sisamex Sistemas Automotrices.

Master is the co-guarantor of vendor financing contracts, limited to R$ 10,000 for transactions conducted between Company customers and Banco Randon. As at December 31, 2013, there is an outstanding balance of R$ 1,716 related to these transactions (as at December 31, 2012, the balance is zero).

Trading transactions
Trading transactions carried out with related parties follow specific prices and terms established in the joint venture agreement between the parties, which could be different if carried out with unrelated parties.

Administrative expenses

Refer to administrative advisory services (corporate activities) provided by Randon to the Company.

Management compensation
Management compensation and profit sharing totaled R$ 1,046 in 2013 (R$ 590 in 2012 and R$1,102 in 2011).
Borrowings from officers and managers are recorded in ‘Other payables’, current, and total R$ 898 as at December 31, 2013 (R$ 545 as at December 31, 2012). These balances are adjusted using financial market rates (“DI-extra” as released by the Brazilian Association of Financial and Capital Markets Entities, or Anbima). Related borrowing costs totaled R$ 79 in 2013 (R$ 67 in 2012 and R$ 119 in 2011).

14.	RETIREMENT BENEFIT PLAN
The Company is the co-sponsor of the pension fund RANDONPREV, together with other Randon companies, whose benefit plan is a defined contribution plan under the financial capitalization regime, with some supplementations of benefits for employees, not covered by the defined benefits. This minimum benefit is defined based on a percentage of the nominal salary per annum worked for the Company, credited in a lump sum at the beneficiary’s account with RANDONPREV. The latest valuation of the plan assets and of the present value of the minimum benefit was performed at December 31, 2013 using the projected unit credit method and the determined balance of R$ 627 as at December 31, 2013 (R$ 640 as at December 31, 2012), corresponding to the Company’s benefit, is recorded in assets. Part of this amount refers to the credit of the special reserves that can be amortized from future contributions, at any time, as from January 2013, without the need for previous analysis and authorization from Previc. In 2013 the amortized amount was R$ 176, remaining a balance of R$ 451 recorded in assets.

15.	PROVISION FOR TAX, SOCIAL SECURITY AND LABOR RISKS

The position of the provisions and contingent liabilities as at December 31, 2013 is as follows:

Nature of provision	Likelihood of loss
	Probable	Possible

Tax	—	13,117
Social security	36	2,534
Labor	146	846
Total	182	16,497

Changes in provision:

Nature of provision	Opening balance 01/01/2013	Addition / (Reversal) of Provision	Closing balance 12/31/2013

Labor	61	85	146
Social security	57	(21)	36
Total	118	64	182

Nature of provision	Opening balance 01/01/2012	Reversal of Provision	Closing balance 12/31/2012
		Unaudited
Labor	265	(204)	61
Social security	425	(368)	57
Total	690	(572)	118

The Company is also a party to administrative proceedings for which, based on the opinion of its legal counsel and in conformity IFRS, no provision for tax and social security risks was recognized since they were classified as possible or remote likelihood of loss. The main lawsuits are as follows:

Tax

a)
IPI presumed credit - Refers to notices issued by the Federal Revenue Office in the total amount of R$ 1,593, through which the tax authorities denied the Company’s request for refund of presumed credit and required the payment of the corresponding tax. The amount includes principal, fine and interest.

b)
Income tax, social contribution and withholding income tax - assessment notices issued by the Brazilian Federal Revenue Service totaling R$ 3,338 (as adjusted), related to payments made regularly to Company agents abroad as agency commission of sales and services. The related proceedings are being handled at the administrative level.

c)
Administrative proceeding challenging an assessment notice collecting PIS-imports, COFINS-imports, Federal VAT (IPI), import duties (II), and fine for alleged noncompliance of Drawback Award Acts, totaling R$ 1,636.

d)
Disallowance of ICMS presumed credit on purchase of steel - refers to assessment notices issued by the Rio Grande do Sul State Department of Finance totaling R$ 6,550, through which this tax authority confirmed the award of the tax benefit in an amount higher than permitted by the law. The amount includes principal, fine and interest.

Social security

a)	Refers to INSS assessment notices totaling R$ 2,534 for the nonpayment of payroll taxes on the profit sharing bonuses paid to employee.

16.	FINANCIAL INSTRUMENTS
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

Balance breakdown
We present below a comparison of the carrying amount and the fair value of the Company's financial instruments (carried at amortized cost) classified as loans and receivables for financial assets and liabilities at amortized cost, included in the balance sheet, are identified below:

	12/31/2013	12/31/2012	12/31/2011
	Carrying amount	Carrying amount	Carrying amount
Description		Unaudited
Cash and cash equivalents	71,252	64,171	108,055
Short-term investments	34,085	—	—
Trade receivables	45,236	47,582	56,257
Trade payables	15,593	(17,793)	(23,942)
Borrowings and financing
In local currency	(110,683)	(65,361)	(99,900)
In foreign currency	—	(586)	(5,644)

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

The Company is exposed to the following risks associated to the utilization of its financial instruments:

i.credit risk
ii.foreign exchange rate risk
iii.interest rate risk
iv.price risk
v.liquidity risk

The Company, through the shareholder Randon, has a Currency Hedge Policy, prepared by the Planning and Finance Committee and approved by the Executive Officers. The purpose of the policy is to standardize the procedures of the group Companies, in order to define responsibilities and limits in transactions involving currency hedge, reducing the effects of foreign currency exchange rates on the inflows in foreign currency projected by the cash flow, without speculative purposes.

The basis used is the cash flow in foreign currency projected monthly for the following twelve months, based on the Strategic Plan projections or on the current expectation of each group Company. If considered necessary, the instruments used are conservative and previously approved by the same committee. For the years ended December 31, 2013, 2012, and 2011, the Company did not enter into any transactions involving derivative financial instruments.

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

Sales concentration:
In the year ended December 31, 2013, five costumers individually accounted for more than 10% of sales, with shares of 22.19% (22.21% in 2012 and 27.91% in 2011), 15.99% (13.82% in 2012 and 12.54% in 2011), 15.33%(11.19% in 2012 and 14.16% in 2011), 11.77% (5.06% in 2012 and 4.77% in 2011) and 11.16% (12.62% in 2012 and 11.93% in 2011) of the net revenues each, equivalent to R$115 million (R$84 million in 2012 and R$146 million in 2011), R$83 million (R$52 million in 2012 and R$66 million in 2011), R$79 million (R$42 million in 2012 and R$75 million in 2011), R$61 million (R$19 million in 2012 and R$25 million in 2011) and R$58 million (R$48 million in 2012 and R$63 million in 2011). The first and the second amounts refer to related parties. Other Company sales in the domestic and foreign markets are diluted and there is no sales concentration in a percentage above 10% for any other customer.

b.	Foreign exchange rate risk

The Company’s results are exposed to fluctuations due to the effects of the exchange rate volatility on assets and liabilities denominated in foreign currencies, mainly the US dollar, which closed 2013 with a positive fluctuation of 14.64% (positive fluctuation of 8.94% in 2012).

The Company is exposed to currency risk (foreign exchange risk) on sales, purchases and borrowings that are denominated in a currency other than the Company’s functional currency, the Brazilian real.

The Company's net exposure to foreign exchange rate risk is as follows:

	12/31/2013	12/31/2012
		Unaudited
A. Borrowings/financing	—	(586)
B. Trade payables	(4,039)	(3,205)
C. Trade receivables	6,554	4,936
D. Net exposure (A+B+C)	2,515	1,145

c.	Interest rate risk

The Company's result is exposed to significant fluctuations due to borrowings and financing contracted at floating interest rates.

The Company does not have derivative financial instruments to manage its exposure to interest rates.

Pursuant to its financial policies, the Company has not entered into any transactions involving financial instruments for speculative purposes.

The interest rates on the Company's borrowings and financing are disclosed in note 12 - Borrowings and Financing.

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

Description	Up to 1 month	From 1 to 3 months	From 3 months to 1 year	From 1 to 5 years	Over 5 years	Total

Trade payables	13,383	2,049	161	—	—	15,593
Borrowings and financing	26	52	286	91,776	21,589	113,729
Interest to be incurred on borrowings and financing	55	1,050	3,376	9,908	1,366	15,755
Intragroup Loans	898	—	—	—	—	898
Dividends	—	—	35,924	—	—	35,924
Interest on capital	—	—	6,342	—	—	6,342
Total	14,362	3,151	46,089	101,684	22,955	188,241

17.	CAPITAL
On June 18, 2013, the Company's shareholders approved the 23rd amendment to the articles of organization, reducing the capital as shown below.

Capital reduction (a)	126,003
Decrease in carrying value adjustments account (b)	7,048
Distribution of dividends (c)	9,649
Total - investment in Suspensys at 05/31/2013	142,700

(a)
Capital reduction from R$ 160,000 to R$ 33,997, through payment of R$ 126,003 to the shareholders, in the form of shares held by the Company in Suspensys Sistemas Automotivos Ltda., in a number equivalent to the amount of the capital reduction.

(b)	Decrease of the amount of R$ 7,048 related to the carrying value adjustments account of the associate Suspensys at May 31, 2013;

(c)
Distribution of dividends in the amount of R$ 9,649, from the Earnings Reserve account, proportionally to the related equity interests, in payment for the assignment and transfer of the remaining share units held by Master in the capital of Suspensys.

As a result of these resolutions, Master withdrew as shareholder from Suspensys, by transferring the 53,177 shares held, (i) to the shareholder Randon, 27,120 shares in the amount of R$ 72,777 and (ii) to the shareholder Meritor, 26,057 shares in the amount of R$ 69,923.
As a result of the changes detailed above, the capital subscribed and paid up by the Company went to R$ 33,997, divided into 33,997 share units with par value of R$ 1.00 each.
On November 8, 2013, the Company's shareholders approved the 24th amendment to the articles of organization, increasing the capital by R$ 26,003 through the capitalization of part of the balance of the Earnings Reserve, with the equivalent issue of new share units in the amount of 60,000 share units, with par value of R$ 1.00, as follows.

Shareholder	Share Units	%
Randon S.A. Implementos e Participações	30,600	51
Meritor do Brasil Sistemas Automotivos Ltda.	29,400	49
Total	60,000	100

18.	DIVIDENDS AND INTEREST ON CAPITAL

Dividends
During the year ended December 31, 2013 the Company recorded distribution of dividends and interest on capital of R$ 35,923 and R$ 7,462 (R$ 1,205 and R$ 14,986 as at December 31, 2012), using as a basis the TJLP for the period January-December of each year, applied to equity, considering the higher of 50% of the profit before income tax and 50% of the balance of retained earnings.
On April 29, 2013 and June 6, 2013, the Annual Shareholders' Meeting approved the proposal for distribution of supplementary dividends related to 2012, in the amount of R$ 26,522.
On June 6, 2013, the Annual Shareholders' Meeting approved the advance payment of interest on capital in the amount of R$ 1,490, related to the same portion received from the associate Suspensys Sistemas Automotivos Ltda.
Breakdown of dividends and interest on capital:

Dividends and interest on capital accrued at 12/31/2012	R$ 16,191
Interest on capital for the period net of income tax - at 12/31/2013	R$ 7,462
Advance payment of interest on capital	R$ 1,490
Supplementary dividends related to 2012	R$ 26,522
Dividends accrued related to 2013	R$ 35,923
On July 11, 2013, the Company's shareholders approved in the distribution of the entirety profits to be determined for 2013 and 2014, except for the profits arising from eventual equity interests.
As provided for by the tax law, the amount recognized as interest on capital was fully deducted in the calculation of income tax and social contribution, and the tax benefit from this deduction was R$ 3,044 (R$ 5,095 as at December 31, 2012). For purposes of conformity of the presentation of the financial statements, such interest was treated as dividends and disclosed as a reduction of retained earnings in equity.
Additionally, the Company recognized finance income related to the interest on capital receivable from associate Suspensys Sistemas Automotivos Ltda., totaling R$ 1,490 as at December 31, 2013 (R$ 7,125 as at December 31, 2012), which for purposes of disclosure and compliance with accounting principles, was reclassified from line item ‘Finance income’ to “Investments”, in assets.

19.	NET OPERATING REVENUE
The reconciliation between the revenue recognized for tax purposes and the revenue presented in the income statement for the year is as follows:

	2013	2012	2011
		Unaudited
Gross revenue for tax purposes	682,882	490,013	681,985
Less:
Taxes on sales	(156,524)	(100,838)	(150,560)
Sales returns	(3,798)	(6,255)	(2,136)
Discount to present value on installment sales	(4,497)	(3,501)	(5,259)
Net revenue recognized in the statement of income	518,063	379,419	524,030

20.	EXPENSES BY NATURE

As required by corporate law, the Company is required to present the income statement by function. Therefore, the analysis of operating expenses by nature is as follows:

	2013	2012	2011
		Unaudited
Raw materials and auxiliary materials	334,057	235,145	328,256
Depreciation and amortization	11,250	10,736	9,025
Personnel and benefits	65,019	58,310	69,693
Freight	12,593	9,233	12,364
Rentals	4,469	4,009	2,671
Electric Power	3,923	4,013	4,295
Costs of outside services	16,901	12,118	16,912
Asset upkeep costs	9,283	6,693	10,775
Other expenses, net	5,765	5,953	9,999
Total	463,260	346,210	463,990

These expenses were classified as follows in the statement of income (presented by function):

	2013	2012	2011
		Unaudited
Cost of sales and services	422,131	316,358	422,807
Selling expenses	19,325	13,034	18,706
General and administrative expenses	17,396	14,922	15,213
Other operating expenses, net	4,408	1,896	7,264
Total	463,260	346,210	463,990

21.	INCOME TAX AND SOCIAL CONTRIBUTION

Income tax and social contribution expense
The income tax and social contribution expense for the years ended December 31 is reconciled at statutory rates, as follows:

	2013	2012	2011
	IRPJ/CSLL	IRPJ/CSLL	IRPJ/CSLL
		Unaudited
Profit before income tax and social contribution	75,181	63,919	124,214
Applicable rate	34%	34%	34%
Income tax and social contribution at nominal rates	(25,562)	(21,732)	(42,233)
Effect of taxes on:
Interest on capital expense (*)	3,044	5,095	4,741
Interest on capital income (*)	(507)	(2,423)	(2,195)
Equity in subsidiaries	5,231	7,793	18,002
Other	349	498	1,219
Income tax and social contribution before deductions	(17,445)	(10,769)	(20,466)

Income tax deductions and other adjustments	1,285	408	785
Income tax and social contribution expense	(16,160)	(10,361)	(19,681)

Current income tax and social contribution	(15,336)	(8,743)	(21,394)
Deferred income tax and social contribution	(824)	(1,618)	1,713
* See note 18, Dividends and Interest on Capital.

Analysis of deferred income tax and social contribution

	12/31/2013		12/31/2012		12/31/2011
Temporary differences	Temporary differences	Deferred taxes	Temporary differences	Deferred taxes	Temporary differences	Deferred taxes
			Unaudited
Provision for profit sharing	2,546	866	2,180	741	4,913	1,670
Provision for officer's profit sharing	451	41	—	—	—	—
Provision for labor risks	182	62	118	40	690	235
Provision for warranty claims	81	28	221	75	866	294
Provision for collective bargaining	178	61	282	96	152	52
Provision for employee termination	619	210	223	76	126	43
Deferred asset recorded for tax purposes	—	—	—	—	285	97
Other temporary additions	438	149	1,006	342	1,736	590
Total assets		1,417		1,370		2,981

Incentive depreciation, Law 11,774	(1,163)	(291)	(1,725)	(431)	(2,106)	(526)
Tax depreciation	(5,225)	(1,777)	—	—	—	—
Deemed cost of property, plant and equipment	(9,661)	(3,285)	(11,539)	(3,923)	(13,558)	(4,610)
Retirement benefit plan	(451)	(153)	(640)	(218)	(441)	(150)
Discount to present value - Fundopem	(2,028)	(690)	(2,218)	(754)	—	—
Total liabilities		(6,196)		(5,326)		(5,286)
Deferred income tax and contribution - net		(4,779)		(3,956)		(2,305)

The Company offsets deferred tax assets and deferred tax liabilities because it related to income taxes levied by the same tax authority on the Company.

Movement in deferred income tax and social contribution:

Temporary differences	Balances at 1/1/2013	Recognized in profit for the year	Recognized in other comprehensive income	Balances at 12/31/2013

Provision for profit sharing	741	124	—	865
Provision for officer's profit sharing	—	41	—	41
Provision for labor and social security risks	40	22	—	62
Provision for warranty claims	75	(47)	—	28
Provision for collective bargaining	96	(35)	—	61
Provision for employee termination	76	134	—	210
Other temporary additions	342	(193)	—	149
	1,370	46	—	1,416

Incentive depreciation, Law 11,774	(431)	140	—	(291)
Deemed cost of property, plant and equipment	(3,923)	638	—	(3,285)
Tax depreciation	—	(1,777)	—	(1,777)
Retirement benefit plan	(218)	65	—	(153)
Discount to present value - Fundopem	(754)	64	—	(690)
	(5,326)	(870)	—	(6,196)
Total recognized in the year	(3,956)	(824)	—	(4,780)

Temporary differences	Balance at 01/01/2012	Recognized in profit for the year	Recognized in other comprehensive income	Balance at 12/31/2012
	Unaudited
Accrued profit sharing	1,670	(929)	—	741
Provision for warranty claims	294	(219)	—	75
Provision for tax and social security risks	235	(195)	—	40
Provision for collective bargaining	52	44	—	96
Provision for employee termination	43	33	—	76
Deferred asset recorded for tax purposes	97	(97)	—	—
Other temporary additions	590	(248)	—	342
	2,981	(1,611)	—	1,370

Incentive depreciation, Law 11774	(526)	95	—	(431)
Deemed cost of property, plant and equipment	(4,610)	687	—	(3,923)
Retirement benefit plan	(150)	(35)	(33)	(218)
Discount to present value - Fundopem	—	(754)	—	(754)
	(5,286)	(7)	(33)	(5,326)
Net Effect	(2,305)	(1,618)	(33)	(3,956)

Temporary differences	Balance at 01/01/2011	Recognized in profit for the year	Recognized in other comprehensive income	Balance at 12/31/2011

Accrued profit sharing	1,322	348	—	1,670
Provision for warranty claims	49	245	—	294
Provision for tax and social security risks	151	84	—	235
Provision for collective bargaining	39	13	—	52
Provision for employee termination	96	(53)	—	43
Deferred asset recorded for tax purposes	207	(110)	—	97
Other temporary additions	141	449	—	590
	2,005	976	—	2,981

Incentive depreciation, Law 11774	(570)	44	—	(526)
Deemed cost of property, plant and equipment	(5,331)	721	—	(4,610)
Retirement benefit plan	(123)	(28)	1	(150)
	(6,024)	737	1	(5,286)
Net effect		1,713	1

22.	FINANCE INCOME (EXPENSES)

Finance income (expenses) for the years ended December 31 are as follows:

	2013	2012	2011
Finance income		Unaudited
Interest on short-term investments	8,652	7,440	11,670
Interest received and discounts obtained	259	946	238
Discount to present value - FUNDOPEM	—	3,003	—
Discount to present value of trade receivables	4,421	3,665	5,165
	13,332	15,054	17,073
Finance expenses
Interest on borrowings and financing	(6,995)	(5,545)	(4,691)
Bank expenses	(620)	(1,427)	(337)
Discount to present value - FUNDOPEM	(190)	—	—
Discount to present value of trade payables	(1,233)	(782)	(1,413)
	(9,038)	(7,754)	(6,441)
Foreign exchange gains
Exchange gains on items classified in liabilities	3,852	3,163	4,619
Exchange losses on items classified in assets	(3,153)	(2,675)	(4,023)
	699	488	596

Finance income (expenses), net	4,993	7,788	11,228

23.	SUPPLEMENTAL CASH FLOW INFORMATION
The changes in balance sheet accounts that did not affect the Company's cash flows are purchases of property, plant and equipment in the amount of R$ 108 and installment purchases with suppliers.

Suspensys Sistemas Automotivos Ltda.

Financial Statements
For the Seven-Month Period Ended
July 31, 2013, and For the Years ended December 2012 (Unaudited) and 2011 and Independent Auditor’s Report

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders of
Suspensys Sistemas Automotivos Ltda.
Caxias do Sul, RS

We have audited the accompanying financial statements of Suspensys Sistemas Automotivos Ltda. (the "Company"), which comprise the balance sheets as of July 31, 2013, and the related statements of income, comprehensive income, changes in shareholder's equity, and cash flows for the seven-month period ended July 31, 2013 and for the year ended December 31, 2011, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with the International Financial Reporting Standards (IFRS) issued by International Accounting Standards Board (IASB); this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditors' Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suspensys Sistemas Automotivos Ltda. as of July 31, 2013 and the results of its operations and its cash flows for the seven-month period ended July 31, 2013 and for the year ended December 31, 2011 in accordance with the International Financial Reporting Standards (IFRS) issued by International Accounting Standards Board (IASB).

April 30, 2014

/s/ DELOITTE TOUCHE TOHMATSU
DELOITTE TOUCHE TOHMATSU
Auditores Independentes

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

BALANCE SHEETS AS OF JULY 31, 2013 AND DECEMBER 31, 2012 (UNAUDITED)
(In thousands of Brazilian reais - R$)

ASSETS	Note	7/31/2013	12/31/2012
CURRENT ASSETS			Unaudited
Cash and cash equivalents	4	101,147	79,719
Trade receivables	5	109,734	85,909
Recoverable taxes	6	10,363	5,772
Inventories	7	67,361	50,176
Amounts due from parent company	11	1,212	54
Other receivables		2,269	1,024
Total current assets		292,086	222,654
NON-CURRENT ASSETS
Recoverable taxes	6	8,709	6,566
Retirement benefit plan	20	886	1,071
Other receivables		675	335
Property, plant and equipment	8	210,447	193,247
Intangible assets	9	14,245	14,750
Total non-current assets		234,962	215,969
TOTAL ASSETS		527,048	438,623

LIABILITIES AND EQUITY	Note	7/31/2013	12/31/2012
CURRENT LIABILITIES			Unaudited
Trade payables		63,270	37,779
Borrowings and financing	10	13,316	24,466
Advances from customers		2,019	1,791
Taxes and contributions payable		6,848	3,393
Salaries payable		5,519	1,312
Accrued vacation and related taxes		8,851	3,416
Dividends and interest on capital payable	11 / 15	—	14,908
Employee and management profit sharing		2,870	3,646
Amounts due to related parties (intragroup loans)	11	2,175	3,437
Other payables		3,046	3,098
Total current liabilities		107,914	97,246
NON-CURRENT LIABILITIES
Borrowings and financing	10	130,443	87,473
Provision for tax, social security and labor risks	12	1,108	922
Contributions payable		4,299	4,132
Deferred taxes	18	4,280	6,436
Other payables		192	194
Total non-current liabilities		140,322	99,157
EQUITY
Capital	14	228,000	110,000
Earnings reserve		37,810	118,333
Retained earnings		13,002	13,887
Total equity		278,812	242,220
TOTAL LIABILITIES AND EQUITY		527,048	438,623
The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

STATEMENTS OF INCOME
FOR THE SEVEN-MONTH PERIOD ENDED JULY 31, 2013 AND FOR THE YEARS
ENDED DECEMBER 31, 2012 (UNAUDITED) AND 2011
(In thousands of Brazilian reais - R$)

	Note	2013	2012	2011
			Unaudited
NET OPERATING REVENUE	16	569,919	730,941	1,168,437
COST OF SALES AND SERVICES	17	(470,929)	(621,150)	(957,958)
GROSS PROFIT		98,990	109,791	210,479

OPERATING INCOME (EXPENSES)
Selling expenses	17	(24,334)	(35,650)	(50,215)
General and administrative expenses	17	(14,636)	(20,494)	(22,763)
Other operating expenses, net	17	(3,285)	(4,490)	(13,107)
		(42,255)	(60,634)	(86,085)
OPERATING PROFIT BEFORE FINANCE INCOME (EXPENSES)		56,735	49,157	124,394

FINANCE INCOME (EXPENSES)
Finance income	19	7,101	19,136	30,027
Finance expenses	19	(8,433)	(11,490)	(14,713)
Foreign exchange differences	19	(625)	(758)	639
		(1,957)	6,888	15,953
PROFIT BEFORE INCOME TAX AND SOCIAL CONTRIBUTION		54,778	56,045	140,347

INCOME TAX AND SOCIAL CONTRIBUTION
Current	18	(17,539)	(12,198)	(42,246)
Deferred	18	2,156	(741)	1,465
NET PROFIT FOR THE PERIOD/YEAR		39,395	43,106	99,566

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SEVEN-MONTH PERIOD ENDED JULY 31, 2013 AND FOR THE YEARS
ENDED DECEMBER 31, 2012 (UNAUDITED) , AND 2011
(In thousands of Brazilian reais - R$)

	2013	2012	2011
		Unaudited
NET PROFIT FOR THE PERIOD/YEAR	39,395	43,106	99,566

OTHER COMPREHENSIVE INCOME
Actuarial gains (losses) on retirement benefit plan	—	132	(4)
Deferred income tax and social contribution on other comprehensive income (loss)	—	(45)	1
	—	87	(3)
COMPREHENSIVE INCOME FOR THE PERIOD/YEAR	39,395	43,193	99,563

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

STATEMENTS OF CHANGES IN EQUITY
FOR THE SEVEN-MONTH PERIOD ENDED JULY 31, 2013 AND FOR THE YEARS
ENDED DECEMBER 31, 2012 (UNAUDITED) AND 2011
(In thousands of Brazilian reais - R$)

			Capital reserve
	Note	Share Capital	Tax incentives reserve	Earnings reserve	Retained earnings	Total

BALANCES AT JANUARY 1, 2011		71,291	36,354	100,709	17,311	225,665

Net profit for the year		—	—	—	99,566	99,566
Other comprehensive income		—	—	—	(3)	(3)
Total comprehensive income		—	—	—	99,563	99,563
Capital increase	14	38,709	(36,354)	(2,355)	—	—
Interest on capital	15	—	—	—	(12,143)	(12,143)
Dividends on earnings reserve	15	—	—	(13,214)	—	(13,214)
Dividends paid on profit for the year	15	—	—	—	(25,080)	(25,080)
Earnings reserve		—	—	64,189	(64,189)	—
BALANCES AT DECEMBER 31, 2011		110,000	—	149,329	15,462	274,791

Net profit for the year		—	—	—	43,106	43,106
Other comprehensive income		—	—	—	87	87
Total comprehensive income		—	—	—	43,193	43,193
Dividends on earnings reserve	15	—	—	(58,846)	—	(58,846)
Dividends paid on profit for 2012	15	—	—	—	(3,520)	(3,520)
Interest on capital	15	—	—	—	(13,398)	(13,398)
Earnings reserve		—	—	27,850	(27,850)	—
BALANCES AT DECEMBER 31, 2012 (UNAUDITED)		110,000	—	118,333	13,887	242,220

Net profit for the period		—	—	—	39,395	39,395
Other comprehensive income		—	—	—	—	—
Total comprehensive income		—	—	—	39,395	39,395
Capital increase	14	118,000	—	(118,000)	—	—
Interest on capital	15	—	—	—	(2,803)	(2,803)
Earnings reserve		—	—	37,477	(37,477)	—
BALANCES AT JULY 31, 2013		228,000	—	37,810	13,002	278,812

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

STATEMENTS OF CASH FLOWS
FOR THE SEVEN-MONTH PERIOD ENDED JULY 31, 2013 AND FOR THE YEARS
ENDED DECEMBER 31, 2012 (UNAUDITED) AND 2011
(In thousands of Brazilian reais - R$)

	Note	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES			Unaudited
Profit before income tax and social contribution		54,778	56,045	140,347
Adjustments to reconcile profit before income tax and social contribution to cash generated by operating activities:
Depreciation of property, plant and equipment	8	10,219	16,911	15,703
Amortization of intangible assets	9	1,216	1,834	310
(Gain) loss from sale of property, plant and equipment		(2)	(672)	146
Provisions		1,627	282	(1,268)
Exchanges differences on borrowings and financing		1,495	1,121	1,728
Interest and charges allocated to borrowings and financing		5,991	3,895	6,782
Changes in assets and liabilities
Decrease (increase) in trade receivables		(25,112)	55,417	(51,806)
Decrease (increase) in inventories		(17,339)	18,972	(16,526)
Decrease (increase) in other receivables		(9,296)	(2,060)	(4,641)
(Decrease) increase in trade payables		24,143	(11,287)	16,485
(Decrease) increase in other payables and provisions		4,319	(14,878)	21
Income tax and social contribution paid		(10,874)	(11,858)	(39,951)
Interest paid on financing		(4,063)	(5,762)	(7,278)
Net cash generated by operating activities		37,102	107,960	60,052

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	8	(26,148)	(77,029)	(25,744)
Purchase of intangible assets	9	(711)	(2,024)	(8,478)
Sale of permanent assets		78	2,153	(29)
Net cash used in investing activities		(26,781)	(76,900)	(34,251)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	15	(3,520)	(58,846)	(67,165)
Interest on capital paid	15	(13,770)	(10,321)	(8,152)
Financing repaid		(18,280)	(48,750)	(13,928)
Third-party borrowings		46,677	33,803	18,642
Net cash generated by (used in) financing activities		11,107	(84,114)	(70,603)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS		21,428	(53,054)	(44,802)
Cash and cash equivalents at the beginning of the year	4	79,719	132,773	177,575
Cash and cash equivalents at the end of the period/year	4	101,147	79,719	132,773

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE SEVEN-MONTH PERIOD ENDED JULY 31, 2013 AND FOR THE YEARS ENDED DECEMBER 31, 2012 (UNAUDITED) AND 2011
(Amounts in thousands of Brazilian reais - R$, unless otherwise stated)

1.	GENERAL INFORMATION
Suspensys Sistemas Automotivos Ltda. (“Company”) is a limited liability company established in Brazil with its registered office and principal place of business at Avenida Abramo Randon 1262, in Caxias do Sul, RS, and is controlled by Randon S.A. Implementos e Participações (“Randon”). The Company started its operations on October 1, 2002 and is engaged in the manufacture and sale of air and mechanical suspension systems for trucks, buses and trailers, axles for trailers, third axles, hubs and drums for trucks, buses and trailers, and the provision of technical assistance services for its products.
On July 31, 2012, the shareholders decided, by unanimous vote, to open a branch at Rua Projetada, 715, Bairro Pólo Industrial, in the city of Resende, state of Rio de Janeiro. This branch started its activities on May 2, 2013 and is engaged in the manufacture of parts and accessories for steering and suspension system of automotive vehicles; sale, import and export of products, components, parts, pieces, systems and materials, directly or indirectly, related to its manufacturing activity; and provision of maintenance and technical assistance services connected to its business line.

In accordance with a significant event disclosed to the market on April 29, 2013, Randon S/A Implementos e Participações entered into an agreement to purchase the shares corresponding to 49.999% of the capital of Suspensys Sistemas Automotivos Ltda. (“Suspensys”), in which it held a 50.001% interest. This acquisition, approved by the Board of Directors, is part of the strategic plan of expansion and development of the Randon. The total amount of the transaction is US$ 195 million and was contracted under the suspensive condition of its approval by the Brazilian Competition Defense System. The transaction was concluded on July 30, 2013. These financial statements are being prepared to be included at the 10K filling of Meritor Inc. and are presented for the period and through the date that Meritor had an equity interest in Suspensys.

On June 18, 2013, the capital of Master Sistemas Automotivos Ltda. was reduced through the transfer of shares of Suspensys, amounting to R$ 142,700, corresponding to the investment value at that date. Master transferred 27,120 shares to Randon corresponding to R$ 72,777 and 26,057 shares to Meritor Brasil corresponding to R$ 69,923, withdrawing in this act as shareholder of Suspensys.

On December 31, 2013, was approved by the Extraordinary General Meeting of Randon S.A., the incorporation of the Company by Randon S.A. Implementos e Participações, as of November 30, 2013.

2.	PRESENTATION OF FINANCIAL STATEMENTS
The Company’s Financial Statements have been prepared in accordance with the International Financial Reporting Standards (IFRS) issued by International Accounting Standards Board (IASB).
The Company adopted all rules, revision of rules, and interpretations issued by IASB that are applicable for the period that begins on or after 1 January 2013.
The summary of the principal accounting policies adopted by the Company is detailed in note 3.
The financial statements were approved by the Company’s Board of Directors and authorized for issuance on April 30, 2014.

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

Revenue from the sale of goods is recognized when all the following conditions are satisfied:

•	the Company has transferred to the buyer the significant risks and rewards of ownership of the goods;

•	the Company retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold;

•	the amount of revenue can be measured reliably;

•	it is probable that the economic benefits associated with the transaction will flow to the Company; and

•	the costs incurred or to be incurred in respect of the transaction can be measured reliably.

Specifically, revenue from the sale of goods is recognized when goods are delivered and legal title is passed.

3.5	Foreign currency

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

3.10 Retirement benefit plan

The Company is the sponsor of a defined contribution plan with minimum guaranteed benefits and the cost of providing benefits is determined using the Projected Unit Credit Method, with actuarial valuations being carried out at the end of each reporting period. Actuarial gains and losses are immediately recognized in equity (in line item 'Other comprehensive income') according to the available option in paragraph 93A IAS 19 - Employee Benefits.

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

3.15 Standards, interpretations and amendments to existing standards not yet effective and which were not early adopted by the Company.

Several standards, amendments to standards and IFRS interpretations issued by the IASB have not yet come into effect for the period that begins on or after 1 January 2013, as follows:

Standard	Main requirements	Effective date for annual periods beginning on or after
IFRS 9 - Financial Instruments	Financial instruments	January 1, 2018
Amendments to IFRS 9 and IFRS 7 - Date of mandatory adoption of IFRS 9 and Transition Disclosures -	Date of mandatory adoption of IFRS 9 and Transition Disclosures	January 1, 2015
IFRS 9 - Regulatory Deferral Accounts
Permits an entity which is a first-time adopter of IFRS to continue to account, with some limited changes, for 'regulatory deferral account balances' in accordance with its previous GAAP, both on initial adoption of IFRS and in subsequent financial statements
January 1, 2016
Amendments to IAS 32 - Financial Assets	Clarifies aspects and requirements regarding the offset of financial assets.	January 1, 2014
Investment Entities (Amendments to IFRS 10, IFRS 12 and IAS 27)
Provide 'investment entities' (as defined) an exemption from the consolidation of particular subsidiaries and instead require that an investment entity measure the investment in each eligible subsidiary at fair value through profit or loss in accordance with Financial Instruments.
January 1, 2014
Recoverable Amount Disclosures for Non-Financial Assets (Amendments to IAS 36)
Reduce the circumstances in which the recoverable amount of assets or cash-generating units is required to be disclosed, clarify the disclosures required, and to introduce an explicit requirement to disclose the discount rate used in determining impairment (or reversals) where recoverable amount (based on fair value less costs of disposal) is determined using a present value technique.
January 1, 2014
Novation of Derivatives and Continuation of Hedge Accounting (Amendments to IAS 39)	Amends Financial Instruments: Recognition and Measurement to make it clear that there is no need to discontinue hedge accounting if a hedging derivative is novated, provided certain criteria are met.	January 1, 2014
Defined Benefit Plans: Employee Contributions (Amendments to IAS 19)	Clarify the requirements that relate to how contributions from employees or third parties that are linked to service should be attributed to periods of service.	July 1, 2014

Standard	Effective for annual periods beginning on or after
Annual improvements (2010-2012 cycle) in several accounting pronouncements	July 1, 2014
Annual improvements (2011-2013 cycle) in several accounting pronouncements	July 1, 2014

4.	CASH AND CASH EQUIVALENTS

Short-term investments refer to bank certificates of deposit (CDBs), pegged to the interbank certificates of deposit rate (CDI) fluctuation that have original maturities of less than 90 days. The yield on these short-term investments is as follows:

	7/31/2013	12/31/2012
		Unaudited
Cash and banks	5,009	1,169
Short-term investments:
CDB - 75.00% of CDI	15,659	2,120
CDB - 95.00% of CDI	20,003	11,932
CDB - 98.00% of CDI	4,691	3,459
CDB - 98.50% of CDI	—	657
CDB - 99.50% of CDI	—	23,100
CDB - 100.00% of CDI	44,029	24,421
CDB - 100.50% of CDI	10,540	10,091
CDB - 100.80% of CDI	1,216	1,163
CDB - 102.00% of CDI	—	1,607
	96,138	78,550
Total	101,147	79,719

5.	TRADE RECEIVABLES

Trade receivables are as follows:

	7/31/2013	12/31/2012
		Unaudited
Trade receivables from third parties –– domestic	84,855	71,133
Trade receivables from third parties –– foreign	1,135	752
Trade receivables from related parties –– domestic	22,118	13,426
Trade receivables from related parties –– foreign	3,821	1,506
	111,929	86,817
Discount to present value	(456)	(158)
Allowance for doubtful debts	(1,739)	(750)
Total	109,734	85,909

Trade receivables include amounts that are past due at the end of the reporting period for which the Company has not recognized an allowance for doubtful debts because there has not been a significant change in credit quality and the amounts are still considered recoverable, through negotiation with customers. The aging of past-due trade receivables is as follows:

	7/31/2013	12/31/2012
		Unaudited
1 to 30 days	15,241	22,188
31 to 60 days	2,358	6,931
61 to 90 days	549	990
91 to 180 days	860	1,449
Over 180 days	3,339	5,217
Past-due amounts	22,347	36,775
Current amounts	89,582	50,041
Discount to present value	(456)	(158)
Allowance for doubtful debts	(1,739)	(750)
Total	109,734	85,909

Movement in the allowance for doubtful debts in the year was as follows:

	7/31/2013	12/31/2012
		Unaudited
Opening balance	(750)	(538)
Allowance increase	(989)	(212)
Closing balance	(1,739)	(750)

The change in the discount to present value of trade receivables in the year was as follows:

	7/31/2013	12/31/2012
		Unaudited
Opening balance	(158)	(582)
Increase/(Reversal)	(298)	424
Closing balance	(456)	(158)

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

6.	RECOVERABLE TAXES

Recoverable taxes are as follows:

	7/31/2013	12/31/2012
		Unaudited
Federal VAT (IPI)	3,011	2,839
State VAT (ICMS)	2,456	1,830
State VAT (ICMS) on purchases of property, plant and equipment	2,162	2,245
Tax on revenue (PIS) on purchases of property, plant and equipment	1,303	926
Tax on revenue (COFINS) on purchases of property, plant and equipment	6,003	4,264
Recoverable taxes on import	3,697	234
Other	440	—
Total	19,072	12,338

Current	10,363	5,772
Non-current	8,709	6,566

Recoverable taxes in non-current assets comprise ICMS, PIS and COFINS on purchases of property, plant and equipment for which the realization, pursuant to current relevant legislation, occurs in 48 monthly installments.

7.	INVENTORIES

Inventories comprise:

	7/31/2013	12/31/2012
		Unaudited
Finished products	16,250	8,603
Work in process	17,501	13,197
Raw materials	24,597	24,882
Advances to suppliers	1,047	1,089
Allowance for inventory losses (a)	(354)	(200)
Imports in transit	8,320	2,605
Total	67,361	50,176

(a)The amount of the allowance for inventory losses refers to probably losses arising on the adjustment of inventories to their realizable amounts. Changes in this allowance were as follows:

	7/31/2013	12/31/2012
		Unaudited
Opening balance	(200)	(152)
Increase	(154)	(48)
Closing balance	(354)	(200)
The cost of inventories recognized as expense during the seven-month period ended July 31, 2013, related to continuing operations, was R$ 470,929 (R$ 621,150 for the year ended December 31, 2012 and R$ 957,958 for the year ended December 31, 2011).
Management expects that these inventories will be recovered in a period shorter than twelve (12) months.

8.	PROPERTY, PLANT AND EQUIPMENT

a) Balance breakdown

	7/31/2013	12/31/2012
		Unaudited
Cost	353,085	325,687
Accumulated depreciation	(142,638)	(132,440)
	210,447	193,247

	Annual depreciation rate (%)	7/31/2013			12/31/2012
					Unaudited
		Cost	Accumulated depreciation	Net	Net

Land		13,022	—	13,022	8,071
Buildings	1.44%	46,283	(7,765)	38,518	32,924
Machinery and equipment	9.90%	195,419	(121,679)	73,740	74,620
Molds and dies	14.13%	16,840	(9,870)	6,970	7,862
Furniture and fixtures	9.03%	1,692	(957)	735	798
Vehicles	9.29%	1,666	(601)	1,065	1,213
Computer equipment	24.80%	2,171	(1,766)	405	555
Advances to suppliers		2,393	—	2,393	6,111
Property, plant and equipment in progress		73,599	—	73,599	61,093
Total		353,085	(142,638)	210,447	193,247

b) Movement in cost

	Balance at 01/01/2013	Additions	Disposals	Transfers	Balance at 7/31/2013

Land	8,071	—	—	4,951	13,022
Buildings	40,162	—	—	6,121	46,283
Machinery and equipment	188,017	295	—	7,107	195,419
Molds and dies	16,652	—	—	188	16,840
Furniture and fixtures	1,686	—	—	6	1,692
Vehicles	1,743	10	(87)	—	1,666
Computer equipment	2,152	27	(11)	3	2,171
Advances to suppliers	6,111	9,358	—	(13,076)	2,393
Property, plant and equipment in progress	61,093	17,806	—	(5,300)	73,599
Total	325,687	27,496	(98)	—	353,085

	Balance at 01/01/2012	Additions	Disposals	Transfers	Balance at 12/31/2012
			Unaudited
Land	8,071	—	—	—	8,071
Buildings	40,095	67	—	—	40,162
Machinery and equipment	180,594	8,619	(1,250)	54	188,017
Molds and dies	15,484	1,954	(786)	—	16,652
Furniture and fixtures	1,667	19	—	—	1,686
Vehicles	1,308	435	—	—	1,743
Computer equipment	2,301	18	(169)	2	2,152
Advances to suppliers	577	18,279	—	(12,745)	6,111
Property, plant and equipment in progress	766	47,638	—	12,689	61,093
Total	250,863	77,029	(2,205)	—	325,687

	Balance at 01/01/2011	Additions	Disposals	Transfers	Balances at 12/31/2011

Land	8,071	—	—	—	8,071
Buildings	39,260	835	—	—	40,095
Machinery and equipment	162,587	16,868	(588)	1,727	180,594
Molds and dies	11,591	4,020	(127)	—	15,484
Furniture and fixtures	1,414	254	—	(1)	1,667
Vehicles	641	526	(183)	324	1,308
Computer equipment	1,764	638	(100)	(1)	2,301
Advances to suppliers	449	1,585	—	(1,457)	577
Property, plant and equipment in progress	340	1,018	—	(592)	766
Total	226,117	25,744	(998)	—	250,863

c) Movement in accumulated depreciation

	Balances at 01/01/2013	Additions	Disposals	Balances at 7/31/2013
Buildings	(7,238)	(527)	—	(7,765)
Machinery and equipment	(113,397)	(8,282)	—	(121,679)
Molds and dies	(8,790)	(1,080)	—	(9,870)
Furniture and fixtures	(888)	(70)	1	(957)
Vehicles	(530)	(83)	12	(601)
Computer equipment	(1,597)	(177)	8	(1,766)
Total	(132,440)	(10,219)	21	(142,638)

	Balances at 1/01/2012	Additions	Disposals	Balances at 12/31/2012
	Unaudited
Buildings	(6,282)	(956)	—	(7,238)
Machinery and equipment	(100,119)	(13,572)	294	(113,397)
Molds and dies	(7,253)	(1,840)	303	(8,790)
Furniture and fixtures	(760)	(128)	—	(888)
Vehicles	(396)	(134)	—	(530)
Computer equipment	(1,443)	(281)	127	(1,597)
Total	(116,253)	(16,911)	724	(132,440)

	Balances at 01/01/2011	Additions	Disposals	Balances at 12/31/2011
Buildings	(5,307)	(975)	—	(6,282)
Machinery and equipment	(88,100)	(12,586)	567	(100,119)
Molds and dies	(5,657)	(1,632)	36	(7,253)
Furniture and fixtures	(649)	(111)	—	(760)
Vehicles	(431)	(120)	155	(396)
Computer equipment	(1,259)	(279)	95	(1,443)
Total	(101,403)	(15,703)	853	(116,253)

The amounts recorded in line items “Advances to suppliers”, R$ 2,393 (R$ 6,111 in 2012), and “Property, plant and equipment in progress”, R$ 73,599 (R$ 61,093 in 2012), refer to purchases made by the Company for construction of the new plant located in Resende/RJ, that started its operations in May of 2013.

Borrowing costs were capitalized by the Company in the amount of R$ 1,761 in 2013 (R$ 638 in 2012) in the line items “Property, plant and equipment in progress”.

9.	INTANGIBLE ASSETS

	Annual amortization rate	Balance at 12/31/2010	Additions	Balance at 12/31/2011	Additions	Transfers	Balance at 12/31/2012	Additions	Balance at 7/31/2013
Software:						Unaudited
Costs	12.70%	2,547	180	2,727	1,819	14,113	18,659	7	18,666
Accumulated amortization		(1,970)	(310)	(2,280)	(1,834)	—	(4,114)	(1,216)	(5,330)
		577	(130)	447	(15)	14,113	14,545	(1,209)	13,336
Intangible assets in progress		5,815	8,298	14,113	205	(14,113)	205	704	909
Total		6,392	8,168	14,560	190	—	14,750	(505)	14,245

The transfer made in the period refers to the completion of the SAP software implementation.

10.	BORROWINGS AND FINANCING

Financing obtained was used to fund the construction of the Company's manufacturing facilities, develop quality processes, finance exports and imports, and finance machinery imports. Financing was obtained from several financial institutions by means of funds raised by these institutions with the National Bank for Economic and Social Development (BNDES).

Type:	Financial charges	Grace period	Payment frequency	Final maturity	7/31/2013	12/31/2012
Financing						Unaudited
BNDES - subloan A	U.S. dollar (forex) + 1.97% p.a.	24 months	Monthly	4/2020	7,349	—
BNDES - subloan B	URTJLP + 1.97% p.a.	24 months	Monthly	4/2020	17,692	—
BNDES - subloan C	URTJLP + 2.97% p.a.	24 months	Monthly	4/2020	10,620	—
BNDES - subloan D	M.U.019 + 3% p.a.	24 months	Monthly	4/2020	1,312	—
BNDES - subloan A/C	U.S. dollar (forex) + 2.5%p.a.	17 months	Monthly	4/2013	—	108
BNDES - subloan B	URTJLP + 3% p.a.	17 months	Monthly	4/2013	—	1,000
BNDES - subloan D	URTJLP + 2.5% p.a.	17 months	Monthly	4/2013	—	61
BNDES - USD subloan	U.S. dollar (forex) + 1.95% p.a.	18 months	Monthly	7/2017	3,679	3,761
BNDES - BCDEF subloan	URTJLP + 4.5% p.a.	18 months	Monthly	7/2017	24,213	28,557
BRADESCO - FINEP	TJLP + 0.50 p.a.	30 months	Monthly	9/2014	2,941	4,411
BRADESCO - FINEP	5% p.a.	20 months	Monthly	12/2018	12,464	13,806
BANCO DO BRASIL - EXIM	Spread 3% + 4.5% p.a.	36 months	Bullet	6/2013	—	9,345
VOTORANTIN - EXIM	Spread 1.7% + 3.8% p.a.	36 months	Bullet	3/2016	10,066	—
FUNDOPEM - ICMS	IPCA + 3% p.a.	54 months	Monthly	5/2024	23,347	20,526

BANCO DO BRASIL - NCE	average CDI monthly+1.2% p.a.	24 months	Semiannual	4/2019	30,076	30,364
Total					143,759	111,939

Current					13,316	24,466
Non-current					130,443	87,473

TJLP - Long-term Interest Rate
URTJLP - Long-term interest rate benchmark unit
IPCA - Extended Consumer Price Index

The maturities of the long-term portions of the financing are as follows:

Maturity	7/31/2013	12/31/2012
		Unaudited
2014 (*)	14,660	14,573
2015	21,323	16,697
2016	35,354	18,646
2017	23,373	15,858
2018	11,384	11,997
2019 and thereafter	24,349	9,702
Total	130,443	87,473

(*) Comprises the period from August 1 to December 31, 2014.

Financing from BNDES, Banco do Brasil and Bradesco are collateralized by bonds and a letter of guarantee of Randon S.A. Implementos e Participações.

The Credit Note to Exportation (NCE) obtained with Banco do Brasil requires that the Company complies annually with certain financial covenants that may require early payment of debt, which are related to the maintenance of financial ratio “Net Debt / EBITDA” of a maximum of 3 (three) times, considering the annual financial statements of the Group Randon.

On July 31, 2013, the Company has no situation of "Default" with respect to these covenants.

FUNDOPEM - ICMS

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

The eight-year benefit period started in December 2006 and ends in November 2014, and disbursements for Company use totaled 1,946,307.15 FUNDOPEM-RS incentive units (equivalent to R$ 36,415 as at July 31, 2013). Up to July 31, 2013, the Company utilized 1,218,310.11 FUNDOPEM-RS incentive units (equivalent to R$ 22,795 as at July 31, 2013).The benefit has a grace period of 54 months and settlement is scheduled in 96 months after the end of the grace period, ending May 21, 2019.

11.	RELATED-PARTY TRANSACTIONS

	Randon companies (*)			Meritor companies(**)			Total
Balance sheet	7/31/2013	12/31/2012		7/31/2013	12/31/2012		7/31/2013	12/31/2012
		Unaudited			Unaudited			Unaudited
Trade receivables	6,535	2,511		19,404	12,421		25,939	14,932
Short-term receivables	1,212	54		—	—		1,212	54
Trade payables	676	—		272	207		948	207
Dividends and interest on capital payable	—	11,339		—	3,569		—	14,908

	Randon companies (*)			Meritor companies(**)			Total
Statements of income	7/31/2013	12/31/2012	12/31/2011	7/31/2013	12/31/2012	12/31/2011	7/31/2013	12/31/2012	12/31/2011
		Unaudited			Unaudited			Unaudited
Sales of products and services	167,068	216,272	245,198	70,682	82,490	128,103	237,750	298,762	373,301
Rentals	1,196	—	—	—	—	—	1,196	—	—
Purchases of products and services	89,489	107,850	140,829	1,679	2,140	—	91,168	109,990	140,829
Purchases with ICMS credits	—	4,513	1,107	—	—	—	—	4,513	1,107
Finance expenses	—	—	503	—	—	—	—	—	503
General and administrative expenses	5,310	7,594	11,581	—	—	—	5,310	7,594	11,581

(*) Includes:
Randon S.A. Implementos e Participações, Fras-Le S.A., Fras-Le Argentina S.A., Jost Brasil Sistemas Automotivos Ltda., Randon Implementos para o Transporte, Randon Argentina, Castertech Fundição e Tecnologia Ltda, Master Sistemas Automotivos Ltda, Randon North América, Randon Adm.Consorcio, Randon Middle East, Randon Automotive Pty, Randon Investimentos, Randon Maghreb, Randon Brantech, Banco Randon, Fras Le Europe, Fras Le Mexico, Fras Le Andima, Fras Le North América, Fras Le Friction Mat. Pinghu, Fras Le Africa Automotive.

(**) Includes:
Meritor do Brasil Sistemas Automotivos Ltda., Meritor Automotive Inc., Meritor Heavy Vehicle Systems LLC., Meritor Hvs Ltd, ArvinMeritor Qri, Meritor Inc., Meritor CVS, Meritor Frankfurt, and Sisamex Sistemas Automotrices through July 30, 2013, date of the conclusion of the agreement for purchase and share of share units of Suspensys Sistemas Automotivos Ltda.

Suspensys is the co-guarantor of vendor financing contracts, limited to R$ 20,000 for transactions conducted between Company customers and Banco Randon. As of July 31, 2013, there was an outstanding balance of R$ 2,171 related to these operations.

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

Management compensation
Management compensation is distributed as follows: nominal salary of R$ 751 as of July 31, 2013 (R$ 1,518 as at December 31, 2012, R$ 1,324 in 2011) and profit sharing of R$ 270 as at July 31, 2013 (R$ 1,622 as at December 31, 2012).

Borrowings from officers and managers are recorded in ‘Amounts due to related parties’, in current liabilities, and total R$ 2,175 as at July 31, 2013 (R$ 3,437 as at December 31, 2012). These balances are adjusted using the rate DI-extra, as released by the Brazilian Association of Financial and Capital Markets Entities, or Anbima. Related borrowing costs, as disclosed in the income statement at July 31, 2013, totaled R$ 104 (R$ 359 as of December 31, 2012 and R$ 503 as of December 31, 2011).

12.	PROVISION FOR TAX, SOCIAL SECURITY AND LABOR RISKS
The Company has challenged, through its legal counsel, labor lawsuits and civil and tax proceedings at the administrative and judicial levels. Based on the opinion of its legal counsel, the Company recognized a provision of R$ 1,108 to cover probable losses that might result from the outcome of these lawsuits.
The position of contingent liabilities as at July 31, 2013 is as follows:

Nature of provision	Likelihood of loss
	Probable	Possible
Tax	—	15,292
Labor	1,108	1,270
Civil	—	687
Social security	—	4,994
Total	1,108	22,243

Changes in provision:

Nature of provision	Opening Balance 1/1/2013	Increase in provision	Closing balance 7/31/2013
Labor	922	186	1,108
Total	922	186	1,108

Nature of provision	01/01/2012 Unaudited	Increase in provision	12/31/2012
Labor	782	140	922
Total	782	140	922
The Company is also a party to administrative proceedings for which, based on the opinion of its legal counsel and in conformity with IFRS, no provision for contingencies was recognized since they were classified as possible or remote likelihood of loss.
The main lawsuits are as follows:

Tax

a)
State VAT (ICMS) - The Company was assessed by the Rio Grande do Sul Department of Finance, in the original amount of R$ 7,801, due to the alleged irregularity in the calculation of the ICMS relief benefit under the "FUNDOPEM/Nosso Emprego" program. The amount includes principal, fine and interest. On January 24, 2007, due to the objection filed by the Company, the debts were recalculated by the tax authority. The amount of the cause was reduced in 2008 due to the judgment of the action for annulment filed by the Company, and the new amount attributed to the cause was R$ 2,837, including fine and interest. On December 10, 2010, the authority converted the tax assessment penalty, initially typified as basic, applied at the percentage of 60%, into a qualified penalty at the percentage of 120%, thus generating a supplementary assessment of R$ 470, totaling R$ 3,307. The Company filed an objection and is awaiting a decision.

b)
The Company was assessed in the inflation adjusted amount of R$ 8,241, for an alleged import duties (II) and Federal VAT (IPI) debt, for alleged noncompliance with award acts provided for by the Drawback special regime. Awaiting expert evidence.

c)
Disallowance of ICMS presumed credit on purchase of steel - refers to assessment notices issued by the Rio Grande do Sul State Department of Finance totaling R$ 3,744, through which this tax authority confirmed the award of the tax benefit in an amount higher than permitted by the law.

Labor
Several labor lawsuits mostly consisting of compensation claims.
Social security
The Company received INSS assessment notices for alleged nonpayment of social security taxes on profit sharing, against which the Company filed objections currently being at the judgment stage at the Federal Revenue Service, assessed as possible losses. The inflation adjusted amount under litigation of these assessments totals R$ 4,994.
Civil
Refer to lawsuits for recovery of credits (collection), which already have an allowance for losses; however, the lawsuits are still being judged by the courts and if the court decision is favorable to the Company the allowance will be reversed.

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

Balance breakdown

The carrying amounts and fair values of financial instruments, all measured at amortized cost, included in the balance sheet are identified below:

	7/31/2013	12/31/2012
Description		Unaudited
Cash and cash equivalents	101,147	79,719
Trade receivables	109,734	85,909
Trade payables	(63,270)	(37,779)
Borrowings and financing:
In local currency	(132,731)	(108,070)
In foreign currency	(11,028)	(3,869)
Amounts due to related parties (intragroup loans)	(2,175)	(3,437)

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

The basis used is the cash flow in foreign currency projected monthly for the following twelve months, based on the Strategic Plan projections or on the current expectation of each group Company. If considered necessary, the instruments used are conservative and previously approved by the same committee. During the seven-month period ended July 31, 2013 and for the years ended December 31, 2012, and 2011 the Company did not enter into any transactions involving derivative financial instruments.

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

Sales concentration
In the seven-month period ended July 31, 2013, three customers individually accounted for more than 10% of sales, with shares of 28.1% (27.2 % in 2012 and 26.1% in 2011), 22.3% (26.4% in 2012 and 20.6% in 2011), and 12.4% (11.3% in 2012 and 10.7% in 2011) of the net revenues each, equivalent to R$ 160,090 (R$ 198,921 in 2012 and R$ 304,924 in 2011), R$ 127,373 (R$ 192,717 in 2012 and R$ 240,180 in 2011), and R$ 70,682 (R$ 82,490 in 2012 and R$ 124,732 in 2011). The first and third customers are related parties. Other Company sales in domestic and foreign markets are diluted and there is no sales concentration in a percentage above 10% for any other customer.

b.	Foreign exchange rate risk

The Company’s results are exposed to fluctuations due to the effects of the exchange rate volatility on assets and liabilities denominated in foreign currencies, mainly the US dollar, which closed the seven-month period ended July 31, 2013 with a negative fluctuation of 12.08% (positive fluctuation of 8.9% as at December 31, 2012).

The Company is exposed to currency risk (foreign exchange risk) on sales, purchases and borrowings that are denominated in a currency other than the Company’s functional currency, the Brazilian real.

The Company’s net exposure to foreign exchange rate risk at the end of the reporting period is as follows:

	7/31/2013	12/31/2012
		Unaudited
A.Borrowings and financing	(11,028)	(3,869)
B. Trade receivables	4,956	2,258
C. Trade payables	(7,735)	(3,715)
D. Net exposure (A+B+C)	(13,807)	(5,326)

c.	Interest rate risk

The Company’s results are exposed to significant fluctuations due to borrowings and financing contracted at floating interest rates.

The Company does not have derivative financial instruments to manage its exposure to interest rates.

Pursuant to its financial policies, the Company has not entered into any transactions involving financial instruments for speculative purposes.

The interest rates on the Company’s borrowings and financing are disclosed in note 10-Borrowings and Financing.

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

	7/31/2013
Description	Up to 1 month	1 to 3 months	3 months to 1 year	1 to 5 years	Over 5 years	Total

Trade payables	54,274	8,968	28	—	—	63,270
Borrowings and financing	1,268	2,549	9,499	100,809	29,634	143,759
Interest to be incurred on borrowings and financing	96	1,186	3,611	12,729	1,129	18,751
Intragroup loans	2,175	—	—	—	—	2,175

14.	CAPITAL

On August 1, 2011, the Company's shareholders approved the 19th amendment to the Articles of Organization which increases capital to R$110,000 (without the issuance of new shares), by capitalizing R$36,354 from the tax incentives reserve and R$2,355 from the earnings reserve.

On May 2, 2013, the Company’s shareholders approved the 21st amendment to the articles of organization which increased capital to R$ 228,000 (without the issuance of new shares), by capitalizing R$ 118,000 from earnings reserve. In view of this increase, the subscribed and fully paid-up capital is held as follows:

Shareholder	Share Units	R$	%
Master Sistemas Automotivos Ltda.	53,177	121,243	53.177
Meritor Heavy Vehicle Systems, LLC.	23,942	54,588	23.942
Randon S.A. Implementos e Participações	22,881	52,169	22.881
Total	100,000	228,000	100.00

On June 18, 2013, the capital of Master Sistemas Automotivos Ltda. was reduced through the transfer of shares of Suspensys, amounting to R$ 142,700, corresponding to the book value of the investment at that date. Master transferred 27,120 shares to Randon corresponding to R$ 72,777 and 26,057 shares to Meritor Brasil corresponding to R$ 69,923, withdrawing in this act as shareholder of Suspensys.

Also as a result of the assignment and transfer of shares of Suspensys to Randon and Meritor Brasil, with the express authorization of the shareholder Meritor: (i) in this act the company Meritor Brasil, holding 26,057 share units transferred by Master, is admitted as shareholder of Suspensys, and (ii) Randon has its interest in Suspensys increased from 22,881 share units to 50,001 share units, as a result of the 27,120 share units transferred by Master. In view of these changes, the capital of Suspensys is held as follows:

Shareholder	Share Units	R$	%
Meritor do Brasil Sistemas Automotivos Ltda	26,057	59,410	26.057
Meritor Heavy Vehicle Systems, LLC.	23,942	54,588	23.942
Randon S.A. Implementos e Participações	50,001	114,002	50.001
Total	100,000	228,000	100.00
On July 29, 2013, the Company's shareholders approved the 23rd amendment to the articles of organization, whereby the shareholders Meritor do Brasil and Meritor assigned and transferred to the shareholder Randon, which accepts such assignment and transfer, the ownership of all the 49,999 share units held in the capital of Suspensys, fully paid-up, representing 49.999% of the share capital of Suspensys, as well as its respective social rights and obligations, withdrawing from Suspensys and clearly stating that it has nothing more to receive from or claim against this company.

The assignment of shares and social rights was made upon a remuneration, pursuant to the Agreement for Purchase and Sale of Shares between Suspensys, Randon, Meritor, Meritor do Brasil and Master, entered into on April 29, 2013, with subrogation by Randon, from that date on, to all rights and obligations related to the share units then acquired. Considering the assignment mentioned in this item, the share capital of Suspensys is held as follows:

Shareholder	Share Units	R$	%
Randon S.A. Implementos e Participações	100,000	228,000	100.00
Total	100,000	228,000	100.00

With the assignment mentioned above, Randon remained as the sole shareholder and with the purpose of resuming the plurality of the shareholders, in this act assigns and transfers to the admitted shareholder Dramd a share unit held by it, as well as its respective social rights and obligations.

The assignment is made upon a remuneration, from the assignor Randon to the assignee Dramd, for the book value of R$ 2,726.60, determined in the balance sheet as at June 30, 2013, the assignee subrogating from this date on to all rights and obligations related to the share units hereby acquired and duly settled. As a consequence, the share capital of Suspensys is held as follows:

Shareholder	Share Units	R$	%
Randon S.A. Implementos e Participações	99,999	227,998	99.999
Dramd Participações e Administração Ltda	1	2	0.001
Total	100,000	228,000	100.00

15.	DIVIDENDS AND INTEREST ON CAPITAL

Dividends

The articles of organization determine the distribution of 33.3% of the profit for the year as mandatory minimum dividend. After excluding the amounts already credited as interest on capital during the year, the amount of R$ 3,520 was accrued in December 2012 as mandatory minimum dividends.

On April 29, 2013, the Shareholders’ Meeting approved the proposal for distribution of dividends and payment of interest on capital and dividends occurred on July 25, 2013 totaling R$ 19,721 (R$ 70,988 as at December 31, 2012), as follows:

Interest on capital accrued at 12/31/2012:	13,398
Interest on capital accrued at 03/31/2013:	2,803
Allocation of dividends on profit for 2012:	3,520
Total	19,721
Interest on Capital
The Company recorded for the seven-month period ended July 31, 2013 interest on capital of R$ 2,803 (R$ 13,398 in 2012 and R$ 12,143 in 2011), using as a basis the TJLP for the period January-December of each year, applied to equity, considering the higher of 50% of the profit for the year before income tax or 50% of the retained earnings.
As provided for by the tax law, the amount recognized as interest on capital was fully deducted in the calculation of income tax and social contribution, and the tax benefit from this deduction was R$ 953(R$ 4,555 in 2012 and R$ 4,131 in 2011). For purposes of conformity of the presentation of the financial statements, such interest was treated as dividends and disclosed as a reduction of retained earnings in equity.

16.	NET OPERATING REVENUE

The reconciliation between the revenue recognized for tax purposes and the revenue presented in the income statement for the year is as follows:

	7/31/2013	12/31/2012	12/31/2011
		Unaudited
Gross revenue for tax purposes	754,543	975,966	1,557,378
Less:
Taxes on sales	(176,052)	(228,429)	(360,297)
Sales returns	(4,709)	(10,668)	(17,177)
Discount to present value on installment sales	(3,863)	(5,928)	(11,467)
Net revenue recognized in the income statement	569,919	730,941	1,168,437

17.	EXPENSES BY NATURE
As required by corporate law, the Company is required to present the income statement by function. Therefore, the analysis of operating expenses by nature is as follows:

	7/31/2013	12/31/2012	12/31/2011
		Unaudited
Raw materials and auxiliary materials	401,440	511,022	819,847
Depreciation and amortization	11,436	18,745	16,013
Personnel	53,234	84,730	102,782
Production freight	1,848	3,126	5,402
Freight on sales	13,525	18,446	33,300
Costs of outside services	14,095	21,825	28,120
Repairs	7,645	7,562	15,504
Rentals	3,102	4,731	5,780
Electric power	2,295	4,424	4,707
Other expenses	4,564	7,173	12,588
Total	513,184	681,784	1,044,043

These expenses were classified as follows in the statement of income (presented by function):

	7/31/2013	12/31/2012	12/31/2011
		Unaudited
Cost of sales and services	470,929	621,150	957,958
Selling expenses	24,334	35,650	50,215
General and administrative expenses	14,636	20,494	22,763
Other operating expenses, net	3,285	4,490	13,107
Total	513,184	681,784	1,044,043

18.	INCOME TAX AND SOCIAL CONTRIBUTION

Income tax and social contribution expense
The income tax and social contribution expense for the seven-month period ended July 31, 2013 and for the years ended December 31, 2012 and 2011 is reconciled at statutory rates, as follows:

	7/13/2013	12/31/2012	12/31/2011
	IRPJ/CSLL	IRPJ/CSLL	IRPJ/CSLL
		Unaudited
Profit before income tax and social contribution	54,778	56,045	140,347
Applicable rate	34%	34%	34%
Income tax and social contribution at nominal rates	18,625	19,055	47,718
Effect of taxes on:
Interest on capital expense (*)	(953)	(4,555)	(4,131)
Industrial development program	(1,792)	(802)	(2,225)
Other	184	(183)	768
Income tax and social contribution before deductions	16,064	13,515	42,130
Income tax deductions and other adjustments	(681)	(576)	(1,349)
Income tax and social contribution expense	15,383	12,939	40,781

Current income tax and social contribution	17,539	12,198	42,246
Deferred income tax and social contribution	(2,156)	741	(1,465)
* See note 15, Interest on Capital

Breakdown of deferred income tax and social contribution

	7/31/2013		12/31/2012		12/31/2011
Temporary differences	Temporary differences	Deferred taxes	Temporary differences	Deferred taxes	Temporary differences	Deferred taxes
			Unaudited
Accrued profit sharing:
- Employees	206	70	1,373	467	3,397	1,155
- Officers	1,163	105	1,601	544	3,683	1,252
- Directors	1,502	511	672	60	1,794	161
Provision for labor risks	1,108	377	922	314	782	266
Provision for warranty claims	2,083	708	2,010	684	1,885	641
Provision for employee termination	193	66	193	65	274	93
Deferred asset recorded for tax purposes	—	—	—	—	471	160
Allowance for inventory losses	354	120	200	68	152	52
Provision for freight on sales	1,106	376	763	259	—	—
Allowance for doubtful debts	1,739	591	750	255	538	183
Revenue recognition	1,307	444	184	63	999	340
Discount to present value Fundopem/Trade receivables and payables	(722)	(245)	(2,575)	(876)	—	—
Other temporary additions	431	147	613	209	491	167
Total assets	10,470	3,270	6,706	2,112	14,466	4,470

Incentive depreciation, Law 11,774	(3,075)	(769)	(4,999)	(1,250)	(8,306)	(2,076)
Deemed cost of property, plant and equipment	(19,055)	(6,479)	(20,395)	(6,934)	(22,914)	(7,791)
Retirement benefit plan	(887)	(302)	(1,071)	(364)	(743)	(253)
Total liabilities	(23,017)	(7,550)	(26,465)	(8,548)	(31,963)	(10,120)
Net Effect		(4,280)		(6,436)		(5,650)

Movement in deferred income tax and social contribution

Temporary differences	Balances at 1/1/2013	Recognized in profit for the year	Recognized in other comprehensive income	Balances at 7/31/2013
Accrued profit sharing
- Employees	467	(397)	—	70
- Officers	544	(34)	—	510
- Directors	60	44	—	104
Provision for labor risks	314	63	—	377
Provision for warranty claims	684	25	—	709
Provision for employee termination	65	—	—	65
Deferred asset recorded for tax purposes	—	—	—	—
Allowance for inventory losses	68	52	—	120
Provision for freight on sales	259	117	—	376
Allowance for doubtful debts	255	336	—	591
Revenue recognition	63	382	—	445
Discount to present value Fundopem/Trade receivables and payables	(876)	630	—	(246)
Other temporary additions	209	(62)	—	147
Total assets	2,112	1,156	—	3,268

Incentive depreciation, Law 11,774	(1,250)	481	—	(769)
Deemed cost of property, plant and equipment	(6,934)	456	—	(6,478)
Retirement benefit plan	(364)	63	—	(301)
Total liabilities	(8,548)	1,000	—	(7,548)
Net effect	(6,436)			(4,280)
Total recognized in the year		2,156	—
Temporary differences	Balances at 1/1/2012	Recognized in profit for the year	Recognized in other comprehensive income	Balances at 12/31/2012
		Unaudited
Accrued profit sharing
- Employees	1,155	(688)	—	467
- Officers	1,252	(708)	—	544
- Directors	161	(101)	—	60
Provision for labor risks	266	48	—	314
Provision for warranty claims	641	43	—	684
Provision for employee termination	93	(28)	—	65
Deferred asset recorded for tax purposes	160	(160)	—	—
Allowance for inventory losses	52	16	—	68
Provision for freight on sales	—	259	—	259
Allowance for doubtful debts	183	72	—	255
Revenue recognition	340	(277)	—	63
Discount to present value Fundopem/Trade receivables and payables	—	(876)	—	(876)
Other temporary additions	167	42	—	209
Total assets	4,470	(2,358)	—	2,112

Incentive depreciation, Law 11,774	(2,077)	827	—	(1,250)
Deemed cost of property, plant and equipment	(7,791)	856	—	(6,935)
Retirement benefit plan	(253)	(66)	(45)	(364)
Total liabilities	(10,121)	1,617	(45)	(8,549)
Net effect	(5,651)			(6,437)
Total recognized in the year		(741)	(45)

Temporary differences	Balances at 1/1/2011	Recognized in profit for the year	Recognized in other comprehensive income	Balances at 12/31/2011

Accrued profit sharing
- Employees	1,016	139	—	1,155
- Officers	1,022	230	—	1,252
- Directors	151	10	—	161
Provision for labor risks	51	215	—	266
Provision for warranty claims	726	(85)	—	641
Provision for employee termination	69	24	—	93
Deferred asset recorded for tax purposes	422	(262)	—	160
Allowance for inventory losses	886	(834)	—	52
Allowance for doubtful debts	52	131	—	183
Revenue recognition	18	322	—	340
Other temporary additions	110	57	—	167
Total assets	4,523	(53)	—	4,470

Incentive depreciation, Law 11,774	(2,680)	604	—	(2,076)
Deemed cost of property, plant and equipment	(8,742)	951	—	(7,791)
Retirement benefit plan	(217)	(37)	1	(253)
Total liabilities	(11,639)	1,518	1	(10,120)
Net effect	(7,116)			(5,650)
Total recognized in the year		1,465	1

The Company offsets deferred tax assets and deferred tax liabilities because it related to income taxes levied by the same tax authority on the Company. The Company understands such presentation reflects better financial position as a standalone legal entity.

19.	FINANCE INCOME (EXPENSES)

Net finance income (expenses) are as follows:

	7/31/2013	12/31/2012	12/31/2011
Finance income		Unaudited
Yield on short-term investments	3,388	8,977	18,337
Interest received and discounts obtained	148	427	555
Discount to present value - FUNDOPEN	—	3,381	—
Discount to present value of trade receivables	3,565	6,351	11,135
	7,101	19,136	30,027
Finance expenses
Interest on borrowings and financing	(4,810)	(7,907)	(8,820)
Bank expenses	(96)	(343)	(129)
Other	(234)	(734)	(586)
Discount to present value of trade payables	(1,846)	(2,506)	(5,178)
Discount to present value - FUNDOPEM	(1,447)	—	—
	(8,433)	(11,490)	(14,713)

Foreign exchange differences
Exchange gains	1,933	2,449	3,417
Exchange losses	(2,558)	(3,207)	(2,778)
	(625)	(758)	639
Finance income (expenses), net	(1,957)	6,888	15,953

20.	RETIREMENT BENEFIT PLAN

The Company is the co-sponsor of the pension fund RANDONPREV, together with other Randon companies, whose benefit plan is a defined contribution plan under the financial capitalization regime, with some supplementations of benefits for employees, not covered by the defined benefits. This minimum benefit is defined based on a percentage of the nominal salary per annum worked for the Company, credited in a lump sum at the beneficiary’s account with RANDONPREV. The latest valuation of the plan assets and of the present value of the minimum benefit was performed at December 31, 2012 using the projected unit credit method and the determined balance of R$ 1,071 as at December 31, 2012 (R$ 761 as at December 31, 2011), corresponding to the Company’s benefit, is recorded in assets. Part of this amount refers to the credit of the special reserves that can be amortized from future contributions, at any time, as from January 2013, without the need for previous analysis and authorization from Previc. In the seven-month period ended July 31, 2013, the amortized amount was R$ 185, remaining a balance of R$ 886 recorded in assets.

21.	SUPPLEMENTAL CASH FLOW INFORMATION
The changes in balance sheet accounts in the seven-month period ended July 31, 2013 that did not affect the Company's cash flows are purchases of property, plant and equipment in the amount of R$ 1,348 through installment purchase with suppliers.

(2) Financial Statement Schedule for the years ended September 30, 2013, 2012 and 2011. The following schedule was filed as part of the Annual Report filed with the SEC on November 20, 2013:

Schedule II - Valuation and Qualifying Accounts

Schedules not filed with this Amendment No.2 on Form 10-K/A are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or related notes.

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

*10-v-1
First Amendment dated June 24, 2013 to the Quota Purchase and Sale Agreement dated as of April 29, 2013 among Meritor Heavy Vehicle Systems, LLC, Meritor Do Brasil Sistemas Automotivos LTDA. and Randon S.A. Implementos E Participcoes., filed as Exhibit 10-b to Meritor's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013 is incorporated herein by reference.

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

23-d
Consent of Deloitte & Touche Independent Auditors relating to the financial statements of Meritor WABCO Vehicle Control Systems, filed as Exhibit 23-d to the 2013 10-K/A (Amendment No. 1) is incorporated herein by reference.

23-e**	Consent of Deloitte & Touche Independent Auditors relating to the financial statements of Master Sistemas Automotivos Ltda.

23-f**	Consent of Deloitte & Touche Independent Auditors relating to the financial statements of Suspensys Sistemas Automotivos Ltda.

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

MERITOR, INC.

Date:	June 9, 2014	By:	/s/	Kevin A. Nowlan
Kevin A. Nowlan
Senior Vice President and Chief Financial Officer