Form 10-Q
period 2014-06-29
MERITOR INC
filed 2014-08-01
CIK 1113256

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2014
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
97,844,611 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on June 29, 2014.

MERITOR, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Sales	$986	$993	$2,855	$2,792
Cost of sales	(863)	(884)	(2,513)	(2,505)
GROSS MARGIN	123	109	342	287
Selling, general and administrative	(54)	(67)	(179)	(194)
Pension settlement loss	—	(36)	—	(36)
Restructuring costs	—	(12)	(3)	(29)
Other operating expense	(1)	—	(2)	(2)
OPERATING INCOME (LOSS)	68	(6)	158	26
Equity in earnings of ZF Meritor	190	—	190	—
Equity in earnings of other affiliates	11	15	28	34
Interest expense, net	(22)	(45)	(97)	(99)
INCOME (LOSS) BEFORE INCOME TAXES	247	(36)	279	(39)
Provision for income taxes	(11)	(1)	(30)	(18)
INCOME (LOSS) FROM CONTINUING OPERATIONS	236	(37)	249	(57)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(2)	(1)	1	(6)
NET INCOME (LOSS)	234	(38)	250	(63)
Less: Net income attributable to noncontrolling interests	—	—	(4)	—
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$234	$(38)	$246	$(63)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.
Net income (loss) from continuing operations	$236	$(37)	$245	$(57)
Income (loss) from discontinued operations	(2)	(1)	1	(6)
Net income (loss)	$234	$(38)	$246	$(63)
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$2.42	$(0.38)	$2.51	$(0.58)
Discontinued operations	(0.02)	(0.01)	0.01	(0.07)
Basic earnings (loss) per share	$2.40	$(0.39)	$2.52	$(0.65)
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$2.33	$(0.38)	$2.47	$(0.58)
Discontinued operations	(0.02)	(0.01)	0.01	(0.07)
Diluted earnings (loss) per share	$2.31	$(0.39)	$2.48	$(0.65)

Basic average common shares outstanding	97.6	97.2	97.5	97.0
Diluted average common shares outstanding	101.1	97.2	99.1	97.0

See notes to consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Net income (loss)	$234	$(38)	$250	$(63)
Other comprehensive income (loss):
Foreign currency translation adjustments	8	(33)	8	(34)
Pension and other postretirement benefit related adjustments	11	25	31	23
Unrealized gain (loss) on investments and foreign exchange contracts	—	(1)	2	(1)
Other comprehensive income (loss), net of tax	19	(9)	41	(12)
Total comprehensive income (loss)	253	(47)	291	(75)
Less: Comprehensive (income) loss attributable to noncontrolling interest	—	1	(4)	—
Comprehensive income (loss) attributable to Meritor, Inc.	$253	$(46)	$287	$(75)

See notes to consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2014	September 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$303	$318
Receivables, trade and other, net	644	596
Inventories	441	414
Other current assets	56	56
TOTAL CURRENT ASSETS	1,444	1,384
NET PROPERTY	411	417
GOODWILL	439	434
OTHER ASSETS	516	335
TOTAL ASSETS	$2,810	$2,570
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$5	$13
Accounts and notes payable	715	694
Other current liabilities	351	339
TOTAL CURRENT LIABILITIES	1,071	1,046
LONG-TERM DEBT	1,086	1,125
RETIREMENT BENEFITS	861	886
OTHER LIABILITIES	319	335
TOTAL LIABILITIES	3,337	3,392
COMMITMENTS AND CONTINGENCIES (See Note 20)
EQUITY (DEFICIT):
Common stock (June 30, 2014 and September 30, 2013, 97.8 and 97.4 shares issued and outstanding, respectively)	97	97
Additional paid-in capital	919	914
Accumulated deficit	(881)	(1,127)
Accumulated other comprehensive loss	(693)	(734)
Total deficit attributable to Meritor, Inc.	(558)	(850)
Noncontrolling interests	31	28
TOTAL DEFICIT	(527)	(822)
TOTAL LIABILITIES AND DEFICIT	$2,810	$2,570

See notes to consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Nine Months Ended June 30,
	2014	2013
	(Unaudited)
OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES (See Note 9)	$103	$(73)
INVESTING ACTIVITIES
Capital expenditures	(39)	(31)
Other investing activities	—	1
Net investing cash flows provided by discontinued operations	3	6
CASH USED FOR INVESTING ACTIVITIES	(36)	(24)
FINANCING ACTIVITIES
Repayment of notes and term loan	(308)	(427)
Proceeds from debt issuance	225	500
Debt issuance costs	(9)	(12)
Other financing activities	10	10
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(82)	71
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	(3)
CHANGE IN CASH AND CASH EQUIVALENTS	(15)	(29)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	318	257
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$303	$228

See notes to consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning balance at September 30, 2013	$97	$914	$(1,127)	$(734)	$(850)	$28	$(822)
Comprehensive income	—	—	246	41	287	4	291
Equity based compensation expense	—	6	—	—	6	—	6
Noncontrolling interest dividends	—	—	—	—	—	(1)	(1)
Other equity adjustments	—	(1)	—	—	(1)	—	(1)
Ending Balance at June 30, 2014	$97	$919	$(881)	$(693)	$(558)	$31	$(527)

Beginning balance at September 30, 2012	$96	$901	$(1,105)	$(915)	$(1,023)	$41	$(982)
Comprehensive loss	—	—	(63)	(12)	(75)	—	(75)
Vesting of restricted stock	1	(1)	—	—	—	—	—
Repurchase of convertible notes	—	(2)	—	—	(2)	—	(2)
Issuance of convertible notes	—	9	—	—	9	—	9
Equity based compensation expense	—	5	—	—	5	—	5
Noncontrolling interest dividends	—	—	—	—	—	(14)	(14)
Ending Balance at June 30, 2013	$97	$912	$(1,168)	$(927)	$(1,086)	$27	$(1,059)

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
In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, for the fiscal year ended September 30, 2013. The results of operations for the three and nine months ended June 30, 2014, are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30. The third quarter of fiscal years 2014 and 2013 ended on June 29, 2014 and June 30, 2013, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and June 30 are used consistently throughout this report to represent the fiscal year end and third quarter end, respectively.
2. Earnings per Share
Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share calculation includes the impact of dilutive common stock options, restricted stock, performance share awards, and convertible securities, if applicable.
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Basic average common shares outstanding	97.6	97.2	97.5	97.0
Impact of stock options	0.1	—	0.1	—
Impact of restricted shares	1.6	—	1.5	—
Impact of convertible notes	1.8	—	—	—
Diluted average common shares outstanding	101.1	97.2	99.1	97.0
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
The actual number of performance units that will vest will depend upon the company’s performance relative to the established M2016 goals for the three-year performance period of October 1, 2013 to September 30, 2016, measured at the end of the performance period. The number of potential performance units will depend on meeting the established M2016 goals at the following weights: 50% associated with achieving 10% Adjusted EBITDA margin, 25% associated with reducing net debt, including retirement benefit liabilities, by $400 million to less than $1.5 billion, and 25% associated with generating incremental booked revenue of $500 million per year (at run-rate). The number of shares that vest will be between 0% and 200% of the estimated grant date amount of 1.5 million shares. For the three and nine months ended June 30, 2014, compensation cost recognized related to the performance shares was $1 million and $2 million, respectively. Performance shares are excluded from the diluted earnings per share calculation for the three and nine months ended June 30, 2014 as the shares are contingent upon the satisfaction of certain conditions that have not been satisfied as of the respective reporting periods.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended June 30, 2014, 1.8 million shares were included in the computation of diluted earnings per share because the average share price exceeded the conversion price for the 7.875 percent convertible notes due 2026. For the three months ended June 30, 2013, and nine months ended June 30, 2014 and 2013, the average share price during each period did not exceed the conversion price.
For the three and nine months ended June 30, 2014, options to purchase 0.1 million and 0.4 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their exercise price exceeded the average market price for the periods and thus their inclusion would be anti-dilutive. For both the three and nine months ended June 30, 2013, options to purchase 0.5 million shares of common stock, were excluded from the computation of diluted earnings per share because their exercise price exceeded the average market price for the periods and thus their inclusion would be anti-dilutive.
The potential effects of restricted shares and share units were excluded from the diluted earnings per share calculation for the three and nine months ended June 30, 2013 because their inclusion in a loss from continuing operations period would reduce the loss per share from continuing operations attributable to common shareholders.
3. New Accounting Standards
Accounting standards implemented during fiscal year 2014
In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The company adopted this guidance at the beginning of its first quarter of fiscal year 2014 within Note 18.
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires that reclassification adjustments for items that are reclassified from accumulated other comprehensive income to net income be presented on the financial statements or in a note to the financial statements. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The company adopted this guidance at the beginning of its first quarter of fiscal year 2014 within Note 21.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 eliminates the option of presenting unrecognized tax benefits as a liability or as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward. An unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 with early adoption permitted. The company adopted this guidance at the beginning of its first quarter of fiscal year 2014. The adoption of ASU 2013-11 did not have a material effect on the company's consolidated statement of financial position, results of operations, or cash flows.
Accounting standards to be implemented
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. A strategic shift could include a disposal of: (1) a major geographical area of operations; (2) a major line of business; and (3) a major equity method investment. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. The company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2015 and is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 merges revenue recognition standards of the FASB and International Accounting Standards Board (IASB). The FASB and IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS) that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2016, and interim periods within those annual periods. The company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2017 and is currently evaluating the potential impact of this new guidance on its consolidated financial statements.
4. Discontinued Operations
Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Sales	$—	$—	$—	$—

Loss before income taxes	$(1)	$(1)	(3)	(6)
Benefit (provision) for income taxes	(1)	—	4	—
Income (loss) from discontinued operations attributable to Meritor, Inc.	$(2)	$(1)	$1	$(6)
     Pre-tax loss from discontinued operations for the three and nine months ended June 30, 2014 and 2013 was primarily due to environmental remediation costs. The benefit for income taxes for the nine months ended June 30, 2014 was primarily attributable to the expiration of the statue of limitations on certain tax contingencies of previously divested businesses.
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
A summary of the changes in the carrying value of goodwill by the company's two reportable segments are presented below (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Total
Beginning balance at September 30, 2013	$262	$172	$434
Foreign currency translation	3	2	5
Balance at June 30, 2014	$265	$174	$439

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Restructuring Costs
     At both June 30, 2014 and September 30, 2013, $9 million and $12 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. The changes in restructuring reserves for the nine months ended June 30, 2014 and 2013 are as follows (in millions):

	Employee Termination Benefits	Asset Impairment	Plant Shutdown & Other	Total
Beginning balance at September 30, 2013	$12	$—	$—	$12
Activity during the period:
Charges to continuing operations	3	—	—	3
Cash payments – continuing operations	(6)	—	—	(6)
Total restructuring reserves at June 30, 2014	9	—	—	9
Less: non-current restructuring reserves	(3)	—	—	(3)
Restructuring reserves – current, at June 30, 2014	$6	$—	$—	$6

Balance at September 30, 2012	$15	$—	$—	$15
Activity during the period:
Charges to continuing operations	18	1	10	29
Asset write-offs	—	(1)	—	(1)
Cash payments – continuing operations	(17)	—	—	(17)
Other	(1)	—	(1)	(2)
Total restructuring reserves at June 30, 2013	15	—	9	24
Less: non-current restructuring reserves	(3)	—	(7)	(10)
Restructuring reserves – current, at June 30, 2013	$12	$—	$2	$14

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

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
For the first nine months of fiscal year 2014, the company had approximately $181 million of net pre-tax income compared to a net pre-tax loss of $91 million in the first nine months of fiscal year 2013 in tax jurisdictions in which a tax expense (benefit) is not recorded. Income or losses arising from these jurisdictions resulted in an adjustment to the valuation allowance, rather than an adjustment to income tax expense.
Included in the net pre-tax income for the first nine months of fiscal year 2014 is $210 million of earnings on the antitrust lawsuit settlement with Eaton Corporation inclusive of the $20 million recovery of legal expenses (see Note 14), which was recorded in a jurisdiction with a valuation allowance. This income resulted in a $79 million decrease to the valuation allowance, rather than an increase to income tax expense.
8. Accounts Receivable Factoring & Securitization
     Off-balance sheet arrangements
Swedish Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo through one of its European subsidiaries. Under this arrangement, which was renewed on June 27, 2014 and terminates on June 28, 2015, the company can sell up to, at any point in time, €150 million ($204 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €103 million ($140 million) and €148 million ($199 million) of this accounts receivable factoring facility as of June 30, 2014 and September 30, 2013, respectively.
U.S. Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its subsidiaries. Under this arrangement, which was renewed on June 27, 2014 and terminates on October 29, 2015, the company can sell up to, at any point in time, €65 million ($89 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €61 million ($83 million) and €48 million ($65 million) of this accounts receivable factoring facility as of June 30, 2014 and September 30, 2013, respectively.
     The above facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through May 2015. The commitments are subject to standard terms and conditions for these types of arrangements.
     United Kingdom Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. Under this arrangement, which was renewed on January 24, 2013 and expires in February 2018, the company can sell up to, at any point in time, €25 million ($34 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €8 million ($11 million) and €7 million ($9 million) of this accounts receivable factoring facility as of June 30, 2014 and September 30, 2013, respectively. The agreement is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Italy Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement, which expires in June 2017, the company can sell up to, at any point in time, €30 million ($41 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €12 million ($16 million) and €10 million ($14 million) of this accounts receivable factoring facility as of June 30, 2014 and September 30, 2013, respectively. The agreement is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
Brazil Factoring Facility: The company entered into an arrangement to sell trade receivables from MAN and its subsidiaries. Under this arrangement, which began in October 2013 and was valid for invoices dated no later than March 31, 2014, the company could sell up to, at any point in time, R$100 million of eligible trade receivables. The receivables under this program were sold at face value and were excluded from the consolidated balance sheet. The company had no balance utilized on this accounts receivable factoring facility as of June 30, 2014, and the agreement has expired.
     In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. The amount of factored receivables excluded from accounts receivable was $23 million and $18 million at June 30, 2014 and September 30, 2013, respectively.
     Total costs associated with all of the off-balance sheet arrangements described above were $2 million in the three months ended June 30, 2014 and 2013, respectively, and $7 million and $5 million in the nine months ended June 30, 2014 and 2013, respectively, and are included in selling, general and administrative expenses in the consolidated statement of operations.
     On-balance sheet arrangements
The company has a $100 million U.S. accounts receivables securitization facility. On June 21, 2013, the company entered into a one-year extension of the facility expiration date, which after the amendment, expires on June 18, 2016. On October 11, 2013, the company entered into an amendment whereby Market Street Funding, LLC assigned its purchase commitment to PNC Bank National Association (PNC). This program is provided by PNC, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company's U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At June 30, 2014, no amounts, including letters of credit, were outstanding under this program. This program contains a financial covenant related to the company's priority-debt-to-EBITDA ratio, which is 2.00 to 1.00 as of the last day of the fiscal quarter throughout the remaining term of the agreement. At June 30, 2014, the company was in compliance with all covenants under its credit agreement (see Note 17).

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Operating Cash Flow
The reconciliation of net income (loss) to cash flows provided by (used for) operating activities is as follows (in millions):

	Nine Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$250	$(63)
Less: Income (loss) from discontinued operations, net of tax	1	(6)
Income (loss) from continuing operations	249	(57)
Adjustments to income (loss) from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	50	49
Restructuring costs	3	29
Loss on debt extinguishment	21	24
Equity in earnings of ZF Meritor	(190)	—
Equity in earnings of other affiliates	(28)	(34)
Pension and retiree medical expense	30	69
Other adjustments to income (loss) from continuing operations	7	4
Dividends received from affiliates	28	14
Pension and retiree medical contributions	(31)	(88)
Restructuring payments	(6)	(17)
Changes in off-balance sheet accounts receivable factoring	(27)	46
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations	4	(98)
Operating cash flows provided by (used for) continuing operations	110	(59)
Operating cash flows used for discontinued operations	(7)	(14)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$103	$(73)
10. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	June 30, 2014	September 30, 2013
Finished goods	$193	$184
Work in process	37	32
Raw materials, parts and supplies	211	198
Inventories	$441	$414

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Other Current Assets
     Other current assets are summarized as follows (in millions):

	June 30, 2014	September 30, 2013
Current deferred income tax assets	$23	$23
Asbestos-related recoveries (see Note 20)	12	12
Deposits and collateral	5	4
Prepaid and other	16	17
Other current assets	$56	$56
12. Net Property
     Net property is summarized as follows (in millions):

	June 30, 2014	September 30, 2013
Property at cost:
Land and land improvements	$35	$35
Buildings	243	239
Machinery and equipment	928	915
Company-owned tooling	157	152
Construction in progress	49	48
Total	1,412	1,389
Less: Accumulated depreciation	(1,001)	(972)
Net property	$411	$417
13. Other Assets
     Other assets are summarized as follows (in millions):

	June 30, 2014	September 30, 2013
Investment in ZF Meritor (see Note 14)	190	—
Investments in other non-consolidated joint ventures (see Note 14)	$107	$102
Asbestos-related recoveries (see Note 20)	59	59
Non-current deferred income tax assets, net	9	13
Unamortized debt issuance costs	32	32
Capitalized software costs, net	25	28
Prepaid pension costs	65	55
Other	29	46
Other assets	$516	$335
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

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At June 30, 2014, the company’s investment in the joint venture was $41 million representing the company’s maximum exposure to loss. This amount is included in investments in non-consolidated joint ventures in the table above.
14. INVESTMENTS IN NON-CONSOLIDATED JOINT VENTURES

The company’s non-consolidated joint ventures and related direct ownership interest are as follows:

	June 30, 2014	September 30, 2013
Meritor WABCO Vehicle Control Systems (Commercial Truck)	50%	50%
Master Sistemas Automotivos Ltda. (Commercial Truck)	49%	49%
ZF Meritor LLC (Commercial Truck)	50%	50%
Sistemas Automotrices de Mexico S.A. de C.V. (Commercial Truck)	50%	50%
Ege Fren Sanayii ve Ticaret A.S. (Commercial Truck)	49%	49%
Automotive Axles Limited (Industrial)	36%	36%
The company’s investments in non-consolidated joint ventures as of June 30, 2014 and September 30, 2013 are $297 million and $102 million, respectively.
In June 2014, ZF Meritor LLC (“ZF Meritor”), a joint venture between ZF Friedrichshafen AG, and Meritor Transmission LLC (“Meritor Transmission”), entered into a settlement agreement with Eaton Corporation (“Eaton”) relating to an antitrust lawsuit filed in 2006. Pursuant to the terms of the settlement agreement, Eaton agreed to pay $500 million to ZF Meritor. In July 2014, ZF Meritor received proceeds of $400 million net of attorney's contingency fees. In July 2014, the company received proceeds of $210 million based on the company's ownership interest in ZF Meritor including recovery of current and prior years attorney expenses paid by Meritor. ZF Meritor and Meritor Transmission have agreed to dismiss all pending antitrust litigation with Eaton. ZF Meritor did not have any operating activity or assets other than the receivable related to the settlement with Eaton.
The company's pre-tax share of the settlement was $210 million ($209 million after-tax), of which $190 million was recognized as equity in earnings of ZF Meritor and $20 million for the recovery of legal expenses from ZF Meritor was recognized as a reduction of selling, general and administrative expenses in the consolidated statement of operations. In July 2014, ZF Meritor reimbursed the company $20 million for the recovery of current and prior year legal expenses. We recognized the recovery in SG&A as the historical incurrence of these costs was included in SG&A in the consolidated statement of operations in prior periods.
15. Other Current Liabilities
     Other current liabilities are summarized as follows (in millions):

	June 30, 2014	September 30, 2013
Compensation and benefits	$149	$141
Income taxes	12	8
Taxes other than income taxes	51	47
Accrued interest	14	16
Product warranties	23	20
Restructuring (see Note 6)	6	9
Asbestos-related liabilities (see Note 20)	18	18
Indemnity obligations (see Note 20)	12	12
Other	66	68
Other current liabilities	$351	$339

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The company records estimated product warranty costs at the time of shipment of products to customers. Warranty reserves are primarily based on factors that include past claims experience, sales history, product manufacturing and engineering changes and industry developments. Liabilities for product recall campaigns are recorded at the time the company’s obligation is probable and can be reasonably estimated. Policy repair actions to maintain customer relationship are recorded as other liabilities at the time an obligation is probable and can be reasonably estimated. Product warranties, including recall campaigns, not expected to be paid within one year are recorded as a non-current liability.
A summary of the changes in product warranties is as follows (in millions):

	Nine Months Ended June 30,
	2014	2013
Total product warranties – beginning of period	$57	$44
Accruals for product warranties(1)	14	24
Payments	(18)	(13)
Change in estimates and other	3	1
Total product warranties – end of period	56	56
Less: Non-current product warranties	(33)	(36)
Product warranties – current	$23	$20
(1) Includes a $12 million specific warranty contingency related to a non-safety, product performance issue recognized during the quarter ended June 30, 2013 (see Note 20).
16. Other Liabilities
Other liabilities are summarized as follows (in millions):

	June 30, 2014	September 30, 2013
Asbestos-related liabilities (see Note 20)	$96	$96
Restructuring (see Note 6)	3	3
Non-current deferred income tax liabilities	104	100
Liabilities for uncertain tax positions	11	17
Product warranties (see Note 15)	33	37
Environmental	8	11
Indemnity obligations	20	26
Other	44	45
Other liabilities	$319	$335

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. Long-Term Debt
     Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	June 30, 2014	September 30, 2013
8.125 percent notes due 2015	$84	$84
10.625 percent notes due 2018 (net of issuance discount of $3)	—	247
4.625 percent convertible notes due 2026 (1)	55	55
4.0 percent convertible notes due 2027 (1)	200	200
7.875 percent convertible notes due 2026 (net of issuance discount of $21 and $23, respectively) (1)	229	227
6.75 percent notes due 2021 (2)	275	275
6.25 percent notes due 2024 (2)	225	—
Term loan	—	45
Capital lease obligation	28	28
Export financing arrangements	32	18
Unamortized gain on interest rate swap termination	1	2
Unamortized discount on convertible notes	(38)	(43)
Subtotal	1,091	1,138
Less: current maturities	(5)	(13)
Long-term debt	$1,086	$1,125
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
The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of the company's priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 as of the last day of the fiscal quarter throughout the term of the agreement. At June 30, 2014, the company was in compliance with all covenants under the revolving credit facility with a ratio of approximately 0.39x for the priority debt-to-EBITDA covenant.
Availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At June 30, 2014, the revolving credit facility was collateralized by approximately $651 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company's current corporate credit rating for senior secured facilities. At June 30, 2014, the margin over LIBOR rate was 350 basis points, and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 250 basis points.
Certain of the company's subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the notes outstanding under the company's indentures (see Note 23).

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

No borrowings were outstanding under the revolving credit facility at June 30, 2014 and September 30, 2013. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At June 30, 2014 and September 30, 2013, there were no letters of credit outstanding under the revolving credit facility.
Term Loan
On February 13, 2014, the company repaid the outstanding balance on the term loan of $41 million and recognized a $2 million loss on the repayment associated with unamortized debt issuance costs.
Debt Securities
In February 2012, the company filed a shelf registration statement with the Securities and Exchange Commission, which was amended in November 2012, registering up to $750 million of debt and/or equity securities that may be offered in one or more series on terms to be determined at the time of sale. The amount remaining at June 30, 2014 is $250 million.
Issuance of Debt Securities - 2024 Notes
On February 13, 2014, the company completed an offering of debt securities consisting of the issuance of $225 million of 10-year, 6.25 percent notes due February 15, 2024 (the "2024 Notes"). The offering and sale were made pursuant to the company's shelf registration statement. The 2024 Notes were issued under the company's indenture dated as of April 1, 1998, as supplemented. The 2024 Notes were issued at 100 percent of their principal amount. The proceeds from the sale of the 2024 Notes were $225 million and were primarily used to redeem the company’s previously outstanding $250 million 10.625 percent notes due 2018.
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

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Issuance of Debt Securities - 2021 Notes
On May 31, 2013, the company completed an offering of debt securities consisting of the issuance of $275 million of 8-year, 6.75 percent notes due June 15, 2021 (the "2021 Notes"). The offering and sale were made pursuant to the company's shelf registration statement. The 2021 Notes were issued under the company's indenture dated as of April 1, 1998, as supplemented. The 2021 Notes were issued at 100 percent of their principal amount. The proceeds from the sale of the 2021 Notes were $275 million and were primarily used to complete a cash tender offer for $167 million of the company’s previously outstanding $250 million 8.125 percent notes due 2015.
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
Repurchase of Debt Securities
On March 15, 2014, the company exercised a call option on its 10.625 percent notes due March 15, 2018. The notes were redeemed at 105.313 percent of their principal amount. The repurchase of $250 million of 10.625 percent notes was accounted for as an extinguishment of debt and, accordingly, the company recognized a net loss on debt extinguishment of $19 million, which consist of $6 million of unamortized discount and deferred issuance costs, and $13 million of premium. The net loss on debt extinguishment is included in interest expense, net in the consolidated statement of operations.
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

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital Leases
On March 20, 2012, the company entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, the company can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any point in time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, the company can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. As of June 30, 2014 and September 30, 2013, the company had $14 million and $15 million, respectively, outstanding under this capital lease arrangement. In addition, the company had another $14 million and $13 million, respectively, outstanding through other capital lease arrangements at June 30, 2014 and September 30, 2013.
Letter of Credit Facilities
On February 21, 2014, the company entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million through December 19, 2015. From December 20, 2015 through March 19, 2019 the aggregate availability is $25 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. There were $26 million and $27 million of letters of credit outstanding under this facility at June 30, 2014 and September 30, 2013, respectively. In addition, the company had another $9 million of letters of credit outstanding through other letter of credit facilities at June 30, 2014 and September 30, 2013.
Export financing arrangements
The company entered into a number of export financing arrangements through its Brazilian subsidiary during fiscal years 2013 and 2014.  The export financing arrangements are issued under an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs.  The arrangements bear interest at 5.5 percent and have maturity dates in 2016 and 2017. There were $32 million  and $18 million outstanding under these arrangements at June 30, 2014 and September 30, 2013, respectively.
18. Financial Instruments
Fair values of financial instruments are summarized as follows (in millions):

	June 30, 2014		September 30, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$303	$303	$318	$318
Short-term debt	5	5	13	13
Long-term debt	1,086	1,351	1,125	1,266
Foreign exchange forward contracts (liability)	—	—	1	1
Short-term foreign currency option contracts	1	1	—	—
Long-term foreign currency option contracts	1	1	—	—

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	June 30, 2014			September 30, 2013
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Asset
Foreign exchange forward contract	—	—	—	—	—	—
Derivative Liabilities
Foreign exchange forward contract	—	—	—	1	—	1

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
Fair value of financial instruments by the valuation hierarchy at June 30, 2014 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$303	$—	$—
Short-term debt	—	—	5
Long-term debt	—	1,296	55
Short-term foreign currency option contracts	—	—	1
Long-term foreign currency option contracts	—	—	1
Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents at June 30, 2014 or September 30, 2013.
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
Foreign currency option contracts — The company uses foreign currency option contracts on expected future purchases tied to the Indian Rupee due to increasing foreign currency exchange risk. The contracts were entered into during April 2014 with effective dates beginning at the start of fiscal year 2015 and mature at the end of fiscal year 2016. The fair value of foreign currency option contracts is based on a third-party proprietary model which incorporates inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates, and time element utilizing market rates with similar quality and maturity characteristics. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19. Retirement Benefit Liabilities
     Retirement benefit liabilities consisted of the following (in millions):

	June 30, 2014	September 30, 2013
Retiree medical liability	$504	$513
Pension liability	386	396
Other	19	25
Subtotal	909	934
Less: current portion (included in compensation and benefits, Note 15)	(48)	(48)
Retirement benefits	$861	$886
The components of net periodic pension and retiree medical expense included in continuing operations for the three months ended June 30 are as follows (in millions):

	2014		2013
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$1	$—	$1	$—
Interest cost	19	6	21	6
Assumed return on plan assets	(26)	—	(29)	—
Amortization of prior service costs	—	(2)	—	(2)
Recognized actuarial loss	6	6	7	7
Settlement charge	—	—	36	—
Total expense	$—	$10	$36	$11
The components of net periodic pension and retiree medical expense included in continuing operations for the nine months ended June 30 are as follows (in millions):

	2014		2013
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$1	$—	$2	$1
Interest cost	59	19	64	16
Assumed return on plan assets	(78)	—	(86)	—
Amortization of prior service costs	—	(6)	—	(6)
Recognized actuarial loss	18	17	20	20
Settlement charge	—	—	38	—
Total expense	$—	$30	$38	$31

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

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

U.S. Plan Lump-sum Actions: In June 2013, the company amended its U.S. Retirement Plan to allow all terminated vested participants with an accrued benefit of $5,000 or less to receive a full lump-sum distribution of their benefit. The lump-sum amount was rolled into an individual retirement account for those participants that have an accrued benefit of $1,000 to $5,000 who do not make an affirmative election to receive their benefits. For those participants with an accrued benefit of less than $1,000, the benefits were automatically distributed to the participant.

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
     The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at June 30, 2014 to be approximately $18 million, of which $2 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.
     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at June 30, 2014 to be approximately $38 million, of which $17 million is probable and recorded as a liability.
     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 0.25 to 3 percent and is approximately $9 million at June 30, 2014. The undiscounted estimate of these costs is approximately $10 million.
     Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning balance at September 30, 2013	$2	$17	$19
Payments and other	—	(4)	(4)
Accruals	—	4	4
Balance at June 30, 2014	$2	$17	$19
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
Asbestos
     Maremont Corporation (“Maremont”), a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 5,800 and 5,400 pending asbestos-related claims at June 30, 2014 and September 30, 2013, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.
     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	June 30, 2014	September 30, 2013
Pending and future claims	$73	$73
Billed but unpaid claims	1	1
Asbestos-related liabilities	74	74
Asbestos-related insurance recoveries	58	58
A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities, with the majority of the amounts recorded in Other Assets and Liabilities (see Notes 11, 13, 15 and 16).
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

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Maremont's obligation for asbestos personal injury claims over the next ten years of $73 million to $80 million. Management recognized a liability of $73 million as of June 30, 2014 and September 30, 2013, as the probable liability for pending and future claims over the next ten years. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Historically, Maremont has recognized incremental insurance receivables associated with recoveries expected for asbestos-related liabilities as the estimate of asbestos-related liabilities for pending and future claim changes. Maremont currently expects to exhaust the limits of its settled insurance coverage prior to the end of the ten-year forecasted liability period. Maremont believes it has additional insurance coverage; however, certain carriers have disputed coverage under policies they issued (see "Recoveries" below). Because no insurance receivable is currently recognized for these policies in dispute, Maremont recognized a $9 million charge in the fourth quarter of fiscal year 2013 associated with its annual valuation of asbestos-related liabilities. If Maremont is unable to recognize recoveries from disputed policies, it is reasonably possible that the annual valuation could result in a charge to be recognized in the fourth quarter of fiscal year 2014.
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
Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The insurance receivable related to asbestos-related liabilities is $58 million as of June 30, 2014 and September 30, 2013. The receivable at June 30, 2014 is for coverage provided by two insurance carriers based on coverage in place agreements. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next ten years. Maremont maintained insurance coverage with other insurance carriers that management believes covers indemnity and defense costs. Maremont has incurred liabilities allocable to these policies but has not yet billed these insurance carriers, and no receivable has been recorded for disputed policies. During fiscal year 2013, Maremont reinitiated a lawsuit against these carriers, seeking a declaration of its rights to insurance for asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. The difference between the estimated liability and insurance receivable is primarily related to proceeds received from settled insurance policies and claims for which coverage under Maremont's insurance policies is in dispute with the insurer. Certain insurance policies have been settled in cash prior to the ultimate settlement of the related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables.
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

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Rockwell International (Rockwell) — ArvinMeritor, Inc. (AM), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. At June 30, 2014 and September 30, 2013, there were approximately 2,800 and 2,600, respectively, pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants. A significant portion of the claims do not identify any of Rockwell’s products or specify which of the claimants, if any, were exposed to asbestos attributable to Rockwell’s products, and past experience has shown that the vast majority of the claimants will likely never identify any of Rockwell’s products. Historically, AM has been dismissed from the vast majority of similar claims filed in the past with no payment to claimants. For those claimants who do show that they worked with Rockwell’s products, management nevertheless believes it has meritorious defenses, in substantial part due to the integrity of the products involved and the lack of any impairing medical condition on the part of many claimants. For these reasons, the company does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining asbestos-related liabilities.
     The Rockwell legacy asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	June 30, 2014	September 30, 2013
Pending and future claims	$40	$40
Asbestos-related insurance recoveries	13	13
The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. As of September 30, 2013, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Rockwell’s obligation for asbestos personal injury claims over the next ten years of $40 million to $45 million. Management recognized a liability of $40 million as of June 30, 2014 and September 30, 2013, as the probable liability for pending and future claims over the next ten years. The company is experiencing higher-than-expected defense costs in the first nine months of fiscal year 2014. Therefore, the next annual valuation at September 30, 2014 may result in an increased obligation estimate. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.
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

•
The company believes that the litigation environment may change significantly beyond ten years and that the reliability of estimates of future probable expenditures in connection with asbestos-related personal injury claims will likely decline for each year further in the future. As a result, estimating a probable liability beyond ten years is difficult and uncertain;

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

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The insurance receivable related to asbestos-related liabilities is $13 million at June 30, 2014 and September 30, 2013. Included in these amounts are insurance receivables of $9 million at June 30, 2014 and September 30, 2013 that are associated with policies in dispute. Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company shares these policies with two other nonrelated companies. The three companies have collectively initiated claims against certain of these carriers to enforce the insurance policies, which are in various stages of the litigation process. Rockwell expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. The amounts recognized for policies in dispute are based on consultation with advisors, status of settlement negotiations with certain insurers, expected rights of the nonrelated companies, and underlying analysis performed by management. The remaining un-disputed receivable recognized is related to coverage provided by one carrier based on an insurance agreement in place. If the assumptions with respect to the estimation period, nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.
Indemnifications
In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At June 30, 2014 and September 30, 2013, the remaining estimated liability for this matter was approximately $15 million and $17 million, respectively.
     The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration.
On January 3, 2011, the company completed the sale of its Body Systems business. The sale agreement contains certain customary representations, warranties and covenants of the seller and the purchaser. The agreement also includes provisions governing post-closing indemnities between the seller and the purchaser for losses arising from specified events. At June 30, 2014 and September 30, 2013 the company has recognized estimates for such indemnities, primarily related to income tax matters, of $2 million and $3 million, respectively. This amount is included in other liabilities in the accompanying condensed consolidated balance sheet.
In connection with the sale of its interest in Meritor Suspension Systems Company in October 2009, the company provided certain indemnifications to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company's estimated exposure under these indemnities at June 30, 2014 and September 30, 2013 is approximately $8 million and $11 million, respectively, and is included in other current liabilities and other liabilities in the condensed consolidated balance sheet.
The company is not aware of any other claims or other information that would give rise to material payments under such indemnifications.
Other
As a result of performing ongoing product conformance testing in the ordinary course of business, the company identified a non-safety related, potential product performance issue arising from a defective supplier component. During fiscal year 2013, the company notified all major customers and initiated a sampling campaign. Management estimated the total costs the company could incur for a full campaign to be in the range of $12 million to $20 million, of which $12 million was recorded as a specific warranty contingency reserve (see Note 15). In the fourth quarter of fiscal 2013, the company received $5 million of non-cash cost recovery from the component supplier. As of June 30, 2014, no field failures were identified during the sampling campaign, and only minor defects were found in a small number of components tested. The company is currently working with customers to determine the appropriate next steps. If a full campaign is determined to be unnecessary, the estimated cost the company could incur for this non-safety related, potential product performance issue would be reduced significantly.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The company is evaluating certain sale transactions to determine if value added tax was required to be remitted to certain tax jurisdictions for the tax years 2007 through 2012. The company's estimated reasonably possible exposure for this matter is $6 million to $9 million. The company recorded approximately $6 million as its estimate of the probable liability at June 30, 2014 and September 30, 2013.
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
21. Accumulated Other Comprehensive Loss (AOCL)
     AOCL and the changes in AOCL by components, net of tax are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at September 30, 2013	$61	$(792)	$(3)	$(734)
Other comprehensive income before reclassification	8	2	2	12
Amounts reclassified from accumulated other comprehensive loss - net of tax	—	29	—	29
Net current-period other comprehensive income	$8	$31	$2	$41
Balance at June 30, 2014	$69	$(761)	$(1)	$(693)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(6)	(a)
Actuarial losses	35	(a)
	29	Total before tax
	—	Tax (benefit) expense
	29	Net of tax

Total reclassifications for the period	$29	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 19 for additional details).

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
(Unaudited)

      The company has two reportable segments at June 30, 2014, as follows:

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
     Segment information is summarized as follows (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Eliminations	Total
Three Months Ended June 30, 2014
External Sales	$733	$253	$—	$986
Intersegment Sales	28	6	(34)	—
Total Sales	$761	259	$(34)	$986
Three Months Ended June 30, 2013
External Sales	$760	$233	$—	$993
Intersegment Sales	24	5	(29)	—
Total Sales	$784	238	$(29)	$993

	Commercial Truck & Industrial	Aftermarket & Trailer	Eliminations	Total
Nine Months Ended June 30, 2014
External Sales	$2,172	$683	$—	$2,855
Intersegment Sales	79	16	(95)	—
Total Sales	$2,251	$699	$(95)	$2,855
Nine Months Ended June 30, 2013
External Sales	$2,143	$649	$—	$2,792
Intersegment Sales	68	16	(84)	—
Total Sales	$2,211	$665	$(84)	$2,792

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Segment EBITDA:
Commercial Truck & Industrial	$55	$67	$165	$138
Aftermarket & Trailer	26	25	67	60
Segment EBITDA	81	92	232	198
Unallocated legacy and corporate costs, net (1)	(1)	(5)	(4)	(7)
Antitrust settlement with Eaton, net of tax (2)	208	—	208	—
Interest expense, net	(22)	(45)	(97)	(99)
Provision for income taxes	(11)	(1)	(30)	(18)
Depreciation and amortization	(17)	(16)	(50)	(49)
Noncontrolling interests	—	—	(4)	—
Loss on sale of receivables	(2)	(2)	(7)	(5)
Restructuring costs	—	(12)	(3)	(29)
Specific warranty contingency	—	(12)	—	(12)
Pension settlement loss	—	(36)	—	(36)
Income (loss) from continuing operations attributable to Meritor, Inc.	$236	$(37)	$245	$(57)

(1)
Unallocated legacy and corporate costs, net represents items that are not directly related to our business segments and primarily include pension and medical costs associated with sold business and other legacy costs for environmental and product liability.

(2)	Associated with the company's share of the antitrust settlement with Eaton less legal expenses incurred in fiscal year 2014.

Segment Assets:	June 30, 2014	September 30, 2013
Commercial Truck & Industrial	$2,027	$1,822
Aftermarket & Trailer	512	485
Total segment assets	2,539	2,307
Corporate(1)	544	568
Less: Accounts receivable sold under off-balance sheet factoring programs(2)	(273)	(305)
Total assets	$2,810	$2,570

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(2)
At June 30, 2014 and September 30, 2013 segment assets include $273 million and $305 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (See Note 8). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

23. Supplemental Guarantor Condensed Consolidating Financial Statements
Article 3-10 of Regulation S-X (S-X Rule 3-10) requires that separate financial information for issuers and guarantors of registered securities be filed in certain circumstances. Certain of the company's 100% owned subsidiaries, as defined in the credit agreement (the Guarantors), irrevocably and unconditionally guarantee amounts outstanding under the senior secured revolving credit facility. Similar subsidiary guarantees were provided for the benefit of the holders of the notes outstanding under the company's indentures (see Note 17).
Article 5-04 of Regulation S-X (S-X Rule 5-04) requires that condensed financial information of the registrant (parent) be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.
In lieu of providing separate audited financial statements for the parent and guarantors, the company has included the accompanying condensed consolidating financial statements as permitted by S-X Rules 3-10 and 5-04. These condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the parent's share of the subsidiary's cumulative results of operations, capital contributions and distribution and other equity changes. The Guarantors are combined in the condensed consolidated financial statements. Certain subsidiaries in China and India are restricted by law from transfer of cash by dividends, loans or advances to parent. As of June 30, 2014, the company’s proportionate share of net assets restricted from transfer by law was $54 million.

Index
MERITOR, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended June 30, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$385	$601	$—	$986
Subsidiaries	—	41	18	(59)	—
Total sales	—	426	619	(59)	986
Cost of sales	(14)	(360)	(548)	59	(863)
GROSS MARGIN	(14)	66	71	—	123
Selling, general and administrative	(28)	(4)	(22)	—	(54)
Other operating expense	—	—	(1)	—	(1)
OPERATING INCOME (LOSS)	(42)	62	48	—	68
Other income (loss), net	13	(6)	(7)	—	—
Equity in earnings of ZF Meritor	—	190	—	—	190
Equity in earnings of other affiliates	—	9	2	—	11
Interest income (expense), net	(31)	11	(2)	—	(22)
INCOME (LOSS) BEFORE INCOME TAXES	(60)	266	41	—	247
Provision for income taxes	(1)	(1)	(9)	—	(11)
Equity income from continuing operations of subsidiaries	297	28	—	(325)	—
INCOME FROM CONTINUING OPERATIONS	236	293	32	(325)	236
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2)	(2)	(2)	4	(2)
NET INCOME	234	291	30	(321)	234
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$234	$291	$30	$(321)	$234

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$234	$291	$30	$(321)	$234
Other comprehensive income (loss)	19	(10)	19	(9)	19
Total comprehensive income	253	281	49	(330)	253
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income attributable to Meritor, Inc.	$253	$281	$49	$(330)	$253

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

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income (loss)	$(38)	$43	$—	$(43)	$(38)
Other comprehensive income (loss)	(2)	7	(14)	—	(9)
Total comprehensive income (loss)	(40)	50	(14)	(43)	(47)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to Meritor, Inc.	$(40)	$50	$(13)	$(43)	$(46)

Index
MERITOR, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,051	$1,804	$—	$2,855
Subsidiaries	—	108	48	(156)	—
Total sales	—	1,159	1,852	(156)	2,855
Cost of sales	(40)	(992)	(1,637)	156	(2,513)
GROSS MARGIN	(40)	167	215	—	342
Selling, general and administrative	(68)	(49)	(62)	—	(179)
Restructuring costs	(1)	—	(2)	—	(3)
Other operating expense	—	(1)	(1)	—	(2)
OPERATING INCOME (LOSS)	(109)	117	150	—	158
Other income (loss), net	52	(14)	(38)	—	—
Equity in earnings of ZF Meritor	—	190	—	—	190
Equity in earnings of other affiliates	—	21	7	—	28
Interest income (expense), net	(119)	28	(6)	—	(97)
INCOME (LOSS) BEFORE INCOME TAXES	(176)	342	113	—	279
Provision for income taxes	(1)	(3)	(26)	—	(30)
Equity income from continuing operations of subsidiaries	422	72	—	(494)	—
INCOME FROM CONTINUING OPERATIONS	245	411	87	(494)	249
INCOME FROM DISCONTINUED OPERATIONS, net of tax	1	1	1	(2)	1
NET INCOME	246	412	88	(496)	250
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$246	$412	$84	$(496)	$246

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$246	$412	$88	$(496)	$250
Other comprehensive income	41	—	19	(19)	41
Total comprehensive income	287	412	107	(515)	291
Less: Comprehensive income attributable to noncontrolling interests	—	—	(4)	—	(4)
Comprehensive income attributable to Meritor, Inc.	$287	$412	$103	$(515)	$287

Index
MERITOR, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
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

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income (loss)	$(63)	$117	$26	$(143)	$(63)
Other comprehensive income (loss)	(1)	6	(17)	—	(12)
Total comprehensive income (loss)	(64)	123	9	(143)	(75)
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to Meritor, Inc.	$(64)	$123	$9	$(143)	$(75)

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	June 30, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$43	$7	$253	$—	$303
Receivables trade and other, net	1	44	599	—	644
Inventories	—	171	270	—	441
Other current assets	6	17	33	—	56
TOTAL CURRENT ASSETS	50	239	1,155	—	1,444
NET PROPERTY	11	145	255	—	411
GOODWILL	—	278	161	—	439
OTHER ASSETS	76	331	109	—	516
INVESTMENTS IN SUBSIDIARIES	2,165	219	—	(2,384)	—
TOTAL ASSETS	$2,302	$1,212	$1,680	$(2,384)	$2,810
CURRENT LIABILITIES:
Short-term debt	$—	$4	$1	$—	$5
Accounts and notes payable	53	215	447	—	715
Other current liabilities	117	73	161	—	351
TOTAL CURRENT LIABILITIES	170	292	609	—	1,071
LONG-TERM DEBT	1,032	11	43	—	1,086
RETIREMENT BENEFITS	751	—	110	—	861
INTERCOMPANY PAYABLE (RECEIVABLE)	843	(1,522)	679	—	—
OTHER LIABILITIES	64	200	55	—	319
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(558)	2,231	153	(2,384)	(558)
NONCONTROLLING INTERESTS	—	—	31	—	31
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,302	$1,212	$1,680	$(2,384)	$2,810

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(5)	$20	$88	$—	$103
INVESTING ACTIVITIES
Capital expenditures	(2)	(17)	(20)	—	(39)
Net investing cash flows provided by discontinued operations	—	—	3	—	3
CASH USED FOR INVESTING ACTIVITIES	(2)	(17)	(17)	—	(36)
FINANCING ACTIVITIES
Repayment of notes and term loan	(308)	—	—	—	(308)
Proceeds from debt issuance	225	—	—	—	225
Debt issuance costs	(9)	—	—	—	(9)
Intercompany advances	(2)	—	2	—	—
Other financing activities	—	(2)	12	—	10
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(94)	(2)	14	—	(82)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	—	—	—
CHANGE IN CASH AND CASH EQUIVALENTS	(101)	1	85	—	(15)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	144	6	168	—	318
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43	$7	$253	$—	$303

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(9)	$9	$(73)	$—	$(73)
INVESTING ACTIVITIES
Capital expenditures	(2)	(12)	(17)	—	(31)
Other investing activities	—	1	—	—	1
Net investing cash flows provided by discontinued operations	—	3	3	—	6
CASH USED FOR INVESTING ACTIVITIES	(2)	(8)	(14)	—	(24)
FINANCING ACTIVITIES
Repayments of notes and term loan	(427)	—	—	—	(427)
Proceeds from debt issuance	500	—	—	—	500
Debt issuance costs	(12)	—	—	—	(12)
Intercompany advances	5	—	(5)	—	—
Other financing activities	—	1	9	—	10
CASH PROVIDED BY FINANCING ACTIVITIES	66	1	4	—	71
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(3)	—	(3)
CHANGE IN CASH AND CASH EQUIVALENTS	55	2	(86)	—	(29)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	91	3	163	—	257
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$146	$5	$77	$—	$228

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As of June 30, 2014 and September 30, 2013, parent only obligations included $780 million and $805 million of pension and retiree medical benefits, respectively, (see Note 19). All debt is debt of the parent other than $59 million and $45 million at June 30, 2014 and September 30, 2013, respectively, (see Note 17) and is primarily related to capital lease obligations and lines of credit. Cash dividends paid to the parent by subsidiaries and investments accounted for by the equity method were $5 million and $54 million for the nine months ended June 30, 2014 and 2013, respectively.

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
3rd Quarter Fiscal Year 2014 results
Our sales for the third quarter of fiscal year 2014 were $986 million, a slight decrease compared to $993 million in the prior year. The decrease was primarily due to lower commercial truck production in South America and the continued step down in the company’s revenue from the Family of Medium Tactical Vehicles (FMTV) program. The decrease in revenue was partially offset by an increase in North America commercial truck production and higher revenue from our Aftermarket & Trailer segment. Net income from continuing operations attributable to the company in the third quarter of fiscal year 2014 was $236 million, or $2.33 per diluted share, compared to a loss from continuing operations of $37 million, or $0.38 per diluted share, in the prior year. Net income attributable to the company for the third quarter of fiscal year 2014 was $234 million compared to a net loss of $38 million in the prior year. In the third quarter of fiscal year 2014, we recognized $209 million (after-tax) as our share of the proceeds recognized by our joint venture, ZF Meritor LLC ("ZF Meritor") associated with the antitrust settlement with Eaton Corporation ("Eaton"). Our net loss from continuing operations and net loss for the third quarter ended June 30, 2013 included a $36 million Canadian pension settlement loss ($27 million, after-tax) and a $19 million loss on debt extinguishment.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the third quarter of fiscal year 2014 was $80 million compared to $87 million in the prior year. Our Adjusted EBITDA margin in the third quarter of fiscal year 2014 was 8.1 percent compared to 8.8 percent in the same period a year ago. Total Adjusted EBITDA and Adjusted EBITDA margin decreased compared to the prior year primarily due to lower revenue and the unfavorable mix impact of lower sales in South America and our defense business year-over-year.
Cash flows provided by operating activities was $85 million in the third quarter of fiscal year 2014 compared to $36 million in the third quarter of the prior fiscal year. This improvement is primarily due to lower pension contributions and lower cash taxes.
Equity in Earnings of ZF Meritor
In June 2014, ZF Meritor, a joint venture between ZF Friedrichshafen AG, and Meritor Transmission LLC (“Meritor Transmission”), entered into a settlement agreement with Eaton relating to an antitrust lawsuit filed in 2006. Pursuant to the terms of the settlement agreement, Eaton agreed to pay $500 million to ZF Meritor. In July 2014, ZF Meritor received proceeds of $400 million net of attorney's contingency fees. In July 2014, we received proceeds of $210 million representing our share based on our ownership interest in ZF Meritor including a recovery of current and prior years attorney expenses paid by Meritor. ZF Meritor and Meritor Transmission have agreed to dismiss all pending antitrust litigation with Eaton. ZF Meritor does not have any operating activity or assets other than the receivable related to the settlement with Eaton.
Our pre-tax share of the settlement was $210 million ($209 million after-tax), of which $190 million was recognized as equity in earnings of ZF Meritor and $20 million for the recovery of legal expenses from ZF Meritor was recognized as a reduction of selling, general and administrative expenses in the consolidated statement of operations. We plan to use the proceeds from the settlement to primarily pre-fund mandatory pension contributions in our U.S. and U.K. pension plans.

MERITOR, INC.

     Trends and Uncertainties
     Production Volumes
     The following table reflects estimated commercial truck production volumes for selected original equipment markets for the three months ended June 30, 2014 and 2013 based on available sources and management’s estimates.

	Three Months Ended June 30,		Percent
	2014	2013	Change
Estimated Commercial Truck production (in thousands)
North America, Heavy-Duty Trucks	74	67	10%
North America, Medium-Duty Trucks	59	54	9%
Western Europe, Heavy- and Medium-Duty Trucks	91	95	(4)%
South America, Heavy- and Medium-Duty Trucks	42	53	(21)%

During fiscal year 2014, production volumes in North America increased compared to the levels experienced in fiscal year 2013 and we expect this to continue through the end of the fiscal year. We also expect production volumes in North America to be higher in the second half of fiscal year 2014 compared to the first half. Production volumes in South America decreased in the third quarter of fiscal year 2014 on a year-over-year basis resulting from continued economic uncertainty during fiscal year 2014, which we expect to continue through the end of the fiscal year. We are evaluating plans to manage our cost structure in South America to address the softening conditions.

In line with our expectations, in the first quarter of fiscal year 2014, production volumes in Europe ramped up in advance of the new commercial truck emission standard requirements. Although we expect volumes to be up year-over-year, we anticipate a decline in production for the last nine months of the year on a year-over-year basis. Production volumes in China are expected to increase slightly during fiscal year 2014 compared to low levels experienced in fiscal year 2013. We expect the market in India to be down another 5% in fiscal year 2014 given the current economic climate. There is no certainty as to if and when these volumes in the Asia-Pacific region will return to the levels previously experienced.

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

Other

We are currently in negotiations with Volvo (our largest global customer) regarding our contract covering axle supply in Europe and South America which is scheduled to expire in October 2014. In July 2014, we signed a non-binding memorandum of understanding with Volvo, agreeing to extend the Europe and South America axle supply agreement seven years through October 2021. We also agreed to extend our axle and driveline supply agreement in North America (which was scheduled to expire in fiscal year 2015) four years through 2019. We expect to execute the new long term agreements with Volvo prior to the expiration of the current contract, which is in October 2014.

We are performing a strategic review of certain remanufacturing product lines within our aftermarket business. Strategies that are being considered include retaining all of the operations as well as certain exit strategies that could result in a loss on disposal if an exit plan were adopted.

Industry-Wide Issues
Our business continues to address a number of other challenging industry-wide issues including the following:

•	Uncertainty around the global market outlook;

•	Volatility in price and availability of steel, components and other commodities;

•	Disruptions in the financial markets and their impact on the availability and cost of credit;

MERITOR, INC.

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

MERITOR, INC.

     Management believes Adjusted EBITDA and Adjusted income (loss) from continuing operations are meaningful measures of performance as they are commonly utilized by management and investors to analyze ongoing operating performance and entity valuation. Management and the investment community commonly use Adjusted EBITDA and Adjusted EBITDA margin, together with other measures, to measure operating performance in our industry. Further, management uses Adjusted EBITDA for planning and forecasting future periods. In addition, we use Segment EBITDA as the primary basis to evaluate the performance of each of our reportable segments. Management believes that Free cash flow is useful in analyzing our ability to service and repay debt.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Adjusted income (loss) from continuing operations	$28	$33	$61	$28
Antitrust settlement with Eaton, net of tax (1)	208	—	208	—
Loss on debt extinguishment	—	(19)	(21)	(19)
Restructuring costs, net of tax	—	(12)	(3)	(27)
Specific warranty contingency	—	(12)	—	(12)
Pension settlement loss, net of tax	—	(27)	—	(27)
Income (loss) from continuing operations	$236	$(37)	$245	$(57)

Adjusted diluted earnings (loss) per share from continuing operations	$0.28	$0.34	$0.62	$0.29
Impact of adjustments on diluted earnings (loss) per share	2.05	(0.72)	1.85	(0.87)
Diluted earnings (loss) per share from continuing operations	$2.33	$(0.38)	$2.47	$(0.58)

(1) Non-GAAP adjustment associated with our share of the antitrust settlement with Eaton less legal expenses incurred in fiscal year 2014.
Free cash flow is reconciled to cash flows used for operating activities below (in millions).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Cash provided by (used) for operating activities	$85	$36	$103	$(73)
Capital expenditures	(14)	(8)	(39)	(31)
Free cash flow	71	28	64	(104)
Adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. in “Results of Operations” below.

MERITOR, INC.

  Results of Operations
The following is a summary of our financial results is (in millions, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
SALES:
Commercial Truck & Industrial	$761	$784	$2,251	$2,211
Aftermarket & Trailer	259	238	699	665
Intersegment Sales	(34)	(29)	(95)	(84)
SALES	$986	$993	$2,855	$2,792
SEGMENT EBITDA:
Commercial Truck & Industrial	$55	$67	$165	$138
Aftermarket & Trailer	26	25	67	60
SEGMENT EBITDA	81	92	232	198
Unallocated legacy and corporate costs, net (1)	(1)	(5)	(4)	(7)
ADJUSTED EBITDA	80	87	228	191
Interest expense, net	(22)	(45)	(97)	(99)
Provision for income taxes	(11)	(1)	(30)	(18)
Depreciation and amortization	(17)	(16)	(50)	(49)
Noncontrolling interests	—	—	(4)	—
Loss on sale of receivables	(2)	(2)	(7)	(5)
Restructuring costs	—	(12)	(3)	(29)
Antitrust settlement with Eaton, net of tax (2)	208	—	208	—
Specific warranty contingency, net of supplier recovery	—	(12)	—	(12)
Pension settlement loss	—	(36)	—	(36)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS, attributable to Meritor, Inc.	$236	$(37)	$245	$(57)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax, attributable to Meritor, Inc.	(2)	(1)	1	(6)
NET INCOME (LOSS) attributable to Meritor, Inc.	$234	$(38)	$246	$(63)
DILUTED EARNINGS (LOSS) PER SHARE attributable to Meritor, Inc.
Continuing operations	$2.33	$(0.38)	$2.47	$(0.58)
Discontinued operations	(0.02)	(0.01)	0.01	(0.07)
Diluted earnings (loss) per share	$2.31	$(0.39)	$2.48	$(0.65)
DILUTED AVERAGE COMMON SHARES OUTSTANDING	101.1	97.2	99.1	97.0

(1)
Unallocated legacy and corporate costs, net represent items that are not directly related to our business segments. These costs primarily include pension and retiree medical costs associated with recently sold businesses and other legacy costs for environmental and product liability.

(2)	Non-GAAP adjustment associated with our share of the antitrust settlement with Eaton less legal expenses incurred in fiscal year 2014.

MERITOR, INC.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
   Sales
The following table reflects total company and business segment sales for the three months ended June 30, 2014 and 2013. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales (in millions).

	Three months Ended				Dollar Change Due To
	June 30,		Dollar	%		Volume /
	2014	2013	Change	Change	Currency	Other
Sales:
Commercial Truck & Industrial	$761	$784	$(23)	(3)%	$(4)	$(19)
Aftermarket & Trailer	259	238	21	9%	2	19
Intersegment Sales	(34)	(29)	(5)	(17)%	(5)	—
TOTAL SALES	$986	$993	$(7)	(1)%	$(7)	$—
     Commercial Truck & Industrial sales were $761 million in the third quarter of fiscal year 2014, down 3 percent compared to the third quarter of fiscal year 2013. The decrease was primarily due to lower commercial truck production in South America and lower defense revenue, partially offset by higher commercial truck sales in North America.
     Aftermarket & Trailer sales were $259 million in the third quarter of fiscal year 2014, up 9 percent compared to the third quarter of fiscal year 2013. The increase was primarily due to higher revenue across all parts of the segment.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended June 30, 2014 was $863 million compared to $884 million in the prior year, representing a decrease of 2 percent. Total cost of sales was approximately 88 percent and 89 percent of sales for the three month periods ended June 30, 2014 and 2013, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the third quarter of fiscal year 2014 compared to the same quarter in the prior year (in millions):

Cost of Sales
Three months ended June 30, 2013	$884
Volume, mix and other, net	(19)
Foreign exchange	(2)
Three months ended June 30, 2014	$863
     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Higher material costs	$11
Lower labor and overhead costs	(17)
Other, net	(15)
Total change in costs of sales	$(21)
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended June 30, 2014 increased $11 million compared to the same period in the prior year primarily due to the unfavorable mix impact of higher revenue in North America and lower revenue in South America and our defense business year-over-year. In addition, lower cost from material cost performance programs partially offset the unfavorable mix impact.

MERITOR, INC.

Labor and overhead costs decreased $17 million compared to the same period in the prior year primarily as a result of savings from labor cost reduction programs and lower revenue.
Other, net decreased by $15 million compared to the same period in the prior year. The decrease was primarily due to the $12 million specific warranty contingency charge related to a non-safety, product performance issue recognized during the the third quarter of fiscal year 2013.
Gross margin for the three months ended June 30, 2014 was $123 million compared to $109 million in the same period last year. Gross margin, as a percentage of sales, was 12.5 percent and 11.0 percent for the three months ended June 30, 2014 and 2013, respectively. This improvement in gross margin percentage was primarily due to a $12 million specific warranty contingency charge related to a non-safety, product performance issue recorded in the prior year.
Other Income Statement Items
     Selling, general and administrative expenses for the three months ended June 30, 2014 and 2013 are summarized as follows (in millions):

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(2)	(0.2)%	$(2)	(0.2)%	$—	0 pts
Short and long-term variable compensation	(11)	(1.1)%	(7)	(0.7)%	4	0.4 pts
Legal fee recovery from the Eaton settlement	20	2.0%	—	—%	(20)	(2.0) pts
Executive severance	—	—%	(4)	(0.4)%	(4)	(0.4) pts
All other SG&A	(61)	(6.2)%	(54)	(5.4)%	7	0.8 pts
Total SG&A	$(54)	(5.5)%	$(67)	(6.7)%	$(13)	(1.2) pts
      In the third quarter of fiscal year 2014, as a result of the settlement with Eaton, ZF Meritor agreed to reimburse the company $20 million for the recovery of current and prior period legal expenses. We recognized the recovery in SG&A as the historical incurrence of these costs was included in SG&A in the consolidated statement of operations in prior periods. All other SG&A represents normal selling, general and administrative expense and increased year over year primarily due to an increase in asbestos-related legal expenses.
Pension settlement loss of $36 million was recognized during the third quarter of fiscal year 2013. The loss is associated with the settlement of certain Canadian pension plans.
Restructuring costs of $12 million were recorded during the three months ended June 30, 2013. These costs primarily related to employee severance and lease termination costs related to our Commercial Truck & Industrial segment.
     Operating income (loss) for the third quarter of fiscal year 2014 was $68 million, compared to an operating loss of $6 million in the prior year. Key items affecting operating income (loss) are discussed above.
     Equity in earnings of ZF Meritor was $190 million in the third quarter of fiscal year 2014 related to our share of the earnings on the antitrust settlement with Eaton.
Equity in earnings of other affiliates was $11 million in the third quarter of fiscal year 2014, compared to $15 million in the same period in the prior year. The decrease was primarily due to the sale of our ownership interest in the Suspensys joint venture in the fourth quarter of fiscal year 2013.
     Interest expense, net for the third quarter of fiscal year 2014 was $22 million, compared to $45 million in the prior year. During the third quarter ended June 30, 2013, we repurchased $167 million of the $250 million 8.125% notes due 2015. We recognized a $19 million loss on debt extinguishment associated with the repurchase. The remainder of the decrease in interest expense was due to the redemption of the 10.625% notes due 2018 and the issuance of 6.25% notes due 2024 in the second quarter of fiscal year 2014.
    Provision for income taxes was $11 million in the third quarter of fiscal year 2014 compared to $1 million in the same period in the prior year. The increase to tax expense was primarily attributable to a $9 million tax benefit received on the Canadian pension settlement charge in the prior year.

MERITOR, INC.

Income (Loss) from continuing operations (before noncontrolling interests) for the third quarter of fiscal year 2014 was $236 million compared to a loss of $37 million in the prior year. The reasons for the improvement are discussed above.
     Loss from discontinued operations, net of tax was $2 million for the three months ended June 30, 2014 compared to $1 million in the same period in the prior year. Loss for discontinued operations for the three months ended June 30, 2014 and 2013 were primarily due to environmental remediation costs.
     Net income (loss) attributable to Meritor, Inc. was $234 million for the third quarter of fiscal year 2014 compared to a loss of $38 million in the third quarter of fiscal year 2013. The various factors affecting net income (loss) are discussed above.
Segment EBITDA and EBITDA Margins
Segment EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, noncontrolling interests in consolidated joint ventures, loss on sale of receivables, restructuring expense, and asset impairment charges. We use Segment EBITDA as the primary basis for the CODM to evaluate the performance of each of our reportable segments.
     The following table reflects Segment EBITDA and Segment EBITDA margins for the three months ended June 30, 2014 and 2013 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	June 30,			June 30,
	2014	2013	$ Change	2014	2013	Change
Commercial Truck & Industrial	$55	$67	$(12)	7.2%	8.5%	(1.3) pts
Aftermarket & Trailer	26	25	1	10.0%	10.5%	(0.5) pts
Segment EBITDA	$81	$92	$(11)	8.2%	9.3%	(1.1) pts
     Significant items impacting year-over-year Segment EBITDA include the following:

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA– Quarter ended June 30, 2013	$67	$25	$92
Lower earnings from other affiliates	(2)	(2)	(4)
Foreign exchange - transaction and translation	(5)	1	(4)
Volume, mix, pricing and other, net	(5)	2	(3)
Segment EBITDA – Quarter ended June 30, 2014	$55	$26	$81

Commercial Truck & Industrial Segment EBITDA was $55 million in the third quarter of fiscal year 2014, down $12 million compared to the same period in the prior year. Segment EBITDA margin decreased to 7.2 percent compared to 8.5 percent in the prior year. Lower revenue and the unfavorable mix impact of lower sales in South America and our defense business drove the lower Segment EBITDA and Segment EBITDA margin year-over-year.
     Aftermarket & Trailer Segment EBITDA was $26 million in the third quarter of fiscal year 2014 and $25 million in the third quarter of fiscal year 2013. Segment EBITDA margin decreased to 10.0 percent compared to 10.5 percent in the prior year. The loss of earnings associated with the company’s ownership interest in Suspensys, which was sold in the fourth quarter of fiscal year 2013, offset the benefit of higher revenue.

MERITOR, INC.

Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013
   Sales
The following table reflects total company and business segment sales for the nine months ended June 30, 2014 and 2013. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales (in millions).

	Nine Months Ended				Dollar Change Due To
	June 30,		Dollar	%		Volume /
	2014	2013	Change	Change	Currency	Other
Sales:
Commercial Truck & Industrial	$2,251	$2,211	$40	2%	$(40)	$80
Aftermarket & Trailer	699	665	34	5%	5	29
Intersegment Sales	(95)	(84)	(11)	(13)%	(10)	(1)
TOTAL SALES	$2,855	$2,792	$63	2%	$(45)	$108
     Commercial Truck & Industrial sales were $2,251 million in the first nine months of fiscal year 2014, up 2 percent compared to the first nine months of fiscal year 2013, reflecting higher production primarily in our North America truck market partially offset by the step-down in our FMTV program. North American industry-wide production volumes for heavy-duty trucks increased 10% percent in the third quarter of fiscal year 2014 as compared to the same period a year ago. In addition, we experienced higher sales in Europe year to date primarily driven by sales in advance of Europe's implementation of the new commercial truck emission standards in January 2014. Although sales in South America increased slightly in the first six months compared to the prior year, they declined in the third quarter of fiscal year 2014 compared to the prior year due to macro-economic conditions in the region and are down slightly year to date. Furthermore, the effects of foreign currency exchange rates, primarily the Brazilian real, decreased sales by $40 million compared to the first nine months of fiscal year 2013, as the U.S. dollar strengthened compared to the prior year beginning in the fourth quarter of fiscal year 2013.
     Aftermarket & Trailer sales were $699 million in the first nine months of fiscal year 2014, up 5 percent compared to the first nine months of fiscal year 2013. The increase was primarily due to higher revenue across all parts of the segment.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the nine months ended June 30, 2014 was $2,513 million compared to $2,505 million in the prior year. The slight increase in costs of sales is primarily due to higher sales volumes which is discussed above. Total cost of sales was approximately 88 percent and 90 percent of sales for the nine month periods ended June 30, 2014 and 2013, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the first nine months of fiscal year 2014 compared to the same period in the prior year (in millions):

Cost of Sales
Nine months ended June 30, 2013	$2,505
Volume, mix and other, net	38
Foreign exchange	(30)
Nine months ended June 30, 2014	$2,513
     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Higher material costs	$30
Lower labor and overhead costs	(2)
Other, net	(20)
Total change in costs of sales	$8

MERITOR, INC.

Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the nine months ended June 30, 2014 increased $30 million compared to the same period in the prior year primarily as a result of higher volume partially offset by cost savings as part of our material cost performance programs.
     Labor and overhead costs decreased by $2 million compared to the same period in the prior year primarily as a result of savings associated with the labor cost reduction programs.
Other, net decreased by $20 million compared to the same period in the prior year. The decrease was primarily due to the $12 million specific warranty contingency charge related to a non-safety, product performance issue recognized during the third quarter of fiscal year 2013.
     Gross margin for the nine months ended June 30, 2014 was $342 million compared to $287 million in the same period last year. Gross margin, as a percentage of sales, was 12.0 percent and 10.3 percent for the nine months ended June 30, 2014 and 2013, respectively. This improvement in gross margin percentage was primarily driven by net material, labor and burden cost reductions and the $12 million specific warranty contingency charge related to a non-safety, product performance issue recorded in the prior year.
Other Income Statement Items
     Selling, general and administrative expenses for the nine months ended June 30, 2014 and 2013 are summarized as follows (in millions):

	Nine Months Ended		Nine Months Ended
	June 30, 2014		June 30, 2013		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(7)	(0.3)%	$(5)	(0.2)%	$2	0.1 pts
Short and long-term variable compensation	(25)	(0.9)%	(18)	(0.6)%	7	0.3 pts
Legal fee recovery from the Eaton settlement	20	0.7%	—	—%	(20)	(0.7) pts
Executive severance	—	—%	(4)	(0.1)%	(4)	(0.1) pts
Long-term liability reduction	5	0.2%	—	—%	(5)	(0.2) pts
All other SG&A	(172)	(6.0)%	(167)	(6.0)%	5	0 pts
Total SG&A	$(179)	(6.3)%	$(194)	(6.9)%	$(15)	(0.6) pts
In the third quarter of fiscal year 2014, as a result of the settlement with Eaton, ZF Meritor agreed to reimburse the company $20 million for the recovery of current and prior period legal expenses. We recognized the recovery in SG&A, as the historical incurrence of these costs were included in SG&A in the consolidated statement of operations in prior periods. All other SG&A represents normal selling, general and administrative expense and remained relatively flat year-over-year as a percentage of sales.
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
     Restructuring costs of $3 million were recorded during the nine months ended June 30, 2014 compared to $29 million a year ago. Our Commercial Truck & Industrial segment recognized the majority of the restructuring costs in the first nine months of fiscal year 2014 primarily related to employee severance costs. Our Commercial Truck & Industrial segment recognized $20 million of restructuring costs in the first nine months of fiscal year 2013 primarily related to employee severance costs and a lease termination. Our Aftermarket & Trailer segment recognized $6 million of restructuring costs during the first nine months of fiscal year 2013 primarily related to the employee severance costs. In addition, we recognized $3 million of restructuring costs at our corporate location associated with our segment reorganization in 2013.
     Operating income for the first nine months of fiscal year 2014 was $158 million, compared to $26 million in the prior year. Key items impacting operating income are discussed above.
     Equity in earnings of ZF Meritor was $190 million in the first nine months of fiscal year 2014 related to our share of the earnings on the antitrust settlement with Eaton.

MERITOR, INC.

Equity in earnings of other affiliates was $28 million in the first nine months of fiscal year 2014, compared to $34 million in the same period in the prior year. The decrease was primarily due to the sale of our ownership interest in the Suspensys joint venture in the fourth quarter of fiscal year 2013.
     Interest expense, net for the first nine months of fiscal year 2014 was $97 million, compared to $99 million in the prior year. During the second quarter ended March 31, 2014, we exercised a call option to redeem $250 million of our 10.625% notes due 2018 at a premium of 5.313 percent of the principal amount. We recognized a $19 million loss on extinguishment associated with the redemption which consisted of $6 million of unamortized discount and deferred issuance costs and $13 million of premium. We also repaid the outstanding term loan balance of $41 million during the same period and recognized a $2 million loss on the repayment associated with unamortized debt issuance costs.
During the first quarter of fiscal year 2013, which ended December 31, 2012, we repurchased approximately $245 million of $300 million principal amount of our 4.625% notes due 2026. We recognized a $5 million loss on debt extinguishment associated with the repurchase. During the third quarter ended June 30, 2013, we repurchased $167 million of the $250 million 8.125% notes due 2015. We recognized a $19 million loss on debt extinguishment associated with the repurchase.
Excluding the impact of the debt extinguishments, interest expense increased during the first nine months of fiscal year 2014 due to additional interest costs associated with the debt securities issued during fiscal year 2013.
     Provision for income taxes was $30 million in the first nine months of fiscal year 2014 compared to $18 million in the first nine months of fiscal year 2013. The increase to tax expense for the nine months ended June 30, 2014 was primarily attributable to a $9 million tax benefit received on the Canadian pension settlement charge in the prior year.
Income from continuing operations (before noncontrolling interests) for the first nine months of fiscal year 2014 was $249 million compared to a loss of $57 million, in the prior year. The reasons for the improvement are discussed above.
     Income (loss) from discontinued operations, net of tax was a gain of $1 million in the first nine months of fiscal year 2014, compared to a loss of $6 million in the same period a year ago. Income from discontinued operations for the nine months ended June 30, 2014 primarily related to tax benefits for previously divested businesses. Loss from discontinued operations for the nine months ended June 30, 2013 related to environmental remediation costs.
     Net income (loss) attributable to Meritor, Inc. was $246 million for the first nine months of fiscal year 2014 compared to a loss of $63 million in the first nine months of fiscal year 2013. Various factors impacting net income are previously discussed.
Segment EBITDA and EBITDA Margins
     The following table reflects Segment EBITDA and Segment EBITDA margins for the nine months ended June 30, 2014 and 2013 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	June 30,			June 30,
	2014	2013	$ Change	2014	2013	Change
Commercial Truck & Industrial	$165	$138	$27	7.3%	6.2%	1.1 pts
Aftermarket & Trailer	67	60	7	9.6%	9.0%	0.6 pts
Segment EBITDA	$232	$198	$34	8.1%	7.1%	1.0 pts
     Significant items impacting year-over-year Segment EBITDA include the following:

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA– Nine months ended June 30, 2013	$138	$60	$198
Lower earnings from other affiliates	(1)	(5)	(6)
Foreign exchange - transaction and translation	(15)	3	(12)
Volume, mix, pricing and other, net	43	9	52
Segment EBITDA – Nine months ended June 30, 2014	$165	$67	$232

MERITOR, INC.

Commercial Truck & Industrial Segment EBITDA was $165 million in the first nine months of fiscal year 2014, up $27 million compared to the same period in the prior year. Segment EBITDA margin increased to 7.3 percent compared to 6.2 percent in the prior year. The increase in Segment EBITDA and EBITDA margin reflects higher commercial vehicle sales in North America and Europe and reductions in material and other costs, which more than offset the impact of the step down in our defense business revenue and the unfavorable impact of the depreciation of the Brazilian reais.
     Aftermarket & Trailer Segment EBITDA was $67 million in the first nine months of fiscal year 2014, up $7 million compared to the same period in the prior year. Segment EBITDA margin increased to 9.6 percent compared to 9.0 percent in the prior year. The increase in Segment EBITDA margin was primarily due to higher sales of our core aftermarket products, pricing actions, and lower material and other costs, which more than offset the loss of earnings associated with the divestiture of our 50 percent interest in Suspensys during the fourth quarter of fiscal year 2013.
Financial Condition
Cash Flows (in millions)

	Nine Months Ended June 30,
	2014	2013
OPERATING CASH FLOWS
Income (loss) from continuing operations	$249	$(57)
Depreciation and amortization	50	49
Restructuring costs	3	29
Loss on debt extinguishment	21	24
Equity in earnings of ZF Meritor	(190)	—
Equity in earnings of other affiliates	(28)	(34)
Pension and retiree medical expense	30	69
Dividends received from equity method investments	28	14
Pension and retiree medical contributions	(31)	(88)
Restructuring payments	(6)	(17)
Increase in working capital	(9)	(128)
Changes in off-balance sheet accounts receivable factoring	(27)	46
Other, net	20	34
Cash flows provided by (used for) continuing operations	110	(59)
Cash flows used for discontinued operations	(7)	(14)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	103	(73)
     Cash provided by operating activities for the first nine months of fiscal year 2014 was $103 million compared to cash used for operating activities of $73 million in the same period of fiscal year 2013. The improvement is primarily due to lower pension contributions and lower working capital during fiscal year 2014.

	Nine Months Ended June 30,
	2014	2013
INVESTING CASH FLOWS
Capital expenditures	$(39)	$(31)
Other investing activities	—	1
Net investing cash flows provided by discontinued operations	3	6
CASH USED FOR INVESTING ACTIVITIES	$(36)	$(24)
     Cash used for investing activities was $36 million in the first nine months of fiscal year 2014 compared to $24 million in the same period a year ago primarily as a result of more cash used for capital expenditures during fiscal year 2014.

MERITOR, INC.

	Nine Months Ended June 30,
	2014	2013
FINANCING CASH FLOWS
Repayment of notes and term loan	(308)	(427)
Proceeds from debt issuance	225	500
Debt issuance costs	(9)	(12)
Other financing activities	10	10
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$(82)	$71
     Cash used for financing activities was $82 million for the first nine months of fiscal year 2014 compared to cash provided by financing activities of $71 million for the same period a year ago. In the second quarter of fiscal year 2014, we issued $225 million of 6.25 percent senior unsecured notes due in 2024. Net proceeds from the issuance of these notes were used along with available cash to retire the $250 million of 10.625 percent notes due in 2018 at a premium of $13 million. The outstanding term loan balance of $45 million was paid in the first six months of fiscal year 2014.
In the nine months ended June 30, 2013, we issued debt securities generating aggregate proceeds of $500 million. We used the proceeds to repurchase $167 million of our $250 million 8.125% notes due in 2015 and to retire a portion of our outstanding 4.625% convertible senior notes due 2026 as well as for general corporate purposes.
Liquidity
Our outstanding debt, net of discounts where applicable, is summarized as follows (in millions).

	June 30,	September 30,
	2014	2013
Fixed-rate debt securities	$584	$606
Fixed-rate convertible notes	484	482
Term loan	—	45
Other borrowings	60	46
Unamortized gain on interest rate swap termination	1	2
Unamortized discount on convertible notes	(38)	(43)
Total debt	$1,091	$1,138
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
     In February 2012, we filed a shelf registration statement with the Securities and Exchange Commission, which was amended in November 2012, registering up to $750 million of debt and/or equity securities that may be offered in one or more series on terms to be determined at the time of sale. The amount remaining at June 30, 2014 is $250 million.
     We believe our current financing arrangements provide us with the financial flexibility required to maintain our operations and fund future growth, including actions required to improve our market share and further diversify our global operations, through the term of our revolving credit facility, which matures in February 2019.

MERITOR, INC.

     Sources of liquidity as of June 30, 2014, in addition to cash on hand, are as follows:

	Total Facility Size	Unused as of 06/30/14	Current Expiration
On-balance sheet arrangements:
Revolving credit facility(1)	$499	$499	February 2019 (1)
Committed U.S. accounts receivable securitization(2)	100	100	June 2016
Total on-balance sheet arrangements	599	599

Swedish Factoring Facility(2)	204	64	June 2015
U.S. Factoring Facility(2)	89	6	October 2015
U.K. Factoring Facility(2)	34	23	February 2018
Italy Factoring Facility(2)	41	25	June 2017
Other uncommitted factoring facilities(2)	27	4	Various
Letter of credit facility	30	4	March 2019
Total off-balance sheet arrangements	425	126
Total available sources	$1,024	$725

(1)
The availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant as discussed under “Revolving Credit Facility” below. On February 13, 2014, we entered into an agreement to amend and extend the revolving credit facility through February 2019. See further discussion below under “Revolving Credit Facility”.

(2)	Availability subject to adequate eligible accounts receivable available for sale.
Cash and Liquidity Needs – Our cash and liquidity needs have been affected by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At June 30, 2014, we had $303 million in cash and cash equivalents.
     Our availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant, as defined in the agreement, which may limit our borrowings under the agreement as of each quarter end. As long as we are in compliance with those covenants as of the quarter end, we have full availability (up to the amount of collateral under the collateral test) under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At June 30, 2014, the company was in compliance with all covenants under its credit agreement (see Note 17).
Debt Repurchase Program - On January 23, 2014, the Offering Committee of our Board of Directors approved a repurchase program for up to $100 million of any of our public debt securities (including without limitation convertible debt securities) from time to time through open market purchases or privately negotiated transactions or otherwise, until December 15, 2014.

MERITOR, INC.

Issuance of 2024 Notes - On February 13, 2014, we completed a public offering of debt securities consisting of the issuance of $225 million 10-year, 6.25 percent notes due February 15, 2024 (the "2024 Notes"). The 2024 Notes were offered and sold pursuant to our shelf registration statement. The proceeds from the sale of the 2024 Notes, net of fees, were $221 million and, together with cash on hand, were used to repurchase $250 million of the company's outstanding 10.625 percent notes due 2018. The 2024 Notes constitute senior unsecured obligations of the company and rank equally in right of payment with its existing and future senior unsecured indebtedness, and effectively junior to existing and future secured indebtedness to the extent of the security therefor. They are guaranteed on a senior unsecured basis by each of the company's subsidiaries from time to time guaranteeing the senior secured credit facility. Prior to February 15, 2017, the company may redeem up to 35 percent of the aggregate principal amount of the 2024 Notes issued on the initial issue date with the net cash proceeds of certain public sales of common stock at a redemption price equal to 106.25 percent of the principal amount of the 2024 Notes to be redeemed, plus accrued and unpaid interest, if any, on the 2024 Notes to be redeemed so long as at least 65 percent of the aggregate principal amount of 2024 Notes originally issued remains outstanding after each such redemption and notice of any such redemption is mailed within 90 days of any such sale of common stock. Prior to February 15, 2019, the company may redeem up to 100 percent of the aggregate principal amount of the 2024 Notes issued on the initial issue date at a redemption price equal to the sum of 100% of principal amount of the 2024 Notes to be redeemed, plus the applicable premium as of the redemption date on the 2024 Notes to be redeemed, plus accrued and unpaid interest, if any. On or after February 15, 2019, 2020, 2021, and 2022 the company has the option to redeem the 2024 Notes, in whole or in part, at the redemption price of 103.125 percent, 102.083 percent, 101.042 percent, and 100.000 percent, respectively.
 If a Change of Control (as defined in the indenture under which the 2024 Notes were issued) occurs, unless the company has exercised its right to redeem the securities, each holder of the 2024 Notes may require the company to repurchase some or all of such holder's securities at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest.
Issuance of 2021 Notes - On May 31, 2013, we completed a public offering of debt securities consisting of the issuance of $275 million 8-year, 6.75 percent notes due June 15, 2021 (the "2021 Notes"). The 2021 Notes were offered and sold pursuant to our shelf registration statement. The proceeds from the sale of the notes, net of fees, were $269 million and were primarily used to repurchase $167 million of the company's outstanding $250 million 8.125 percent notes due 2015. The 2021 Notes constitute senior unsecured obligations of the company and rank equally in right of payment with its existing and future senior unsecured indebtedness, and effectively junior to existing and future secured indebtedness to the extent of the security therefor. They are guaranteed on a senior unsecured basis by each of the company's subsidiaries from time to time guaranteeing the senior secured credit facility. Prior to June 15, 2016, the company may redeem up to 35 percent of the aggregate principal amount of the 2021 Notes issued on the initial issue date with the net cash proceeds of certain public sales of common stock at a redemption price equal to 106.75 percent of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, if any, on the 2021 Notes to be redeemed. On or after June 15, 2016, 2017, 2018, and 2019 the company has the option to redeem the 2021 Notes, in whole or in part, at the redemption price of 105.063 percent, 103.375 percent, 101.688 percent, and 100.000 percent, respectively.
 If a Change of Control (as defined in the indenture under which the 2021 Notes were issued) occurs, unless the company has exercised its right to redeem the securities, each holder of the 2021 Notes may require the company to repurchase some or all of such holder's securities at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest.
Redemption of 2018 Notes - On March 15, 2014, we exercised a call option on our 10.625 percent notes due March 15, 2018. These notes were redeemed at 105.313 percent of their principal amount. The repurchase of our $250 million 10.625 percent notes was accounted for as an extinguishment of debt and, accordingly, we recognized a net loss on debt extinguishment of $19 million, which consisted of $6 million of unamortized discount and deferred issuance costs, and $13 million of premium. The net loss on debt extinguishment is included in interest expense, net in the consolidated statement of operations.
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

MERITOR, INC.

No borrowings were outstanding under the revolving credit facility at June 30, 2014 and September 30, 2013. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. No letters of credit were outstanding on June 30, 2014 and September 30, 2013. At certain times during any given month, we could draw on our revolving credit facility to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay borrowing under the facility. Accordingly, during any given month, we may draw down on this facility in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
  The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 throughout the term of the agreement. At June 30, 2014, we were in compliance with all covenants under the revolving credit facility with a ratio of approximately 0.39x for the priority debt-to-EBITDA covenant.
     Availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At June 30, 2014, the revolving credit facility was collateralized by approximately $651 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating for the senior secured facilities. At June 30, 2014, the margin over LIBOR rate was 350 basis points, and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 250 basis points.
Certain of the company's subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company's indentures (see Note 17 to the consolidated financial statements).
Term Loan – On February 13, 2014 we also repaid the outstanding balance on the term loan of $41 million and recognized a $2 million loss on the repayment associated with unamortized debt issuance cost.
U.S. Securitization Program – We have a $100 million U.S. accounts receivables securitization facility. On June 21, 2013 the company entered into a one-year extension of the facility expiration date to June 18, 2016. On October 11, 2013, the company entered into an amendment whereby Market Street Funding, LLC assigned its purchase commitment to PNC Bank, National Association (PNC). This program is provided by PNC, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At both June 30, 2014 and September 30, 2013, no amounts, including letters of credit, were outstanding under this program. This program contains a financial covenant related to our priority-debt-to-EBITDA ratio, which is 2.00 to 1.00 as of the last day of the fiscal quarter throughout the remaining term of the agreement. In addition, this securitization program contains a cross default to our revolving credit facility. At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
Capital Leases – On March 20, 2012, we entered into an arrangement to finance equipment acquisitions at our various U.S. locations. Under this arrangement, we can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any point in time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, we can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. As of June 30, 2014 and September 30, 2013, we had $14 million and $15 million, respectively, outstanding under this capital lease arrangement. In addition, we had another $14 million and $13 million, respectively, outstanding through other capital lease arrangements at June 30, 2014 and September 30, 2013.

MERITOR, INC.

Export financing arrangements - We entered into a number of export financing arrangements through our Brazilian subsidiary during fiscal years 2013 and 2014.  The export financing arrangements are issued under an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs.  The arrangements bear interest at 5.5 percent and have maturity dates in 2016 and 2017. There were $32 million  and $18 million outstanding under these arrangements  at June 30, 2014 and September 30, 2013, respectively.
Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount were to exceed $35 million per bank. As of June 30, 2014 and September 30, 2013, we had $38 million and $21 million, respectively, outstanding under this program at more than one bank. As of June 30, 2014 and September 30, 2013, amounts outstanding did not exceed $35 million per bank.
Credit Ratings – At June 30, 2014, Standard & Poor’s corporate credit rating, senior secured credit rating, and senior unsecured credit rating for our company are B, BB- and B-, respectively. Moody’s Investors Service corporate credit rating, senior secured credit rating, and senior unsecured credit rating for our company are B2, Ba2 and B3, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
Off-Balance Sheet Arrangements
     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at June 30, 2014, of approximately $273 million, of which $223 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $50 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, unused amounts and expiration dates for each of these programs are shown in the table above under "Overview."
The Swedish and U.S. factoring facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through May 2015. Commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in case of the U.K. and Italy agreements, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).
     Letter of Credit Facilities – On February 21, 2014 we amended and restated our credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, we have the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million through December 19, 2015. From December 20, 2015 through March 19, 2019 the aggregate availability is $25 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. At June 30, 2014 and September 30, 2013, we had $26 million and $27 million, respectively, of letters of credit outstanding under this facility. In addition, we had another $9 million of letters of credit outstanding through other letter of credit facilities at each of June 30, 2014 and September 30, 2013.

Contingencies
Contingencies related to environmental, asbestos and other matters are discussed in Note 20 of the Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.

New Accounting Pronouncements
Accounting standards implemented during fiscal year 2014
In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We adopted this guidance at the beginning of our first quarter of fiscal year 2014 within Note 18.
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires that reclassification adjustments for items that are reclassified from accumulated other comprehensive income to net income be presented on the financial statements or in a note to the financial statements. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 We adopted this guidance at the beginning of our first quarter of fiscal year 2014 within Note 21.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 eliminates the option of presenting unrecognized tax benefits as a liability or as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward. An unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 with early adoption permitted. We adopted this guidance at the beginning of our first quarter of fiscal year 2014. The adoption of ASU 2013-11 did not effect our consolidated statement of financial position, results of operations, or cash flows.
Accounting standards to be implemented
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. A strategic shift could include a disposal of: (1) a major geographical area of operations; (2) a major line of business; and (3) a major equity method investment. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. We plan to implement this standard in the first quarter of our fiscal year beginning October 1, 2015 and are currently evaluating the potential impact of this new guidance on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 merges revenue recognition standards of the FASB and IASB. The FASB and IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2016, and interim periods within those annual periods. We plan to implement this standard in the first quarter of our fiscal year beginning October 1, 2017 and are currently evaluating the potential impact of this new guidance on our consolidated financial statements.

MERITOR, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our debt.
     As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For the third quarter of fiscal year 2014, our reported financial results were adversely affected by the appreciation of the U.S. dollar against the change in foreign currencies relative to the prior year.
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
Due to increasing foreign currency exchange risk associated with purchasing economics limited to the Indian Rupee, we entered into foreign currency option contracts on expected future purchases tied to the Indian Rupee. The contracts were entered into during April 2014 with effective dates beginning at the start of fiscal year 2015 through the end of fiscal year 2016. Changes in fair value associated with these contracts will be recorded in cost of sales.
     We generally have not hedged against our foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies. However, in the fourth quarter of fiscal years 2011 and 2010, due to the volatility of the Brazilian Real as compared to the U.S. dollar, we entered into foreign currency option contracts to reduce volatility in the translation of Brazilian real earnings to U.S. dollars. Gains and losses on these option contracts were recorded in other income (expense), net, in the consolidated statement of operations, generally reducing the exposure to translation volatility during a full-year period. There were no option contracts outstanding at June 30, 2014.
Interest rate risk relates to the gain/increase or loss/decrease we could incur in our debt balances and interest expense associated with changes in interest rates. To manage this risk, we enter into interest rate swaps from time to time to economically convert portions of our fixed-rate debt into floating rate exposure, ensuring that the sensitivity of the economic value of debt falls within our corporate risk tolerances. It is our policy not to enter into derivative instruments for speculative purposes, and therefore, we hold no derivative instruments for trading purposes. In the fourth quarter of fiscal year 2012, we entered into a four-year interest rate swap arrangement whereby we converted the variable interest rate on our term-loan expressed as LIBOR-rate into a variable interest rate based on U.S. federal funds rate. In February 2014, we repaid the outstanding balance on the term loan and then subsequently terminated the interest rate swap arrangement.
Included below is a sensitivity analysis to measure the potential gain (loss) in the fair value of financial instruments with exposure to market risk. The model assumes a 10 percent hypothetical change (increase or decrease) in exchange rates and instantaneous, parallel shifts of 50 basis points in interest rates.

MERITOR, INC.

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase (Decrease) in
Foreign Currency Sensitivity:
Forward contracts in USD	$(0.5)	$0.5	Fair Value
Forward contracts in Euro	(0.9)	0.9	Fair Value
Foreign currency denominated debt (1)	4.4	(4.4)	Fair Value
Foreign currency option contracts in USD	(0.7)	3.1	Fair Value
Foreign currency option contracts in Euro	(0.6)	2.2	Fair Value
	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase (Decrease) in
Interest Rate Sensitivity:
Debt - fixed rate(2)	$(46.8)	$49.2	Fair Value
Debt – variable rate	—	—	Cash flow
Interest rate swaps	—	—	Fair Value

(1)
Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

At June 30, 2014, a 10% decrease in quoted currency exchange rates would result in a potential loss of approximately $4 million in foreign currency denominated debt.

(2)
At June 30, 2014, the fair value of outstanding debt was approximately $1,356 million. A 50 basis points decrease in quoted interest rates would result in an increase in the fair value of fixed rate debt by approximately $49 million.

MERITOR, INC.

Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
On October 5, 2006, Meritor Transmission LLC and ZF Meritor LLC, a joint venture between a Meritor, Inc. subsidiary and ZF Friedrichshafen AG, filed a lawsuit against Eaton Corporation in the United States District Court for the District of Delaware, alleging that Eaton had engaged in exclusionary, anticompetitive conduct in the markets for heavy-duty truck transmissions, in violation of the U.S. antitrust laws, and seeking an injunction prohibiting Eaton from engaging in such anticompetitive conduct and monetary damages. On October 8, 2009, the jury found that Eaton engaged in conduct that violated the Sherman and Clayton antitrust acts in the sale and marketing of heavy-duty truck transmissions. The jury did not address the amount of damages. The district court denied Eaton’s motion to overturn the jury verdict on March 10, 2011, awarded ZF Meritor zero dollars in damages on August 4, 2011, and issued a limited injunction, stayed pending appeal, against Eaton on August 19, 2011. The jury verdict, the district court’s October 20, 2009 entry of judgment on the verdict, and other district court orders became the subject of consolidated appeals before the Third Circuit Court of Appeals. On June 26, 2012, the Third Circuit heard oral argument on the appeals. On September 28, 2012, the Third Circuit issued an opinion affirming that sufficient evidence supported the jury’s finding that Eaton had engaged in anticompetitive conduct that injured Meritor Transmission and ZF Meritor. Further, the Circuit Court reversed the district court’s order denying Meritor Transmission and ZF Meritor the opportunity to present certain evidence concerning damages and remanded the case to the district court for further proceedings on damages. On October 26, 2012, the Third Circuit denied an Eaton petition for rehearing on the appeals. On February 25, 2013, Eaton petitioned the United States Supreme Court for a writ of certiorari seeking review of the Third Circuit’s judgment. The Supreme Court denied Eaton’s petition on April 29, 2013. After remand to the district court, the parties filed additional pretrial motions.  The Court denied Eaton’s renewed motion to exclude ZF Meritor and Meritor Transmission’s damages expert and set a trial date for the damages phase of trial for June 23, 2014 in Wilmington, Delaware.  On April 22, 2014, Eaton filed a motion for partial summary judgment regarding Plaintiffs’ damages calculations.  The Court denied that motion on June 5, 2014. On June 20, 2014, Meritor Transmission and Meritor ZF reached a settlement with Eaton, whereby Eaton agreed to pay $500 million to ZF Meritor in exchange for dismissal of the lawsuit. On July 16, 2014, Meritor received its share of the proceeds, in the amount of $210 million, which included reimbursement of $20 million of legal expenses incurred by Meritor in pursuing the legal proceedings.
On July 10, 2014, Sistemas Automotrices de Mexico, S.A. de C.V. (“Sisamex”) filed a complaint against Meritor Heavy Vehicle Systems, LLC (“Meritor”) in the Northern District of Illinois (“Sisamex Action”) (14 Civ. 5289), seeking, among other relief, a declaration of Sisamex’s exclusive right to manufacture certain products and the components thereof for sale in Mexico.  Sisamex is a Mexican joint venture company the shareholders of which are Meritor and Quimmco, S.A. de C.V. (“Quimmco”).  The Sisamex Action was assigned to Judge Rebecca R. Pallmeyer.  On July 13, 2014, Meritor filed a complaint against Sisamex and Quimmco in the Northern District of Illinois (“Meritor Action”) (14 Civ. 5319), seeking, among other relief, a declaration that Sisamex may not manufacture without Meritor’s consent the components at issue in the Sisamex Action and that Sisamex must instead purchase those components from Meritor.  The Meritor Action was assigned to Judge Charles P. Kocoras. On July 17, 2014, Sisamex filed an amended complaint to correct a typographical error in its original complaint. On July 23, 2014, the parties to the Sisamex Action and Meritor Action filed a joint motion before Judge Pallmeyer seeking an order that the two Actions are related and that therefore the second-filed action (the Meritor Action) be reassigned from Judge Kocoras to Judge Pallmeyer.
Item 1A. Risk Factors
There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

MERITOR, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases
     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of Part II of this Report on Form 10-Q. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the third quarter of fiscal 2014.

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
Renewal of Swedish Factoring Facility. On June 27, 2014, the Receivables Purchase Agreement dated as of June 28, 2011 (the “Swedish Factoring Facility”) between a subsidiary of the company, Meritor HVS AB, and an affiliate of Nordea Bank AB known as Viking Asset Purchaser No 7 IC, an incorporated cell of Viking Global Finance ICC, an incorporated cell of a company incorporated under the laws of Jersey, as purchaser (“Viking”), and Citicorp Trustee Company Limited, as programme trustee (“Citicorp”), was renewed for an additional one-year term ending June 28, 2015. Except as so amended, the Swedish Factoring Facility continues to be as described in the company’s Current Reports on Form 8-K previously filed with the SEC.
Renewal of US Factoring Facility. On June 27, 2014, the Renewables Purchase Agreement dated as of October 29, 2010 (the “US Factoring Facility”) between Meritor Aftermarket USA, LLC, Meritor Heavy Vehicle Braking Systems (U.S.A.), LLC and Meritor Heavy Vehicle Systems, LLC, subsidiaries of the Company, and Viking and Citicorp, was extended for an additional one-year term ending October 29, 2015. Except as so amended, the US Factoring Facility continues to be as described in the company’s Current Reports on Form 8-K previously filed with the SEC.

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
10-a
Extension Letter dated June 27, 2014 relating to Receivables Purchase Agreement dated as of June 28, 2011 among Meritor HVS AB as sellers, Viking Asset Purchaser No 7 IC and Citicorp Trustee Company Limited.**

10-b
Amendment No. 2 dated September 28, 2011 to the Receivables Purchase Agreement dated as of October 29, 2010, as amended, between Meritor Aftermarket USA, LLC, Meritor Heavy Vehicle Braking Systems (U.S.A.), LLC, Meritor Heavy Vehicle Systems, LLC, as sellers, Viking Asset Purchaser No 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee.**

10-b-1
Amendment No. 5 dated June 27, 2014 to the Receivables Purchase Agreement dated as of October 29, 2010, as amended, between Meritor Aftermarket USA, LLC, Meritor Heavy Vehicle Braking Systems (U.S.A.), LLC, Meritor Heavy Vehicle Systems, LLC, as sellers, Viking Asset Purchaser No 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee.**

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

MERITOR, INC.

Date:	August 1, 2014	By:	/s/	Sandra J. Quick
Sandra J. Quick
Senior Vice President, General Counsel, and Secretary
(For the registrant)

Date:	August 1, 2014	By:	/s/	Kevin A. Nowlan
Kevin A. Nowlan
Senior Vice President and Chief Financial Officer