Form 10-K
period 2014-09-30
MERITOR INC
filed 2014-11-20
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 28, 2014
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
Yes [    ]       No [ X ]
     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on March 28, 2014 (the last business day of the most recently completed second fiscal quarter) was approximately $1,147,375,565
97,844,611 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on November 17, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information contained in the definitive Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on January 22, 2015 is incorporated by reference into Part III.

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

Meritor was incorporated in Indiana in 2000 in connection with the merger of Meritor Automotive, Inc. and Arvin Industries, Inc. As used in this Annual Report on Form 10-K, the terms "company," "Meritor," "we," "us" and "our" include Meritor, its consolidated subsidiaries and its predecessors unless the context indicates otherwise.

Meritor serves a broad range of customers worldwide, including medium- and heavy-duty truck OEMs, specialty vehicle manufacturers, certain aftermarkets, and trailer producers. Our total sales from continuing operations in fiscal year 2014 were approximately $3.8 billion. Our ten largest customers accounted for approximately 76 percent of fiscal year 2014 sales from continuing operations. Sales from operations outside the United States (U.S.) accounted for approximately 61 percent of total sales from continuing operations in fiscal year 2014. Our continuing operations also participated in 5 unconsolidated joint ventures, which we accounted for under the equity method of accounting and that generated revenues of approximately $1.3 billion in fiscal year 2014.

The company’s fiscal year ends on the Sunday nearest to September 30. Fiscal year 2014 ended on September 28, 2014, fiscal year 2013 ended on September 29, 2013 and fiscal year 2012 ended on September 30, 2012. All year and quarter references relate to our fiscal year and fiscal quarters unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end.

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
Sale of Mascot
On September 26, 2014, we completed the sale of our Mascot remanufacturing operations in Canada and the United States to an entity that will operate under the name Mascot Industries LLC. All other Meritor brake and trailer axle remanufacturing operations, as well as our distribution business, were not affected by the sale. Under the Mascot brand, we produced all makes remanufactured differentials, transmissions and steering gears. Genuine Meritor branded differentials and transmissions will continue to be available from Meritor. We incurred a loss on the sale of the Mascot business of $23 million, which includes severance and other disposal costs associated with the sale of the Mascot business in fiscal year 2014. The financial statements and financial information included in this Form 10-K have been recast to reflect our Mascot business as discontinued operations.
Restructuring Actions - South America Labor Reduction
On August 15, 2014, we announced a labor headcount reduction plan to manage our cost structure in South America to address softening economic conditions. As part of these actions, we expect to eliminate approximately 190 hourly and 20 salaried positions and incurred $7 million of restructuring costs, primarily severance benefits, in the Commercial Truck & Industrial segment.

Equity in Earnings of ZF Meritor
In June 2014, ZF Meritor LLC, a joint venture between ZF Friedrichshafen AG and our subsidiary, Meritor Transmission LLC (“Meritor Transmission”), entered into a settlement agreement with Eaton Corporation relating to an antitrust lawsuit filed by ZF Meritor in 2006. Pursuant to the terms of the settlement agreement, Eaton agreed to pay $500 million to ZF Meritor. In July 2014, ZF Meritor received proceeds of $400 million, net of attorney's contingency fees. In July 2014, we received proceeds of $210 million representing our share based on our ownership interest in ZF Meritor and including a recovery of current and prior years' attorney expenses paid by Meritor. ZF Meritor and Meritor Transmission agreed to dismiss all pending antitrust litigation with Eaton. ZF Meritor does not have any operating activities. Our pre-tax share of the settlement was $210 million ($209 million after-tax), of which $190 million was recognized as equity in earnings of ZF Meritor and $20 million for the recovery of legal expenses from ZF Meritor was recognized as a reduction of selling, general and administrative expenses in the consolidated statement of operations. The proceeds from the settlement were used primarily to pre-fund mandatory pension contributions in our U.S. and U.K. pension plans.

Our Business

Our reporting segments are as follows:

•
The Commercial Truck & Industrial segment supplies drivetrain systems and components, including axles, drivelines and braking and suspension systems, for medium- and heavy-duty trucks, off-highway, military, construction, bus and coach, fire and emergency and other applications in North America, South America, Europe and Asia-Pacific. This segment also includes the company's aftermarket businesses in Asia-Pacific and South America; and

•
The Aftermarket & Trailer segment supplies axles, brakes, drivelines, suspension parts and other replacement and remanufactured parts to commercial vehicle aftermarket customers in North America and Europe. This segment also supplies a wide variety of undercarriage products and systems for trailer applications in North America.

See Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for financial information by segment for continuing operations for each of the three years ended September 30, 2014, including information on sales and assets by geographic area. The heading "Products" below includes information on certain product sales for each of the three fiscal years ended September 30, 2014.

Business Strategies

We are currently a premier global supplier of a broad range of integrated systems, modules and components to OEMs and the aftermarket for the commercial vehicle, transportation and industrial sectors, and we believe we have market-leading positions as a leader in many of the markets we serve. We are working to enhance our leadership positions and capitalize on our existing customer, product and geographic strengths.

During fiscal year 2015, we expect a modest increase in production volumes in North America compared to the levels experienced in fiscal year 2014. We anticipate a significant decrease in production volumes in South America resulting from continued economic uncertainty. We expect production volumes in Europe to soften compared to the levels experienced in fiscal year 2014. Production volumes in China are expected to increase slightly during fiscal year 2015 compared to levels experienced in fiscal year 2014. We expect the market in India to be up in fiscal year 2015 due to an improving economic climate.

Sales for our primary military program were at their peak during the third quarter of fiscal year 2012 and began to decline in fiscal year 2013. The program is expected to continue to wind down in 2015. We are working to secure our participation in new military programs with various OEMs. However, failure to secure new military contracts could have a longer-term negative impact on our Commercial Truck and Industrial Segment. In addition, even if sales of our military programs do return to historical levels, the profitability on these sales could be lower than what we have recognized in recent periods.

Our business continues to address a number of other challenging industry-wide issues including the following:

•	Uncertainty around the global market outlook;

•	Volatility in price and availability of steel, components and other commodities;

•	Disruptions in the financial markets and their impact on the availability and cost of credit;

•	Volatile energy and increasing transportation costs;

•	Impact of currency exchange rate volatility;

•	Consolidation and globalization of OEMs and their suppliers; and

•	Significant pension and retiree medical health care costs.

Other

Other significant factors that could affect our results and liquidity in fiscal year 2015 and beyond include:

•	Significant contract awards or losses of existing contracts or failure to negotiate acceptable terms in contract renewals;

•	Failure to obtain new business;

•	Failure to secure new military contracts as our primary military program winds down;

•	Ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, in the event one or more countries exit the European monetary union;

•	Ability to work with our customers to manage rapidly changing production volumes;

•	Ability to recover and timing of recovery of steel price and other cost increases from our customers;

•	Any unplanned extended shutdowns or production interruptions by us, our customers or our suppliers;

•	A significant deterioration or slowdown in economic activity in the key markets in which we operate;

•	Any costs associated with the divesture or wind down of any portion of our businesses;

•	Higher-than-planned price reductions to our customers;

•	Potential price increases from our suppliers;

•	Additional restructuring actions and the timing and recognition of restructuring charges, including any actions associated with the prolonged softness in markets in which we operate;

•	Higher-than-planned warranty expenses, including the outcome of known or potential recall campaigns;

•	Our ability to implement planned productivity, cost reduction, and other margin improvement initiatives;

•	Uncertainties of asbestos claim litigation and the outcome of litigation with insurance companies regarding the scope of coverage and the long-term solvency of our insurance carriers; and

•	Restrictive government actions by foreign countries (such as restrictions on transfer of funds and trade protection measures, including export duties, quotas and customs duties and tariffs).

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

•People - We encourage every employee to submit at least three suggestions. In North America, we implemented approximately $1 million in improvements in fiscal year 2014 based on employee input.

•Delivery - In fiscal year 2014, we met our OE delivery performance goal while managing a volume increase in North America.

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

We reached a settlement with Eaton regarding the antitrust suit. The proceeds from the settlement were used to pre-fund mandatory pension contributions in the United States and United Kingdom, accelerating our timing to achieve our M2016 net debt reduction target.

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

Growing Profitably - Our goal is to drive growth from new customers, new programs and/or new products. For more than 100 years, our products have evolved to meet the changing needs of our customers in all major regions of the world. As technology has advanced, we have designed products that are more fuel efficient, lighter weight, safer, and more durable and reliable. The Meritor brand is well established globally and represents a wide portfolio of high-quality products for many vocations.

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

We believe our focus on customer value has led to the customer successes we experienced in 2014. We extended our contract with Volvo to supply axles in Europe and South America through December 2021 and in Australia through May 2019. We also entered into agreements with Volvo Group North America to extend existing contracts for the supply of axles and drivelines through May 2019. We extended an agreement to supply Hino, our second largest medium duty truck customer, with axles and brakes through March 2017. We also completed a new four-year agreement with Daimler Trucks North America. With this contract, Meritor retains standard position for air drum brakes and drivelines and holds a strong optional position for front and rear axles.

Reduce Product Cost

A broad collaborative effort among our Purchasing, Engineering, Supply Chain and Operations is needed to effectively manage product costs, as we target achieving annual net material reductions (measured against controllable spend) of 2.5% annually. We intend to drive such material performance using three different approaches.

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

We intend to accomplish this through: localization of our supply base where possible; warehousing close to our facilities for imported supply; improved demand planning so material and supply chain planning teams can better determine how much inventory to hold; increased accuracy in production forecasting; and minimizing or eliminating inventory held to support certain low-volume products.

Invest in a High Performing Team

We believe that our strength to compete in the global market is dependent upon having the engagement of every Meritor employee. We want Meritor to be a place where talented people thrive. Around the world, we pride ourselves on collaboration, creativity and commitment. Over the next several years, we will focus on employee satisfaction in four major areas: Mission, Consistency, Involvement and Adaptability. Within each of these areas are specific elements that we will measure ourselves against annually.

We recognize that that a high-performing team is critical to the level of performance we want to achieve. We have a strong and experienced leadership team and commitment from our employees to seek to create the level of sustainable performance improvement we desire. We will also continue to diversify our workforce because we recognize the value of different opinions and backgrounds in a company as global as Meritor.

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

The following chart sets forth, for each of the three fiscal years with the most recent ended September 30, 2014, information about product sales comprising more than 10% of consolidated revenue in any of those years. A narrative description of our principal products follows the chart.

Product Sales:

	Fiscal Year Ended September 30,
	2014	2013	2012
Axles, Undercarriage and Drivelines	78%	78%	75%
Brakes and Braking Systems	21%	20%	23%
Other	1%	2%	2%
Total	100%	100%	100%

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

We supply heavy-duty axles in certain global regions, for use in numerous off-highway vehicle applications, including construction, material handling, and mining. We also supply axles for use in military tactical wheeled vehicles, principally in North America. These products are designed to tolerate high tonnage and operate under extreme geographical and climate conditions. In addition, we have other off-highway vehicle products that are currently in development for certain other regions. We also supply axles for use in buses, coaches and recreational vehicles, fire trucks and other specialty vehicles in North America, Asia-Pacific and Europe, and believe we are a leading supplier of bus and coach axles in North America.

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

We supply universal joints and driveline components, including our Permalube™ universal joint and RPL Permalube™ driveline, which are maintenance free, permanently lubricated designs used often in the high mileage on-highway market. We supply drivelines in a variety of global regions, for use in numerous on-highway vehicle applications, including construction, material handling and mining. We supply transfer cases and drivelines for use in military tactical wheeled vehicles, principally in North America. We also supply transfer cases for use in specialty vehicles in North America. Anti-lock brakes and stability control systems (which we supply through our MeritorWABCO joint venture) are also used in military vehicles and specialty vehicles. In addition, we supply trailer air suspension systems and products with an increasing market presence in North America. We also supply advanced suspension modules for use in light-, medium- and heavy-duty military tactical wheeled vehicles, principally in North America.

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

Our brakes and brake system components also are used in military tactical wheeled vehicles, principally in North America. We also supply brakes for use in buses, coaches and recreational vehicles, fire trucks and other specialty vehicles in North America and Europe, and we believe we are the leading supplier of bus and coach brakes in North America, and also supply brakes for commercial vehicles, buses and coaches in Asia-Pacific.

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

Customers; Sales and Marketing

Meritor has numerous customers worldwide and has developed long-standing business relationships with many of these customers. Our ten largest customers accounted for approximately 76 percent of our total sales from continuing operations in fiscal year 2014. Sales to AB Volvo, Daimler AG and Navistar International Corporation represented approximately 27 percent, 18 percent and 12 percent, respectively, of our sales in fiscal year 2014. No other customer accounted for 10% or more of our total sales in fiscal year 2014.

OEMs

In North America, we design, engineer, market and sell products principally to OEMs, dealers and distributors. While our North American sales are typically direct to the OEMs, our ultimate commercial truck customers include trucking and transportation fleets. Fleet customers may specify our components and integrated systems for installation in the vehicles they purchase from OEMs. We employ what we refer to as a “push-pull” marketing strategy. We “push” for being the standard product at the OEM. At the same time, our district field managers then call on fleets and OEM dealers to “pull-through” our components on specific truck purchases. For all other markets, we specifically design, engineer, market and sell products principally to OEMs for their market-specific needs or product specifications.

For certain large OEM customers, our supply arrangements are generally negotiated on a long-term contract basis for a multi-year period that may require us to provide annual cost reductions (through price reductions or other cost benefits for the OEMs). If we are unable to generate sufficient cost savings in the future to offset such price reductions, our gross margins will be adversely affected. Sales to other OEMs are typically made through open order releases or purchase orders at market based prices which do not require the purchase of a minimum number of products. The customer typically has the right to cancel or delay these orders on reasonable notice. We generally compete for new business from OEMs as long-term contracts expire.

We have established leading positions in many of the markets we serve as a global supplier of a broad range of drivetrain systems, brakes and components. Based on available industry data and internal company estimates, our market-leading positions include independent truck drive axles (i.e. those manufactured by an independent, non-captive supplier) in North America, Europe, South America and India; truck drivelines in North America; truck air brakes in North America, and South America (through a joint venture); and military wheeled vehicle drivetrain, suspension and brakes in North America.

Our global customer portfolio includes companies such as AB Volvo, Daimler AG, Navistar International Corporation, Oshkosh, MAN, Iveco, PACCAR, Inc., Ashok Leyland, and Ford.

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

Our major competitors for axles are Dana Holding Corp. and, in certain markets, OEMs that manufacture axles for use in their own products. Emerging competitors for axles include Daimler Truck North America’s Detroit Axle and American Axle Corporation and from China, Hande, Fuwa and Ankai. Our major competitors for brakes are WABCO, Brembo, Bendix/Knorr Bremse and, in certain markets, OEMs that manufacture brakes for use in their own products. Our major competitors for industrial applications are MAN, AxleTech International, Oshkosh, AM General, Marmon-Herrington, Dana Holding Corp., Knorr, Kessler & Co., Carraro, NAF, Sisu and, in certain markets, OEMs that manufacture industrial products for use in their own vehicles. Our major competitors for trailer applications are Hendrickson, BPW and SAF-Holland.

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

Significant future volatility in the commodity markets or a deterioration in demand may require us to pursue customer increases through surcharges or other pricing arrangements. In addition, if suppliers are inadequate for our needs, or if prices remain at current levels or increase and we are unable to either pass these prices to our customer base or otherwise mitigate the costs, our operating results could be further adversely affected.

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

As part of our strategy to refocus our business and dedicate our resources to our core capabilities, we regularly review the prospects of our existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued. In an effort to execute our long-term strategy to transform our company away from the light vehicle business to focus on profitable segments within the commercial vehicle and industrial business, we completed the following initiatives since the beginning of fiscal year 2012 (see Note 3 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below):

•	In fiscal year 2012, we completed the sale our damper business located in Leicester, England.

•	In fiscal year 2012, we concluded Performance Plus, our global, long-term profit improvement and cost reduction initiative.

•	In fiscal year 2012, we concluded restructuring activities related to the planned closure of our EU Trailer business.

•	In the fourth quarter of fiscal year 2014, we completed the disposition of our Mascot all makes remanufacturing business, which was part of the Aftermarket & Trailer segment.
Restructuring Actions

South America Labor Reduction: During the fourth quarter of fiscal year 2014, we initiated a South America headcount reduction plan intended to reduce labor costs in response softening economic conditions in the region. In response to decreasing production volumes in South America, the company plans to eliminate approximately 190 hourly and 20 salaried positions and incurred $7 million of restructuring costs, primarily severance benefits, in the Commercial Truck & Industrial segment.
Variable Labor Reductions: During the fourth quarter of fiscal year 2012, we initiated a global variable labor headcount reduction plan intended to reduce labor and other costs in response to market conditions. In response to further deterioration in the global markets, we approved further headcount reductions under this action during the fourth quarter of fiscal year 2013. As part of this action, we eliminated approximately 600 hourly and 120 salaried positions in the Commercial Truck & Industrial segment. We recognized cumulative costs of approximately $10 million, primarily severance benefits, as of September 30, 2013, of which approximately $5 million was recognized in fiscal year 2012 and $5 million was recognized in fiscal year 2013. All restructuring actions associated with variable labor reduction program were substantially complete as of September 30, 2013.
Remanufacturing Consolidation: During the first quarter of fiscal year 2013, we announced the planned consolidation of our Mascot remanufacturing operations in the Aftermarket & Trailer segment resulting in the closure of one remanufacturing plant in Canada. The closure resulted in the elimination of 85 hourly positions including approximately 65 positions which were transferred to the company's facility in Indiana. We recorded restructuring charges of approximately $3 million during the fiscal year ended 2013 associated with employee severance charges. Restructuring actions associated with the remanufacturing consolidation were substantially complete as of September 30, 2013. In the fourth quarter of fiscal year 2014, we disposed of our Mascot business.
Segment Reorganization and Asia-Pacific Realignment: On March 26, 2013, we announced plans to consolidate operations in China by transferring manufacturing operations to our majority-owned, off-highway joint venture facility and closing our facilities in Wuxi, China and Nanjing, China. During fiscal year 2013, we recorded employee severance charges and other exit costs associated with the elimination of approximately 200 salaried positions (including contract employees) and 50 hourly positions of $8 million and $3 million in the Commercial Truck & Industrial and Aftermarket & Trailer segments, respectively, as well as $3 million at a corporate location. We also recognized $2 million within the Commercial Truck & Industrial segment related to a lease termination. Restructuring actions associated with the program were substantially complete as of September 30, 2013.

M2016 Footprint Actions: As part of our M2016 Strategy, our three-year plan to achieve sustainable financial strength, we announced a North American footprint realignment and a European shared services reorganization. As part of these actions, we eliminated approximately 74 hourly and 27 salaried positions and incurred approximately $2 million of restructuring cost in the Commercial Truck & Industrial segment. These expenses were primarily related to severance benefits, which were recognized in fiscal year 2013.
See Item 1A. Risk Factors for information on certain risks associated with strategic initiatives.

Joint Ventures

As the industries in which we operate have become more globalized, joint ventures and other cooperative arrangements have become an important element of our business strategies. These strategic alliances provide for sales, product design, development and manufacturing in certain product and geographic areas. As of September 30, 2014, our continuing operations participated in the following non-consolidated joint ventures:

	Key Products	Country
Meritor WABCO Vehicle Control Systems	Antilock braking and air systems	U.S.
Master Sistemas Automotivos Limitada	Braking systems	Brazil
ZF Meritor LLC (Commercial Truck)	Heavy-duty transmissions	U.S.
Sistemas Automotrices de Mexico S.A. de C.V.	Axles, drivelines and brakes	Mexico
Ege Fren Sanayii ve Ticaret A.S.	Braking systems	Turkey
Automotive Axles Limited	Rear drive axle assemblies	India

Aggregate sales of our non-consolidated joint ventures were $1,268 million, $1,552 million, and $1,787 million in fiscal years 2014, 2013 and 2012, respectively.

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

Research and Development

We have significant research, development, engineering and product design capabilities. We spent $71 million in each of fiscal years 2014 and 2013 and $73 million in fiscal year 2012 on company-sponsored research, development and engineering. We employ professional engineers and scientists globally, and have additional engineering capabilities through contract arrangements in low-cost countries. We also have advanced technical centers in North America, South America, Europe and Asia-Pacific (primarily in India and China).

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

Our registered trademarks for Meritor® and the Bull design are important to our business. Other significant trademarks owned by us include Euclid® and Trucktechnic® for aftermarket products.

Substantially all of our U.S. held intellectual property rights are subject to a first-priority perfected security interest securing our obligations to the lenders under our credit facility. See Note 15 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

Employees

At September 30, 2014, we had approximately 9,050 full-time employees. At that date, 86 employees in the United States and Canada were covered by collective bargaining agreements and most of our facilities outside of the United States and Canada were unionized. We believe our relationship with unionized employees is satisfactory.

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

We have been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined. In addition to Superfund sites, various other lawsuits, claims and proceedings have been asserted against us, alleging violations of federal, state and local environmental protection requirements or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. We have established reserves for these liabilities when they are considered to be probable and reasonably estimable. See Note 22 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for information as to our estimates of the total reasonably possible costs we could incur and the amounts recorded as a liability as of September 30, 2014, and as to changes in environmental accruals during fiscal year 2014.

The process of estimating environmental liabilities is complex and dependent on physical and scientific data at the site, uncertainties as to remedies and technologies to be used, and the outcome of discussions with regulatory agencies. The actual amount of costs or damages for which we may be held responsible could materially exceed our current estimates because of uncertainties, including the financial condition of other potentially responsible parties, the success of the remediation and other factors that make it difficult to predict actual costs accurately. However, based on management's assessment, after consulting with Sandra J. Quick, Meritor's General Counsel, and with outside advisors who specialize in environmental matters, and subject to the difficulties inherent in estimating these future costs, we believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our business, financial condition or results of operations. In addition, in future periods, new laws and regulations, changes in remediation plans, advances in technology and additional information about the ultimate clean-up remedy could significantly change our estimates. Management cannot assess the possible effect of compliance with future requirements.

International Operations

We believe our international operations provide us with geographical diversity and help us to weather the cyclical nature of our business. Approximately 57 percent of our total assets as of September 30, 2014 and 61 percent of fiscal year 2014 sales from continuing operations were outside the U.S. See Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for financial information by geographic area for the three fiscal years ended September 30, 2014.

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

Seasonality; Cyclicality

We may experience seasonal variations in the demand for our products, to the extent OEM vehicle production fluctuates. Historically, for all of our operations, demand has been somewhat lower in the quarters ended September 30 and December 31, when OEM plants may close during summer shutdowns and holiday periods or when there are fewer selling days during the quarter. In addition, our aftermarket business and our operations in China generally experience seasonally higher demand in the quarters ending March 31 and June 30.

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

In fiscal year 2010, following sharp declines in production and sales volumes in substantially all regions in 2009, we saw varying levels of improvement from fiscal year 2009 low points. In fiscal year 2011, the pace of the recovery of commercial truck volumes in North America and Europe, our largest markets, was more rapid than previously anticipated. In fiscal year 2012, production volumes in North America increased while South America and Europe production volumes declined as compared to fiscal year 2011. In fiscal year 2014, we experienced an increase in production volumes in North America compared to the levels experienced in fiscal year 2013. During fiscal year 2015, we expect a modest increase in production volumes in North America compared to the levels experienced in fiscal year 2014. We anticipate a significant decrease in production volumes in South America resulting from continued economic uncertainty. We expect production volumes in Europe to soften compared to the levels experienced in fiscal year 2014. Production volumes in China are expected to increase slightly during fiscal year 2015 compared to levels experienced in fiscal year 2014. We expect the market in India to be up in fiscal year 2015 due to an improving economic climate.

The following table sets forth estimated truck production in principal markets we serve for the last five fiscal years based on available industry sources and management's estimates:

	Year Ended September 30,
	2014	2013	2012	2011	2010
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	281	243	295	224	146
North America, Medium-Duty Trucks	213	197	182	159	114
Western Europe, Heavy- and Medium-Duty Trucks	402	383	394	407	266
South America, Heavy- and Medium- Duty Trucks	166	186	165	204	179

Available Information

We make available free of charge through our web site (www.Meritor.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings we make with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed.

Cautionary Statement

This Annual Report on Form 10-K contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to reduced production for certain military programs and our ability to secure new military programs as our primary military program winds down by design through 2015; reliance on major original equipment manufacturer (“OEM”) customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to manage demand expectations in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, in the event one or more countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); rising costs of pension and other postemployment benefits; the ability to achieve the expected benefits of restructuring actions; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; possible changes in accounting rules; and other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of this Annual Report on Form 10-K: Item 1. Business , “Customers; Sales and Marketing”; “Competition”; “Raw Materials and Supplies”; “Employees”; “Environmental Matters”; “International Operations”; and “Seasonality; Cyclicality”; Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

In 2013, we announced our M2016 Strategy, a three-year plan to achieve sustainable financial strength. In connection with the plan, we established certain financial goals relating to adjusted EBITDA margins, debt reduction and incremental revenue. The M2016 Strategy is based on our current planning assumptions, and achievement of the plan is subject to a number of risks. Our assumptions include that the global economy and our markets improve; we are able to secure new business wins (a significant portion of which generates sales by the year 2016); we are able to reduce costs and increase pricing; and any increases in raw materials prices are substantially offset by customer recovery mechanisms. If our assumptions are incorrect, if management is not able to execute the plan or if our business suffers from any number of additional risks set forth herein, we may not be able to achieve the financial goals we have announced.

Our primary military program is winding down and failure to secure new military contracts, which are subject to continued appropriations by Congress, could adversely affect our ability to maintain our sales and results of operations.

We have significant sales to U.S. Government contractors in the military vehicle market. Sales for our primary military program were at their peak during the third quarter of fiscal year 2012. This program is expected to continue to wind down next year, and failure to secure new military contracts could have a longer-term negative impact to the company. In addition, even if sales of our military programs do return to historic levels, the levels of profitability on these sales could be lower than what we have recognized in recent periods.

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

We depend on large OEM customers, and loss of sales to these customers or failure to negotiate acceptable terms in contract renewal negotiations, or to obtain new customers, could have an adverse impact on our business.

We are dependent upon large OEM customers with substantial bargaining power with respect to price and other commercial terms. In addition, we have long-term contracts with certain of these customers that are subject to renegotiation and renewal from time to time. Loss of all or a substantial portion of sales to any of our large volume customers for whatever reason (including, but not limited to, loss of contracts or failure to negotiate acceptable terms in contract renewal negotiations, loss of market share by these customers, insolvency of such customers, reduced or delayed customer requirements, plant shutdowns, strikes or other work stoppages affecting production by such customers), continued reduction of prices to these customers, or a failure to obtain new customers, could have a significant adverse effect on our financial results. There can be no assurance that we will not lose all or a portion of sales to our large volume customers, or that we will be able to offset continued reduction of prices to these customers with reductions in our costs or by obtaining new customers.

During fiscal year 2014, sales to our three largest customers, AB Volvo, Daimler AG and Navistar International Corporation, represented approximately 27 percent, 18 percent and 12 percent, respectively, of our sales from continuing operations. No other customer accounted for 10% or more of our total sales from continuing operations in fiscal year 2014.

The level of our sales to large OEM customers, including the realization of future sales from awarded business or obtaining new business or customers, is inherently subject to a number of risks and uncertainties, including the number of vehicles that these OEM customers actually produce and sell. Several of our significant customers have major union contracts that expire periodically and are subject to renegotiation. Any strikes or other actions that affect our customers' production during this process would also affect our sales. Further, to the extent that the financial condition, including bankruptcy or market share of any of our largest customers, deteriorates or their sales otherwise continue to decline, our financial position and results of operations could be adversely affected. In addition, our customers generally have the right to replace us with another supplier under certain circumstances. Accordingly, we may not in fact realize all of the future sales represented by our awarded business. Any failure to realize these sales could have a material adverse effect on our financial condition and results of operations.

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

Our working capital requirements can vary significantly, depending in part on the level, variability and timing of our customers' worldwide vehicle production and the payment terms with our customers and suppliers. As production volumes increase, our working capital requirements to support the higher volumes generally increase. If our working capital needs exceed our other cash flows from operations, we would look to our cash balances and availability for borrowings under our borrowing arrangements to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms or in adequate amounts.

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

Our liquidity, including our access to capital markets and financing, could be constrained by limitations in the overall credit market, our credit ratings, our ability to comply with financial covenants in our debt instruments, and our suppliers suspending normal trade credit terms on our purchases, or by other factors beyond our control.

Our current revolving credit facility matures in February 2019. Upon expiration of this facility, we will require a new or renegotiated facility (which may be smaller and have less favorable terms than our current facility) or other financing arrangements. Our ability to access additional capital in the long term will depend on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds, and there is no guarantee that we will be able to access additional capital.

On November 18, 2014, Standard & Poor's Ratings Services upgraded our current corporate credit rating, senior secured credit rating and senior unsecured credit rating to B+, BB and B, respectively. Moody's Investors Service corporate credit rating, senior secured credit rating and senior unsecured credit rating for our company are B2, Ba2 and B3, respectively. There are a number of factors, including our ability to achieve the intended benefits from restructuring and other strategic activities on a timely basis, that could result in lowering of our credit ratings. The rating agencies' opinions about our creditworthiness may also be affected by their views of industry conditions generally, including their views concerning the financial condition of our major OEM customers. If the credit rating agencies perceive further weakening in the industry, they could lower our ratings. Declines in our ratings could reduce our access to capital markets, further increase our borrowing costs and result in lower trading prices for our securities.

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

In December 2012, the SEC brought administrative proceedings against five accounting firms, including the Chinese affiliate of our independent registered public accounting firm, alleging that they had refused to produce audit work papers and other documents related to certain other China-based companies under investigation by the SEC for potential accounting fraud. On January 22, 2014, an initial administrative law decision was issued, censuring these Chinese accounting firms and suspending four of the five firms from practicing before the SEC for a period of six months. The Chinese accounting firms have appealed the initial decision. The sanctions will not become effective until after a full appeal process is concluded and a final order is issued by the SEC Commissioners. The deadline for filing legal briefs in this appeal process has been extended to December 2014. Any final order of the SEC is subject to review by a United States Court of Appeals. Although such an SEC order is final, the Chinese accounting firms may make a motion to the SEC seeking to stay the effectiveness of the SEC order. Alternatively, the Chinese accounting firms may seek an order from the reviewing court to postpone the effective date of the SEC order. Our independent registered public accounting firm is not involved in the proceedings brought by the SEC against the Chinese accounting firms. However, our independent registered public accounting firm utilizes the work of its Chinese affiliate in auditing our Chinese operations. If the SEC order is affirmed on appeal, we may be adversely affected by the outcome of the proceedings, along with other U.S. multinational corporations with Chinese operations whose independent registered public accounting firms utilize the work of Chinese affiliates subject to the SEC enforcement action. For example, if we (like other U.S. multinational companies similarly situated) were not able to timely file our periodic reports with the SEC because our independent registered public accounting firm concludes that a scope limitation exists with respect to the audit our annual financial statements or the review of our quarterly financial statements, this could adversely impact our ability to raise capital in the U.S. public markets.

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

We may also experience seasonal variations in the demand for our products to the extent that vehicle production fluctuates. Historically, for our business, demand has been somewhat lower in the quarters ended September 30 and December 31, when OEM plants may close during model changeovers and vacation and holiday periods or when there are fewer selling days during the quarter. In addition, our aftermarket business and our operations in China generally experience seasonally higher demand in the quarters ending March 31 and June 30.

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

Prices of raw materials, primarily steel, for our manufacturing needs and costs of transportation have fluctuated sharply in recent years, including rapid increases which had a negative impact on our operating income for certain periods. These steel price increases, along with increasing transportation costs, created pressure on profit margins, and if they recur in the future, they could unfavorably impact our financial results going forward. While we have had steel pricing adjustment programs in place with most major OE manufacturers, the price adjustment programs have tended to lag the increase in steel costs and have generally not contemplated all non-index-related increases in steel costs. Raw material price fluctuation, together with the volatility of the commodity markets will continue to pose risks to our financial results. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, our operating income could be adversely affected.

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

Many companies in our industry have undertaken substantial changes in contractual obligations to current and former employees, primarily with respect to pensions and other postemployment benefits. The bankruptcy or insolvency of a major competitor has resulted in certain companies eliminating or reducing some or all of these obligations as well as their debt obligations, which could give that competitor a cost advantage over us.

Exchange rate fluctuations could adversely affect our financial condition and results of operations.

As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including risks in connection with our transactions that are denominated in foreign currencies. While we employ financial instruments to hedge certain of our foreign currency exchange risks relating to these transactions, our efforts to manage these risks may not be successful. In addition, we translate sales and other results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income, while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal years 2012, 2013 and 2014, our reported financial results were adversely affected by appreciation of the U.S. dollar against foreign currencies. We generally do not hedge against our foreign currency exposure related to translations to U.S. dollars of our financial results that are denominated in foreign currencies.

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

We have a significant number of facilities and operations outside the United States, including investments and joint ventures in developing countries. During fiscal 2014, approximately 61 percent of our sales were generated outside of the United States. Our strategy to grow in emerging markets may put us at risk due to the risks inherent in operating in such markets. In particular, we have grown over an extended period of time, and intend as part of our strategy to continue to grow, in India and Brazil. Our international operations are subject to a number of risks inherent in operating abroad, including, but not limited to:

•	risks with respect to currency exchange rate fluctuations (as more fully discussed above);

•	risks to our liquidity if the European monetary union were to dissolve and we were unable to renegotiate European factoring agreements;

•	local economic and political conditions;

•	disruptions of capital and trading markets;

•	possible terrorist attacks or acts of aggression that could affect vehicle production or the availability of raw materials or supplies;

•	restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties, quotas and customs duties and tariffs);

•	changes in legal or regulatory requirements;

•	import or export licensing requirements;

•	limitations on the repatriation of funds;

•	difficulty in obtaining distribution and support;

•	nationalization;

•	the laws and policies of the United States affecting trade, foreign investment and loans;

•	the ability to attract and retain qualified personnel;

•	tax laws; and

•	labor disruptions.

There can be no assurance that these risks will not have a material adverse impact on our ability to increase or maintain our foreign sales or on our financial condition or results of operations.

A violation of the financial covenants in our senior secured credit facility could result in a default thereunder and could lead to an acceleration of our obligations under this facility and, potentially, other indebtedness.

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
Availability under the revolving credit facility is subject to a collateral test, performed quarterly, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. Availability under the revolving credit facility is also subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, term loan, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of not more than 2.25 to 1.00 as of the last day of each fiscal quarter through maturity.
 If an amendment or waiver is needed (in the event we do not meet one of these covenants) and not obtained, we would be in violation of that covenant, and the lenders would have the right to accelerate the obligations upon the vote of the lenders holding more than 50% of outstanding loans thereunder. A default under the senior secured credit facility could also constitute a default under our outstanding convertible notes as well as our U.S. receivables facility and could result in the acceleration of these obligations. In addition, a default under our senior secured credit facility could result in a cross-default or the acceleration of our payment obligations under other financing agreements. If our obligations under our senior secured credit facility and other financing arrangements are accelerated as described above, our assets and cash flow may be insufficient to fully repay these obligations, and the lenders under our senior secured credit facility could institute foreclosure proceedings against our assets.

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

One of our subsidiaries, Maremont Corporation, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. We acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Additionally, one of our subsidiaries, Rockwell International, along with many other companies, have also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products manufactured many years ago. Liability for these claims was transferred to us at the time of the spin-off of Rockwell's automotive business to Meritor in 1997.

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

We are exposed to the rising cost of pension and other postemployment benefits.

The commercial vehicle industry, like other industries, continues to be impacted by the cost of pension and other postemployment benefits. In estimating our expected obligations under our pension and postemployment benefit plans, we make certain assumptions as to economic and demographic factors, such as discount rates, investment returns and health care cost trends. If actual experience of these factors is worse than our assumptions, our obligations could grow which could in turn increase the amount of mandatory contributions to these plans in the coming years. Our pension plans and other postemployment benefits are underfunded by $219 million and $479 million, respectively, as of September 30, 2014.

Impairment in the carrying value of long-lived assets and goodwill could negatively affect our operating results and financial condition.

We have a significant amount of long-lived assets and goodwill on our consolidated balance sheet. Under generally accepted accounting principles, long-lived assets, excluding goodwill, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors cause our operating results and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill must be evaluated for impairment at least annually. If the carrying value of our reporting units exceeds their current fair value, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment in the value of our long-lived assets and goodwill include changes impacting the industries in which we operate, particularly the impact of the current downturn in the global economy, as well as competition and advances in technology, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or operating results. If the value of long-lived assets or goodwill is impaired, our earnings and financial condition could be adversely affected.

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

A failure of our information technology infrastructure could adversely impact our business and operations.

We recognize the increasing volume of cyber attacks and employ commercially practical efforts to provide reasonable assurance such attacks are appropriately mitigated. Each year, we evaluate the threat profile of our industry to stay abreast of trends and to provide reasonable assurance our existing countermeasures will address any new threats identified. Despite our implementation of security measures, our IT systems and those of our service providers are vulnerable to circumstances beyond our reasonable control including acts of malfeasance, acts of terror, acts of government, natural disasters, civil unrest, and denial of service attacks any of which may lead to the theft of our intellectual property, trade secrets, or business disruption. To the extent that any disruption or security breach results in a loss or damage to our data or an inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, suppliers and employees, and lead to claims against the company and ultimately harm our business. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At September 30, 2014, our operating segments, including all consolidated joint ventures, had the following facilities in the United States, Europe, South America, Canada, Mexico and the Asia-Pacific region. For purposes of these numbers, multiple facilities in one geographic location are counted as one facility.

	Manufacturing Facilities	Engineering Facilities, Sales Offices, Warehouses and Service Centers
Commercial Truck & Industrial	20	16
Aftermarket & Trailer	8	8
Other	—	4
Total	28	28
These facilities had an aggregate floor space of approximately 9.0 million square feet, substantially all of which is in use. We owned approximately 60 percent and leased approximately 40 percent of this floor space. Substantially all of our owned domestic plants and equipment are subject to liens securing our obligations under our revolving credit facility with a group of banks (see Note 15 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data). In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

A summary of floor space (in square feet) of these facilities at September 30, 2014, (including new space under construction) is as follows:

	Owned Facilities			Leased Facilities
Location	Commercial Truck & Industrial	Aftermarket & Trailer	Other	Commercial Truck & Industrial	Aftermarket & Trailer	Other	Total
United States	2,029,291	432,037	417,800	487,039	460,327	—	3,826,494
Canada	—	—	—	—	300,484	—	300,484
Europe	1,870,150	68,326	—	528,076	45,613	12,766	2,524,931
Asia-Pacific	173,155	—	—	1,059,963	87,335	—	1,320,453
Latin America	494,913	—	—	571,743	50,024	—	1,116,680
Total	4,567,509	500,363	417,800	2,646,821	943,783	12,766	9,089,042

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

•
On October 5, 2006, our subsidiary, Meritor Transmission LLC, and ZF Meritor LLC, a joint venture between Meritor Transmission and ZF Friedrichshafen AG, filed a lawsuit against Eaton Corporation in the United States District Court for the District of Delaware, alleging that Eaton had engaged in exclusionary, anticompetitive conduct in the markets for heavy-duty truck transmissions, in violation of the U.S. antitrust laws. We were seeking an injunction prohibiting Eaton from engaging in such anticompetitive conduct and monetary damages. On October 8, 2009, the jury found that Eaton engaged in conduct that violated the Sherman and Clayton antitrust acts in the sale and marketing of heavy-duty truck transmissions. The jury did not address the amount of damages. Following various appeals, the case was scheduled to go to trial in the district court with respect to damages in June 2014. On June 20, 2014, ZF Meritor and Meritor Transmission entered into a settlement agreement with Eaton, pursuant to which Eaton agreed to pay $500 million to ZF Meritor, and ZF Meritor and Meritor Transmission agreed to dismiss all pending antitrust litigation with Eaton. In July 2014, Meritor received net proceeds of $210 million representing our share based on our ownership interest in ZF Meritor including a recovery of current and prior years' attorney expenses paid by Meritor. ZF Meritor does not have any operating activities. Our pre-tax share of the settlement was $210 million ($209 million after-tax), of which $190 million was recognized as equity in earnings of ZF Meritor, and $20 million for the recovery of legal expenses from ZF Meritor was recognized as a reduction of selling, general and administrative expenses in the consolidated statement of operations. Proceeds from the settlement were used primarily to pre-fund mandatory pension contributions in our U.S. and U.K. pension contributions in our U.S. and U.K. pension plans.

•
On July 10, 2014, Sistemas Automotrices de Mexico, S.A. de C.V. (“Sisamex”), a Mexican joint venture between our subsidiary Meritor Heavy Vehicle Systems, LLC (“Meritor HVS”) and Quimmco, S.A. de C.V. ("Quimmco"), filed a lawsuit against Meritor HVS in the Northern District of Illinois, seeking, among other relief, a declaration of Sisamex’s exclusive right to manufacture certain products and the components thereof for sale in Mexico. On July 13, 2014, Meritor HVS filed a lawsuit against Sisamex and Quimmco in the Northern District of Illinois, seeking, among other relief, a declaration that Sisamex may not manufacture without Meritor HVS's consent the components at issue in Sisamex's lawsuit and that Sisamex must instead purchase those components from Meritor HVS. On July 23, 2014, the parties to the two actions filed a joint motion seeking an order that the two actions are related and that both actions be heard before the same judge.

•
Various other lawsuits, claims and proceedings have been or may be instituted or asserted against Meritor or our subsidiaries relating to the conduct of our business, including those pertaining to product liability, tax, warranty or recall claims, intellectual property, safety and health, contract and employment matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to Meritor, management believes, after consulting with Sandra J. Quick, Esq., Meritor's General Counsel, that the disposition of matters that are pending will not have a material effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 4A. Executive Officers of the Registrant.

The name, age, positions and offices held with Meritor and principal occupations and employment during the past five years of each of our executive officers as of November 19, 2014, are as follows:

Ivor J. Evans, 72 – Chairman of the Board and Chief Executive Officer since August 2013 and was President from May 2013 until May 2014. Executive Chairman of the Board and Interim Chief Executive Officer from May 2013 until August 2013. Mr. Evans has been a director since May 2005. He served as Vice Chairman of Union Pacific Corporation from January 2004 until his retirement in March 2005, and served as a member of the Union Pacific board of directors from 1999 to 2005. He had served as President and Chief Operating Officer of Union Pacific Railroad from 1998 until January 2004. From 1989 to 1998, he served in various executive positions at Emerson Electric Company (technology and engineering applications), including Senior Vice President, Industrial Components and Equipment. Prior to that, he was President of Blackstone Corp. (automotive components and systems) from 1985 to 1989 and, prior to that, spent 21 years serving in key operations roles for General Motors Corporation (automotive).

Kevin Nowlan, 42 – Senior Vice President and Chief Financial Officer since May 2013. Vice President and Chief Financial Officer from February 2013 until April 2013. Vice President and Controller of Meritor from December 2010 to February 2013 and Vice President and Treasurer of Meritor from July 2009 until his appointment as Vice President and Controller. From 2008 to 2009, served as Assistant Treasurer of Meritor and from 2007 to 2008 served as Vice President of Shared Services of Meritor. Prior to that, director of Capital Planning for General Motors Acceptance Corp. (“GMAC”) from 2006 to 2007 and worked in various roles at GMAC and General Motors Company since 1995.

Jeffrey A. Craig, 54 – President and Chief Operating Officer since June 2014, Senior Vice President and President of Commercial Truck and Industrial from February 2013 until May 2014. Senior Vice President and Chief Financial Officer from January 2009 to January 2013. Acting Controller from May 2008 to January 2009. Senior Vice President and Controller from July 2007 to May 2008. Vice President and Controller of Meritor from May 2006 to July 2007; and President and Chief Executive Officer of GMAC Commercial Finance (commercial lending business) from 2001 to May 2006.

Sandra Quick, 48— Senior Vice President, General Counsel and Corporate Secretary since February 2014. Group Vice President and General Counsel for the Electronics and Interiors Division of Johnson Controls, Inc. from April 2012 until February 2014. Vice President and General Counsel for the North American and South American operations of Johnson Controls Automotive Experience Group from August 2007 until April 2012.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Meritor's common stock, par value $1 per share (“Common Stock”), is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol "MTOR." On November 17, 2014, there were 16,976 shareowners of record of Meritor's Common Stock.

The high and low sale prices per share of Meritor Common Stock for each quarter of fiscal years 2014 and 2013 were as follows:

	Fiscal Year 2014		Fiscal Year 2013
Quarter Ended	High	Low	High	Low
December 31	$9.93	$6.61	$4.93	$3.94
March 31	12.68	9.41	5.55	4.19
June 30	14.75	11.17	7.42	4.34
September 30	14.09	11.41	8.40	6.77

There were no dividends declared and paid in fiscal year 2014 or in fiscal year 2013. Our payment of cash dividends and the amount of the dividend are subject to review and change at the discretion of our Board of Directors.

Our revolving credit facility permits us to declare and pay up to $40 million of dividends in any fiscal year provided that no default or unmatured default, as defined in the agreement, has occurred and is continuing at the date of declaration or payment.

Additionally, our indentures permit us to pay dividends under the following primary conditions:

•	if a default on the notes, as defined in the indentures, has not occurred and is not continuing or shall not occur as a consequence of the payment;

•	if the interest coverage ratio, as defined in the indentures, is greater than 2.00 to 1.00 after giving effect to the dividend;

•	if the cumulative amount of the dividends paid does not exceed certain cumulative cash and earnings measurements;

•	if the dividends are less than $60 million per fiscal year (with a carryover to the next fiscal year of up to $60 million if unused in the current fiscal year); and

•	if after giving effect to the dividend, the total leverage ratio, as defined in the indenture, would not exceed 4.00 to 1.00.

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information on securities authorized for issuance under equity compensation plans.

Issuer repurchases

The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 5 of this Report on Form 10-K. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the fourth quarter of fiscal year 2014.

Shareowner Return Performance Presentation

The line graph below compares the cumulative total shareowner return of the S&P 500, Meritor, Inc. and the peer group of companies for the period from September 30, 2009 to September 30, 2014, assuming a fixed investment of $100 at the respective closing prices on the last day of each fiscal year and reinvestment of cash dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Meritor, Inc, the S&P 500 Index,
and a Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
9/09
9/10
9/11
9/12
9/13
9/14
Meritor, Inc
S&P 500
Peer Group

*$100 invested on 9/30/09 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	9/09	9/10	9/11	9/12	9/13	9/14
Meritor, Inc.	100.00	198.72	90.28	54.22	100.51	138.75
S&P 500	100.00	110.16	111.42	145.07	173.13	207.30
Peer Group(1)	100.00	199.72	177.60	208.27	313.80	317.33

(1)
The peer group consists of representative commercial vehicle suppliers of approximately comparable products to Meritor. The peer group consists of Accuride Corporation, Commercial Vehicle Group, Inc., Cummins Inc., Dana Holding Corporation, Haldex AB, Modine Manufacturing Company, SAF-Holland SA, Stoneridge, Inc., and Wabco Holdings Inc.

The information included under the heading “Shareowner Return Performance Presentation” is not to be treated as “soliciting material” or as “filed” with the SEC, and is not incorporated by reference into any filing by the company under the Securities Act of 1933 or the Securities Exchange Act of 1934 that is made on, before or after the date of filing of this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

The following sets forth selected consolidated financial data. The data should be read in conjunction with the information included under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data below. Prior periods have been recast to reflect our Mascot business as discontinued operations.

	Year Ended September 30,
	2014	2013	2012	2011	2010
	(in millions, except per share amounts)
SUMMARY OF OPERATIONS
Sales
Commercial Truck & Industrial	$2,980	$2,920	$3,613	$3,828	$2,826
Aftermarket & Trailer	920	871	906	915	836
Intersegment Sales	(134)	(119)	(135)	(159)	(164)
Total Sales	$3,766	$3,672	$4,384	$4,584	$3,498

Operating Income	$217	$7	$173	$172	$131
Income (Loss) Before Income Taxes	315	51	137	157	75
Net Income Attributable to Noncontrolling Interests	(5)	(2)	(11)	(17)	(14)
Net Income (Loss) Attributable to Meritor, Inc.:
Income (Loss) from Continuing Operations	$279	$(15)	$69	$64	$13
Loss from Discontinued Operations	(30)	(7)	(17)	(1)	(1)
Net Income (Loss)	$249	$(22)	$52	$63	$12

BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	$2.86	$(0.15)	$0.72	$0.68	$0.15
Discontinued Operations	(0.31)	(0.07)	(0.18)	(0.01)	(0.01)
Basic Earnings (Loss) per Share	$2.55	$(0.22)	$0.54	$0.67	$0.14

DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	$2.81	$(0.15)	$0.71	$0.66	$0.15
Discontinued Operations	(0.30)	(0.07)	(0.17)	(0.01)	(0.01)
Diluted Earnings (Loss) per Share	$2.51	$(0.22)	$0.54	$0.65	$0.14

FINANCIAL POSITION AT SEPTEMBER 30
Total Assets	$2,502	$2,570	$2,501	$2,663	$2,879
Short-term Debt	7	13	18	84	—
Long-term Debt	965	1,125	1,042	950	1,029

Income (loss) from continuing operations attributable to Meritor, Inc. in the selected financial data information presented above includes the following items specific to the period of occurrence (in millions):

		Year Ended September 30,
	2014	2013	2012	2011	2010
Pretax items:
Restructuring costs	$(10)	$(23)	$(39)	$(22)	$(6)
Impact of curtailment gain, pension settlement loss and pension plan freeze	15	(109)	—	—	7
Antitrust settlement with Eaton (including recovery of past legal fees)	209	—	—	—	—
Gain on sale of equity investment	—	125	—	—	—
Specific warranty contingency, net of supplier recovery	(8)	(7)	—	—	—
Loss on debt extinguishment	(31)	(19)	—	—	—
Gain on sale of property	—	—	16	—	—
Asbestos-related liability remeasurement	(20)	(7)	(18)	—	—
Non-operating gains, net	—	3	7	10	2
After tax items:
Deferred tax asset valuation allowance benefit (expense)	—	—	—	—	9

Loss from discontinued operations attributable to Meritor, Inc. in the selected financial data information presented above includes the following items specific to the period of occurrence (in millions):

		Year Ended September 30,
	2014	2013	2012	2011	2010
Pretax items:
Gain (loss) on divestitures of businesses, net	$(23)	$—	$(1)	$19	$5
Restructuring costs	—	(3)	(1)	(9)	(6)
Asset impairment charges	—	—	—	—	(2)
Charge for contingency and indemnity obligation	—	—	(10)	(4)	—

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

Meritor, Inc. (the "company", "our", "we", or "Meritor"), headquartered in Troy, Michigan, is a premier global supplier of a broad range of integrated systems, modules and components to original equipment manufacturers (“OEMs”) and the aftermarket for the commercial vehicle, transportation and industrial sectors. The company serves commercial truck, trailer, military, bus and coach, construction, and other industrial OEMs and certain aftermarkets. Meritor common stock is traded on the New York Stock Exchange under the ticker symbol MTOR.

Our sales for fiscal year 2014 were $3,766 million, an increase compared to $3,672 million in the prior year. We experienced higher sales driven primarily by higher truck production volumes in North America offset by lower commercial truck production in South America and a step down in the company's revenue from the Family of Medium Tactical Vehicles (FMTV) program. Net income for the year ended September 30, 2014 was $249 million compared to a net loss of $22 million in the prior year. The increase in net income is primarily due to our share of the proceeds recognized by ZF Meritor LLC, a joint venture between our subsidiary Meritor Transmission LLC and ZF Friedrichshafen, in connection with the settlement of an antitrust lawsuit against Eaton Corporation in fiscal year 2014 as well as improved operating performance from prior year.

Adjusted EBITDA (see Non-GAAP Financial Measures below) for the fiscal year ended September 30, 2014 was $314 million compared to $264 million in fiscal year 2013. Our Adjusted EBITDA margin in fiscal year 2014 was 8.3 percent compared to 7.2 percent in the same period a year ago. Adjusted EBITDA and Adjusted EBITDA margin increased compared to the prior year primarily as a result of improved material and operating performance, pricing and slightly higher revenue, partially offset by the unfavorable sales mix.

Cash flows provided by operating activities were $215 million in fiscal year 2014 compared to cash flows used for operating activities of $96 million in the prior fiscal year. This improvement is primarily due to improvement in earnings from operations including $209 million in proceeds received from the settlement of the Eaton antitrust litigation, partially offset by pension and retiree medical contributions, including $134 million associated with the voluntary pre-funding of the next three years of mandatory contributions in our U.S. and U.K. pension plans, and decrease in working capital compared to fiscal year 2013.

Capital Market Transactions and Revolving Credit Facility
During the second quarter of fiscal year 2014, we issued $225 million of 6.25 percent notes due 2024. Net proceeds and balance sheet cash were used to complete the redemption, at a premium, of $250 million of our 10.625 percent notes due 2018 and for repayment of our remaining $41 million term loan balance. These transactions resulted in a net loss on debt extinguishment of $21 million. The net loss on debt extinguishment is included in interest expense, net in the consolidated statement of operations.
On August 5, 2014, we repurchased $38 million of our 4.0 percent convertible notes due February 15, 2027. The notes were purchased at a premium of 7 percent of their principal amount. The repurchase of $38 million of our 4.0 percent convertible notes was accounted for as an extinguishment of debt, and accordingly, we recognized a net loss on debt extinguishment of $5 million. The net loss on debt extinguishment is included in interest expense, net in the consolidated statement of operations.
On September 20, 2014, we completed the redemption of our 8.125 percent notes due September 15, 2015. The notes were redeemed at a premium of 7 percent of their principal amount. The repurchase of $84 million of our 8.125 percent notes was accounted for as an extinguishment of debt, and accordingly, we recognized a net loss on debt extinguishment of $5 million. The net loss on debt extinguishment is included in interest expense, net in the consolidated statement of operations.
We also amended our revolving credit agreement in February 2014. The maturity date was extended to February 2019, and the facility size was increased to $499 million through April 2017. The facility size then decreases to $410 million through February 2019. This amendment also reduced the applicable interest rate margins by 75 basis points and increased the priority debt-to-EBITDA covenant from 2.0x to 2.25x through maturity.
On September 12, 2014, we entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement and Second Amended and Restated Pledge and Security Agreement (“Amendment No. 1”), among the company, ArvinMeritor Finance Ireland, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. Amendment No. 1, among other things, (i) permits us to repurchase shares of capital stock for a purchase price not to exceed the lesser of (a) $210,000,000, and (b) the amount of our free cash flow for the period commencing on June 30, 2014 through and including the last day of the most recently ended fiscal quarter prior to the share repurchase date, provided that our net debt (including retirement liabilities) after giving effect to such repurchase is less than $1,500,000,000 and (ii) resets the amount of certain permitted debt repurchases under the restricted payments covenant to $100,000,000 as of the date of Amendment No. 1.

Equity in Earnings of ZF Meritor
In June 2014, ZF Meritor LLC, a joint venture between ZF Friedrichshafen AG and our subsidiary, Meritor Transmission LLC ("Meritor Transmission"), entered into a settlement agreement with Eaton Corporation relating to an antitrust lawsuit filed by ZF Meritor in 2006. Pursuant to the terms of the settlement agreement, Eaton agreed to pay $500 million to ZF Meritor. In July 2014, ZF Meritor received proceeds of $400 million, net of attorney's contingency fees. In July 2014, we received proceeds of $210 million representing our share based on our ownership interest in ZF Meritor and including a recovery of current and prior years' attorney expenses paid by Meritor. ZF Meritor and Meritor Transmission agreed to dismiss all pending antitrust litigation with Eaton. ZF Meritor does not have any operating activities.
Our pre-tax share of the settlement was $210 million ($209 million after-tax), of which $190 million was recognized as equity in earnings of ZF Meritor, and $20 million for the recovery of legal expenses from ZF Meritor was recognized as a reduction of selling, general and administrative expenses in the consolidated statement of operations. The proceeds from the settlement were used primarily to voluntarily pre-fund the next three years of mandatory pension contributions in our U.S. and U.K. pension plans.

Restructuring Actions - South America Labor Reduction
In the fourth quarter of fiscal year 2014, we announced a labor headcount reduction plan to manage our cost structure in South America to address softening economic conditions in the region. We recognized $7 million in restructuring charges related to this action. Total restructuring charges, including other actions recognized in fiscal year 2014 were $10 million, all of which related to severance charges.

Mascot Divestiture
On August 15, 2014, we completed our strategic review of certain remanufacturing product lines within the aftermarket business in North America, and the Board of Directors concluded that we should exit the Mascot business. Mascot is a remanufacturer and distributor of all makes differentials, transmissions and steering gears. We sold substantially all of the inventory and other assets of the Mascot business, incurring a loss of $23 million, and liquidated the remaining assets. The results of operations and cash flows of our Mascot business are presented in discontinued operations in the consolidated statement of operations, consolidated statement of cash flows, and prior period information has been recast to reflect this presentation.

Retiree Medical and Retiree Life Insurance Actions
During the fourth quarter of fiscal year 2014, we amended our retiree medical and retiree life insurance plan in the United States to cease retiree medical coverage for salaried and non-union hourly employees under the age of 65 and eliminate retiree life insurance coverage with face amounts ranging from $3,750 to $15,000, effective January 1, 2015. The amendment triggered a curtailment in the fourth quarter of fiscal year 2014, which immediately reduced our retiree medical liability by $16 million (i.e., a curtailment gain) and reduced retiree medical expense by $15 million. The reduction in expense was primarily attributable to the required immediate recognition of negative prior service costs which were previously being amortized into net periodic expense over the active participants' remaining average service life. The $16 million reduction to the retiree medical liability established a new negative prior service cost base, which will be amortized into net period expense over the remaining average service life of approximately 8 years.

Asbestos
During the fourth quarter of fiscal year 2014, we incurred a $20 million charge associated with the re-measurement of our asbestos liabilities net of insurance recoveries at year end. The increase in our fiscal year 2014 liabilities is primarily due to increasing claim filings and higher projected defense costs. Management is actively trying to mitigate its exposure to asbestos related liabilities through renegotiated contracts with national and regional defense firms to lower costs and active litigation against insurers that are disputing coverage.

Trends and Uncertainties
 Industry Production Volumes

 The following table reflects estimated commercial truck production volumes for selected original equipment (OE) markets based on available sources and management's estimates.

	Year Ended September 30,
	2014	2013	2012	2011	2010
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	281	243	295	224	146
North America, Medium-Duty Trucks	213	197	182	159	114
Western Europe, Heavy- and Medium-Duty Trucks	402	383	394	407	266
South America, Heavy- and Medium- Duty Trucks	166	186	165	204	179

During fiscal year 2015, we expect a modest increase in production volumes in North America compared to the levels experienced in fiscal year 2014. We anticipate a significant decrease in production volumes in South America resulting from continued economic uncertainty. We expect production volumes in Europe to soften compared to the levels experienced in fiscal year 2014. Production volumes in China are expected to increase slightly during fiscal year 2015 compared to levels experienced in fiscal year 2014. We expect the market in India to be up in fiscal year 2015 due to an improving economic climate.
Sales for our primary military program were at their peak during the third quarter of fiscal year 2012 and began to decline in fiscal year 2013. The program is expected to continue to wind down in 2015. We are working to secure our participation in new military programs with various OEMs. However, failure to secure new military contracts could have a longer-term negative impact on our Commercial Truck and Industrial Segment. In addition, even if sales of our military programs do return to historical levels, the profitability on these sales could be lower than what we have recognized in recent periods.

Other

On October 2, 2014, we entered into an agreement with Volvo (our largest global customer) regarding our contract covering axle supply in Europe and South America through December 31, 2021 and axle supply in Australia through May 31, 2019. These agreements replace existing agreements which expired on October 4, 2014. In addition, we entered into agreements with Volvo to extend and amend our existing agreements with respect to the supply of axles and drivelines in North America through May 31, 2019.

Industry-Wide Issues
Our business continues to address a number of other challenging industry-wide issues including the following:

•	Uncertainty around the global market outlook;

•	Volatility in price and availability of steel, components and other commodities;

•	Disruptions in the financial markets and their impact on the availability and cost of credit;

•	Volatile energy and increasing transportation costs;

•	Impact of currency exchange rate volatility;

•	Consolidation and globalization of OEMs and their suppliers; and

•	Significant pension and retiree medical health care costs.

Other
Other significant factors that could affect our results and liquidity in fiscal year 2015 and beyond include:

•	Significant contract awards or losses of existing contracts or failure to negotiate acceptable terms in contract renewals;

•	Failure to obtain new business;

•	Failure to secure new military contracts as our primary military program winds down;

•	Ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, in the event one or more countries exit the European monetary union;

•	Ability to work with our customers to manage rapidly changing production volumes;

•	Ability to recover and timing of recovery of steel price and other cost increases from our customers;

•	Any unplanned extended shutdowns or production interruptions by us, our customers or our suppliers;

•	A significant deterioration or slowdown in economic activity in the key markets in which we operate;

•	Any costs associated with the divesture or wind down of any portion of our businesses;

•	Higher-than-planned price reductions to our customers;

•	Potential price increases from our suppliers;

•	Additional restructuring actions and the timing and recognition of restructuring charges, including any actions associated with the prolonged softness in markets in which we operate;

•	Higher-than-planned warranty expenses, including the outcome of known or potential recall campaigns;

•	Our ability to implement planned productivity, cost reduction, and other margin improvement initiatives;

•	Uncertainties of asbestos claim litigation and the outcome of litigation with insurance companies regarding the scope of coverage and the long-term solvency of our insurance carriers; and

•	Restrictive government actions by foreign countries (such as restrictions on transfer of funds and trade protection measures, including export duties, quotas and customs duties and tariffs).

NON-GAAP FINANCIAL MEASURES

In addition to the results reported in accordance with accounting principles generally accepted in the United States (GAAP), we have provided information regarding non-GAAP financial measures. These non-GAAP financial measures include Adjusted income (loss) from continuing operations, Adjusted diluted earnings (loss) per share from continuing operations, Adjusted EBITDA, Adjusted EBITDA margin, Free cash flow, and Net debt including retirement liabilities.
     Adjusted income (loss) from continuing operations and Adjusted diluted earnings (loss) per share from continuing operations are defined as reported income or loss from continuing operations and reported diluted earnings or loss per share from continuing operations before restructuring expenses, asset impairment charges and other special items as determined by management. Adjusted EBITDA is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization, non-controlling interests in consolidated joint ventures, loss on sale of receivables, restructuring expenses, asset impairment charges and other special items as determined by management. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by consolidated sales from continuing operations. Free cash flow is defined as cash flows provided by (used for) operating activities less capital expenditures. Net debt including retirement liabilities is defined as total debt plus pension assets, pension liability, retiree medical liability and other retirement benefits less cash and cash equivalents.

     Management believes these non-GAAP financial measures are useful to both management and investors in their analysis of the company's financial position and results of operations. In particular, management believes that Adjusted EBITDA, Adjusted EBITDA margin and Adjusted diluted earnings (loss) per share from continuing operations are meaningful measures of performance as they are commonly utilized by management and the investment community to analyze operating performance in our industry. Further, management uses Adjusted EBITDA for planning and forecasting future periods. In addition, we use Segment EBITDA as the primary basis for the Chief Operating Decision Maker (CODM) to evaluate the performance of each of our reportable segments. Segment EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, non-controlling interests in consolidated joint ventures, loss on sale of receivables, restructuring expense and asset impairment charges. Management believes that free cash flow is useful in analyzing our ability to service and repay debt and return value directly to shareholders. Net debt, including retirement liabilities, is a specific financial measure which is part of our three-year plan, M2016, to reduce debt and other balance sheet liabilities.
     Adjusted income (loss) from continuing operations and Adjusted diluted earnings (loss) per share from continuing operations and Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. Free cash flow should not be considered a substitute for cash provided by (used for) operating activities, or other cash flow statement data prepared in accordance with GAAP, or as a measure of financial position or liquidity. In addition, these non-GAAP cash flow measures do not reflect cash used to repay debt or cash received from the divestitures of businesses or sales of other assets and thus do not reflect funds available for investment or other discretionary uses. These non-GAAP financial measures, as determined and presented by the company, may not be comparable to related or similarly titled measures reported by other companies. Net debt should not be considered a substitute for total debt as reported on the balance sheet. Set forth below are reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP.
Adjusted income (loss) from continuing operations attributable to the company and adjusted diluted earnings (loss) per share from continuing operations are reconciled to income (loss) from continuing operations attributable to the company and diluted earnings (loss) per share from continuing operations below (in millions, except per share amounts).

	Year Ended September 30,
	2014	2013 (2)	2012 (2)
Adjusted income from continuing operations attributable to the company, net of tax	$101	$41	$110
Antitrust settlement with Eaton (1)	208	—	—
Restructuring costs	(7)	(22)	(39)
Gain on sale of property	—	—	16
Specific warranty contingency, net of supplier recovery	8	(7)	—
Pension settlement losses	—	(100)	—
Asbestos-related liability remeasurement	—	—	(18)
Gain on sale of equity investment	—	92	—
Loss on debt extinguishment	(31)	(19)	—
Income (loss) from continuing operations attributable to the company	$279	$(15)	$69
Adjusted diluted earnings per share from continuing operations	$1.02	$0.42	$1.13
Impact of adjustments on diluted earnings per share	1.79	(0.57)	(0.42)
Diluted earnings (loss) per share from continuing operations	$2.81	$(0.15)	$0.71

(1) Adjustment associated with our share of the antitrust settlement with Eaton less legal expenses incurred in fiscal year 2014.

(2) Amounts for prior periods have been recast for discontinued operations.

Free cash flow is reconciled to cash flows provided by (used for) operating activities below (in millions).

	Year Ended September 30,
	2014	2013	2012
Cash provided by (used for) operating activities	$215	$(96)	$77
Capital expenditures	(77)	(54)	(89)
Free cash flow	$138	$(150)	$(12)

Net debt, including retirement liabilities, is reconciled to total debt (in millions).

	September 30,
	2014	2013
Short-term debt	$7	$13
Long-term debt	965	1,125
Total debt	972	1,138

Pension assets - non-current	(104)	(55)
Pension liability - current	8	9
Pension liability - non-current	315	387
Pension liability	219	341

Retiree medical liability - current	33	37
Retiree medical liability - non-current	446	476
Retire medical liability	479	513

Other retirement benefits - current	2	2
Other retirement benefits - non-current	14	23
Subtotal	1,686	2,017

Less: Cash and cash equivalents	(247)	(318)
Net debt, including retirement liabilities	$1,439	$1,699

Adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. in “Results of Operations” below.

Results of Operations

     The following is a summary of our financial results for the last three fiscal years.

	Year Ended September 30,
	2014	2013 (3)	2012 (3)
	(in millions, except per share amounts)
Sales:
Commercial Truck & Industrial	$2,980	$2,920	$3,613
Aftermarket & Trailer	920	871	906
Intersegment Sales	(134)	(119)	(135)
SALES	$3,766	$3,672	$4,384
SEGMENT EBITDA:
Commercial Truck & Industrial	$218	$192	$270
Aftermarket & Trailer	106	87	81
SEGMENT EBITDA	324	279	351
Unallocated legacy and corporate costs, net (1)	(10)	(15)	(6)
ADJUSTED EBITDA	314	264	345
Interest expense, net	(130)	(126)	(95)
Provision for income taxes	(31)	(64)	(57)
Depreciation and amortization	(67)	(67)	(63)
Restructuring costs	(10)	(23)	(39)
Loss on sale of receivables	(8)	(6)	(9)
Pension settlement losses	—	(109)	—
Antitrust settlement with Eaton, net of tax (2)	208	—	—
Gain on sale of equity investment	—	125	—
Specific warranty contingency, net of supplier recovery	8	(7)	—
Gain on sale of property	—	—	16
Asbestos-related liability remeasurement	—	—	(18)
Noncontrolling interests	(5)	(2)	(11)
INCOME (LOSS) FROM CONTINUING OPERATIONS, attributable to Meritor, Inc.	279	(15)	69
LOSS FROM DISCONTINUED OPERATIONS, net of tax, attributable to Meritor, Inc.	(30)	(7)	(17)
NET INCOME (LOSS) attributable to Meritor, Inc.	$249	$(22)	$52
DILUTED EARNINGS (LOSS) PER SHARE, attributable to Meritor, Inc.
Continuing operations	$2.81	$(0.15)	$0.71
Discontinued operations	(0.30)	(0.07)	(0.17)
Diluted earnings (loss) per share	$2.51	$(0.22)	$0.54
DILUTED AVERAGE COMMON SHARES OUTSTANDING	99.2	97.1	97.2

(1)
Unallocated legacy and corporate costs, net represents items that are not directly related to our business segments. These costs primarily include asbestos-related charges associated with our year end liability remeasurement, pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability charges.

(2)	Adjustment associated with our share of the antitrust settlement with Eaton less legal expenses incurred in fiscal year 2014.

(3)	Amounts for prior periods have been recast for discontinued operations.

Fiscal Year 2014 Compared to Fiscal Year 2013

Sales

The following table reflects total company and business segment sales for fiscal years 2014 and 2013. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales (in millions).

					Dollar Change Due To
	2014	2013	Dollar Change	% Change	Currency	Volume / Other
Sales:
Commercial Truck & Industrial	$2,980	$2,920	$60	2%	$(41)	$101
Aftermarket & Trailer	920	871	49	6%	4	45
Intersegment Sales	(134)	(119)	(15)	13%	(10)	(5)
TOTAL SALES	$3,766	$3,672	$94	3%	$(47)	$141
Commercial Truck & Industrial sales were $2,980 million in fiscal year 2014, up 2 percent from fiscal year 2013, reflecting higher production primarily in our North America truck market partially offset by lower commercial truck production in South America and a step down in our FMTV program. North America industry-wide production volumes for heavy-duty trucks increased 16% in fiscal year 2014 as compared to fiscal year 2013. In addition, we experienced slightly higher sales in Europe in fiscal year 2014 compared to the prior fiscal year driven by sales in advance of Europe's implementation of the new commercial truck emission standards in January 2014. Sales in South America declined in fiscal year 2014 compared to fiscal year 2013 due to macro-economic conditions in the region. Foreign currency exchange rates, primarily the depreciation of the Brazilian real, unfavorably impacted sales by $41 million compared to the prior fiscal year.
 Aftermarket & Trailer sales were $920 million in fiscal year 2014, up 6 percent from fiscal year 2013. The increase was primarily due to higher revenue across all parts of the segment.

Cost of Sales and Gross Profit

Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the fiscal year ended September 30, 2014 was $3,279 million compared to $3,277 million in the prior year. Total cost of sales was approximately 87.1 percent of sales for the fiscal year ended September 30, 2014 compared to approximately 89.2 percent for the prior fiscal year.

The following table summarizes significant factors contributing to the changes in costs of sales during fiscal year 2014 compared to the prior fiscal year (in millions):

Cost of Sales
Fiscal year ended September 30, 2013	$3,277
Volumes, mix and other, net	34
Foreign exchange	(32)
Fiscal year ended September 30, 2014	$3,279

Changes in the components of cost of sales year over year are summarized as follows (in millions):

Higher material costs	$65
Lower labor and overhead costs	(26)
Other, net	(37)
Total increase in costs of sales	$2
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs increased by $65 million compared to the prior fiscal year primarily as a result of higher volume partially offset by material cost savings and movement in foreign currency rates, primarily the depreciation of the Brazilian real.

Labor and overhead costs decreased by $26 million compared to the prior fiscal year. The decrease was primarily due to a specific warranty contingency recorded in fiscal year 2013 that was substantially reversed in fiscal year 2014, savings associated with labor and burden cost reduction programs and by movement in foreign currency rates, primarily the depreciation of the Brazilian real.

Other, net decreased by $37 million compared to the prior fiscal year. The decrease was primarily due to a $15 million immediate recognition of negative prior service costs related to the curtailment on our retiree medical liability and decrease in foreign currency transaction losses.

Gross margin, for fiscal year 2014 was $487 million compared to $395 million in fiscal year 2013. Gross margin, as a percentage of sales, was 12.9 percent and 10.8 percent for fiscal years 2014 and 2013, respectively.

Other Income Statement Items

Selling, general and administrative expenses (SG&A) for fiscal years 2014 and 2013 are summarized as follows (in millions):

	2014		2013		Increase (Decrease)
	Amount	% of sales	Amount	% of sales
SG&A
Loss on sale of receivables	$8	0.2%	$6	0.2%	$2	—
Short- and long-term variable compensation	35	0.9%	20	0.5%	15	0.4 pts
Legal fee recovery from the Eaton settlement	(20)	(0.5)%	—	—%	(20)	(0.5) pts
Asbestos-related liability remeasurement	20	0.5%	7	0.2%	13	0.3 pts
Executive severance	—	—%	4	0.1%	(4)	(0.1) pts
Long-term liability reduction	(5)	(0.1)%	—	—%	(5)	(0.1) pts
All other SG&A	220	5.8%	216	5.9%	4	(0.1	) pts
Total SG&A	$258	6.8%	$253	6.9%	$5	(0.1	) pts
In the fourth quarter of fiscal year 2014, we incurred a $20 million charge associated with the re-measurement of our asbestos liabilities net of expected insurance recoveries. The increase in our fiscal year 2014 net liability is primarily due to increasing claim filings and higher projected defense costs.
   In the third quarter of fiscal year 2014, as a result of the settlement with Eaton, ZF Meritor was obligated to reimburse the company $20 million for the recovery of current and prior period legal expenses. We recognized the recovery in SG&A as the historical incurrence of these costs was included in SG&A in the consolidated statements of operations in prior periods.
In the first quarter of fiscal year 2014, we executed a change to our long-term disability benefit plan reducing the duration for which we provide medical and dental benefits to individuals on long-term disability to be more consistent with market practices. This resulted in a $5 million reduction in the liability associated with these benefits.
All other SG&A represents normal selling, general and administrative expense and decreased year over year. Total SG&A as a percentage of sales remained relatively flat year over year.

  Pension settlement losses of $109 million were recognized during the fiscal year ended 2013. During the third quarter ended June 30, 2013, we recognized $36 million loss associated with the settlement of certain Canadian pension plans. In addition, we recognized a $73 million settlement loss in the fourth quarter of fiscal year 2013 associated with our U.S. retirement plan lump-sum payouts.
Restructuring costs were $10 million in fiscal year 2014 compared to $23 million in fiscal year 2013. Our Commercial Truck & Industrial segment recognized $8 million of restructuring costs in fiscal year 2014 primarily related to employee severance costs. Our Aftermarket & Trailer segment recognized $1 million of restructuring costs during fiscal year 2014 primarily related to employee severance costs. In addition, we recognized $1 million of restructuring costs at our corporate locations.
Restructuring costs in fiscal year 2013 were $23 million. Our Commercial Truck & Industrial segment recognized $17 million primarily related to employee severance costs and a lease termination. Our Aftermarket & Trailer segment recognized $3 million of restructuring costs during fiscal year 2013 primarily related to employee severance costs. In addition, we recognized $3 million of restructuring costs at our corporate locations associated with our segment reorganization.
Operating income for fiscal year 2014 was $217 million, compared to $7 million in fiscal year 2013. Key items affecting income are discussed above.

     Equity in earnings of ZF Meritor was $190 million in fiscal year 2014 related to our share of the earnings on the antitrust settlement with Eaton in the third quarter of fiscal year 2014.

Equity in earnings of affiliates was $38 million in fiscal year 2014, compared to $42 million in the prior year. The decrease was primarily due to the sale of our ownership interest in the Suspensys Sistemas Automotivos LTDA (the "Suspensys joint venture") in the fourth quarter of fiscal year 2013, partially offset by higher earnings from our North American joint ventures.

Gain on sale of equity investment of $125 million was recognized in fiscal year 2013 associated with the sale of our 50-percent ownership interest in our Suspensys joint venture in the fourth quarter of fiscal year 2013.

 Interest expense, net was $130 million and $126 million in fiscal years 2014 and 2013, respectively. The increase was driven primarily by the loss on debt extinguishment incurred in fiscal year 2014 compared to the prior fiscal year. In fiscal year 2014, we recognized $31 million net loss on debt extinguishment compared to $19 million in the prior fiscal year. During the second quarter ended March 31, 2014, we exercised a call option to redeem $250 million of our 10.625 percent notes due 2018 at a premium of 5.313 percent of the principal amount. During the fourth quarter, we repurchased the remaining $84 million of our 8.125 percent notes as well as $38 million of our 4.0 percent convertible notes due 2027. Excluding loss on debt extinguishment, our interest expense year over year decreased.

Provision for income taxes was $31 million in fiscal year 2014 compared to $64 million in fiscal year 2013. The decrease in provision for income taxes was primarily attributable to the tax effect of the gain on the sale of our equity interest in our Suspensys joint venture, partially offset by the tax benefit received from the Canadian pension settlement charge, both recorded in fiscal year 2013. Provision for income taxes in fiscal year 2014 also decreased due to lower earnings in tax-paying jurisdictions. In fiscal year 2014, our effective tax rate was 10 percent compared to 125 percent in the prior year. The decrease is primarily attributable to $210 million of pre-tax share on the antitrust lawsuit settlement with Eaton Corporation, which was recorded in a jurisdiction with a valuation allowance.  This income resulted in a decrease to the valuation allowance, rather than an adjustment to income tax expense.

Income (loss) from continuing operations (before noncontrolling interests) for fiscal year 2014 was $284 million compared to a loss from continuing operations of $13 million in fiscal year 2013. The reasons for the increase are previously discussed.

Loss from discontinued operations for fiscal year 2014 was $30 million, compared to a loss of $7 million in the prior fiscal year. Significant items included in results from discontinued operations in fiscal years 2014 and 2013 include the following (in millions):

	Year Ended September 30,
	2014	2013
Operating loss, net (primarily Mascot)	$(8)	$(3)
Loss on Mascot Disposal (1)	(23)	—
Environmental remediation charges	(4)	(5)
Other, net	(2)	(4)
Loss before income taxes	(37)	(12)
Benefit for income taxes	7	5
Loss from discontinued operations attributable to Meritor, Inc.	$(30)	$(7)

 (1) Includes loss on sale, severance and other disposal costs.

Net income attributable to noncontrolling interests was $5 million in fiscal year 2014 compared to $2 million in fiscal year 2013. Noncontrolling interests represent our minority partners’ share of income or loss associated with our less than 100-percent-owned consolidated subsidiaries.

Net income (loss) attributable to Meritor, Inc. was $249 million for fiscal year 2014 compared to a net loss of $22 million in fiscal year 2013. Various factors affecting the net income are previously discussed.

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

As discussed previously, we announced the planned disposition of our Mascot business during the fourth quarter of fiscal year 2014 and ceased all manufacturing operations and use of productive assets prior to September 30, 2014. The Mascot business has been classified as part of discontinued operations at September 30, 2014, and all prior period amounts have been recast to reflect this presentation.

The following table reflects Segment EBITDA and EBITDA margins for fiscal years 2014 and 2013 (dollars in millions).

	Segment EBITDA				Segment EBITDA Margins
	2014	2013	$ Change	% Change	2014	2013	Change
Commercial Truck & Industrial	$218	$192	$26	14%	7.3%	6.6%	0.7 pts
Aftermarket & Trailer	106	87	19	22%	11.5%	10.0%	1.5 pts
Segment EBITDA	$324	$279	$45	16%	8.6%	7.6%	1.0 pts

Significant items impacting year-over-year Segment EBITDA include the following:

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA–Year ended September 30, 2013	$192	$87	$279
Lower earnings from unconsolidated affiliates	(1)	(5)	(6)
Higher variable compensation	(12)	(3)	(15)
Impact of foreign currency exchange rates	(14)	(2)	(16)
Volume, mix, pricing and other	53	29	82
Segment EBITDA – Year ended September 30, 2014	$218	$106	$324
Commercial Truck & Industrial Segment EBITDA was $218 million in fiscal year 2014 compared to $192 million in the prior fiscal year. Segment EBITDA margin increased to 7.3 percent in fiscal year 2014 compared to 6.6 percent in the prior fiscal year. The increase in Segment EBITDA and EBITDA margin reflects the favorable impact of material, labor and burden performance and higher commercial vehicle sales, primarily in North America. This was partially offset by the unfavorable mix impact of lower sales in South America and Defense and higher variable incentive compensation.

Aftermarket & Trailer Segment EBITDA was $106 million in fiscal year 2014, up $19 million compared to the prior fiscal year. Segment EBITDA margin increased to 11.5 percent compared to 10.0 percent in the prior year. The increase in Segment EBITDA and EBITDA margin is primarily due to higher sales of our core aftermarket products, pricing actions, and favorable material, labor and burden performance, which more than offset the loss of earnings associated with the divestiture of our 50-percent ownership interest in our Suspensys joint venture during the fourth quarter of fiscal year 2013. The prior year also includes a $5 million value-added tax charge that did not repeat in fiscal year 2014.

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

					Dollar Change Due To
	2013	2012	Dollar Change	% Change	Currency	Volume / Other
Sales:
Commercial Truck & Industrial	$2,920	$3,613	$(693)	(19)%	$(47)	$(646)
Aftermarket & Trailer	871	906	(35)	(4)%	3	(38)
Intersegment Sales	(119)	(135)	16	(12)%	(2)	18
TOTAL SALES	$3,672	$4,384	$(712)	(16)%	$(46)	$(666)
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

Aftermarket & Trailer sales were $871 million in fiscal year 2013, down 4 percent from fiscal year 2012. The decrease in sales is primarily due to lower sales of core aftermarket replacement products, primarily in North America partially offset by pricing actions in our Aftermarket business.

Cost of Sales and Gross Profit

Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the fiscal year ended September 30, 2013 was $3,277 million compared to $3,902 million in the prior year, representing a decrease of 16 percent. The decrease in costs of sales is primarily due to lower sales volumes, which is discussed above.

Total cost of sales was approximately 89.2 percent of sales for the fiscal year ended September 30, 2013 compared to approximately 89.0 percent for the prior fiscal year.

The following table summarizes significant factors contributing to the changes in costs of sales during fiscal year 2013 compared to the prior fiscal year (in millions):

Cost of Sales
Fiscal year ended September 30, 2012	$3,902
Volumes, mix and other, net	(588)
Foreign exchange	(37)
Fiscal year ended September 30, 2013	$3,277

Changes in the components of cost of sales year over year are summarized as follows (in millions):

Lower material costs	$(588)
Lower labor and overhead costs	(51)
Other, net	14
Total decrease in costs of sales	$(625)
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs decreased by $588 million compared to the prior year primarily as a result of lower sales and lower material cost attributable to net material savings. In addition, global steel prices were lower in fiscal year 2013 as compared to fiscal year 2012.

Labor and overhead costs decreased by $51 million compared to the prior year. The decrease was primarily due to lower sales in the fiscal year 2013 and savings associated with the variable labor cost reductions as part of our continuous improvement initiatives partially offset by a $7 million specific warranty contingency charge, net of supplier recovery, related to a non-safety, product performance issue recognized in fiscal year 2013.

Other, net increased by $14 million compared to the same period in the prior year. The increase was primarily due to higher currency losses in our operations compared to the prior year.
As a result of the above, gross profit for the fiscal year ended September 30, 2013 was $395 million compared to $482 million in the same period last year. Gross margins decreased to 10.8 percent for the fiscal year ended September 30, 2013 compared to 11.0 percent in the prior year.

Other Income Statement Items

Selling, general and administrative expenses (SG&A) for fiscal years 2013 and 2012 are summarized as follows (in millions):

	2013		2012		Increase (Decrease)
	Amount	% of sales	Amount	% of sales
SG&A
Loss on sale of receivables	$6	0.2%	$9	0.2%	$(3)	—
Short- and long-term variable compensation	20	0.5%	23	0.5%	(3)	—
Charge for legal contingency	—	—%	6	0.1%	(6)	(0.1) pts
Asbestos-related liability remeasurement	7	0.2%	18	0.4%	(11)	(0.2) pts
Executive severance	4	0.1%	—	—%	4	0.1 pts
All other SG&A	216	5.9%	226	5.2%	(10)	0.7	pts
Total SG&A	$253	6.9%	$282	6.4%	$(29)	0.5	pts
All other SG&A represents normal selling, general and administrative expense and declined approximately 4 percent year over year primarily due to cost reduction related to headcount actions executed in fiscal year 2013. The increase in total SG&A as a percentage of sales compared to the fiscal year 2012 was due to lower sales in fiscal year 2013.

Pension settlement losses of $109 million were recognized during the fiscal year ended 2013. During the third quarter ended June 30, 2013, we recognized $36 million loss associated with the settlement of certain Canadian pension plans. In addition, we recognized a $73 million settlement loss in the fourth quarter of fiscal year 2013 associated with our U.S. retirement plan lump-sum payouts.

Restructuring costs were $23 million in fiscal year 2013 compared to $39 million in fiscal year 2012. Our Commercial Truck & Industrial segment recognized $17 million of restructuring costs in fiscal year 2013 primarily related to employee severance costs and a lease termination. Our Aftermarket & Trailer segment recognized $3 million of restructuring costs during the fiscal year 2013 primarily related to employee severance costs. In addition, we recognized $3 million of restructuring costs at our corporate locations associated with our segment reorganization.
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
Operating income for fiscal year 2013 was $7 million, compared to $173 million in fiscal year 2012. Key items affecting income are discussed above.

Gain on sale of equity investment of $125 million recognized during fiscal year 2013 is associated with the sale of our 50-percent ownership interest in our Suspensys joint venture in the fourth quarter of fiscal year 2013.

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

Provision for income taxes was $64 million in fiscal year 2013 compared to $57 million in fiscal year 2012. The increase in provision for income taxes was primarily due to the tax effect of the gain on the sale of our equity interest in our Suspensys joint venture, partially offset by the tax benefit received from the Canadian pension settlement charge, and lower earnings in taxpaying jurisdictions. In fiscal year 2013, our effective tax rate was 125 percent compared to 42 percent in the prior year.

Loss from continuing operations (before noncontrolling interests) for fiscal year 2013 was $13 million compared to income from continuing operations of $80 million in fiscal year 2012. The reasons for the decrease are previously discussed.

Loss from discontinued operations for fiscal year 2013 was $7 million, compared to a loss of $17 million in the prior year. Significant items included in results from discontinued operations in fiscal year 2013 and 2012 include the following (in millions):

	Year Ended September 30,
	2013	2012
Loss on sale of businesses, net	$—	$(1)
Restructuring costs	(3)	(1)
Charge for legal contingency and indemnity obligation	—	(10)
Environmental remediation charges	(5)	(3)
Other, net	(4)	(5)
Loss before income taxes	(12)	(20)
Benefit for income taxes	5	3
Loss from discontinued operations attributable to Meritor, Inc.	$(7)	$(17)

Loss on sale of businesses, net: The loss on sale of business in fiscal year 2012 relates to the sale of our damper business located in Leicester, England during the first quarter.
Charge for legal contingency and indemnity obligation: On March 31, 2008, S&E Quick Lube, a filter distributor, filed a lawsuit in U.S. District Court for the District of Connecticut alleging that several filter manufacturers and their affiliated corporate entities, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit was a purported class action on behalf of direct purchasers of filters from the defendants. In April 2012, the company settled with the U.S. indirect purchasers for $3.1 million. In August 2012, the company entered into a settlement agreement for the remaining claims with the U.S. direct purchasers for $8.3 million. During the fourth quarter of fiscal year 2013, the company settled with the remaining plaintiffs in the litigation actions in Canada for an immaterial amount.
Other primarily relates to charges for changes in estimates and adjustments related to certain assets and liabilities retained from previously sold businesses and indemnities provided at the time of sale. Also included in other charges are operating losses and costs associated with the sale of our divested businesses.
Net income attributable to noncontrolling interests was $2 million in fiscal year 2013 compared to $11 million in fiscal year 2012. Noncontrolling interests represent our minority partners’ share of income or loss associated with our less than 100 percent owned consolidated subsidiaries.

Net loss attributable to Meritor, Inc. was $22 million for fiscal year 2013 compared to a net income of $52 million for fiscal year 2012.Various factors affecting the net loss were previously discussed.

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

During the fourth quarter of fiscal year 2014, we disposed of our Mascot business and ceased all manufacturing operations and use of productive assets prior to September 30, 2014. The Mascot business has been classified as part of discontinued operations at September 30, 2014 and all prior period amounts have been recast to reflect this presentation.

The following table reflects Segment EBITDA and EBITDA margins for fiscal years 2013 and 2012 (dollars in millions).

	Segment EBITDA				Segment EBITDA Margins
	2013	2012	$ Change	% Change	2013	2012	Change
Commercial Truck & Industrial	$192	$270	$(78)	(29)%	6.6%	7.5%	(0.9) pts
Aftermarket & Trailer	87	81	6	7%	10.0%	8.9%	1.1 pts
Segment EBITDA	$279	$351	$(72)	(21)%	7.6%	8.0%	(0.4) pts
Significant items impacting year-over-year Segment EBITDA include the following:

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA–Year ended September 30, 2012	$270	$81	$351
Lower earnings from unconsolidated affiliates	(9)	(1)	(10)
Lower pension and retiree medical costs	5	1	6
Impact of foreign currency exchange rates	(13)	1	(12)
Volume, mix, pricing and other, net of cost reductions	(61)	5	(56)
Segment EBITDA – Year ended September 30, 2013	$192	$87	$279
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

Aftermarket & Trailer Segment EBITDA was $87 million in fiscal year 2013, up $6 million compared to the prior fiscal year. Segment EBITDA margin increased to 10.0 percent in the current fiscal year compared to 8.9 percent in fiscal year 2012. The increase in Segment EBITDA is primarily due to pricing actions and lower material and structural costs, partially offset by a $5 million accrual associated with value-added tax for certain sales transactions.

Non-Consolidated Joint Ventures

At September 30, 2014, our continuing operations included investments in joint ventures that are not majority owned or controlled and are accounted for under the equity method of accounting. Our investments in non-consolidated joint ventures totaled $106 million at September 30, 2014 and $102 million at September 30, 2013.

These strategic alliances provide for sales, product design, development and/or manufacturing in certain product and geographic areas. Aggregate sales of our non-consolidated joint ventures were $1,268 million, $1,552 million and $1,787 million in fiscal years 2014, 2013 and 2012, respectively.

Our equity in the earnings of affiliates was $38 million, $42 million and $52 million in fiscal years 2014, 2013 and 2012, respectively. We received cash dividends from our affiliates of $36 million, $30 million and $47 million in fiscal years 2014, 2013 and 2012, respectively.

In June 2014, ZF Meritor LLC (“ZF Meritor”), a joint venture between ZF Friedrichshafen AG and our subsidiary, Meritor Transmission, entered into a settlement agreement with Eaton Corporation relating to an antitrust lawsuit filed by ZF Meritor in 2006. Pursuant to the terms of the settlement agreement, Eaton agreed to pay $500 million to ZF Meritor. In July 2014, ZF Meritor received proceeds of $400 million net of attorney's contingency fees. In July 2014, we received proceeds of $210 million representing our share based on our ownership interest in ZF Meritor and including a recovery of current and prior years' attorney expenses paid by Meritor. ZF Meritor and Meritor Transmission agreed to dismiss all pending antitrust litigation with Eaton. ZF Meritor does not have any operating activities.

Our pre-tax share of the settlement was $210 million ($209 million after-tax), of which $190 million was recognized as equity in earnings of ZF Meritor and $20 million for the recovery of legal expenses from ZF Meritor was recognized as a reduction of selling, general and administrative expenses in the consolidated statement of operations. The proceeds from the settlement were used primarily to voluntarily pre-fund the next three years of mandatory pension contributions in our U.S. and U.K. pension plans.

On July 30 2013, we completed the sale of our 50-percent ownership interest in the Suspensys joint venture to the company's joint venture partner, Randon S.A. Implementos E Participações. Our fiscal 2013 earnings from continuing operations includes Suspensys joint venture financial results for the ten months ended July 31, 2013.

For more information about our non-consolidated joint ventures, see Note 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Cash Flows (in millions)

	Fiscal Year Ended September 30,
	2014	2013	2012
OPERATING CASH FLOWS
Income (loss) from continuing operations	$284	$(13)	$80
Adjustments to income (loss) from continuing operations:
Depreciation and amortization	67	67	63
Loss on debt extinguishment	31	24	—
Deferred income tax expense (benefit)	(2)	(4)	13
Pension and retiree medical expense	25	151	53
Gain on sale of equity investment	—	(125)	—
Gain on sale of property	—	—	(16)
Equity in earnings of ZF Meritor	(190)	—	—
Equity in earnings of other affiliates	(38)	(42)	(52)
Restructuring costs	10	23	39
Dividends received from ZF Meritor	190	—	—
Dividends received from other equity method investments	36	30	47
Pension and retiree medical contributions	(177)	(153)	(140)
Restructuring payments	(10)	(23)	(22)
Decrease (increase) in working capital	20	(100)	43
Changes in off-balance sheet accounts receivable securitization and factoring	(46)	43	(24)
Other, net	27	44	12
Cash flows provided by (used for) continuing operations	227	(78)	96
Cash flows used for discontinued operations	(12)	(18)	(19)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$215	$(96)	$77

Cash provided by operating activities for fiscal year 2014 was $215 million compared to cash used of $96 million in fiscal year 2013 and cash provided of $77 million in fiscal year 2012. The increase in cash flows provided by continuing operations in fiscal year 2014 was primarily due to improvement in earnings from operations including proceeds received from the settlement of the Eaton antitrust litigation, partially offset by pension and retiree medical contributions, including voluntary pre-funding of the next three years of mandatory contributions in our U.S. and U.K. pension plans, and decrease in working capital compared to fiscal year 2013. The cash outflow in continuing operations in fiscal year 2013 was primarily due to an increase in working capital and pension contributions.

	Fiscal Year Ended September 30,
	2014	2013	2012
INVESTING CASH FLOWS
Capital expenditures	$(77)	$(54)	$(89)
Proceeds from sale of equity investment	—	182	—
Proceeds from sale of property	—	—	18
Other investing activities	—	3	3
Net investing cash flows provided by discontinued operations	7	6	28
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	$(70)	$137	$(40)
Cash used for investing activities was $70 million in fiscal year 2014, compared to cash provided by investing activities of $137 million in fiscal year 2013 and cash used of $40 million in fiscal year 2012. Capital expenditures were $77 million in fiscal year 2014 compared to $54 million in fiscal year 2013 and $89 million in fiscal year 2012.

Proceeds from the sale of equity investment in fiscal year 2013 is related to the sale of our 50-percent ownership equity interest in the Suspensys joint venture. Proceeds from sale of property in fiscal year 2012 were related to the sale of excess land at our Commercial Truck facility at Cwmbran, Wales.

Net investing cash flows provided by discontinued operations in fiscal year 2014 includes $4 million of proceeds from the sale of our Mascot business. In addition, we received $3 million for the third installment on the note receivable that was issued at the time of sale of our Body Systems business.

Net investing cash flows provided by discontinued operations in fiscal year 2013 includes $3 million of proceeds from the sale of property from our divested Light Vehicle Systems business group. In addition, we received $3 million for the second installment on the note receivable that was issued at the time of sale of our Body Systems business.
Net investing cash flows provided by discontinued operations in fiscal year 2012 includes $27 million of cash received from the purchaser of our Body Systems business. We received $24 million, net of tax withholdings, of cash balances which were held at Body Systems entities in China and Brazil at the time of sale and which the company was entitled to receive as these balances became available for distribution from those jurisdictions. We received $3 million for the first installment on the note receivable that was issued at the time of sale as part of the purchase consideration.

	Fiscal Year September 30,
	2014	2013	2012
FINANCING CASH FLOWS
Repayment of notes and term loan	$(439)	$(475)	$(86)
Proceeds from debt issuance	225	500	100
Other financing activities	12	11	—
Net change in debt	(202)	36	14
Debt issuance costs	(10)	(12)	(12)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$(212)	$24	$2
Cash used for financing activities was $212 million in fiscal year 2014 compared to cash provided of $24 million in fiscal year 2013 and cash provided of $2 million in fiscal year 2012. During fiscal year 2014, we issued $225 million of 6.25 percent senior unsecured notes due in 2024. Net proceeds from the issuance of these notes were used along with available cash to retire the $250 million of 10.625 percent notes due in 2018 at a premium of $13 million. We also repurchased $38 million of our 4.0 percent convertible notes due February 2027 and our $84 million outstanding 8.125 percent notes due September 2015. The outstanding term loan balance of $45 million was paid in fiscal year 2014.
During fiscal year 2013, we issued debt securities generating aggregate proceeds of $500 million. We used a portion of the proceeds to repurchase $167 million of our $250 million 8.125 percent notes due in 2015 and retire $245 million of our outstanding 4.625 percent convertible senior notes due 2026. In addition, we incurred an aggregate of $12 million of costs related to the issuance of debt securities. During the fourth quarter of fiscal year 2013, we made a $45 million principal repayment under our term loan due 2016.

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

Contractual Obligations

As of September 30, 2014, we are contractually obligated to make payments as follows (in millions):

	Total	2015	2016	2017	2018	2019	Thereafter (2)
Total debt (1)	$1,024	$7	$22	$17	$4	$2	$972
Operating leases	92	16	14	13	13	12	24
Interest payments on long-term debt	457	47	47	47	47	47	222
Total	$1,573	$70	$83	$77	$64	$61	$1,218

(1)
See additional discussion under "Liquidity" below. Total debt excludes the unamortized discount on convertible notes of $31 million and a discount on $21 million on the 7.875 percent notes due March 1, 2016.

(2)
Includes our 4.625 percent, 4.0 percent and 7.875 percent convertible notes which contain a put and call feature that allows for earlier redemption beginning in 2016, 2019 and 2020, respectively (for further discussion, refer to Note 15 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data Convertible Securities below).

We also sponsor defined benefit pension plans that cover most of our U.S. employees and certain non-U.S. employees. Our funding practice provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries. Management expects funding for our retirement pension plans of approximately $10 million in fiscal year 2015.

We also sponsor retirement medical plans that cover certain of our U.S. and non-U.S. employees and retirees, including certain employees of divested businesses, and provide for medical payments to eligible employees and dependents upon retirement. Management expects gross retiree medical plan benefit payments of approximately $38 million, $39 million, $39 million, $40 million and $40 million in fiscal years 2015, 2016, 2017, 2018 and 2019, respectively, before consideration of any Part D reimbursement from the U.S. government.

Contractual obligations identified in the table above do not include liabilities associated with uncertain tax positions of $14 million due to the high degree of uncertainty regarding the future cash outflows associated with these amounts. For additional discussion of uncertain tax positions, refer to Note 21 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Liquidity

Our outstanding debt, net of discounts where applicable, is summarized below (in millions). For a detailed discussion of terms and conditions related to this debt, see Note 15 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

	September 30,
	2014	2013
Fixed-rate debt securities	$500	$606
Fixed-rate convertible notes	446	482
Term Loan	—	45
Unamortized discount on convertible notes	(31)	(43)
Unamortized gain on interest rate swap termination	—	2
Other borrowings	57	46
Total debt	$972	$1,138
     Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs, restructuring and product development programs. We expect fiscal year 2015 capital expenditures to be in the range of $80 million to $90 million.
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
     In February 2012, we filed a shelf registration statement with the Securities and Exchange Commission, which was amended in November 2012, registering up to $750 million of debt and/or equity securities that we may offer in one or more series on terms to be determined at the time of sale. The amount remaining at September 30, 2014 is $250 million.
     We believe our current financing arrangements provide us with the financial flexibility required to maintain our operations and fund future growth, including actions required to improve our market share and further diversify our global operations, through the term of our revolving credit facility, which matures in February 2019.

Sources of liquidity as of September 30, 2014, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 9/30/14	Readily Available as of 9/30/14	Current Expiration
On-balance sheet arrangements:
Revolving credit facility(1)	$499	$—	$499	February 2019(1)
Committed U.S. accounts receivable securitization(2)	100	—	86	October 2017
Total on-balance sheet arrangements	599	—	585
Off-balance sheet arrangements:(2)
Swedish Factoring Facility	$191	$127	—	June 2015
U.S. Factoring Facility	83	81	—	October 2015
U.K. Factoring Facility	32	7	—	February 2018
Italy Factoring Facility	38	10	—	June 2017
Other uncommitted factoring facilities	26	19	—	Various
Letter of credit facility	30	25	5	March 2019
Total off-balance sheet arrangements	400	269	5
Total available sources	$999	$269	$590

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

Cash and Liquidity Needs – Our cash and liquidity needs have been impacted by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At September 30, 2014, we had $247 million in cash and cash equivalents.

Our availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant, as defined in the agreement, which may limit our borrowings under the agreement as of each quarter end. As long as we are in compliance with those covenants as of the quarter end, we have full availability (up to the amount of collateral under the collateral test) under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At September 30, 2014, the company was in compliance with all covenants under its credit agreement.
     Debt Repurchase Program – On January 23, 2014, the Offering Committee of our Board of Directors approved a repurchase program for up to $100 million of any of our public debt securities (including without limitation convertible debt securities) from time to time through open market purchases or privately negotiated transactions or otherwise, until December 15, 2014. As of September 30, 2014, $38 million has been repurchased.

Issuance of 2024 Notes - On February 13, 2014, we completed a public offering of debt securities consisting of the issuance of $225 million 10-year, 6.25 percent notes due February 15, 2024 (the "2024 Notes"). The 2024 Notes were offered and sold pursuant to our shelf registration statement. The proceeds from the sale of the 2024 Notes, net of fees, were $221 million and, together with cash on hand, were used to repurchase $250 million of the company's outstanding 10.625 percent notes due 2018. The 2024 Notes constitute senior unsecured obligations of the company and rank equally in right of payment with its existing and future senior unsecured indebtedness, and effectively junior to existing and future secured indebtedness to the extent of the security therefor. They are guaranteed on a senior unsecured basis by each of the company's subsidiaries from time to time guaranteeing the senior secured credit facility. Prior to February 15, 2017, the company may redeem up to 35 percent of the aggregate principal amount of the 2024 Notes issued on the initial issue date with the net cash proceeds of one or more public sales of our common stock at a redemption price equal to 106.25 percent of the principal amount of the 2024 Notes to be redeemed, plus accrued and unpaid interest, if any, on the 2024 Notes to be redeemed provided that at least 65 percent of the aggregate principal amount of 2024 Notes originally issued remains outstanding after each such redemption and notice of any such redemption is mailed within 90 days of any such sale of common stock. Prior to February 15, 2019, the company may redeem up to 100 percent of the aggregate principal amount of the 2024 Notes issued on the initial issue date at a redemption price equal to the sum of 100% of principal amount of the 2024 Notes to be redeemed, plus the applicable premium as of the redemption date on the 2024 Notes to be redeemed, plus accrued and unpaid interest, if any. On or after February 15, 2019, 2020, 2021 and 2022, the company has the option to redeem the 2024 Notes, in whole or in part, at the redemption price of 103.125 percent, 102.083 percent, 101.042 percent, and 100.000 percent, respectively.
If a Change of Control (as defined in the indenture under which the 2024 Notes were issued) occurs, unless the company has exercised its right to redeem the securities, each holder of the 2024 Notes may require the company to repurchase some or all of such holder's securities at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest.
Issuance of 2021 Notes - On May 31, 2013, we completed a public offering of debt securities consisting of the issuance of $275 million 8-year, 6.75 percent notes due June 15, 2021 (the "2021 Notes"). The 2021 Notes were offered and sold pursuant to our shelf registration statement. The proceeds from the sale of the 2021 notes, net of fees, were $269 million and were primarily used to repurchase $167 million of the company's outstanding $250 million 8.125 percent notes due 2015. The 2021 Notes constitute senior unsecured obligations of the company and rank equally in right of payment with its existing and future senior unsecured indebtedness, and effectively junior to existing and future secured indebtedness to the extent of the security therefor. They are guaranteed on a senior unsecured basis by each of the company's subsidiaries from time to time guaranteeing the senior secured credit facility. Prior to June 15, 2016, the company may redeem up to 35 percent of the aggregate principal amount of the 2021 Notes issued on the initial issue date with the net cash proceeds of one or more public sales of our common stock at a redemption price equal to 106.75 percent of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, if any, on the 2021 Notes to be redeemed. On or after June 15, 2016, 2017, 2018 and 2019, the company has the option to redeem the 2021 Notes, in whole or in part, at the redemption price of 105.063 percent, 103.375 percent, 101.688 percent, and 100.000 percent, respectively.
If a Change of Control (as defined in the indenture under which the 2021 Notes were issued) occurs, unless the company has exercised its right to redeem the securities, each holder of the 2021 Notes may require the company to repurchase some or all of such holder's securities at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest.
Redemption of 2015 Notes - On September 20, 2014, we completed the redemption of all outstanding 8.125 percent notes due September 15, 2015. The notes were redeemed at a premium equal to 7 percent of their principal amount. The repurchase of $84 million of 8.125 percent notes was accounted for as an extinguishment of debt, and accordingly, we recognized a net loss on debt extinguishment of $5 million, consisting of $6 million of premium net of a $1 million acceleration of the remaining unamortized gain on a related interest rate swap termination. The net loss on debt extinguishment is included in interest expense, net in the consolidated statement of operations.
Repurchase of 2027 Notes - On August 5, 2014, we repurchased $38 million of our 4.0 percent convertible notes due February 15, 2027. The notes were purchased at a premium equal to 7 percent of their principal amount. The repurchase of $38 million of 4.0 percent convertible notes was accounted for as an extinguishment of debt, and accordingly, we recognized a net loss on debt extinguishment of $5 million, the majority of which is premium. The net loss on debt extinguishment is included in interest expense, net in the consolidated statement of operations.
Redemption of 2018 Notes - On March 15, 2014, we completed the redemption of all outstanding 10.625 percent notes due March 15, 2018. These notes were redeemed at a premium equal to 5 percent of their principal amount. The repurchase of our $250 million 10.625 percent notes was accounted for as an extinguishment of debt, and accordingly, we recognized a net loss on debt extinguishment of $19 million, which consisted of $6 million of unamortized discount and deferred issuance costs and $13 million of premium. The net loss on debt extinguishment is included in interest expense, net in the consolidated statement of operations.

Repurchase of 2015 Notes - On June 5, 2013, we completed the cash tender offer for our 8.125 percent notes due September 15, 2015. These notes were repurchased at a premium equal to 14 percent of their principal amount. The repurchase of $167 million of 8.125 percent notes was accounted for as an extinguishment of debt, and accordingly, we recognized a net loss on debt extinguishment of $19 million, which is included in interest expense, net in the consolidated statement of operations.
Revolving Credit Facility –On February 13, 2014, we amended and restated our senior secured revolving credit facility. Pursuant to the revolving credit agreement as amended, we have a $499 million revolving credit facility, $89 million of which matures in April 2017 for banks that elected not to extend their commitments under the revolving credit facility existing at December 31, 2013, and the remaining $410 million of which matures in February 2019. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants.
No borrowings were outstanding under the revolving credit facility at September 30, 2014 and 2013. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. No letters of credit were outstanding on September 30, 2014 or 2013. At certain times during any given month, we could draw on our revolving credit facility to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay borrowing under the facility. Accordingly, during any given month, we may draw down on this facility in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 throughout the term of the agreement. At September 30, 2014, we were in compliance with all covenants under our credit agreement with a ratio of approximately 0.36x for the priority debt-to-EBITDA covenant.
The availability under the amended and extended revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At September 30, 2014, the revolving credit facility was collateralized by approximately $615 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating for the senior secured facilities. At September 30, 2014, the margin over LIBOR rate was 350 basis points, and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 250 basis points.
Certain of the company's subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly held notes outstanding under the company's indentures, including the 2024 Notes issued in February 2014, the 2021 Notes issued in May 2013 and the 7.875 percent convertible notes due 2026 issued in December 2012 (see Note 26 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).
Term Loan – As part of the amendment and restatement of the revolving credit facility, on April 23, 2012, we also entered into a $100 million term loan agreement with a maturity date of April 23, 2017. On February 13, 2014, we repaid the outstanding balance on the term loan of $41 million and recognized a $2 million loss on the repayment associated with unamortized debt issuance costs. At September 30, 2014, there was no outstanding balance on the term loan.

U.S. Securitization Program – We have a $100 million U.S. accounts receivables securitization facility. On October 15, 2014, we entered into an amendment which extends the facility expiration date to October 15, 2017 and sets the maximum permitted priority-debt-to-EBITDA ratio as of the last day of each fiscal quarter under the Securitization Facility at 2.25 to 1.00. This program is provided by PNC as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At September 30, 2014 and 2013, no amounts, including letters of credit, were outstanding under this program. This securitization program contains a cross default to our revolving credit facility. At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
Capital Leases – On March 20, 2012, we entered into an arrangement to finance equipment acquisitions at our various U.S. locations. Under this arrangement, we can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any point in time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, we can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. As of September 30, 2014 and 2013, we had $13 million and $15 million, respectively, outstanding under this capital lease arrangement. In addition, we had another $13 million and $13 million, respectively, outstanding through other capital lease arrangements at September 30, 2014 and September 30, 2013.
Export financing arrangements - We entered into a number of export financing arrangements through our Brazilian subsidiary during fiscal years 2014 and 2013. The export financing arrangements are issued under an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs. The arrangements bear interest at 5.5 percent and have maturity dates in 2016 and 2017. There were $29 million and $18 million outstanding under these arrangements at September 30, 2014 and 2013, respectively. In addition, we had another $2 million outstanding through a similar arrangement through our India subsidiary at September 30, 2014.

Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million per bank. As of September 30, 2014 and 2013, we had $32 million and $21 million, respectively, outstanding under this program at more than one bank.
     Credit Ratings – On November 18, 2014, Standard & Poor’s Ratings Services upgraded our corporate credit rating, senior secured credit rating, and senior unsecured credit rating to B+, BB and B, respectively. Moody’s Investors Service corporate credit rating, senior secured credit rating, and senior unsecured credit rating for our company were B2, Ba2 and B3, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
Off-Balance Sheet Arrangements

Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at September 30, 2014 of approximately $244 million, of which $208 was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $36 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, unused amounts and expiration dates for each of these programs are shown in the earlier table in the "Liquidity" section under "Overview."
The Swedish and U.S. factoring facilities are backed by 364-day liquidity commitments from Nordea Bank, which were renewed through September 2015. Commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in case of the U.K. and Italy commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).

Letter of Credit Facilities – On February 21, 2014 we amended and restated our credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto. Under the terms of this amended credit agreement, we have the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million through December 19, 2015. From December 20, 2015 through March 19, 2019 the aggregate availability is $25 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. At September 30, 2014 and 2013, we had $25 million and $27 million, respectively, of letters of credit outstanding under this facility. In addition, we had another $9 million of letters of credit outstanding through other letter of credit facilities at both September 30, 2014 and 2013.

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

Pensions — Our pension obligations are determined annually on an actuarial basis and were measured as of September 30, 2014 and 2013. The U.S. plans include a qualified and non-qualified pension plan. The most significant non-U.S. plan is located in the United Kingdom. Other non-U.S. plans are located in Canada, Germany, and Switzerland. The following are the significant assumptions used in the measurement of the projected benefit obligation (PBO) and net periodic pension expense:

	2014						2013
	U.S.			Non-U.S.			U.S.			Non-U.S.
Assumptions as of September 30:
Discount rate (1)	4.20%	—	4.30%	1.90%	—	4.10%	4.75%	—	4.95%	2.40%	—	4.70%
Assumed return on plan assets (beginning of the year)(1)(2)	8.00%			2.25%	—	7.25%	8.00%			2.50%	—	7.25%
Rate of compensation increase (3)	N/A			2.00%	—	3.00%	N/A			2.00%	—	3.00%

(1)
The discount rate for the company’s U.K. pension plan was 4.10 percent, 4.70 percent and 4.60 percent for fiscal years 2014, 2013 and 2012, respectively. The assumed return on plan assets for this plan was 7.25 percent, 7.25 percent and 7.50 percent for fiscal years 2014, 2013 and 2012, respectively.

(2)	The assumed return on plan assets for fiscal year 2015 is 8.00 percent for the U.S. plan and 7.25 percent for the U.K. plan.

(3)
The rate of compensation increase for the company's Canadian pension plans was 3.00 percent for 2014, 2013 and 2012. The rate of compensation increase for the company's Swiss pension plans was 2.00 percent for 2014, 2013 and 2012.

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

These assumptions reflect our historical experience and our best judgments regarding future expectations. The effects of the indicated increase and decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the plans in 2014, are shown below (in millions):

	Effect on All Plans – September 30, 2014
	Percentage Point Change	Increase (Decrease) in PBO	Increase (Decrease) in Pension Expense
Assumption:
Discount rate	-0.5 pts	$120	$1
	+0.5 pts	(107)	(1)
Assumed return on plan assets	-1.0 pts	NA(1)	15
	+1.0 pts	NA(1)	(15)
____________________
(1) Not Applicable

Accounting guidance applicable to pensions does not require immediate recognition of the effects of a deviation between actual and assumed experience and the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss in the footnotes. Based on the September 30, 2014 and 2013 measurement dates, we had an unrecognized loss of $790 million and $767 million, respectively. A portion of this loss is amortized into earnings each fiscal year. Unrecognized losses for the U.S. and U.K. plans are being amortized into net periodic pension expense over the average life expectancy of the inactive participants of approximately 22 years and 27 years, respectively.

In recognition of the long-term nature of the liabilities of the pension plans, we have targeted an asset allocation strategy designed to promote asset growth while maintaining an acceptable level of risk over the long term. Asset-liability studies are performed periodically to validate the continued appropriateness of these asset allocation targets. The asset allocation ranges for the U.S. plan are 30–50 percent equity investments, 30–50 percent fixed income investments and 10–30 percent alternative investments. Alternative investments include private equities, real estate, hedge funds and partnership interests. The target asset allocation ranges for the non-U.S. plans are 15–40 percent equity investments, 30–60 percent fixed income investments, 0–10 percent real estate and 10–40 percent alternative investments. The asset class mix and the percentage of securities in any asset class or market may vary as the risk/return characteristics of either individual market or asset classes vary over time.

The investment strategies for the pension plans are designed to achieve an appropriate diversification of investments as well as safety and security of the principal invested. Assets invested are allocated to certain global sub-asset categories within prescribed ranges in order to promote international diversification across security type, issuer type, investment style, industry group, and economic sector. Assets of the plans are both actively and passively managed. Policy limits are placed on the percentage of plan assets that can be invested in a security of any single issuer and minimum credit quality standards are established for debt securities. Meritor securities did not comprise any of the value of our worldwide pension assets as of September 30, 2014.

Based on current assumptions, the fiscal year 2015 net pension income is estimated to be $14 million.

Retiree Medical — We have retirement medical plans that cover certain of our U.S. and non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement. Our retiree medical obligations were measured as of September 30, 2014 and September 30, 2013.

The following are the significant assumptions used in the measurement of the accumulated postretirement benefit obligation (APBO):

	2014	2013
Assumptions as of September 30:
Discount rate	4.20%	4.80%
Health care cost trend rate	7.40%	7.00%
Ultimate health care trend rate	5.00%	5.00%
Year ultimate rate is reached	2022	2022

The discount rate is the rate used to calculate the present value of the APBO. The rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. We used the corporate AA/Aa bond rate for this assumption.

The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a forward projection of health care costs as of the measurement date. Our projection for fiscal year 2014 is an increase in health care costs of 7.40 percent. For measurement purposes, the annual increase in health care costs was assumed to decrease gradually to 5.00 percent by fiscal year 2022 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2014	2013
Effect on total of service and interest cost
1% Increase	$2	$3
1% Decrease	(2)	(2)
Effect on APBO
1% Increase	46	50
1% Decrease	(40)	(43)

Based on current assumption, fiscal year 2015 retiree medical expense is estimated to be approximately $41 million.

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

Asbestos — Maremont Corporation (“Maremont”) — Maremont, a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 5,700 and 5,400 pending asbestos-related claims at September 30, 2014 and 2013, respectively. Although Maremont has been named in these cases, very few cases allege actual injury and, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, the total number of claims filed is not necessarily the most meaningful factor in determining Maremont's asbestos-related liability.

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

Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Maremont’s obligation for asbestos personal injury claims over the next ten years of $73 million to $105 million. After consultation with Bates White, Maremont recognized a liability for pending and future claims over the next ten years of $73 million as of September 30, 2014 and 2013. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Historically, Maremont has recognized incremental insurance receivables associated with recoveries expected for asbestos-related liabilities as the estimate of asbestos-related liabilities for pending and future claims changes. However, Maremont currently expects to exhaust the limits of its settled insurance coverage prior to the end of the ten-year forecasted liability period. Maremont believes it has additional insurance coverage, however, certain carriers have disputed coverage under policies they issued. Because no insurance receivable is recognized for these policies in dispute, Maremont recognized a $10 million and $9 million charge in the fourth quarter of fiscal years 2014 and 2013, respectively, associated with its annual valuation of asbestos-related liabilities.

Assumptions: The following assumptions were made by Maremont after consultation with Bates White and are included in their study:

•	Pending and future claims were estimated for a ten-year period ending in fiscal year 2024;

•
Maremont believes that the litigation environment could change significantly beyond ten years and that the reliability of estimates of future probable expenditures in connection with asbestos-related personal injury claims declines for each year further in the future. As a result, estimating a probable liability beyond ten years is difficult and uncertain;

•	On a per claim basis, defense and processing costs for pending and future claims will be at the level consistent with Maremont’s prior experience;

•	Potential payments made to claimants from other sources, including other defendants and 524(g) trusts, favorably impact Maremont's estimated liability in the future; and

•	The ultimate indemnity cost of resolving nonmalignant claims with plaintiff’s law firms in jurisdictions without an established history with Maremont cannot be reasonably estimated.

Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims including indemnity paid on those claims. The insurance receivable related to asbestos-related liabilities is $49 million and $58 million as of September 30, 2014 and 2013, respectively. The receivable is for coverage provided by one insurance carrier based on a coverage-in-place agreement. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next ten years. Maremont maintained insurance coverage with other insurance carriers that management believes covers indemnity and defense costs. Maremont has incurred liabilities allocable to these policies, but has not yet billed these insurance carriers, and no receivable has been recorded for these policies, as those carriers dispute coverage. During fiscal year 2013, Maremont reinitiated a lawsuit against these carriers, seeking a declaration of its rights to insurance for asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. The difference between the estimated liability and insurance receivable is primarily related to exhaustion of settled insurance coverage within the forcasted period and proceeds from settled insurance policies. Certain insurance policies have been settled in cash prior to the ultimate settlement of the related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables.

The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities and recoveries for asbestos-related claims are subject to considerable uncertainty because such liabilities and recoveries are influenced by variables that are difficult to predict. The future litigation environment for Maremont could change significantly from its past experience, due, for example, to changes in the mix of claims filed against Maremont in terms of plaintiffs’ law firm, jurisdiction and disease; legislative or regulatory developments; Maremont’s approach to defending claims; or payments to plaintiffs from other defendants. Estimated recoveries are influenced by coverage issues among insurers, and the continuing solvency of various insurance companies. If the assumptions with respect to the estimation period, the nature of pending and future claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Maremont’s asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on our financial position and results of operations.

Asbestos — Rockwell International ("Rockwell") — ArvinMeritor, Inc. (AM), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred to Meritor Automotive, Inc. at the time of the spin-off of the Rockwell automotive business from Rockwell in 1997. At September 30, 2014 and 2013, there were approximately 2,800 and 2,600 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at September 30, 2014 and 2013, respectively.

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

We engaged Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Rockwell’s obligation for asbestos personal injury claims over the next ten years of $48 million to $62 million. After consultation with Bates White, management recognized a liability for pending and future claims over the next ten years of $48 million as of September 30, 2014 compared to $39 million as of September 30, 2013. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell. The increase in the estimated liability is primarily due to higher defense and processing costs, on a per claim basis, compared to the prior year. Rockwell recognized a $10 million charge in the fourth quarter of fiscal year 2014 associated with its annual valuation of asbestos-related liabilities.

The following assumptions were made by the company after consultation with Bates White and are included in their study:

•	Pending and future claims were estimated for a ten-year period ending in fiscal year 2024;

•
The company believes that the litigation environment could change significantly beyond ten years, and that the reliability of estimates of future probable expenditures in connection with asbestos-related personal injury claims declines for each year further in the future. As a result, estimating a probable liability beyond ten years is difficult and uncertain;

•	On a per claim basis, defense and processing costs for pending and future claims will be at the level consistent with the company's prior experience;

•	Potential payments made to claimants from other sources, including other defendants and 524(g) trusts, favorably impact the company's estimated liability in the future; and

•	The ultimate indemnity cost of resolving nonmalignant claims with plaintiff’s law firms in jurisdictions without an established history with Rockwell cannot be reasonably estimated.

The insurance receivable related to asbestos-related liabilities is $11 million and $13 million as of September 30, 2014 and 2013, respectively. Included in these amounts are insurance receivables of $8 million and $9 million at September 30, 2014 and 2013, respectively, which are associated with policies in dispute. Rockwell has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against certain of these carriers to enforce the insurance policies, which are in various stages of the litigation process. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. The amounts recognized for policies in dispute are based on consultation with advisors, status of settlement negotiations with certain insurers and underlying analysis performed by management. The remaining receivable recognized is related to coverage provided by one carrier based on a coverage-in-place agreement. If the assumptions with respect to the estimation period, the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.

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

Given that our primary military program is winding down, failure to secure new military contracts could result in a significant decline in the projected cash flows of the defense reporting unit, which could require us to impair the goodwill. The defense reporting unit is included within the Commercial Truck & Industrial segment and has $20 million of goodwill allocated to it.

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
In prior years, the company established valuation allowances against its U.S. net deferred tax assets and the net deferred tax assets of its 100-percent-owned subsidiaries, including those in France, Germany, Italy, Sweden, U.K. and certain other countries. In evaluating the ability to recover these net deferred tax assets, the company utilizes a consistent approach which considers its three-year historical cumulative income (loss), including an assessment of the degree to which any gains or losses are driven by items that are unusual in nature. In addition, the company reviews changes in near-term market conditions and other factors that impact future operating results. Both positive and negative evidence are considered in the analysis. As of September 30, 2014, the company maintains the valuation allowances in these jurisdictions, as the company believes the negative evidence continues to outweigh the positive evidence. If, in the future, we generate taxable income in jurisdictions where we have recorded valuation allowances, on a sustained basis, our conclusion regarding the need for valuation allowances in these jurisdictions could change. This would result in a reversal of some or all of the valuation allowances.
The expiration periods for $678 million of deferred tax assets related to net operating losses and tax credit carryforwards are as follows: $26 million between fiscal years 2015 and 2019; $326 million between fiscal years 2020 and 2029; $28 million between fiscal years 2030 and 2034; and $298 million can be carried forward indefinitely. The company has provided valuation allowances on these deferred tax assets of approximately $22 million, $323 million, $24 million and $298 million, respectively.

New Accounting Pronouncements

New Accounting Pronouncements are discussed in Note 2 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

International Operations

Approximately 57 percent of the company’s total assets as of September 30, 2014 and 61 percent of fiscal year 2014 sales from continuing operations were outside the United States. Management believes that international operations have significantly benefited the financial performance of the company. However, our international operations are subject to a number of risks inherent in operating abroad. There can be no assurance that these risks will not have a material adverse impact on our ability to increase or maintain our foreign sales or on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our debt.

As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal years 2014, 2013 and 2012, our reported financial results were adversely affected by the appreciation of the U.S. dollar against foreign currencies relative to the prior year.

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

We generally do not hedge against our foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies. Due to increasing foreign currency exchange risk associated with purchasing economics related to the Indian rupee, we entered into foreign currency option contracts on expected future purchases tied to the Indian rupee. The contracts were entered into during April 2014 with effective dates from the start of fiscal year 2015 through the end of fiscal year 2016. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.

Interest rate risk relates to the gain/increase or loss/decrease we could incur in our debt balances and interest expense arising from changes in interest rates. To manage this risk, we enter into interest rate swaps from time to time to economically convert portions of our fixed-rate debt into floating rate exposure, ensuring that the sensitivity of the economic value of debt falls within our corporate risk tolerances. It is our policy not to enter into derivative instruments for speculative purposes, and therefore, we hold no derivative instruments for trading purposes. In the fourth quarter of fiscal year 2012, we entered into a four-year interest rate swap arrangement whereby we converted the variable interest rate on our term-loan expressed as LIBOR-rate into a variable interest rate based on U.S. federal funds rate. In February 2014, we repaid the outstanding balance on the term loan and then subsequently terminated the interest rate swap arrangement.

Included below is a sensitivity analysis to measure the potential gain (loss) in the fair value of financial instruments with exposure to market risk. The model assumes a 10% hypothetical change (increase or decrease) in exchange rates and instantaneous, parallel shifts of 50 basis points in interest rates.

Market Risk	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase / (Decrease) In
Foreign Currency Sensitivity:
Forward contracts in USD	3.3	(3.3)	Fair Value
Foreign currency denominated debt (1)	4.3	(4.3)	Fair Value
Forward contracts in EUR	(1.5)	1.5	Fair Value
Foreign currency option contracts in USD	(0.4)	3.2	Fair Value
Foreign currency option contracts in Euro	(1.5)	3.6	Fair Value

Interest Rate Sensitivity:	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase / (Decrease) In
Debt - fixed rate (2)	$(40.1)	$42.1	Fair Value
Debt - variable rate	—	—	Cash Flow
Interest rate swaps	—	—	Fair Value
____________________

(1)
Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

At September 30, 2014, a 10% decrease in quoted currency exchange rates would result in a potential loss of approximately $4 million in foreign currency denominated debt. At September 30, 2014 a 10% increase in quoted currency exchange rates would result in a potential gain of approximately $4 million in foreign currency denominated debt.

(2)
At September 30, 2014, the fair value of debt outstanding was approximately $1,150 million. A 50 basis point decrease in quoted interest rates would result in an increase of $42 million in the fair value of fixed-rate debt. A 50 basis point increase in quoted interest rates would result in a decrease of $40 million in the fair value of fixed-rate debt.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Meritor, Inc.
Troy, Michigan

We have audited the accompanying consolidated balance sheets of Meritor, Inc. and subsidiaries (the "Company") as of September 28, 2014 and September 29, 2013, and the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended September 28, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Meritor, Inc. and subsidiaries as of September 28, 2014 and September 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 3 to the consolidated financial statements, the Company discontinued the Mascot business, previously included in the Aftermarket and Trailer segment of its operations, when it sold the business on September 26, 2014. The loss on sale and results prior to the sale are included in loss from discontinued operations in the accompanying consolidated financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 28, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 19, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/	DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Detroit, Michigan
November 19, 2014

MERITOR, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share amounts)

	Year Ended September 30,
	2014	2013	2012
Sales	$3,766	$3,672	$4,384
Cost of sales	(3,279)	(3,277)	(3,902)
GROSS MARGIN	487	395	482
Selling, general and administrative	(258)	(253)	(282)
Pension settlement losses	—	(109)	—
Restructuring costs	(10)	(23)	(39)
Gain on sale of property	—	—	16
Other operating expense, net	(2)	(3)	(4)
OPERATING INCOME	217	7	173
Other income, net	—	3	7
Gain on sale of equity investment	—	125	—
Equity in earnings of ZF Meritor	190	—	—
Equity in earnings of affiliates	38	42	52
Interest expense, net	(130)	(126)	(95)
INCOME BEFORE INCOME TAXES	315	51	137
Provision for income taxes	(31)	(64)	(57)
INCOME (LOSS) FROM CONTINUING OPERATIONS	284	(13)	80
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(30)	(7)	(17)
NET INCOME (LOSS)	254	(20)	63
Less: Net income attributable to noncontrolling interests	(5)	(2)	(11)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$249	$(22)	$52
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.
Net income (loss) from continuing operations	$279	$(15)	$69
Loss from discontinued operations	(30)	(7)	(17)
Net income (loss)	$249	$(22)	$52
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$2.86	$(0.15)	$0.72
Discontinued operations	(0.31)	(0.07)	(0.18)
Basic earnings (loss) per share	$2.55	$(0.22)	$0.54
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$2.81	$(0.15)	$0.71
Discontinued operations	(0.30)	(0.07)	(0.17)
Diluted earnings (loss) per share	$2.51	$(0.22)	$0.54
Basic average common shares outstanding	97.5	97.1	95.9
Diluted average common shares outstanding	99.2	97.1	97.2
See Notes to Consolidated Financial Statements. Amounts for prior periods have been recast for discontinued operations.

MERITOR, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended September 30,
	2014	2013	2012
Net income (loss)	$254	$(20)	$63
Other comprehensive income (loss):
Foreign currency translation adjustments	(20)	(32)	(18)
Pension and other postretirement benefit related adjustments (net of tax of $2, $12 and $2 at September 30, 2014, 2013 and 2012, respectively)	3	218	(68)
Unrealized gain (loss) on investments:
Unrealized gain (loss) on investments and foreign exchange contracts	2	(5)	1
Reclassification adjustment for gain on sale of investments	—	—	(2)
Total comprehensive income (loss)	239	161	(24)
Less: Comprehensive income attributable to noncontrolling interest	(5)	(2)	(10)
Comprehensive income (loss) attributable to Meritor, Inc.	$234	$159	$(34)
See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED BALANCE SHEET
(In millions)

	September 30,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$247	$318
Receivables, trade and other, net	610	596
Inventories	379	414
Other current assets	56	56
TOTAL CURRENT ASSETS	1,292	1,384
NET PROPERTY	424	417
GOODWILL	431	434
OTHER ASSETS	355	335
TOTAL ASSETS	$2,502	$2,570
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$7	$13
Accounts and notes payable	680	694
Other current liabilities	351	339
TOTAL CURRENT LIABILITIES	1,038	1,046
LONG-TERM DEBT	965	1,125
RETIREMENT BENEFITS	775	886
OTHER LIABILITIES	309	335
TOTAL LIABILITIES	3,087	3,392
COMMITMENTS AND CONTINGENCIES (NOTE 22)
EQUITY (DEFICIT):
Common stock (September 30, 2014 and 2013, 97.8 and 97.4 shares issued and outstanding, respectively)	97	97
Additional paid-in capital	918	914
Accumulated deficit	(878)	(1,127)
Accumulated other comprehensive loss	(749)	(734)
Total deficit attributable to Meritor, Inc.	(612)	(850)
Noncontrolling interests	27	28
TOTAL DEFICIT	(585)	(822)
TOTAL LIABILITIES AND DEFICIT	$2,502	$2,570

See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended September 30,
	2014	2013	2012
OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES (see Note 25)	$215	$(96)	$77
INVESTING ACTIVITIES
Capital expenditures	(77)	(54)	(89)
Proceeds from sale of equity investment	—	182	—
Proceeds from sale of property	—	—	18
Other investing activities	—	3	3
Net investing cash flows provided by (used for) continuing operations	(77)	131	(68)
Net investing cash flows provided by discontinued operations	7	6	28
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(70)	137	(40)
FINANCING ACTIVITIES
Proceeds from debt issuances	225	500	100
Repayment of notes and term loan	(439)	(475)	(86)
Other financing activities	12	11	—
Net change in debt	(202)	36	14
Debt issuance costs	(10)	(12)	(12)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(212)	24	2
EFFECT OF CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(4)	(4)	1
CHANGE IN CASH AND CASH EQUIVALENTS	(71)	61	40
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	318	257	217
CASH AND CASH EQUIVALENTS AT END OF YEAR	$247	$318	$257
See Notes to Consolidated Financial Statements. Amounts for prior periods have been recast for discontinued operations.

MERITOR, INC. CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (In millions)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Meritor, Inc.	Non- controlling Interests	Total
Beginning balance at September 30, 2013	$97	$914	$(1,127)	$(734)	$(850)	$28	$(822)
Comprehensive income (loss)	—	—	249	(15)	234	5	239
Equity based compensation expense	—	8	—	—	8	—	8
Repurchase of convertible notes	—	(4)	—	—	(4)	—	(4)
Non-controlling interest dividends	—	—	—	—	—	(6)	(6)
Ending balance at September 30, 2014	$97	$918	$(878)	$(749)	$(612)	$27	$(585)

Beginning balance at September 30, 2012	$96	$901	$(1,105)	$(915)	$(1,023)	$41	$(982)
Comprehensive income (loss)	—	—	(22)	181	159	2	161
Vesting of restricted stock	1	(1)	—	—	—	—	—
Repurchase of convertible notes	—	(2)	—	—	(2)	—	(2)
Issuance of convertible notes	—	9	—	—	9	—	9
Equity based compensation expense	—	5	—	—	5	—	5
Non-controlling interest dividends	—	—	—	—	—	(15)	(15)
Other	—	2	—	—	2	—	2
Ending balance at September 30, 2013	$97	$914	$(1,127)	$(734)	$(850)	$28	$(822)

Beginning balance at September 30, 2011	$94	$897	$(1,157)	$(829)	$(995)	$34	$(961)
Comprehensive income (loss)	—	—	52	(86)	(34)	10	(24)
Vesting of restricted stock	2	(2)	—	—	—	—	—
Equity based compensation expense	—	6	—	—	6	—	6
Non-controlling interest dividends	—	—	—	—	—	(3)	(3)
Ending balance at September 30, 2012	$96	$901	$(1,105)	$(915)	$(1,023)	$41	$(982)
See Notes to Consolidated Financial Statements.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Meritor, Inc. (the "company" or "Meritor"), headquartered in Troy, Michigan, is a premier global supplier of a broad range of integrated systems, modules and components to original equipment manufacturers (“OEMs”) and the aftermarket for the commercial vehicle, transportation and industrial sectors. The company serves commercial truck, trailer, military, bus and coach, construction and other industrial OEMs and certain aftermarkets. The consolidated financial statements are those of the company and its consolidated subsidiaries.

Certain businesses are reported in discontinued operations in the consolidated statement of operations, statement of cash flows and related notes for all periods presented. In the fourth quarter of fiscal year 2014, the company sold substantially all of its inventory and other assets of its Mascot business and liquidated the remaining assets. The results of operations, loss on disposal and cash flows of the company's Mascot business are presented in discontinued operations in the consolidated statements of operations, and consolidated statement of cash flows, and prior period information has been recast to reflect this presentation. Additional information regarding discontinued operations is discussed in Note 3.

The company’s fiscal year ends on the Sunday nearest September 30. The 2014, 2013 and 2012 fiscal years ended on September 28, 2014, September 29, 2013, and September 30, 2012. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 is used consistently throughout this report to represent the fiscal year end.

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

Concentration of Credit Risk
In the normal course of business, the company provides credit to customers. The company limits its credit risk by performing ongoing credit evaluations of its customers and maintaining reserves for potential credit losses and through accounts receivable factoring programs. The company’s accounts receivable is due from medium- and heavy-duty truck OEMs, specialty vehicle manufacturers, aftermarket customers, and trailer producers. The company’s ten largest customers accounted for 76 percent and 71 percent of sales in fiscal year 2014 and 2013, respectively. Sales to the company's top three customers were 57 percent and 49 percent of total sales in fiscal 2014 and 2013, respectively. At September 30, 2014 and 2013, 21 percent of the company's trade accounts receivable were from the company's three largest customers.

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Discontinued Operations

A business component that either has been disposed of or is classified as held for sale is reported as discontinued operations if the cash flows of the component have been or will be eliminated from the ongoing operations of the company, and the company will no longer have any significant continuing involvement in the business component. The results of discontinued operations are aggregated and presented separately in the consolidated statement of operations and consolidated statement of cash flows (see Note 3).

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

Earnings per Share

Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted shares, performance share awards, and convertible securities, if applicable.

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Year Ended September 30,
	2014	2013	2012
Basic average common shares outstanding	97.5	97.1	95.9
Impact of stock options	0.1	—	—
Impact of restricted shares, performance shares and share units	1.6	—	1.3
Diluted average common shares outstanding	99.2	97.1	97.2

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The actual number of performance units that will vest will depend upon the company’s performance relative to the established M2016 goals for the three-year performance period of October 1, 2013 to September 30, 2016, measured at the end of the performance period. The number of potential performance units will depend on meeting the established M2016 goals at the following weights: 50% associated with achieving Adjusted EBITDA margin targets, 25% associated with reducing net debt, including retirement benefit liabilities targets, and 25% associated with generating incremental booked revenue targets. The number of shares that vest will be between 0% and 200% of the estimated grant date amount of 1.8 million shares including incremental shares that were issued subsequent to the December 1, 2013 grant date. For the year ended September 30, 2014, compensation cost recognized related to the performance shares was $4 million. There were 0.1 million of performance shares included in diluted earnings per share calculation for the year ended September 30, 2014 as the M2016 net debt target was reached in the fourth quarter of fiscal year 2014.
At September 30, 2014, 2013, and 2012 options to purchase 0.3 million, 0.9 million, and 0.7 million shares of common stock, respectively, were excluded in the computation of diluted earnings per share because their exercise price exceeded the average market price for the twelve-month period and thus their inclusion would be anti-dilutive.
The potential effects of restricted shares and share units were excluded from the diluted earnings per share calculation for the fiscal year ended September 30, 2013 because their inclusion in a loss from continuing operations period would reduce the loss per share from continuing operations attributable to common shareholders. Therefore, 0.8 million shares of restricted stock were excluded from the computation of diluted earnings per share for the fiscal year ended September 30, 2013. The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share for each period presented, as the company’s average stock price during each period is less than the conversion price.

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

Accounting standards to be implemented
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. A strategic shift could include a disposal of: (1) a major geographical area of operations; (2) a major line of business; and (3) a major equity method investment. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. The company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2015. The potential impact of this new guidance on its consolidated financial statements is dependent upon future business divestitures. Previous divestitures and amounts currently in discontinued operations will not be impacted.
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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In June 2014, the FASB issued ASU 2014- 12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period . ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target (for example, an initial public offering or a profitability target) could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2015 and interim periods within those annual periods. The company plans to implement this standard in the first quarter of fiscal year 2017 and is currently evaluating the potential impact of this new guidance on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The standard is required to be adopted by public business entities in annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The company plans to implement this standard in the fiscal year beginning October 1, 2016 and currently expects this new guidance to have no impact on the company's consolidated financial statements.
Accounting standards implemented during fiscal year 2014
In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The company adopted this guidance at the beginning of the first quarter of fiscal year 2014 within Note 16.
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires that reclassification adjustments for items that are reclassified from accumulated other comprehensive income to net income be presented on the financial statements or in a note to the financial statements. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The company adopted this guidance at the beginning of the first quarter of fiscal year 2014 within Note 17.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 eliminates the option of presenting unrecognized tax benefits as a liability or as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward. An unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 with early adoption permitted. The company adopted this guidance at the beginning of the first quarter of fiscal year 2014. The adoption of ASU 2013-11 did not have a material effect on the company's consolidated statement of financial position, results of operations, or cash flows.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. DISCONTINUED OPERATIONS

Results of the discontinued operations are summarized as follows (in millions):

	Year Ended September 30,
	2014	2013	2012
Sales	$29	$29	$36
Operating losses, net (primarily Mascot)	$(8)	$(3)	$—
Net loss on sales of businesses	(23)	—	(1)
Charge for contingency and indemnity obligation (see Note 22)	—	—	(10)
Restructuring costs	—	(3)	(1)
Environmental remediation charges (see Note 22)	(4)	(5)	(3)
Other, net	(2)	(1)	(5)
Income (loss) before income taxes	(37)	(12)	(20)
Benefit for income taxes	7	5	3
Loss from discontinued operations attributable to Meritor, Inc.	$(30)	$(7)	$(17)

Total discontinued operations assets and liabilities as of September 30, 2014 were $8 million and $21 million, respectively.

Mascot Divestiture
On August 15, 2014, the company completed its strategic review of certain remanufacturing product lines within the aftermarket business in North America, and the Board of Directors concluded the company should exit the Mascot business. Mascot is a remanufacturer and distributor of all makes differentials, transmissions and steering gears primarily for OEMs. In the fourth quarter of fiscal year 2014, the company disposed of its Mascot business which was part of the company's Aftermarket & Trailer segment. All manufacturing operations and use of productive assets ceased prior to September 30, 2014. The company sold certain long-lived and current assets of the business to a third party and recognized a loss of $23 million during the fourth quarter of fiscal year 2014 in connection with the disposal. These charges include loss on sale, severance and other disposal costs. Total sales from this business were $29 million in fiscal years 2014 and 2013, and $34 million in 2012.
During the first quarter of fiscal year 2013, the company announced the planned consolidation of its Mascot remanufacturing operations in the Aftermarket & Trailer segment resulting in the closure of one remanufacturing plant in Canada. The closure resulted in the elimination of 85 hourly positions, including approximately 65 positions which were transferred to the company's facility in Indiana. The company recorded restructuring charges of $3 million during fiscal year 2013, primarily associated with employee severance charges. Restructuring actions associated with the remanufacturing consolidation were substantially complete as of September 30, 2013.
The results of operations and cash flows of the company's Mascot business are presented in discontinued operations in the consolidated statements of operations and consolidated statement of cash flows, and prior period information has been recast to reflect this presentation.

Prior Period Divestitures

In conjunction with the company’s long-term strategic objective to focus on supplying the commercial vehicle on- and off-highway markets for original equipment manufacturers and aftermarket and industrial customers, the company divested its Light Vehicle Systems (LVS) business groups in various transactions. The company completed the divestiture of its LVS businesses in November 2011. Adjustments to amounts previously reported in discontinued operations that are related to the disposal of the company’s LVS businesses are reflected in discontinued operations for all periods presented.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On January 3, 2011, the company completed the sale of its Body Systems business to Inteva Products Holding Coöperatieve U.A., an assignee of 81 Acquisition LLC and an affiliate of Inteva Products, LLC. Pursuant to the sale agreement signed in August 2010. The purchase price included a five-year, 8-percent promissory note for $15 million, payable in five annual installments beginning in January 2012. The current portion of the promissory note is included in receivables, trade and other, net in the accompanying consolidated balance sheet. The long-term portion of the note is included in other assets in the accompanying consolidated balance sheet.

In addition to the purchase price, the company was entitled to receive the cash held at the time of the sale by the Body Systems entities operating in China and Brazil of approximately $33 million, before applicable taxes and other withholding, at such time as it becomes available for distribution, as provided in the sale agreement. At September 30, 2011, the company recognized a receivable of approximately $28 million, net of applicable taxes and other withholding, for cash balances available for distribution based on the then-current distribution capacity. During fiscal year 2012, the company received approximately $24 million, net of withholdings, of cash balances for which a receivable was recorded at September 30, 2011. Cash flows associated with the receipt of cash balances in fiscal year 2012 and outflows associated with the sale of Body Systems are included in net investing cash flows used for for discontinued operations in the accompanying consolidated statement of cash flows. The company expects to collect a receivable for the remaining amount of approximately $3 million, before applicable taxes and other withholding, at such time when the balance becomes available for distribution by the respective entities.

The sale agreement contains certain customary representations, warranties and covenants of the seller and the purchaser as further set forth in the agreement. The agreement also includes provisions governing post-closing indemnities between the seller and the purchaser for losses arising from specified events. Adjustments to amounts previously reported in discontinued operations that are related to the disposal of the company’s Body Systems business are reflected in discontinued operations for all periods presented.

On June 24, 2009, the company entered into a binding letter of intent to sell its 57 percent interest in MSSC, a joint venture that manufactured and supplied automotive coil springs, torsion bars and stabilizer bars in North America, to the joint venture partner, a subsidiary of Mitsubishi Steel Mfg. Co., LTD (MSM). The sale transaction closed in October 2009. In connection with the sale of its interest in MSSC, the company provided certain indemnifications to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company’s estimated exposure under these indemnities at September 30, 2014 and September 30, 2013 is $5 million and $11 million, respectively, and is included in other current liabilities and other liabilities in the consolidated balance sheet. Adjustments to amounts previously reported in discontinued operations that are related to the disposal of the company’s MSSC business are reflected in discontinued operations for all periods presented.

EU Trailer

In the second quarter of fiscal year 2011, the company announced the planned closure of its EU Trailer business which was part of the company’s Aftermarket & Trailer segment. All manufacturing operations and use of productive assets ceased prior to September 30, 2011. In the fourth quarter of fiscal year 2014, the company recognized a $5 million charge, included in other, net, related to a specific product warranty matter.

4. GOODWILL

In accordance with FASB Accounting Standards Codification (ASC) Topic 350-20, “Intangibles – Goodwill and Other”, goodwill is reviewed for impairment annually during the fourth quarter of the fiscal year or more frequently if certain indicators arise. If business conditions or other factors cause the operating results and cash flows of a reporting unit to decline, the company may be required to record impairment charges for goodwill at that time. The company tests goodwill for impairment at a level of reporting referred to as a reporting unit, which is an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. When two or more components of an operating segment have similar economic characteristics, the components are aggregated and deemed a single reporting unit. An operating segment is deemed to be a reporting unit if all of its components are similar, if none of its components are a reporting unit, or if the segment comprises only a single component.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Annual Impairment Analysis

In September 2011, the FASB issued revised guidance which allows entities to perform an initial qualitative evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform step one of the required two-step impairment test. As allowed by the revised guidance, the company has elected to bypass the qualitative assessment for fiscal year 2014 and proceed directly to the two-step impairment test.

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

The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Discounted cash flow methods are dependent upon assumptions of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. For fiscal years 2014, 2013 and 2012, the fair value of the company’s reporting units exceeded their carrying values.

Given that our primary military program is winding down, failure to secure new military contracts could result in a significant decline in the projected cash flows of the defense reporting unit, which could require us to impair the goodwill. The defense reporting unit is included within the Commercial Truck & Industrial segment and has $20 million of goodwill allocated to it.

A summary of the changes in the carrying value of goodwill is presented below (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Commercial Truck	Industrial	Total
Balance at September 30, 2012	$—	$171	$153	$109	$433
Segment reorganization	262	—	(153)	(109)	—
Foreign currency translation	—	1	—	—	1
Balance at September 30, 2013	262	172	—	—	434
Foreign currency translation	(1)	(2)	—	—	(3)
Balance at September 30, 2014	$261	$170	$—	$—	$431

5. RESTRUCTURING COSTS

At September 30, 2014 and 2013, $11 million and $12 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. Asset impairment charges relate to manufacturing facilities that have been sold and machinery and equipment that became idle and obsolete as a result of these actions.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes changes in restructuring reserves (in millions):

	Employee Termination Benefits	Asset Impairment	Plant Shutdown & Other	Total
Balance at September 30, 2011	$19	$—	$—	$19
Activity during the period:
Charges to continuing operations	18	19	2	39
Charges to discontinued operations (1)	—	—	1	1
Asset write-offs	—	(19)	—	(19)
Cash payments – continuing operations	(20)	—	(2)	(22)
Cash payments – discontinued operations	(2)	—	(1)	(3)
Balance at September 30, 2012	15	—	—	15
Activity during the period:
Charges to continuing operations	18	1	4	23
Charges to discontinued operations (1)	3	—	—	3
Asset write-offs	—	(1)	—	(1)
Cash payments – continuing operations	(19)	—	(4)	(23)
Cash payments – discontinued operations (1)	(3)	—	—	(3)
Other	(2)	—	—	(2)
Balance at September 30, 2013	12	—	—	12
Activity during the period:
Charges to continuing operations	10	—	—	10
Cash payments – continuing operations	(10)	—	—	(10)
Other	(1)	—	—	(1)
Total restructuring reserves, end of year	11	—	—	11
Less: non-current restructuring reserves	(2)	—	—	(2)
Restructuring reserves – current, at September 30, 2014	$9	$—	$—	$9
____________________

(1)	Charges to discontinued operations are included in discontinued operations in the consolidated statement of operations. Amounts for prior periods have been recast for discontinued operations.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restructuring costs attributable to in the company’s business segments during fiscal years 2014, 2013 and 2012 are as follows (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Corporate	Total
Fiscal year 2014:
South America labor reduction	$7	$—	$—	$7
Other	1	1	1	3
Total restructuring costs	$8	$1	$1	$10
Fiscal year 2013:
Variable labor reductions	$5	$—	$—	$5
Segment reorganization and Asia-Pacific realignment	10	3	3	16
M2016 footprint actions	2	—	—	2
Total restructuring costs	$17	$3	$3	$23
Fiscal year 2012:
Performance Plus actions	$24	$—	$—	$24
Fiscal Year 2012 European action	7	—	—	7
Variable labor reductions	5	—	—	5
Other	—	2	1	3
Total restructuring costs	$36	$2	$1	$39
South America Labor Reduction: During the fourth quarter of fiscal year 2014, the company initiated a South America headcount reduction plan intended to reduce labor costs in response to softening economic conditions in the region. In response to decreasing production volumes in South America, the company plans to eliminate approximately 190 hourly and 20 salaried positions and incurred $7 million of restructuring costs, primarily severance benefits, in the Commercial Truck & Industrial segment.
Variable Labor Reductions: During the fourth quarter of fiscal year 2012, the company initiated a global variable labor headcount reduction plan intended to reduce labor and other costs in response to market conditions. In response to further deterioration in the global markets, the company approved further headcount reductions under this action during the fourth quarter of fiscal year 2013. As part of this action, the company eliminated approximately 600 hourly and 120 salaried positions and incurred $10 million of restructuring costs, primarily severance benefits, in the Commercial Truck & Industrial segment of which $5 million was recognized in fiscal year 2013, and $5 million was recognized in fiscal year 2012. Restructuring actions associated with the variable labor reductions were substantially complete as of September 30, 2013.
Segment Reorganization and Asia-Pacific Realignment: On November 12, 2012, the company announced a revised management reporting structure resulting in two business segments to drive efficiencies. On January 8, 2013, the company announced restructuring actions related to the business segment rationalization. On March 26, 2013, the company announced plans to consolidate its operations in China by transferring manufacturing operations to the company's majority owned off-highway joint venture facility and closing its facilities in Wuxi, China and Nanjing, China. During fiscal year 2013, the company recorded employee severance charges and other exit costs associated with the elimination of approximately 200 salaried positions (including contract employees) and 50 hourly positions of $8 million and $3 million in the Commercial Truck & Industrial and Aftermarket & Trailer segments, respectively, as well as $3 million at a corporate location. The company also recognized $2 million within the Commercial Truck & Industrial segment related to a lease termination. Restructuring actions associated with this program were substantially complete as of September 30, 2013.

M2016 Footprint Actions: As part of the company's recently announced M2016 Strategy, a three-year plan to achieve sustainable financial strength, the company approved a North American footprint realignment action and a European Shared Services Reorganization, which is expected to be completed over the next twelve months. As part of these actions, the company expects to eliminate 74 hourly and 27 salaried positions and incur approximately $2 million of restructuring costs in the Commercial Truck & Industrial segment. The company has recognized costs of approximately $2 million within the Commercial Truck & Industrial segment, primarily related to severance benefits, during the fiscal year 2013.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Performance Plus: During fiscal year 2007, the company launched a long-term profit improvement and cost reduction initiative called “Performance Plus.” As part of this program, the company identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. The company’s continuing operations recognized restructuring costs in its Commercial Truck & Industrial segment of $24 million and $16 million in fiscal years 2013 and 2012, respectively, related to Performance Plus. Fiscal year 2012 Performance Plus costs include $19 million of non-cash charges, including an impairment charge of $17 million for assets held for sale at December 31, 2011. In connection with the then-planned sale of St. Priest, France manufacturing facility to Renault Trucks SAS, the company classified certain assets and associated liabilities as held for sale (collectively the “Disposal Group”) at December 31, 2011. Upon comparing the carrying value of the Disposal Group to its fair value less cost to sell, an impairment was identified. The sale of Disposal Group was completed on January 2, 2012. In addition, other restructuring charges of approximately $5 million associated with employee headcount reduction and plant rationalization costs were recognized in connection with the sale of St. Priest facility. Performance Plus costs recognized in fiscal years 2011 and 2010 were also related to employee headcount reductions, asset write-downs and facility rationalization at the company's St. Priest location.

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

6. ACCOUNTS RECEIVABLE FACTORING AND SECURITIZATION

Off-balance sheet arrangements

Swedish Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo through one of its European subsidiaries. Under this arrangement, which was renewed on June 27, 2014 and terminates on June 28, 2015, the company can sell up to, at any point in time, €150 million ($191 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €99 million ($127 million) and €148 million ($199 million) of this accounts receivable factoring facility as of September 30, 2014 and 2013, respectively.

U.S. Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo and its subsidiaries. Under this arrangement, which was renewed on June 27, 2014 and terminates on October 29, 2015, the company can sell up to, at any point in time, €65 million ($83 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €64 million ($81 million) and €48 million ($65 million) of this accounts receivable factoring facility as of September 30, 2014 and 2013, respectively.
The above facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through September 2015. The commitments are subject to standard terms and conditions for these types of arrangements.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  United Kingdom Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. Under this arrangement, which was renewed on January 24, 2013 and expires in February 2018, the company can sell up to, at any point in time, €25 million ($32 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €6 million ($7 million) and €7 million ($9 million) of this accounts receivable factoring facility as of September 30, 2014 and 2013, respectively. The agreement is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
Italy Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement, which expires in June 2017, the company can sell up to, at any point in time, €30 million ($38 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €8 million ($10 million) and €10 million ($14 million) of this accounts receivable factoring facility as of September 30, 2014 and 2013, respectively. The agreement is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
Brazil Factoring Facility: The company entered into an arrangement to sell trade receivables from MAN and its subsidiaries. Under this arrangement, which began in October 2013 and was valid for invoices dated no later than March 31, 2014, the company could sell up to, at any point in time, R$100 million eligible trade receivables. The receivables under this program were sold at face value and were excluded from the consolidated balance sheet. The company had no balance utilized on this accounts receivable factoring facility as of September 30, 2014, and the agreement has expired.
In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. The amount of factored receivables excluded from accounts receivable was $19 million and $18 million at September 30, 2014 and 2013, respectively.

Total costs associated with these off-balance sheet arrangements were $8 million, $6 million and $9 million in fiscal years 2014, 2013 and 2012, respectively, and are included in selling, general and administrative expenses in the consolidated statement of operations.

On-balance sheet arrangements

The company has a $100 million U.S. accounts receivables securitization facility. On October 15, 2014, the company entered into an amendment which extends the facility expiration date to October 15, 2017 and sets the maximum permitted priority-debt-to-EBITDA ratio as of the last day of each fiscal quarter under the U.S. securitization facility at 2.25 to 1.00. This program is provided by PNC, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company's U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At September 30, 2014 and 2013, no amounts, including letters of credit, were outstanding under this program. This program contains a cross-default to the revolving credit facility. At September 30, 2014, the company was in compliance with all covenants under its credit agreement (see Note 15).

7. GAIN ON SALE OF PROPERTY, OTHER OPERATING EXPENSE, NET AND OTHER INCOME, NET

The company recognized a gain on sale of property of $16 million during fiscal year 2012. This gain is associated with the sale of excess land at the company's facility at Cwmbran, Wales.

Other operating expense, net for fiscal years 2014, 2013 and 2012 primarily relates to environmental remediation costs incurred by the company (see Note 22).

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

8. INVENTORIES

Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	September 30,
	2014	2013
Finished goods	$146	$184
Work in process	36	32
Raw materials, parts and supplies	197	198
Total	$379	$414

9. OTHER CURRENT ASSETS

     Other current assets are summarized as follows (in millions):

	September 30,
	2014	2013
Current deferred income tax assets (see Note 21)	$21	$23
Asbestos-related recoveries (see Note 22)	15	12
Deposits and collateral	4	4
Prepaid and other	16	17
Other current assets	$56	$56

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net property is summarized as follows (in millions):

	September 30,
	2014	2013
Property at cost:
Land and land improvements	$34	$35
Buildings	236	239
Machinery and equipment	906	915
Company-owned tooling	155	152
Construction in progress	66	48
Total	1,397	1,389
Less accumulated depreciation	(973)	(972)
Net property	$424	$417

11. OTHER ASSETS

Other assets are summarized as follows (in millions):

	September 30,
	2014	2013
Investments in non-consolidated joint ventures (see Note 12)	$106	$102
Asbestos-related recoveries (see Note 22)	45	59
Unamortized debt issuance costs (see Note 15)	30	32
Capitalized software costs, net	25	28
Non-current deferred income tax assets (see Note 21)	15	13
Assets for uncertain tax positions (see Note 21)	5	5
Prepaid pension costs (see Note 20)	104	55
Other	25	41
Other assets	$355	$335

In accordance with FASB ASC Topic 350-40, costs relating to internally developed or purchased software in the preliminary project stage and the post-implementation stage are expensed as incurred. Costs in the application development stage that meet the criteria for capitalization are capitalized and amortized using the straight-line basis over the estimated economic useful life of the software.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. INVESTMENTS IN NON-CONSOLIDATED JOINT VENTURES

The company’s non-consolidated joint ventures and related direct ownership interest are as follows:

	September 30,
	2014	2013	2012
Meritor WABCO Vehicle Control Systems (Commercial Truck & Industrial)	50%	50%	50%
Master Sistemas Automotivos Ltda. (Commercial Truck & Industrial)	49%	49%	49%
Suspensys Sistemas Automotivos Ltda. (1) (Aftermarket & Trailer)	—%	—%	24%
Sistemas Automotrices de Mexico S.A. de C.V. (Commercial Truck & Industrial)	50%	50%	50%
Ege Fren Sanayii ve Ticaret A.S. (Commercial Truck & Industrial)	49%	49%	49%
Automotive Axles Limited (Commercial Truck & Industrial)	36%	36%	36%
ZF Meritor LLC (Commercial Truck & Industrial)	50%	50%	50%
____________________
(1) Total direct and indirect ownership interest in fiscal year 2012 of 50 percent.

In June 2014, ZF Meritor LLC, a joint venture between ZF Friedrichshafen AG and the company's subsidiary, Meritor Transmission LLC, entered into a settlement agreement with Eaton Corporation relating to an antitrust lawsuit filed by ZF Meritor in 2006. Pursuant to the terms of the settlement agreement, Eaton agreed to pay $500 million to ZF Meritor. In July 2014, ZF Meritor received proceeds of $400 million net of attorney's contingency fees. In July 2014, the company received proceeds of $210 million representing its share based on the company's ownership interest in ZF Meritor and including a recovery of current and prior years' attorney expenses paid by Meritor. ZF Meritor and Meritor Transmission agreed to dismiss all pending antitrust litigation with Eaton. ZF Meritor does not have any operating activities.
The company's pre-tax share of the settlement was $210 million ($209 million after-tax), of which $190 million was recognized as equity in earnings of ZF Meritor, and $20 million for the recovery of legal expenses from ZF Meritor was recognized as a reduction of selling, general and administrative expenses in the consolidated statement of operations. The company recognized the recovery in SG&A as the historical incurrence of these costs was included in SG&A in the consolidated statement of operations in prior periods.
On July 30, 2013, subsidiaries of Meritor completed the sale of the company's overall 50-percent ownership interest in Suspensys Sistemas Automotivos LTDA (the “Suspensys joint venture”) to the company's joint venture partner, Randon S.A. Implementos E Participações (“Randon”). The Suspensys joint venture was formed in 2002 and is primarily engaged in the manufacture and sale of air and mechanical suspension systems for trucks, buses and trailers, trailer axles, third axles, hubs and drums for trucks, buses and trailers. The purchase price for the sale was $195 million, which was composed of $190 million in cash (approximately $4 million of which was in the form of a pre-closing cash dividend) and $5 million in lease abatements for a facility in Brazil leased to the company from the Suspensys joint venture. The sale was completed pursuant to a Purchase and Sale Agreement dated as of April 29, 2013. The company recognized a $125 million pre-tax ($92 million, after-tax) gain associated with this sale.
The company’s investments in non-consolidated joint ventures are as follows (in millions):

	September 30,
	2014	2013
Commercial Truck & Industrial	$106	$102
Aftermarket & Trailer	—	—
Total investments in non-consolidated joint ventures	$106	$102

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The company’s equity in earnings of non-consolidated joint ventures is as follows (in millions):

	Year Ended September 30,
	2014	2013	2012
Commercial Truck & Industrial	$38	$36	$45
Aftermarket & Trailer	—	6	7
Total equity in earnings of affiliates	$38	$42	$52
The summarized financial information presented below represents the combined accounts of the company’s non-consolidated joint ventures related to its continuing operations (in millions):

	September 30,
	2014	2013
Current assets	$441	$382
Non-current assets	152	150
Total assets	$593	$532

Current liabilities	$262	$219
Non-current liabilities	127	118
Total liabilities	$389	$337

	Year Ended September 30,
	2014	2013	2012
Sales	$1,268	$1,552	$1,787
Gross profit	167	201	215
Net income	458	96	123

Dividends received from the company’s non-consolidated joint ventures were $36 million in fiscal year 2014, $30 million in fiscal year 2013 and $47 million in fiscal year 2012.

The company had sales to its non-consolidated joint ventures of approximately $3 million, $11 million and $6 million in fiscal years 2014, 2013 and 2012, respectively. These sales exclude sales of $141 million, $151 million and $165 million in fiscal years 2014, 2013 and 2012, respectively, to a joint venture in the company’s Commercial Truck & Industrial segment, which are eliminated as the company purchases these components back after value add provided by the joint venture. The company had purchases from its non-consolidated joint ventures of approximately $760 million, $885 million and $973 million in fiscal years 2014, 2013 and 2012, respectively. Additionally, the company leases space and provides certain administrative and technical services to various non-consolidated joint ventures. The company collected $5 million, $8 million and $3 million for such leases and services during fiscal years 2014, 2013 and 2012, respectively.

Amounts due from the company’s non-consolidated joint ventures were $46 million and $38 million at September 30, 2014 and 2013, respectively, and are included in Receivables, trade and other, net in the consolidated balance sheet. Amounts due to the company’s non-consolidated joint ventures were $101 million and $94 million at September 30, 2014 and 2013, respectively, and are included in Accounts payable in the consolidated balance sheet.

The fair value of the company’s investment in its Automotive Axles Limited joint venture was approximately $59 million and $18 million at September 30, 2014 and 2013, respectively, based on quoted market prices as this joint venture is listed and publicly traded on the Bombay Stock Exchange in India.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At September 30, 2014 and 2013, the company’s investment in the joint venture was $43 million and $35 million, respectively, representing the company’s maximum exposure to loss. This amount is included in investments in non-consolidated joint ventures (see Note 11).

13. OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows (in millions):

	September 30,
	2014	2013
Compensation and benefits	$146	$141
Income taxes	8	8
Taxes other than income taxes	50	47
Accrued interest	15	16
Product warranties	27	20
Restructuring (see Note 5)	9	9
Asbestos-related liabilities (see Note 22)	17	18
Indemnity obligations (see Note 22)	11	12
Other	68	68
Other current liabilities	$351	$339
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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the changes in product warranties is as follows (in millions):

	September 30,
	2014	2013	2012
Total product warranties – beginning of year	$57	$44	$48
Accruals for product warranties (1)	22	31	22
Payments	(22)	(20)	(18)
Change in estimates and other	(6)	2	(8)
Total product warranties – end of year	51	57	44
Less: non-current product warranties (see Note 14)	(24)	(37)	(28)
Product warranties – current	$27	$20	$16

(1) Includes an accrual of $12 million for a specific warranty contingency related to a non-safety, product performance issue recognized during fiscal year 2013. Of the $12 million, $8 million was reversed in fiscal year 2014 as the company moved from a full recall campaign to a fix-as-find approach (see Note 22).

14. OTHER LIABILITIES

Other liabilities are summarized as follows (in millions):

	September 30,
	2014	2013
Asbestos-related liabilities (see Note 22)	$105	$96
Restructuring (see Note 5)	2	3
Non-current deferred income tax liabilities (see Note 21)	103	100
Liabilities for uncertain tax positions (see Note 21)	14	17
Product warranties (see Note 13)	24	37
Environmental (see Note 22)	7	11
Indemnity obligations (see Note 22)	17	26
Other	37	45
Other liabilities	$309	$335

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. LONG-TERM DEBT

Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	September 30,
	2014	2013
8.125 percent notes due 2015	$—	$84
10.625 percent notes due 2018 (net of issuance discount of $3)	—	247
4.625 percent convertible notes due 2026 (1)	55	55
4.0 percent convertible notes due 2027 (1)	162	200
7.875 percent convertible notes due 2026 (net of issuance discount of $21 and $23, respectively) (1)	229	227
6.75 percent notes due 2021 (2)	275	275
6.25 percent notes due 2024 (2)	225	—
Term loan	—	45
Capital lease obligation	26	28
Export financing arrangements	31	18
Unamortized gain on interest rate swap termination	—	2
Unamortized discount on convertible notes	(31)	(43)
Subtotal	972	1,138
Less: current maturities	(7)	(13)
Long-term debt	$965	$1,125

(1)	The 4.625 percent, 4.0 percent and 7.875 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016, 2019 and 2020, respectively.

(2)	The 6.75 percent,and the 6.25 percent notes contain a call option, which allows for early redemption.

Revolving Credit Facility

On February 13, 2014, the company amended and restated its senior secured revolving credit facility. Pursuant to the revolving credit agreement as amended, the company has a $499 million revolving credit facility, $89 million of which matures in April 2017 for banks that elected not to extend their commitments under the revolving credit facility existing at December 31, 2013, and $410 million of which matures in February 2019. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants as highlighted below.
  The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of the company's priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 as of the last day of the fiscal quarter throughout the term of the agreement. At September 30, 2014, the company was in compliance with all covenants under the revolving credit facility with a ratio of approximately 0.36x for the priority debt-to-EBITDA covenant.
     The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At September 30, 2014, the revolving credit facility was collateralized by approximately $615 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company's current corporate credit rating for senior secured facilities. At September 30, 2014, the margin over LIBOR rate was 350 basis points and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 250 basis points.
Certain of the company's subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly held notes outstanding under the company's indentures (see Note 26).
No borrowings were outstanding under the revolving credit facility at September 30, 2014 and September 30, 2013. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At September 30, 2014 and September 30, 2013, there were no letters of credit outstanding under the revolving credit facility.

Term Loan
     As part of the amendment and restatement of the revolving credit facility, on April 23, 2012 the company entered into a $100 million term loan agreement with a maturity date of April 23, 2017. On February 13, 2014, the company repaid the outstanding balance on the term loan of $41 million and recognized a $2 million loss on the repayment associated with unamortized debt issuance costs. At September 30, 2014, there was no outstanding balance on the term loan.
Debt Securities
In February 2012, the company filed a shelf registration statement with the Securities and Exchange Commission, which was amended in November 2012, registering up to $750 million of debt and/or equity securities that the company may offer in one or more series on terms to be determined at the time of sale. The amount remaining at September 30, 2014 is $250 million.
Issuance of Debt Securities - 2024 Notes
On February 13, 2014 the company completed an offering of debt securities consisting of the issuance of $225 million of 10-year, 6.25 percent notes due February 15, 2024 (the "2024 Notes"). The offering and sale were made pursuant to the company's shelf registration statement. The 2024 Notes were issued under the company's indenture dated as of April 1, 1998, as supplemented. The 2024 Notes were issued at 100 percent of their principal amount. The proceeds from the sale of the 2024 Notes were $225 million and were primarily used to redeem the company’s previously outstanding $250 million 10.625 percent notes due 2018.
The 2024 Notes bear interest at a fixed rate of 6.25 percent per annum. The company pays interest on the 2024 Notes semi-annually, in arrears, on February 15 and August 15 of each year. The 2024 Notes constitute senior unsecured obligations of the company and rank equally in right of payment with existing and future senior unsecured indebtedness, and effectively junior to existing and future secured indebtedness to the extent of the security therefor. The 2024 Notes are guaranteed on a senior unsecured basis by each of the company's subsidiaries from time to time guaranteeing its senior secured credit facility. The guarantees rank equally with existing and future senior unsecured indebtedness of the guarantors and will be effectively subordinated to all of the existing and future secured indebtedness of the guarantors, to the extent of the value of the assets securing such indebtedness.
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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Prior to February15, 2017, the company may redeem, at its option, from time to time, up to 35 percent of the aggregate principal amount of the 2024 Notes with the net cash proceeds of one or more public sales of the company's common stock at a redemption price equal to 106.25 percent of the principal amount, plus accrued and unpaid interest, if any, provided that at least 65 percent of the aggregate principal amount of 2024 Notes originally issued remains outstanding after each such redemption and notice of any such redemption is mailed within 90 days of any such sale of common stock.
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
The 2021 Notes bear interest at a fixed rate of 6.75 percent per annum. The company pays interest on the 2021 Notes semi-annually, in arrears, on June 15 and December 15 of each year. The 2021 Notes constitute senior unsecured obligations of the company and rank equally in right of payment with existing and future senior unsecured indebtedness, and effectively junior to existing and future secured indebtedness to the extent of the security therefor. The 2021 Notes are guaranteed on a senior unsecured basis by each of the company's subsidiaries from time to time guaranteeing its senior secured credit facility. The guarantees rank equally with existing and future senior unsecured indebtedness of the guarantors and will be effectively subordinated to all of the existing and future secured indebtedness of the guarantors, to the extent of the value of the assets securing such indebtedness.
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
Prior to June 15, 2016, the company also may redeem, at its option, from time to time, up to 35 percent of the aggregate principal amount of the 2021 Notes with the net cash proceeds of one or more public sales of the company's common stock at a redemption price equal to 106.75 percent of the principal amount, plus accrued and unpaid interest, if any, so long as at least 65 percent the aggregate principal amount of 2021 Notes originally issued remains outstanding after each such redemption and notice of any such redemption is mailed within 90 days of any such sale of common stock.
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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Repurchase of Debt Securities
On September 20, 2014, the company completed the redemption of its outstanding 8.125 percent notes due September 15, 2015. The notes were redeemed at a premium equal to 7 percent of their principal amount. The repurchase of $84 million of 8.125 percent notes was accounted for as an extinguishment of debt, and accordingly, the company recognized a net loss on debt extinguishment of $5 million consisting of $6 million of premium net of $1 million acceleration of the remaining unamortized gain on a related interest rate swap termination. The net loss on debt extinguishment is included in interest expense, net in the consolidated statement of operations.
On August 5, 2014, the company repurchased $38 million of its 4.0 percent convertible notes due February 15, 2027. The notes were purchased at a premium equal to 7 percent of their principal amount. The repurchase of $38 million of 4.0 percent convertible notes were accounted for as an extinguishment of debt, and accordingly, the company recognized a net loss on debt extinguishment of $5 million, the majority of which is premium. The net loss on debt extinguishment is included in interest expense, net in the consolidated statement of operations.
On March 15, 2014, the company completed the redemption of its 10.625 percent notes due March 15, 2018. The notes were redeemed at a premium equal to 5 percent of their principal amount. The repurchase of $250 million of 10.625 percent notes was accounted for as an extinguishment of debt, and accordingly, the company recognized a net loss on debt extinguishment of $19 million, which consisted of $6 million of unamortized discount and deferred issuance costs and $13 million of premium. The net loss on debt extinguishment is included in interest expense, net in the consolidated statement of operations.
On June 5, 2013, the company completed a cash tender offer for its 8.125 percent notes due September 15, 2015. The notes were repurchased at a premium equal to 14 percent of their principal amount. The repurchase of $167 million of 8.125 percent notes was accounted for as an extinguishment of debt, and accordingly, the company recognized a net loss on debt extinguishment of $19 million, which is included in interest expense, net in the consolidated statement of operations.
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
The company pays 7.875 percent cash interest on the principal amount of the 2013 convertible notes semi-annually in arrears on June 1 and December 1 of each year to holders of record at the close of business on the preceding May 15 and November 15, respectively, and at maturity to the holders that present the 2013 convertible notes for payment. Interest accrues on the principal amount thereof from and including the date the 2013 convertible notes are issued or from, and including, the last date in respect of which interest has been paid or provided for, as the case may be, to, but excluding, the next interest payment date.
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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(3) Prior to June 1, 2025, if the company has called the 2013 convertible notes for redemption;
(4) Prior to June 1, 2025, upon the occurrence of specified corporate transactions; or
(5) At any time on or after June 1, 2025.
On or after December 1, 2020, the company may redeem the 2013 convertible notes at its option, in whole or in part, at a redemption price in cash equal to 100 percent of the principal amount at maturity of the 2013 convertible notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Further, holders may require the company to purchase all or a portion of their 2013 convertible notes at a purchase price in cash equal to 100 percent of the principal amount at maturity of the 2013 convertible notes to be purchased, plus accrued and unpaid interest, on December 1, 2020 or upon certain fundamental changes. The maximum number of shares of common stock those Notes are convertible into is approximately 19 million shares.
The company used the net proceeds of approximately $220 million from the offering of the 2013 convertible notes (after discounts and issuance costs) and additional cash to acquire a portion of its outstanding 4.625 percent convertible senior notes due 2026 (the “4.625 percent notes”) in transactions that settled concurrently with the closing of the 2013 Convertible Note offering. Approximately $245 million of $300 million principal amount of the 4.625 percent notes were acquired for an aggregate purchase price of approximately $236 million (including accrued interest). The company recognized a loss on debt extinguishment of $5 million.
Accounting guidance requires that cash-settled convertible debt, such as the 2013 convertible notes, be separated into debt and equity components at issuance and a value be assigned to each. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount. The company measures the debt component at fair value by utilizing a discounted cash flow model. This model utilizes observable inputs such as contractual repayment terms, benchmark forward yield curves, and yield curves and quoted market prices of its own nonconvertible debt. The yield curves are acquired from an independent source that is widely used in the financial industry and reviewed internally by personnel with appropriate expertise in valuation methodologies. The estimated fair value of the debt component of the Notes was $216 million (Level 2). The amount of the equity component recognized was $9 million.
2026 and 2027 convertible notes

In February 2007, the company issued $200 million of 4.00 percent convertible senior unsecured notes due 2027 (the "2027 convertible notes"). In August 2014, the company acquired approximately $38 million of the $200 million principal amount of the 2027 convertible notes. The 2027 convertible notes bear cash interest at a rate of 4.00 percent per annum from the date of issuance through February 15, 2019, payable semi-annually in arrears on February 15 and August 15 of each year. After February 15, 2019, the principal amount of the notes will be subject to accretion at a rate that provides holders with an aggregate annual yield to maturity of 4.00 percent.

The 2027 convertible notes are convertible into shares of the company’s common stock at an initial conversion rate, subject to adjustment, equivalent to 37.4111 shares of common stock per $1,000 initial principal amount of notes, which represents an initial conversion price of approximately $26.73 per share. If converted, the accreted principal amount will be settled in cash and the remainder of the company’s conversion obligation, if any, in excess of such accreted principal amount will be settled in cash, shares of common stock, or a combination thereof, at the company’s election. Holders may convert their 2027 convertible notes at any time on or after February 15, 2025. The maximum number of shares of common stock the 2027 convertible notes are convertible into is approximately 6 million shares.

In March 2006, the company issued $300 million of 4.625 percent convertible senior unsecured notes due 2026 (the "2026 convertible notes"). In December 2012, the company acquired approximately $245 million of $300 million principal amount of the 2026 convertible notes. The 2026 convertible notes bear cash interest at a rate of 4.625 percent per annum from the date of issuance through March 1, 2016, payable semi-annually in arrears on March 1 and September 1 of each year. After March 1, 2016, the principal amount of the 2026 convertible notes will be subject to accretion at a rate that provides holders with an aggregate annual yield to maturity of 4.625 percent.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The 2026 convertible notes are convertible into shares of the company’s common stock at an initial conversion rate, subject to adjustment, equivalent to 47.6667 shares of common stock per $1,000 initial principal amount of notes, which represents an initial conversion price of approximately $20.98 per share. If converted, the accreted principal amount will be settled in cash and the remainder of the company’s conversion obligation, if any, in excess of such accreted principal amount will be settled in cash, shares of common stock, or a combination thereof, at the company’s election. Holders may convert their 2026 convertible notes at any time on or after March 1, 2024. The maximum number of shares of common stock the 2026 convertible notes are convertible into is approximately 3 million shares.

Prior to February 15, 2025 (for the 2027 convertible notes) and March 1, 2024 (for the 2026 convertible notes), holders may convert their notes only under the following circumstances:

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
On or after February 15, 2019, the company may redeem the 2027 convertible notes, in whole or in part, for cash at a redemption price equal to 100 percent of the accreted principal amount plus any accrued and unpaid interest. On each of February 15, 2019 and 2022, or upon certain fundamental changes, holders may require the company to purchase all or a portion of their 2027 convertible notes at a purchase price in cash equal to 100 percent of the accreted principal amount plus any accrued and unpaid interest. On or after March 1, 2016, the company may redeem the 2026 convertible notes, in whole or in part, for cash at a redemption price equal to 100 percent of the accreted principal amount plus any accrued and unpaid interest. On each of March 1, 2016, 2018, 2020, 2022 and 2024, or upon certain fundamental changes, holders may require the company to purchase all or a portion of their 2026 convertible notes at a purchase price in cash equal to 100 percent of the accreted principal amount plus any accrued and unpaid interest.

Both the 2027 convertible notes and 2026 convertible notes are fully and unconditionally guaranteed by certain subsidiaries of the company that currently guarantee the company’s obligations under its senior secured credit facility and other publicly held notes (see Revolving Credit Facility above).

The estimated aggregate fair value of the equity component of the 2026 convertible notes and 2027 convertible notes of $108 million was recognized in additional paid-in capital upon adoption of the accounting guidance for cash-settled convertible debt mentioned above. In addition, the company allocated $4 million of unamortized debt issuance costs to the equity component and recognized this amount as a reduction to additional paid-in capital. The company also recognized a discount on convertible notes of $108 million, which is being amortized as non-cash interest expense over periods of ten and twelve years for the 2026 convertible notes and 2027 convertible notes, respectively. Upon recognition of the equity component of the convertible notes, the company also recognized a deferred tax liability of $39 million as the tax effect of the basis difference between carrying and notional values of the convertible notes. The carrying value of this deferred tax liability was offset with certain net deferred tax assets in the first quarter of fiscal year 2009 for determining valuation allowances against those deferred tax assets (see Note 21).

The following table summarizes the principal amounts and related unamortized discount on all convertible notes (in millions):

	September 30, 2014	September 30, 2013
Principal amount of convertible notes	$467	$505
Unamortized discount on convertible notes	(52)	(66)
Net carrying value	$415	$439

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes other information related to the convertible notes:

	2026 convertible notes	2027 convertible notes	2013 convertible notes
Total amortization period for debt discount (in years):	10	12	8
Remaining amortization period for debt discount (in years):	2	5	6
Effective interest rates on convertible notes:	7.0%	7.7%	10.9%

The following table summarizes interest costs recognized on convertible notes (in millions):

	Year Ended September 30,
	2014	2013	2012
Contractual interest coupon	$30	$29	$22
Amortization of debt discount	9	8	10
Repurchase of convertible notes	5	5	—
Total	$44	$42	$32

At September 30, 2014 and 2013, the carrying amount of the equity component related to convertible debt was $70 million and $73 million, respectively.

Debt Maturities

As of September 30, 2014, the company is contractually obligated to make payments as follows (in millions):

	Total	2015	2016	2017	2018	2019	Thereafter (2)
Total debt (1)	$1,024	$7	$22	$17	$4	$2	$972

(1)	Total debt excludes the unamortized discount on convertible notes of $31 million and discount of $21 million on the 7.875 percent notes due March 1, 2026.

(2)
Includes the company's 4.625 percent, 4.0 percent and 7.875 percent convertible notes, which contain a put and call feature that allows for earlier redemption beginning in 2016, 2019 and 2020, respectively.

Capital Leases
     On March 20, 2012, the company entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, the company can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any point in time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, the company can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. As of September 30, 2014 and 2013, the company had $13 million and $15 million outstanding under this capital lease arrangement, respectively. In addition, the company had another $13 million outstanding through other capital lease arrangements at both September 30, 2014 and September 30, 2013.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of September 30, 2014, the future minimum lease payments for noncancelable capital leases with initial terms in excess of one year were as follows:

	Total	2015	2016	2017	2018	2019	Thereafter
Capital lease obligation	$35	$7	$7	$6	$4	$3	$8
Less amounts representing interest	(9)	(2)	(2)	(1)	(1)	(1)	(2)
Principal on capital lease	$26	$5	$5	$5	$3	$2	$6

Letter of Credit Facilities

On February 21, 2014, the company entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million through December 19, 2015. From December 20, 2015 through March 19, 2019 the aggregate availability is $25 million.This facility contains covenants and events of default generally similar to those existing in the company’s public debt indentures. At September 30, 2014 and 2013, $25 million and $27 million of letters of credit were outstanding under this facility. In addition, the company had $9 million of letters of credit outstanding through other letters of credit facilities at both September 30, 2014 and 2013.
Export financing arrangements
The company entered into a number of export financing arrangements through its Brazilian subsidiary during fiscal years 2014 and 2013.  The export financing arrangements are issued under an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs.  The arrangements bear interest at 5.5 percent and have maturity dates in 2016 and 2017. There were $29 million  and $18 million outstanding under these arrangements at September 30, 2014 and 2013, respectively. In addition, the company had another $2 million outstanding through a similar arrangement through its India subsidiary at September 30, 2014.
Interest Rate Swap Agreements

In August 2012, the company entered into a four-year interest rate swap arrangement that effectively converted the variable interest rate on its term loan expressed as a LIBOR-based rate into a variable interest rate based on U.S. federal funds rate. In February 2014, the company repaid the outstanding balance on the term loan and then subsequently terminated the interest rate swap arrangement.

In September 2014, the company recognized $1 million of the remaining unamortized gain on an interest rate swap termination upon the repurchase of $84 million of principal of the 8.125 percent notes due September 15, 2015, which is included in net loss on debt extinguishment.

Operating Leases

The company has various operating leasing arrangements. Future minimum lease payments under these operating leases are $16 million in 2015, $14 million in 2016, $13 million in 2017, $13 million in 2018, $12 million in 2019 and $24 million thereafter.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. FINANCIAL INSTRUMENTS

The company’s financial instruments include cash and cash equivalents, short-term debt, long-term debt, and foreign exchange forward and options contracts. The company uses derivatives for hedging and non-trading purposes in order to manage its foreign exchange rate exposures.

Foreign Exchange Contracts

As a result of the company’s substantial international operations, it is exposed to foreign currency risks that arise from normal business operations, including in connection with transactions that are denominated in foreign currencies. In addition, the company translates sales and financial results denominated in foreign currencies into U.S. dollars for purposes of its consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on reported revenues and operating income, while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal years 2014, 2013 and 2012, the company's reported financial results were adversely affected by appreciation of the U.S. dollar against foreign currencies relative to the prior years.

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

At September 30, 2014, 2013 and 2012, the notional amount of the company's foreign exchange contracts outstanding under its foreign currency cash flow hedging program were $47 million, $75 million, and $113 million respectively. The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

The company generally does not hedge against its foreign currency exposure related to translations to U.S. dollars of its financial results denominated in foreign currencies. However, due to increasing foreign currency exchange risk associated with purchasing economics related to the Indian Rupee, the company entered into foreign currency option contracts on expected future purchases tied to the Indian Rupee. The contracts were entered into during April 2014 with effective dates from the start of fiscal year 2015 through the end of fiscal year 2016. Changes in fair value associated with these contracts are recorded in cost of sales.

The following table summarizes the impact of the company’s derivatives instruments on comprehensive income for fiscal years ended September 30 (in millions):

	Location of Gain (Loss)	2014	2013	2012
Derivatives designated as hedging instruments:
Amount of gain recognized in AOCL (effective portion)	AOCL	$3	$—	$3
Amount of gain (loss) reclassified from AOCL into income (effective portion)	Cost of Sales	1	1	3
Derivatives not designated as hedging instruments: Amount of gain recognized in income	Cost of Sales	—	—	—

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	September 30, 2014		September 30, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$247	$247	$318	$318
Short-term debt	7	7	13	13
Long-term debt	965	1,143	1,125	1,266
Foreign exchange forward contracts (asset)	2	2	—	—
Foreign exchange forward contracts (liability)	—	—	1	1
Short-term foreign currency option contracts (asset)	2	2	—	—
Long-term foreign currency option contracts (asset)	1	1	—	—

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	September 30, 2014			September 30, 2013
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Asset
Foreign exchange forward contract	2	—	2	—	—	—
Derivative Liabilities
Foreign exchange forward contract	—	—	—	1	—	1

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

•
Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar instruments in active markets and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related instrument.
In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest priority level input that is significant to the valuation. The company's assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair value of financial instruments by the valuation hierarchy at September 30, 2014 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$247	$—	$—
Short-term debt	—	—	7
Long-term debt	—	1,093	50
Foreign exchange forward contracts (asset)	—	2	—
Short Term foreign currency option contracts	—	—	2
Long Term foreign currency option contracts	—	—	1
Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents at September 30, 2014 or September 30, 2013.
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
Foreign currency option contracts — The company uses foreign currency option contracts on expected future purchases tied to the Indian Rupee due to increasing foreign currency exchange risk. The contracts were entered into during April 2014 with effective dates from the start of fiscal year 2015 through the end of fiscal year 2016. The fair value of foreign currency option contracts is based on a third-party proprietary model, which incorporates inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates, and time element utilizing market rates with similar quality and maturity characteristics. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.

17. SHAREOWNERS’ EQUITY

Common Stock

The company is authorized to issue 500 million shares of Common Stock, with a par value of $1 per share, and 30 million shares of Preferred Stock, without par value, of which 2 million shares are designated as Series A Junior Participating Preferred Stock (Junior Preferred Stock). No shares of Preferred Stock and Junior Preferred Stock have been issued.

 In February 2012, the company filed a shelf registration statement with the Securities and Exchange Commission, which was amended in November 2012, registering up to $750 million of debt and/or equity securities that may be offered in one or more series on terms to be determined at the time of sale. The amount remaining at September 30, 2014 was $250 million.

The company has reserved approximately 10 million shares of Common Stock in connection with its 2010 Long-Term Incentive Plan, as amended (LTIP) for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, restricted share units and stock awards to key employees and directors. At September 30, 2014, there were 4.8 million shares available for future grants under these plans.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Loss (AOCL)

The components of AOCL as reported in the Consolidated Balance Sheet and Statement of Equity (Deficit), and the changes in AOCL by components, net of tax, are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at September 30, 2013	$61	$(792)	$(3)	$(734)
Other comprehensive income (loss) before reclassification	(20)	(21)	2	(39)
Amounts reclassified from accumulated other comprehensive loss - net of tax	—	24	—	24
Net current-period other comprehensive income (loss)	$(20)	$3	$2	$(15)
Balance at September 30, 2014	$41	$(789)	$(1)	$(749)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Amortization of prior service costs	$(7)	(a)
Amortization of actuarial losses	46	(a)
Recognized prior service costs due to curtailment	(15)	(a)
	24	Total before tax
	—	Tax (benefit) expense
	$24	Net of tax

Total reclassifications for the period	24	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 19 and 20 for additional details).

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. EQUITY BASED COMPENSATION

Stock Options

Under the company’s incentive plans, stock options are typically granted at prices equal to the fair value on the date of grant and have a maximum term of 10 years. Stock options generally vest over a three-year period from the date of grant. No stock options were granted or exercised during fiscal year 2014. During fiscal year 2013, the company granted 350,000 stock options to the Chief Executive Officer as a hiring incentive. These options vest based on the satisfaction of certain service and market performance conditions. The fair value of this option award was $1.3 million at the grant date with a derived service period of 12 months. No stock options were granted during fiscal year 2012.

The following is a rollforward of stock options for fiscal year 2014 (shares in thousands, exercise price and remaining contractual term represent weighted averages and aggregate intrinsic values in millions):

	Shares	Exercise Price	Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding — beginning of year	864	$12.27
Cancelled or expired	(214)	18.19
Outstanding — end of year	650	$10.32	3.0	—
Exercisable — end of year	533	$10.79	2.7	—
The following table provides additional information about outstanding stock options at September 30, 2014 (shares in thousands, exercise price represents a weighted average):

	Outstanding			Exercisable
	Shares	Remaining Contractual Life (years)	Exercise Price	Shares	Exercise Price
$8.00 to $12.00	350	4.0	$8.22	233	$8.22
$12.01 to $16.00	300	1.8	12.78	300	12.78
Total	650			533
Stock-based compensation is measured at the grant date based on the fair value of the award and is generally recognized as expense ratably on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.
Compensation expense is recognized for the non-vested portion of previously issued stock options. During fiscal year 2014, the company recognized $1.2 million in compensation expense associated with the expensing of stock options. Compensation expense associated with the expensing of stock options was not significant in fiscal years 2013. No compensation expense associated with the expensing of stock options was recognized in fiscal year 2012. No options were exercised in fiscal years 2014, 2013 and 2012.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Restricted Stock and Restricted Units

The company has granted shares of restricted stock and restricted share units to certain employees and non-employee members of the Board of Directors in accordance with the existing plans. The company measures the grant price fair value of these stock-based awards at the market price of the company’s common stock as of the date of the grant. Employee awards typically vest at the end of three years and are subject to continued employment by the employee. Compensation cost associated with stock-based awards is recognized ratably over the vesting period. Cash dividends on the restricted stock, if any, are reinvested in additional shares of common stock during the vesting period.

In fiscal years 2014, 2013 and 2012, the company granted 218,816, 1,003,723, and 1,325,447 shares of restricted share units, respectively. The grant date weighted average fair value of these shares was $9.23, $4.43, and $6.14 for shares granted in fiscal years 2014, 2013 and 2012, respectively. The number of non-vested restricted shares and restricted share units as of September 30, 2014 was 2,038,853. The per share weighted average fair value of these non-vested shares was $7.16.

As of September 30, 2014, there was $2 million of total unrecognized compensation costs related to non-vested restricted shares and restricted share units. These costs are expected to be recognized over a weighted average period of one year. Total compensation expense recognized for restricted stock and restricted share units was $4 million for fiscal year 2014, $5 million in fiscal year 2013, and $6 million in fiscal year 2012.

Performance Share Units

The company has granted performance share units to all executives eligible to participate in the long-term incentive plan. The company measures the grant price fair value of these units based awards at the market price of the company’s common stock as of the date of the grant. Compensation cost associated with these stock based awards is recognized ratably over the vesting period.

On November 7, 2013, the Board of Directors approved a grant of performance share units to all executives eligible to participate in the long-term incentive plan. Each performance share unit represents the right to receive one share of common stock upon achievement of certain performance and time vesting criteria. The fair value of each share unit is $7.97, the company’s share price on the grant date of December 1, 2013. The number of shares that vest will be between 0% and 200% of the estimated grant date amount of 1.5 million shares. The plan allows for incremental performance share units to be issued for executive promotions on a quarterly basis.
The actual number of performance share units that will vest will depend upon the company’s performance relative to the established M2016 goals for the three-year performance period of October 1, 2013 to September 30, 2016, measured at the end of the performance period. The number of potential performance units will depend on meeting the established M2016 goals at the following weights: 50% associated with achieving the Adjusted EBITDA margin targets, 25% associated with reducing net debt including retirement benefit liabilities targets, and 25% associated with generating incremental booked revenue targets.
There were 1.8 million performance share units granted during fiscal 2014, of which 1,634,561 were not vested as of September 30, 2014. The per share weighted average fair value of the performance share units was $8.27 as of September 30, 2014.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the year ended September 30, 2014, compensation cost recognized related to the performance share units was $4 million. As of September 30, 2014, there were $10 million of total unrecognized compensation costs related to non-vested performance share unit equity compensation arrangements. These costs are expected to be recognized over a weighted average period of 2 years.

19. RETIREMENT MEDICAL PLANS

The company has retirement medical plans that cover certain of its U.S. and non-U.S. employees, including certain employees of divested businesses, and provide for medical payments to eligible employees and dependents upon retirement. These plans are unfunded.

The company approved amendments to certain retiree medical plans in fiscal years 2002 and 2004. Certain of these plan amendments were challenged in lawsuits that were filed in the United States District Court for the Eastern District of Michigan (District Court) alleging the changes breached the terms of various collective bargaining agreements entered into with the United Auto Workers (the UAW lawsuit) at facilities that have either been closed or sold and alleging a companion claim under the Employee Retirement Income Security Act of 1974 (ERISA).

On December 22, 2005, the District Court issued a preliminary injunction enjoining the company from implementing the changes to retiree health benefits and ordered the company to reinstate and resume paying the full cost of health benefits for the UAW retirees at the levels existing prior to the changes made in 2002 and 2004. On August 17, 2006, the District Court granted a motion by the UAW for summary judgment and granted the UAW’s request to make the terms of the preliminary injunction permanent (the injunction). The company accounted for the injunction as a rescission of the 2002 and 2004 plan amendments and began recording the impact of the injunction in March 2006. In addition, the injunction ordered the defendants to reimburse the plaintiffs for out-of-pocket expenses incurred since the date of the earlier benefit modifications. The company has recorded a $2 million reserve at September 30, 2014 and 2013, as the best estimate of its liability for these retroactive benefits. The company continues to believe it has meritorious defenses to these actions and has appealed the District Court’s order to the U.S. Court of Appeals for the Sixth Circuit. The ultimate outcome of the UAW lawsuit may result in future plan amendments. The impact of any future plan amendments cannot be currently estimated.

On September 26, 2014, Meritor amended its retiree medical and retiree life insurance plan in the United States to cease retiree medical coverage for salaried and non-union hourly employees under the age of 65, and eliminate retiree life insurance coverage with face amounts ranging from $3,750 to $15,000. The amendment triggered a curtailment in the fourth quarter of fiscal year 2014 which immediately reduced the retiree medical liability by $16 million (i.e., a curtailment gain) and reduced retiree medical expense by $15 million. The reduction in expense was primarily attributable to the required immediate recognition of negative prior service costs which were previously being amortized into net periodic expense over the active participants remaining average service life. The $16 million reduction to the retiree medical liability established a new negative prior service cost base, which will be amortized into net period expense over the remaining average service life of approximately 8 years.

The company’s retiree medical obligations were measured as of September 30, 2014 and 2013. The following are the assumptions used in the measurement of the APBO and retiree medical expense:

	2014	2013	2012
Discount rate	4.20%	4.80%	3.90%
Health care cost trend rate	7.40%	7.00%	7.20%
Ultimate health care trend rate	5.00%	5.00%	5.00%
Year ultimate rate is reached	2022	2022	2023

The assumptions noted above are used to calculate the APBO for each fiscal year end and retiree medical expense for the subsequent fiscal year.

The discount rate is used to calculate the present value of the APBO. This rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical benefits. The company has used the corporate AA/Aa bond rate for this assumption. The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. The company’s projection for fiscal year 2015 is an increase in health care costs of 7.40 percent.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The APBO as of the September 30, 2014 and 2013 measurement dates are summarized as follows (in millions):

	2014	2013
Retirees	$465	$495
Employees eligible to retire	4	8
Employees not eligible to retire	8	8
Total	$477	$511
The following reconciles the change in APBO and the amounts included in the consolidated balance sheet for years ended September 30, 2014 and 2013, respectively (in millions):

	2014	2013
APBO — beginning of year	$511	$554
Service cost	—	1
Interest cost	23	21
Participant contributions	2	3
Actuarial gain	(2)	(20)
Foreign currency rate changes	(1)	(1)
Curtailment gain	(16)	(5)
Benefit payments	(40)	(42)
APBO — end of year	477	511
Other (1)	2	2
Retiree medical liability	$479	$513

(1)	The company recorded a $2 million reserve for retiree medical liabilities at September 30, 2014 and 2013 as its best estimate for retroactive benefits related to the previously mentioned injunction.

Actuarial losses/(gains) relate to changes in the discount rate and other actuarial assumptions. In accordance with FASB ASC Topic 715, “Compensation – Retirement Benefits”, a portion of the actuarial losses is not subject to amortization. The actuarial losses that are subject to amortization are generally amortized over the average expected remaining service life, which is approximately 8 years. Union plan amendments are generally amortized over the contract period, or 3 years.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. The company provides retiree medical benefits under certain plans that exceed the value of the benefits that are provided by the Medicare Part D plan. Therefore, management concluded that these plans are at least actuarially equivalent to the Medicare Part D plan and the company is eligible for the federal subsidy. The impact of the subsidy was a reduction in the fiscal year 2013 and 2012 retiree medical expense of $9 million and $12 million, respectively. In September 2011, in connection with the Health Care and Education Reconciliation Act of 2010, the company converted its current prescription drug program for certain retirees to a group-based, company-sponsored Medicare Part D program, or Employer Group Waiver Plan (EGWP). In September 2012, the company converted certain additional groups of retirees to EGWP and as a result, reduced its APBO by an additional amount of approximately $25 million. These reductions to APBO are being amortized over an average expected remaining service life of approximately 8 years. In 2013, the company began using use the Part D subsidies delivered through EGWP to reduce its net retiree medical costs. As a result of this change in assumption, the company reduced its APBO by approximately $35 million.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The retiree medical liability is included in the consolidated balance sheet as follows (in millions):

	September 30,
	2014	2013
Current — included in compensation and benefits	$33	$37
Long-term — included in retirement benefits	446	476
Retiree medical liability	$479	$513
The following table summarizes the amounts included in Accumulated Other Comprehensive Loss net of tax related to retiree medical liabilities as of September 30, 2014 and 2013 and changes recognized in Other Comprehensive Income (Loss) net of tax for the years ended September 30, 2014 and 2013.

	Net Actuarial Loss	Prior Service Cost (Benefit)	Total
Balance at September 30, 2013	$169	$(19)	$150
Net actuarial gain for the year	(3)	—	(3)
Curtailment gain	—	(16)	(16)
Recognized prior service costs due to curtailment	—	15	15
Amortization for the year	(23)	7	(16)
Deferred tax impact	(1)	—	(1)
Balance at September 30, 2014	$142	$(13)	$129

Balance at September 30, 2012	$197	$(6)	$191
Net actuarial (gain) loss for the year	1	(21)	(20)
Amortization for the year	(27)	8	(19)
Curtailment gain	(5)	—	(5)
Deferred tax impact	3	—	3
Balance at September 30, 2013	$169	$(19)	$150
The net actuarial loss and prior service benefit that are estimated to be amortized from accumulated other comprehensive loss into net periodic retiree medical expense in fiscal year 2015 are $22 million and $1 million, respectively.

The components of retiree medical expense for years ended September 30 are as follows (in millions):

	2014	2013	2012
Service cost	$—	$1	$1
Interest cost	23	21	24
Amortization of:
Prior service benefit	(7)	(8)	(9)
Actuarial losses	23	27	26
Recognized prior service costs due to curtailment	$(15)	$—	$—
Retiree medical expense	$24	$41	$42

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2014	2013
Effect on total service and interest cost
1% Increase	$2	$3
1% Decrease	(2)	(2)
Effect on APBO
1% Increase	46	50
1% Decrease	(40)	(43)

     The company expects future benefit payments as follows (in millions):

	Gross Benefit Payments	Gross Receipts(1)
Fiscal 2015	$38	$5
Fiscal 2016	39	6
Fiscal 2017	39	6
Fiscal 2018	40	7
Fiscal 2019	40	7
Fiscal 2020 – 2024	202	41
____________________

(1)	Consists of subsidies and rebates available under EGWP.

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

On August 1, 2010, Meritor amended its defined benefit pension plan in the United Kingdom to cease the accrual of future benefits for all of its active plan participants. Subsequent to the freeze date, the company began making contributions to its defined contribution savings plan on behalf of the affected employees. The amount of the savings plan contribution is based on a percentage of the employees’ pay. These changes did not affect then-current retirees. The company began recording the impact of the plan freeze in the fourth quarter of fiscal year 2010. The amendment to freeze the plan triggered a curtailment in the fourth quarter of fiscal year 2010 reducing pension expense by $7 million. The reduction in expense was primarily attributable to the required immediate recognition of negative prior service costs which were previously being amortized into net periodic pension expense over the active participants remaining average service life. Subsequent to the plan freeze, accumulated actuarial losses are being amortized into net periodic pension expense over the average life expectancy of inactive plan participants of approximately 28 years rather than over their remaining average service life.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
During the third quarter of fiscal year 2013, the company settled five Canadian pension plans via lump-sum payments out of plan assets to participants and annuity contract purchases with an insurance company. A non-cash pre-tax settlement loss of approximately $36 million associated with the annuity purchase and lump-sum actions was recognized. In accordance with settlement accounting, $68 million of benefit obligations and $72 million of pension plan assets associated with the actions were derecognized during the quarter ended June 30, 2013.
In June 2013, the company amended its U.S. Retirement Plan to allow all terminated vested participants with an accrued benefit of $5,000 or less to receive a full lump-sum distribution of their benefit. The lump-sum amounts were rolled into individual retirement accounts for those participants that had an accrued benefit of $1,000 to $5,000 who did not make an affirmative election to receive their benefits. For those participants with an accrued benefit of less than $1,000, the benefits were automatically distributed to the participant.
Additionally, in June 2013, the company announced a special election window to offer voluntary lump-sum pension payouts to eligible terminated vested participants with an accrued benefit in the U.S. Retirement Plan that settled the company's obligation to those who accepted the offer. The program provided participants with a one-time choice of electing to receive a lump-sum settlement of their remaining pension benefit. Lump-sum distributions under this election window were paid in September 2013. The company recognized a $73 million non-cash settlement loss during the fourth quarter of fiscal year 2013 associated with these payouts. In addition, pension plan assets and pension benefit obligations of $157 million and $178 million, respectively, were derecognized as a result of the U.S. lump-sum settlements.
The company’s pension obligations were measured as of September 30, 2014, 2013 and 2012, except for the five Canadian pension plans which were settled in the third quarter of fiscal year 2013. The pension obligation associated with the settled Canadian pension plans were measured as of June 30, 3013 and September 30, 2012. The U.S. plans include qualified and non-qualified pension plans. The company’s most significant non-U.S. plan is located in the United Kingdom. Other non-U.S. plans include plans primarily in Canada, Germany and Switzerland.

The following are the significant assumptions used in the measurement of the projected benefit obligation (PBO) and net periodic pension expense:

	U.S. Plans
	2014			2013			2012
Discount Rate	4.20%	—	4.30%	4.75%	—	4.95%	4.20%
Assumed return on plan assets (beginning of the year)	8.00%			8.00%			8.00%

	Non-U.S. Plans
	2014			2013			2012
Discount Rate (1)	1.90%	—	4.10%	2.40%	—	4.70%	2.10%	—	4.60%
Assumed return on plan assets (beginning of the year) (1)	2.25%	—	7.25%	2.50%	—	7.25%	2.50%	—	7.50%
Rate of compensation increase (2)	2.00%	—	3.00%	2.00%	—	3.00%	2.00%	—	3.00%
____________________

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)
The discount rate for the company’s U.K. pension plan was 4.10 percent, 4.70 percent and 4.60 percent for 2014, 2013 and 2012, respectively. The assumed return on plan assets for this plan was 7.25 percent, 7.25 percent and 7.50 percent for fiscal years 2014, 2013 and 2012, respectively.

(2)
The rate of compensation increase for the company's Canadian pension plans was 3.00 percent for 2014, 2013 and 2012. The rate of compensation increase for the company's Swiss pension plans was 2.00 percent for 2014, 2013 and 2012.

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

The following table reconciles the change in the PBO, the change in plan assets and amounts included in the consolidated balance sheet for the years ended September 30, 2014 and 2013, respectively (in millions):

	2014			2013
	U.S.	Non- U.S.	Total	U.S.	Non- U.S.	Total
PBO — beginning of year	$1,017	$691	$1,708	$1,312	$754	$2,066
Service cost	1	1	2	1	2	3
Interest cost	49	31	80	54	29	83
Actuarial loss (gain)	67	38	105	(102)	17	(85)
Curtailment gain	—	—	—	(4)	(1)	(5)
Settlements	—	—	—	(178)	(70)	(248)
Amendments	(4)	—	(4)	—	—	—
Benefit payments	(71)	(28)	(99)	(66)	(33)	(99)
Foreign currency rate changes	—	2	2	—	(7)	(7)
PBO — end of year	$1,059	$735	$1,794	$1,017	$691	$1,708
Change in plan assets
Fair value of assets — beginning of year	$710	$657	$1,367	$864	$673	$1,537
Actual return on plan assets	94	69	163	3	53	56
Employer contributions	99	38	137	66	49	115
Settlements	—	—	—	(157)	(74)	(231)
Benefit payments	(71)	(28)	(99)	(66)	(33)	(99)
Foreign currency rate changes	—	7	7	—	(11)	(11)
Fair value of assets — end of year	$832	$743	$1,575	$710	$657	$1,367
Funded status	$(227)	$8	$(219)	$(307)	$(34)	$(341)
Amounts included in the consolidated balance sheet at September 30 are comprised of the following (in millions):

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2014			2013
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Non-current assets	$—	$104	$104	$—	$55	$55
Current liabilities	(5)	(3)	(8)	(6)	(3)	(9)
Retirement benefits-non-current	(222)	(93)	(315)	(301)	(86)	(387)
Net amount recognized	$(227)	$8	$(219)	$(307)	$(34)	$(341)
The following tables summarize the amounts included in Accumulated Other Comprehensive Loss net of tax related to pension liabilities as of September 30, 2014 and 2013 and changes recognized in Other Comprehensive Income (Loss) net of tax for the year ended September 30, 2014.

	Net Actuarial Loss
	U.S.	Non-U.S.	Total
Balance at September 30, 2013	$408	$234	$642
Net actuarial loss for the year	26	16	42
Amortization for the year	(15)	(8)	(23)
Deferred tax impact	—	(1)	(1)
Balance at September 30, 2014	$419	$241	$660

Balance at September 30, 2012	$560	$259	$819
Net actuarial loss (gain) for the year	(58)	13	(45)
Amortization for the year	(17)	(9)	(26)
Curtailment gain	(4)	—	(4)
Deferred tax impact	—	9	9
Settlements	(73)	(38)	(111)
Balance at September 30, 2013	$408	$234	$642

The company estimates that $27 million of net actuarial losses will be amortized from accumulated other comprehensive loss into net periodic pension expense during fiscal year 2015. The non-current portion of the pension liability is included in Retirement Benefits in the consolidated balance sheet as follows (in millions):

	September 30,
	2014	2013
Pension liability	$315	$387
Retiree medical liability — long term (see Note 19)	446	476
Other	14	23
Total retirement benefits	$775	$886

In accordance with FASB guidance, the PBO, accumulated benefit obligation (ABO) and fair value of plan assets are required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and ABO is that the PBO includes projected compensation increases.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Additional information is as follows (in millions):

	2014			2013
	ABO Exceeds Assets	Assets Exceed ABO	Total	ABO Exceeds Assets	Assets Exceed ABO	Total
PBO	$1,180	$614	$1,794	$1,116	$592	$1,708
ABO	1,180	613	1,793	1,115	592	1,707
Plan Assets	857	718	1,575	719	648	1,367

The components of net periodic pension expense are as follows (in millions):

	2014	2013	2012
Service cost	$2	$3	$2
Interest cost	80	83	91
Assumed rate of return on plan assets	(104)	(112)	(105)
Amortization of —
Actuarial losses	23	26	22
Curtailment gain	—	(1)	—
Settlement loss	—	111	1
Net periodic pension expense	1	110	11
____________________

Disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk are included below.

Investment Policy and Strategy

The company’s primary investment objective for its pension plan assets is to generate a total investment return sufficient to meet present and future benefit payments while minimizing the company’s cash contributions over the life of the plans. In order to accomplish this objective, the company maintains target allocations to identify and manage exposures. The target asset allocation ranges for the U.S. plan are 30–50 percent equity investments, 30–50 percent fixed income investments and 10–30 percent alternative investments. Alternative investments include private equities, real estate, hedge funds and partnership interests. The target asset allocation ranges for the non-U.S. plans are 15–40 percent equity investments, 30–60 percent fixed income investments, 0–10 percent real estate and 10–40 percent alternative investments.

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Plan assets are also allocated to fixed income investments, which seek to minimize interest rate risk volatility relative to pension liabilities. The fixed income portfolio partially matches the long-dated nature of the pension liabilities reducing interest rate risk. Interest rate decreases generally increase the value of fixed income assets, partially offsetting the related increase in the liabilities, while interest rate increases generally result in a decline in the value of fixed income assets while reducing the present value of the liabilities.

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
In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest priority level input that is significant to the valuation. The company's assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

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

Most of the equity investments allow daily redemptions, with some providing monthly liquidity or requiring a 30-day notice.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

U.S. fixed income securities typically offer daily liquidity, with only one Level 2 investment allowing quarterly redemptions. International and emerging fixed income investment vehicles generally provide daily liquidity.

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

Partnerships/Private Equity: This category includes investments in private equity and hedge funds.  Such investments may be made directly or through pooled funds, including fund of funds structures. The fair market value of the company’s interest in partnerships and private equity is valued by the fund managers. The valuation is based on the net present value of observable inputs (dividends, cash flows, earnings, etc.), which are discounted at applicable discount rates. The company and custodian review the methods used by the underlying managers to value the assets.

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of plan assets at September 30, 2014 by asset category is as follows (in millions):

U.S. Plans	2014
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
U.S. – Large cap	$104	$—	$—	$104
U.S. – Small cap	25	—	—	25
Emerging equity	—	22	—	22
Private equity	—	—	80	80
International equity	65	12	—	77
Partnerships – equity	—	57	1	58
Total equity investments	$194	$91	$81	$366
Fixed income investments
U.S. fixed income	$24	$252	$—	$276
Emerging fixed income	—	22	—	22
International fixed income	—	—	11	11
U.S. high yield	—	15	—	15
Partnerships fixed income	—	—	18	18
Total fixed income	$24	$289	$29	$342
Alternatives – Partnerships	—	63	60	123
Cash and cash equivalents	—	1	—	1
Total assets at fair value	$218	$444	$170	$832

Non-U.S. Plans	2014
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
International equity	$103	$112	$—	$215
Fixed income investments
Corporate bonds	—	139	—	139
Other fixed income investments	—	205	—	205
Total fixed income	$—	$344	$—	$344
Real estate	—	—	67	67
Commingled funds	—	9	—	9
Alternative investments	—	—	61	61
Cash and cash equivalents	—	47	—	47
Total assets at fair value	$103	$512	$128	$743

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of plan assets at September 30, 2013 by asset category is as follows (in millions):

U.S. Plans	2013
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
U.S. – Large cap	$97	$—	$—	$97
U.S. – Small cap	29	—	—	29
Emerging equity	—	22	—	22
Private equity	—	—	50	50
International equity	81	—	—	81
Partnerships – equity	—	41	—	41
Total equity investments	$207	$63	$50	$320
Fixed income investments
U.S. fixed income	$21	$173	$—	$194
Emerging fixed income	—	20	—	20
International fixed income	—	—	9	9
U.S. high yield	—	—	12	12
Partnerships fixed income	—	—	19	19
Total fixed income	$21	$193	$40	$254
Alternatives – Partnerships	—	71	53	124
Cash and cash equivalents	—	12	—	12
Total assets at fair value	$228	$339	$143	$710

Non-U.S. Plans	2013
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
International equity	$94	$102	$—	$196
Fixed income investments
Corporate bonds	—	145	—	145
Other fixed income investments	—	137	—	137
Total fixed income	$—	$282	$—	$282
Real estate	—	—	59	59
Commingled funds	—	9	—	9
Alternative investments	—	—	56	56
Cash and cash equivalents	—	55	—	55
Total assets at fair value	$94	$448	$115	$657

Unfunded Commitment

As of September 30, 2014, the U.S. plan had $20 million of unfunded investment commitments related to plan assets. The majority of this amount is attributed to partnership investments that the plan will invest in gradually over the course of several years. Non-U.S. plans currently do not have any unfunded commitments.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended September 30, 2014 (in millions):

U.S. Plans	2014
	Fair Value at October 1, 2013	Return on Plan Assets: Attributable to Assets Held at September 30, 2014	Purchases	Settlements	Net Transfers Into (Out of) Level 3	Fair Value at September 30, 2014
Asset Category
Private equity	$50	$23	$13	$(6)	$—	$80
U.S. high yield	12	1	2	—	(15)	—
International fixed income	9	2	—	—	—	11
Partnerships –
Fixed income	19	1	2	(4)	—	18
Equity	—	—	—	—	1	1
Alternatives –
Partnerships	53	9	—	(2)	—	60
Total Level 3 fair value	$143	$36	$17	$(12)	$(14)	$170

Non-U.S. Plans	2014
	Fair Value at October 1, 2013	Return on Plan Assets: Attributable to Assets Held at September 30, 2014	Purchases	Settlements	Net Transfers Into (Out of) Level 3	Fair Value at September 30, 2014
Asset Category
Real estate	$59	$9	$—	$(1)	$—	$67
Alternative investments	56	5	—	—	—	61
Total Level 3 fair value	$115	$14	$—	$(1)	$—	$128

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended September 30, 2013 (in millions):

U.S. Plans	2013
	Fair Value at October 1, 2012	Return on Plan Assets: Attributable to Assets Held at September 30, 2013	Purchases	Settlements	Net Transfers Into (Out of) Level 3	Fair Value at September 30, 2013
Asset Category
Private equity	$48	$1	$3	$(2)	$—	$50
U.S. high yield	10	2	—	—	—	12
International fixed income	10	(1)	—	—	—	9
Partnerships –
Fixed income	13	1	9	(4)	—	19
Equity	13	—	—	—	(13)	—
Alternatives –
Partnerships	49	7	—	(3)	—	53
Total Level 3 fair value	$143	$10	$12	$(9)	$(13)	$143

Non-U.S. Plans	2013
	Fair Value at October 1, 2012	Return on Plan Assets: Attributable to Assets Held at September 30, 2011	Purchases	Settlements	Net Transfers Into (Out of) Level 3	Fair Value at September 30, 2013
Asset Category
Real estate	$50	$1	$10	$(2)	$—	$59
Alternative investments	64	4	—	(12)	—	56
Total Level 3 fair value	$114	$5	$10	$(14)	$—	$115

Information about the expected cash flows for the U.S. and non-U.S. pension plans is as follows (in millions):

	U.S.	Non U.S.	Total
Expected employer contributions:
Fiscal 2015	$5	$5	$10
Expected benefit payments:
Fiscal 2015	77	28	105
Fiscal 2016	76	29	105
Fiscal 2017	74	30	104
Fiscal 2018	73	31	104
Fiscal 2019	72	32	104
Fiscal 2020-2024	345	175	520

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans, including company matching contributions, was $14 million, $13 million and $14 million for fiscal years 2014, 2013 and 2012, respectively.

21. INCOME TAXES

The income tax provisions were calculated based upon the following components of income (loss) before income taxes (in millions):

	2014	2013	2012
U.S. income (loss)	$204	$(59)	$23
Foreign income	111	110	114
Total	$315	$51	$137

The components of the benefit (provision) for income taxes are summarized as follows (in millions):

	2014	2013	2012
Current tax benefit (expense):
U.S.	$(1)	$(11)	$4
Foreign	(32)	(59)	(47)
State and local	—	2	(1)
Total current tax expense	(33)	(68)	(44)
Deferred tax benefit (expense):
U.S.	(1)	(6)	(7)
Foreign	3	13	(5)
State and local	—	(3)	(1)
Total deferred tax benefit (expense)	2	4	(13)
Income tax expense	$(31)	$(64)	$(57)

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net current and non-current deferred income tax assets (liabilities) included in the consolidated balance sheet consist of the tax effects of temporary differences related to the following (in millions):

	September 30,
	2014	2013
Accrued compensation and benefits	$18	$18
Accrued product warranties	18	22
Inventory costs	19	17
Receivables	13	12
Accrued retiree healthcare benefits	190	209
Retirement pension plans	102	131
Property	4	1
Loss and credit carryforwards	678	733
Other	64	90
Sub-total	1,106	1,233
Less: Valuation allowances	(1,030)	(1,166)
Deferred income taxes - asset	$76	$67
Taxes on undistributed income	$(46)	$(32)
Intangible assets	(88)	(89)
Debt basis difference	(12)	(16)
Deferred income taxes - liability	$(146)	$(137)
Net deferred income tax liabilities	$(70)	$(70)

Net current and non-current deferred income tax assets (liabilities) are included in the consolidated balance sheet as follows (in millions):

	September 30,
	2014	2013
Other current assets (see Note 9)	$21	$23
Other current liabilities	(3)	(6)
Net current deferred income taxes — asset	18	17

Other assets (see Note 11)	15	13
Other liabilities (see Note 14)	(103)	(100)
Net non-current deferred income taxes — liability	$(88)	$(87)

In prior years, the company established valuation allowances against its U.S. net deferred tax assets and the net deferred tax assets of its 100%-owned subsidiaries in France, Germany, Italy, Sweden, U.K. and certain other countries. The company evaluates deferred income taxes quarterly to determine if valuation allowances are required. The company is required to assess whether valuation allowances should be established against its deferred tax assets based on the consideration of all available evidence using a “more-likely-than-not” standard. As of September 30, 2014 and 2013, the company continues to maintain valuation allowances in these jurisdictions.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The expiration periods for $678 million of deferred tax assets related to net operating losses and tax credit carryforwards are as follows: $26 million between fiscal years 2015 and 2019; $326 million between fiscal years 2020 and 2029; $28 million between fiscal years 2030 and 2034; and $298 million can be carried forward indefinitely. The company has provided valuation allowances on these deferred tax assets of approximately $22 million, $323 million, $24 million and $298 million, respectively. Realization of deferred tax assets representing net operating loss carryforwards for which a valuation allowance has not been provided is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of such deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if the company is unable to generate sufficient future taxable income during the carryforward period.

For fiscal years 2014 and 2013, no provision has been made for U.S., state or additional foreign income taxes related to approximately $666 million and $661 million of undistributed earnings of foreign subsidiaries that have been or are intended to be permanently reinvested. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

The company’s provision for income taxes was different from the provision for income taxes calculated at the U.S. statutory rate for the reasons set forth below (in millions):

	2014	2013	2012
Expense for income taxes at statutory tax rate of 35%	$(110)	$(18)	$(48)
State and local income taxes	—	1	(2)
Foreign income taxed at rates other than 35%	13	3	7
Joint venture equity income	5	6	13
Tax effect of Suspensys JV sale	—	(16)	—
Refunds of prior year taxes	—	—	5
Goodwill	(1)	(8)	(6)
Medicare Part D subsidy	—	1	4
U.S. tax impact on distributions from subsidiaries and joint ventures	(18)	19	(90)
Nondeductible expenses	(10)	(9)	(11)
Valuation allowances	89	(44)	68
Other	1	1	3
Income tax expense	$(31)	$(64)	$(57)

In fiscal year 2014, the company recorded $210 million of earnings related to the antitrust lawsuit settlement with Eaton Corporation. The earnings did not impact U.S. federal income tax expense, since they were offset by a corresponding release of a valuation allowance in the U.S.

In fiscal year 2013, the company changed its permanently reinvested assertion in certain jurisdictions, which resulted in a non-cash benefit of $42 million. This benefit does not impact income tax expense, since it is offset by a corresponding release of a valuation allowance in the U.S.

In fiscal year 2012, the company recorded a non-cash charge of $90 million primarily related to the impact of foreign distributions as a result of legal entity restructuring actions. This charge does not impact income tax expense, since it is offset by a corresponding release of a valuation allowance in the U.S.

The total amount of gross unrecognized tax benefits the company recorded in accordance with FASB ASC Topic 740 as of September 30, 2014 was $88 million, of which $9 million represents the amount, if recognized, would favorably affect the effective income tax rate in future periods.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows (in millions):

	2014	2013	2012
Balance at beginning of the period	$94	$107	$109
Additions to tax positions recorded during the current year	3	3	11
Additions to tax positions recorded during the prior year	—	—	—
Reduction to tax position recorded in prior years	(2)	(6)	(5)
Reductions to tax positions due to lapse of statutory limits	(7)	(10)	(8)
Translation, other	—	—	—
Balance at end of the period	$88	$94	$107
The company’s continuing practice is to recognize interest and penalties on uncertain tax positions in the provision for income taxes in the consolidated statement of operations. At September 30, 2014 and September 30, 2013, the company recorded $3 million and $2 million, respectively, of interest on uncertain tax positions in the consolidated balance sheet. In addition, penalties of $2 million were recorded at each of September 30, 2014 and September 30, 2013. The company recorded an income tax benefit of $3 million related to interest for the year end September 30, 2013. The amount was immaterial for years ended September 30, 2014 and September 30, 2012. The company recorded an income tax benefit of $2 million related to penalties for year ended September 30, 2013. The amount was immaterial for the years ended September 30, 2014 and 2012.

The company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. The company’s Canadian federal income tax returns for fiscal years 2008 through 2010 are currently under audit. The company’s Brazil subsidiary is currently under audit for calendar year 2008. The company's German subsidiary is currently under audit for fiscal years 2009 through 2013. In addition, the company is under audit in various U.S. state tax jurisdictions for various years. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could change the company’s unrecognized tax benefits during the next twelve months. Due to the expected expiration of the statue of limitations in several jurisdictions, the company estimates that the unrecognized tax benefits could decrease in the next twelve months between $2 million and $4 million.

In addition to the audits listed above, the company has open tax years primarily from 1999-2013 with various significant taxing jurisdictions including the United States, Brazil, Canada, China, France, Mexico and the U.K. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The company has recorded a tax benefit only for those positions that meet the more-likely-than-not standard.

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at September 30, 2014 to be approximately $18 million, of which $2 million is recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators. Environmental remediation costs recorded with respect to the Superfund sites were $1 million, $1 million, and $1 million in fiscal years 2014, 2013, and 2012, respectively.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at September 30, 2014 to be approximately $38 million, of which $17 million is probable and recorded as a liability. During fiscal years 2014, 2013 and 2012, the company recorded environmental remediation costs of $5 million, $7 million and $6 million, respectively, with respect to these matters, resulting from revised estimates to remediate these sites.

Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 0.25 to 3.75 percent and is approximately $10 million at September 30, 2014. The undiscounted estimate of these costs is approximately $11 million.

Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2013	$2	$17	$19
Payments	(1)	(5)	(6)
Accruals	1	5	6
Balance at September 30, 2014	$2	$17	$19
___________________
There were $2 million, $3 million, and $4 million of environmental remediation costs recognized in other operating expense in the consolidated statement of operations in fiscal years 2014, 2013 and 2012, respectively. In addition, $4 million, $5 million and $3 million of environmental remediation costs were recorded in loss from discontinued operations in the consolidated statement of operations for fiscal years 2014, 2013 and 2012, respectively.
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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Asbestos

Maremont Corporation (“Maremont”), a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 5,700 and 5,400 pending asbestos-related claims at September 30, 2014 and 2013, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, the total number of claims filed is not necessarily the most meaningful factor in determining Maremont's asbestos related liability.

Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	September 30,
	2014	2013
Pending and future claims	$73	$73
Billed but unpaid claims	3	1
Asbestos-related liabilities	$76	$74
Asbestos-related insurance recoveries	49	58

A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities , with the majority of the amounts recorded in Other Assets and Liabilities (see Notes 9, 11, 13 and 14).

Pending and Future Claims: Maremont engaged Bates White LLC (Bates White), a consulting firm with extensive experience estimating costs associated with asbestos litigation, to assist with determining the estimated cost of resolving pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Maremont. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised Maremont that it would be possible to determine an estimate of a reasonable forecast of the cost of the probable settlement and defense costs of resolving pending and future asbestos-related claims, based on historical data and certain assumptions with respect to events that may occur in the future.

Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Maremont’s obligation for asbestos personal injury claims over the next ten years of $73 million to $105 million. After consultation with Bates White, Maremont recognized a liability for pending and future claims over the next ten years of $73 million as of September 30, 2014 and 2013. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Historically, Maremont has recognized incremental insurance receivables associated with recoveries expected for asbestos-related liabilities as the estimate of asbestos-related liabilities for pending and future claims changes. However, Maremont currently expects to exhaust the limits of its settled insurance coverage prior to the end of the ten-year forecasted liability period. Maremont believes it has additional insurance coverage, however, certain carriers have disputed coverage under policies they issued (see “Recoveries” below). Because no insurance receivable is recognized for these policies in dispute, Maremont recognized a $10 million and $9 million charge in the fourth quarter of fiscal years 2014 and 2013, respectively, associated with its annual valuation of asbestos-related liabilities.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assumptions: The following assumptions were made by Maremont after consultation with Bates White and are included in their study:

•	Pending and future claims were estimated for a ten-year period ending in fiscal year 2024;

•
Maremont believes that the litigation environment could change significantly beyond ten years and that the reliability of estimates of future probable expenditures in connection with asbestos-related personal injury claims will decline for each year further in the future. As a result, estimating a probable liability beyond ten years is difficult and uncertain;

•	On a per claim basis, defense and processing costs for pending and future claims will be at the level consistent with Maremont’s prior experience;

•	Potential payments made to claimants from other sources, including other defendants and 524(g) trusts, favorably impact Maremont's estimated liability in the future; and

•	The ultimate indemnity cost of resolving nonmalignant claims with plaintiffs’ law firms in jurisdictions without an established history with Maremont cannot be reasonably estimated.

Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The insurance receivable related to asbestos-related liabilities is $49 million and $58 million as of September 30, 2014 and 2013, respectively. The receivable is for coverage provided by one insurance carrier based on a coverage in place agreement. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next ten years. Maremont maintained insurance coverage with other insurance carriers that management believes covers indemnity and defense costs. Maremont has incurred liabilities allocable to these policies, but has not yet billed these insurance carriers, and no receivable has been recorded for these policies. During fiscal year 2013, Maremont reinitiated a lawsuit against these carriers, seeking a declaration of its rights to insurance for asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. The difference between the estimated liability and insurance receivable is primarily related to exhaustion of settled insurance coverage within the forcasted period and proceeds from settled insurance policies. Certain insurance policies have been settled in cash prior to the ultimate settlement of the related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables.

 The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities and recoveries for asbestos-related claims are subject to considerable uncertainty because such liabilities and recoveries are influenced by variables that are difficult to predict. The future litigation environment for Maremont could change significantly from its past experience, due, for example, to changes in the mix of claims filed against Maremont in terms of plaintiffs’ law firm, jurisdiction and disease; legislative or regulatory developments; Maremont’s approach to defending claims; or payments to plaintiffs from other defendants. Estimated recoveries are influenced by coverage issues among insurers and the continuing solvency of various insurance companies. If the assumptions with respect to the estimation period, the nature of pending and future claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Maremont’s asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.

Rockwell International ("Rockwell") — ArvinMeritor, Inc. (AM), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. Rockwell had approximately 2,800 and 2,600 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at September 30, 2014 and 2013, respectively.

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Rockwell legacy asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	September 30,
	2014	2013
Pending and future claims	$48	$39
Billed but unpaid claims	2	1
Asbestos-related liabilities	$50	$40
Asbestos-related insurance recoveries	11	13

Pending and Future Claims: The company engaged Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. As of September 30, 2014, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Rockwell’s obligation for asbestos personal injury claims over the next ten years of $48 million to $62 million. After consultation with Bates White, management recognized a liability for pending and future claims over the next ten years of $48 million as of September 30, 2014 compared to $39 million as of September 30, 2013. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell. The increase in the estimated liability is primarily due to higher defense and processing costs, on a per claim basis, compared to the prior year. Rockwell recognized a $10 million charge in the fourth quarter of fiscal year 2014 associated with its annual valuation of asbestos-related liabilities.

Assumptions: The following assumptions were made by the company after consultation with Bates White and are included in their study:

•	Pending and future claims were estimated for a ten-year period ending in fiscal year 2024;

•
The company believes that the litigation environment could change significantly beyond ten years and that the reliability of estimates of future probable expenditures in connection with asbestos-related personal injury claims declines for each year further in the future. As a result, estimating a probable liability beyond ten years is difficult and uncertain;

•	On a per claim basis, defense and processing costs for pending and future claims will be at the level consistent with the company's prior experience;

•	Potential payments made to claimants from other sources, including other defendants and 524(g) trusts, favorably impact the company's estimated liability in the future; and

•	The ultimate indemnity cost of resolving nonmalignant claims with plaintiff’s law firms in jurisdictions without an established history with Rockwell cannot be reasonably estimated.

Recoveries: The insurance receivable related to asbestos-related liabilities is $11 million and $13 million as of September 30, 2014 and 2013, respectively. Included in these amounts are insurance receivables of $8 million and $9 million at September 30, 2014 and 2013, respectively, which are associated with policies in dispute. Rockwell has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against certain of these carriers to enforce the insurance policies, which are in various stages of the litigation process. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward.The amounts recognized for policies in dispute are based on consultation with advisors, status of settlement negotiations with certain insurers and underlying analysis performed by management. The remaining receivable recognized is related to coverage provided by one carrier based on a coverage-in-place insurance. If the assumptions with respect to the estimation period, the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Indemnifications
In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At September 30, 2014 and September 30, 2013, the remaining estimated liability for this matter was approximately $14 million and $17 million, respectively.
The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration.
On January 3, 2011, the company completed the sale of its Body Systems business. The sale agreement contains certain customary representations, warranties and covenants of the seller and the purchaser. The agreement also includes provisions governing post-closing indemnities between the seller and the purchaser for losses arising from specified events. At September 30, 2014 and September 30, 2013 the company has recognized estimates for such indemnities, primarily related to income tax matters, of $2 million and $3 million, respectively. This amount is included in other liabilities in the accompanying condensed consolidated balance sheet.
In connection with the sale of its interest in MSSC in October 2009, the company provided certain indemnifications to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company's estimated exposure under these indemnities at September 30, 2014 and September 30, 2013 is approximately $5 million and $11 million, respectively, and is included in other current liabilities and other liabilities in the condensed consolidated balance sheet.
The company is not aware of any other claims or other information that would give rise to material payments under such indemnifications.
Other

As a result of performing ongoing product conformance testing in the ordinary course of business, the company identified a non-safety related, potential product performance issue arising from a defective supplier component. During fiscal year 2013, the company notified all major customers and initiated a sampling campaign. Management estimated the total costs the company could incur for a full campaign to be in the range of $12 million to $20 million, of which $12 million was recorded as a specific warranty contingency reserve (see Note 13). In the fourth quarter of fiscal 2013, the company received $5 million of non-cash cost recovery from the component supplier. As of September 30, 2014, no field failures were identified during the sampling campaign, and only minor defects were found in a small number of components tested. During the second half of fiscal year 2014, the company worked with customers to determine the appropriate next steps. As a result, in the fourth quarter of fiscal year 2014, the company determined a full campaign to be unnecessary and moved to a fix-as-find approach with an extended warranty. As of September 30, 2014, the estimated cost the company could incur for this non-safety related, potential product performance issue was reduced significantly to $3 million.
The company is evaluating certain sale transactions to determine if value-added tax was required to be remitted to certain tax jurisdictions for the tax years 2007 through 2012. The company's estimated reasonably possible exposure for this matter is $6 million to $9 million. At September 30, 2014 and 2013, the company recorded $6 million as its estimate of the probable liability.
In the fourth quarter of fiscal year 2013, the company identified additional sales transactions for which value-added tax was required to be remitted. At September 30, 2014 and 2013, the company recorded a $5 million liability primarily associated with tax years 2009 through 2013.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The company has two reportable segments at September 30, 2014, as follows:

•
The Commercial Truck & Industrial segment supplies drivetrain systems and components, including axles, drivelines and braking and suspension systems, primarily for medium- and heavy-duty trucks, off-highway, military, construction, bus and coach, fire and emergency and other applications in North America, South America, Europe and Asia-Pacific. This segment also includes the company's aftermarket business in Asia-Pacific and South America; and

•
The Aftermarket & Trailer segment supplies axles, brakes, drivelines, suspension parts and other replacement parts to commercial vehicle and industrial aftermarket customers. This segment also supplies a wide variety of undercarriage products and systems for trailer applications in North America.

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

The accounting policies of the segments are the same as those applied in the Consolidated Financial Statements, except for the use of Segment EBITDA. The company may allocate certain common costs, primarily corporate functions, between the segments differently than the company would for stand alone financial information prepared in accordance with GAAP. These allocated costs include expenses for shared services such as information technology, finance, communications, legal and human resources. The company does not allocate interest expense and certain legacy and other corporate costs not directly associated with the Segments’ EBITDA. Amounts related to prior quarters have been recast to reflect Mascot in discontinued operations (see Note 3).

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information is summarized as follows (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Elims	Total
Fiscal year 2014 Sales:
External Sales	$2,876	$890	$—	$3,766
Intersegment Sales	104	30	(134)	—
Total Sales	$2,980	$920	$(134)	$3,766
Fiscal year 2013 Sales:
External Sales	$2,825	$847	$—	$3,672
Intersegment Sales	95	24	(119)	—
Total Sales	$2,920	$871	$(119)	$3,672
Fiscal year 2012 Sales:
External Sales	$3,508	$876	$—	$4,384
Intersegment Sales	105	30	(135)	—
Total Sales	$3,613	$906	$(135)	$4,384

Segment EBITDA:	2014	2013	2012
Commercial Truck & Industrial	$218	$192	$270
Aftermarket & Trailer	106	87	81
Segment EBITDA	324	279	351
Unallocated legacy and corporate expense, net (1)	(10)	(15)	(24)
Interest expense, net	(130)	(126)	(95)
Provision for income taxes	(31)	(64)	(57)
Depreciation and amortization	(67)	(67)	(63)
Loss on sale of receivables	(8)	(6)	(9)
Restructuring costs	(10)	(23)	(39)
Antitrust settlement with Eaton, net of tax (2)	208	—	—
Specific warranty contingency, net of supplier recovery	8	(7)	—
Pension settlement losses	—	(109)	—
Gain on sale of equity investment	—	125	—
Gain on sale of property	—	—	16
Noncontrolling interests	(5)	(2)	(11)
Income (loss) from continuing operations attributable to Meritor, Inc.	$279	$(15)	$69

(1)
Unallocated legacy and corporate costs, net represents items that are not directly related to the company's business segments. These costs primarily include asbestos-related charges associated with the company's year-end liability remeasurement, pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability. In fiscal year 2013, unallocated legacy and corporate costs, net includes approximately $4 million of executive severance related to the company's former Chief Executive Officer.

(2)	Adjustment associated with the company's share of the antitrust settlement with Eaton less legal expenses incurred in fiscal year 2014.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation and Amortization:	2014	2013	2012
Commercial Truck & Industrial (1)	$61	$60	$58
Aftermarket & Trailer (1)	6	7	5
Total depreciation and amortization	$67	$67	$63
Capital Expenditures:	2014	2013	2012
Commercial Truck & Industrial (1)	$71	$46	$79
Aftermarket & Trailer (1)	6	8	10
Total capital expenditures	$77	$54	$89
Segment Assets:	2014	2013	2012
Commercial Truck & Industrial (1)	$1,755	$1,822	$1,799
Aftermarket & Trailer (1)	458	485	470
Total segment assets	2,213	2,307	2,269
Corporate(2)	533	568
Less: Accounts receivable sold under off-balance sheet factoring programs(3)	(244)	(305)
Total assets	$2,502	$2,570

(1)
In fiscal year 2013, the company reorganized its management structure resulting in two reportable segments. Prior period segment financial information presented has been recast to reflect the revised reporting structure.

(2)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(3)
At September 30, 2014 and September 30, 2013, segment assets include $244 million and $305 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (See Note 6). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

Sales by geographic area are based on the location of the selling unit. Information on the company’s geographic areas is summarized as follows (in millions):

Sales by Geographic Area:
	2014	2013	2012
U.S.	$1,466	$1,408	$1,679
Canada	68	68	72
Mexico	652	615	726
Total North America	2,186	2,091	2,477
Sweden	369	366	403
Italy	234	216	189
United Kingdom	82	82	84
Other Europe	111	108	198
Total Europe	796	772	874
Brazil	408	449	470
China	146	138	255
India	114	114	194
Other Asia-Pacific	116	108	114
Total sales	$3,766	$3,672	$4,384

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assets by Geographic Area:
	2014	2013
U.S.	$1,067	$1,130
Canada	50	81
Mexico	251	240
Total North America	1,368	1,451
Sweden	104	125
United Kingdom	216	157
Italy	81	86
Other Europe	182	192
Total Europe	583	560
Brazil	272	297
China	154	153
Other Asia-Pacific	125	109
Total	$2,502	$2,570

Sales to AB Volvo represented approximately 27 percent, 24 percent and 22 percent of the company’s sales in each of fiscal years 2014, 2013 and 2012, respectively. Sales to Daimler AG represented approximately 18 percent, 15 percent and 15 percent of the company’s sales in fiscal years 2014, 2013 and 2012, respectively. Sales to Navistar International Corporation represented approximately 12 percent of the company’s sales in fiscal year 2014, 10 percent in fiscal year 2013 and 11 percent in fiscal year 2012, respectively. No other customer comprised 10 percent or more of the company’s sales in any of the three fiscal years ended September 30, 2014.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

24. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a condensed summary of the company’s unaudited quarterly results of continuing operations for fiscal years 2014 and 2013. Amounts related to prior quarters have been recast to reflect Mascot in discontinued operations (see Note 3). Per share amounts are based on the weighted average shares outstanding for that quarter. Earnings per share for the year may not equal the sum of the four fiscal quarters’ earnings per share due to changes in basic and diluted shares outstanding.

	2014 Fiscal Quarters (Unaudited)
	First	Second	Third	Fourth	2014
	(In millions, except share related data)
Sales	$900	$954	$979	$933	$3,766
Cost of sales	(795)	(836)	(855)	(793)	(3,279)
Gross margin	105	118	124	140	487
Provision for income taxes	(11)	(8)	(12)	—	(31)
Net income	13	3	234	4	254
Net income from continuing operations attributable to Meritor, Inc.	12	1	237	29	279
Net income attributable to Meritor, Inc.	11	1	234	3	249
Basic income per share from continuing operations	$0.12	$0.01	$2.43	$0.30	$2.86
Diluted income per share from continuing operations	$0.12	$0.01	$2.34	$0.29	$2.81

The company recognized restructuring costs in its continuing operations during fiscal year 2014 as follows: $1 million in the first quarter, $2 million in the second quarter and $7 million in the fourth quarter (see Note 5). During the fourth quarter of fiscal year 2014, the company reduced retiree medical expense by $15 million, in cost of sales on the consolidated statement of operations, due to a triggered curtailment (see Note 19). Net income in the third quarter of fiscal year 2014 includes after-tax proceeds of $209 million representing our share based on our ownership interest in ZF Meritor including a recovery of current and prior years' attorney expenses paid by Meritor.

	2013 Fiscal Quarters (Unaudited)
	First	Second	Third	Fourth	2013
	(In millions, except share related data)
Sales	$884	$900	$986	$902	$3,672
Cost of sales	(802)	(805)	(877)	(793)	(3,277)
Gross margin	82	95	109	109	395
Provision for income taxes	(11)	(7)	(1)	(45)	(64)
Net income	(20)	(4)	(39)	43	(20)
Net income (loss) from continuing operations attributable to Meritor, Inc.	(15)	(3)	(37)	40	(15)
Net income (loss) attributable to Meritor, Inc.	(21)	(3)	(39)	41	(22)
Basic income (loss) per share from continuing operations	$(0.16)	$(0.03)	$(0.38)	$0.41	$(0.15)
Diluted income (loss) per share from continuing operations	$(0.16)	$(0.03)	$(0.38)	$0.41	$(0.15)

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The company recognized restructuring costs in its continuing operations during fiscal year 2013 as follows: $3 million in the first quarter, $11 million in the second quarter, $12 million in the third quarter and a reversal of $3 million in the fourth quarter (see Note 5). Net loss in the third quarter of fiscal year 2013 includes an after-tax settlement loss of approximately $27 million associated with the company settling five of its Canadian pension plans via lump-sum payments out of plan assets to participants and annuity contract purchases with an insurance company. During the fourth quarter of fiscal year 2013, the company recognized a $73 million non-cash settlement loss associated with lump-sum settlements to participants of its U.S. Retirement Plan. Also, the fourth quarter includes a $92 million gain (net of tax) associated with the sale of the company's 50-percent ownership interest in the Suspensys joint venture.

25. OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Year Ended September 30,
	2014	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$254	$(20)	$63
Less: Loss from discontinued operations, net of tax	(30)	(7)	(17)
Income (loss) from continuing operations	284	(13)	80
Adjustments to income (loss) from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	67	67	63
Deferred income tax expense (benefit)	(2)	(4)	13
Restructuring costs	10	23	39
Loss on debt extinguishment	31	24	—
Equity in earnings of ZF Meritor	(190)	—	—
Equity in earnings of other affiliates	(38)	(42)	(52)
Stock compensation expense	8	5	6
Provision for doubtful accounts	—	3	2
Pension and retiree medical expense	25	151	53
Gain on sale of equity investment	—	(125)	—
Gain on sale of property	—	—	(16)
Dividends received from ZF Meritor	190	—	—
Dividends received from other equity method investments	36	30	47
Pension and retiree medical contributions	(177)	(153)	(140)
Restructuring payments	(10)	(23)	(22)
Changes in off-balance sheet receivable securitization and factoring programs	(46)	43	(24)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations:
Receivables	34	(87)	150
Inventories	(9)	18	11
Accounts payable	(5)	(31)	(118)
Other current assets and liabilities	19	37	(20)
Other assets and liabilities	—	(1)	24
Operating cash flows provided by (used by) continuing operations	227	(78)	96
Operating cash flows used for discontinued operations	(12)	(18)	(19)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$215	$(96)	$77

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 30,
	2014	2013	2012
	(In millions)
Balance sheet data:
Allowance for doubtful accounts	$6	$9	$7
Statement of operations data:
Maintenance and repairs expense	59	61	44
Research, development and engineering expense	71	71	73
Depreciation expense	62	61	59
Rental expense	16	25	20
Interest income	2	2	2
Interest expense	(132)	(128)	(97)
Statement of cash flows data:
Interest payments	84	77	83
Income tax payments, net of refunds	26	63	51
Non-cash investing activities - capital asset additions from capital leases	5	22	19

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

Schedule I of Article 5-04 of Regulation S-X (S-X Rule 5-04) requires that condensed financial information of the registrant (Parent) be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. As of September 30, 2014, net assets that exceed 25 percent of the consolidated net assets of Meritor, Inc. of certain subsidiaries in China and India and certain unconsolidated subsidiaries are restricted by law from transfer by cash dividends, loans or advances to Meritor, Inc. As of September 30, 2014 the amount of the net assets restricted from transfer by law was $57 million.

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

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (In millions)

	Fiscal Year Ended September 30, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,467	$2,299	$—	$3,766
Subsidiaries	—	142	62	(204)	—
Total sales	—	1,609	2,361	(204)	3,766
Cost of sales	(56)	(1,343)	(2,084)	204	(3,279)
GROSS MARGIN	(56)	266	277	—	487
Selling, general and administrative	(65)	(102)	(91)	—	(258)
Restructuring costs	—	(1)	(9)	—	(10)
Other operating expense, net	(1)	(1)	—	—	(2)
OPERATING INCOME (LOSS)	(122)	162	177	—	217
Other income (expense), net	35	23	(58)	—	—
Equity in earnings of ZF Meritor	—	190	—	—	190
Equity in earnings of affiliates	—	30	8	—	38
Interest income (expense), net	(159)	35	(6)	—	(130)
INCOME (LOSS) BEFORE INCOME TAXES	(246)	440	121	—	315
Provision for income taxes	—	(1)	(30)	—	(31)
Equity income from continuing operations of subsidiaries	525	71	—	(596)	—
INCOME FROM CONTINUING OPERATIONS	279	510	91	(596)	284
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(30)	$(31)	$(12)	$43	$(30)
NET INCOME	249	479	79	(553)	254
Less: Net income attributable to noncontrolling interests	—	—	(5)	—	(5)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$249	$479	$74	$(553)	$249

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (In millions)

	Fiscal Year Ended September 30, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$249	$479	$79	$(553)	$254
Other comprehensive income (loss)	(15)	(54)	25	29	(15)
Total comprehensive income	234	425	104	(524)	239
Less: Comprehensive income attributable to noncontrolling interests	—	—	(5)	—	(5)
Comprehensive income attributable to Meritor, Inc.	$234	$425	$99	$(524)	$234

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (In millions)

	Fiscal Year Ended September 30, 2013
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
Sales
External	$—	$1,409	$2,263	$—	$3,672
Subsidiaries	—	136	56	(192)	—
Total sales	—	1,545	2,319	(192)	3,672
Cost of sales	(54)	(1,339)	(2,076)	192	(3,277)
GROSS MARGIN	(54)	206	243	—	395
Selling, general and administrative	(72)	(87)	(94)	—	(253)
Pension Settlement losses	(73)	—	(36)	—	(109)
Restructuring	(3)	(8)	(12)	—	(23)
Other operating expense, net	(2)	(1)	—	—	(3)
OPERATING INCOME (LOSS)	(204)	110	101	—	7
Other income (loss), net	39	21	(57)	—	3
Gain on sale of equity investment	—	60	65	—	125
Equity in earnings of affiliates	—	24	18	—	42
Interest income (expense), net	(154)	34	(6)	—	(126)
INCOME (LOSS) BEFORE INCOME TAXES	(319)	249	121	—	51
Provision for income taxes	(1)	(17)	(46)	—	(64)
Equity income from continuing operations of subsidiaries	305	57	—	(362)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(15)	289	75	(362)	(13)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(7)	$(8)	$(237)	$245	$(7)
NET INCOME (LOSS)	(22)	281	(162)	(117)	(20)
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$(22)	$281	$(164)	$(117)	$(22)

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (In millions)

	Fiscal Year Ended September 30, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income (loss)	$(22)	$281	$(162)	$(117)	$(20)
Other comprehensive income (loss)	181	13	(12)	(1)	181
Total comprehensive income (loss)	159	294	(174)	(118)	161
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive income (loss) attributable to Meritor, Inc.	$159	$294	$(176)	$(118)	$159

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (In millions)

	Fiscal Year Ended September 30, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,679	$2,705	$—	$4,384
Subsidiaries	—	149	71	(220)	—
Total sales	—	1,828	2,776	(220)	4,384
Cost of sales	(50)	(1,579)	(2,493)	220	(3,902)
GROSS MARGIN	(50)	249	283	—	482
Selling, general and administrative	(75)	(102)	(105)	—	(282)
Restructuring costs	—	—	(39)	—	(39)
Gain on sale of property	—	—	16	—	16
Other operating income (expense), net	(2)	—	(2)	—	(4)
OPERATING INCOME (LOSS)	(127)	147	153	—	173
Other income (expense), net	42	27	(62)	—	7
Equity in earnings of affiliates	—	34	18	—	52
Interest income (expense), net	(121)	22	4	—	(95)
INCOME (LOSS) BEFORE INCOME TAXES	(206)	230	113	—	137
Provision for income taxes	—	(5)	(52)	—	(57)
Equity income from continuing operations of subsidiaries	275	35	—	(310)	—
INCOME FROM CONTINUING OPERATIONS	69	260	61	(310)	80
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(17)	(5)	(1)	6	(17)
NET INCOME	52	255	60	(304)	63
Less: Net income attributable to noncontrolling interests	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$52	$255	$49	$(304)	$52

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (In millions)

	Fiscal Year Ended September 30, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$52	$255	$60	$(304)	$63
Other comprehensive loss	(86)	(41)	(1)	41	(87)
Total comprehensive income (loss)	(34)	214	59	(263)	(24)
Less: Comprehensive income attributable to noncontrolling interests	—	—	(10)	—	(10)
Comprehensive income (loss) attributable to Meritor, Inc.	$(34)	$214	$49	$(263)	$(34)

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING BALANCE SHEET (In millions)

	September 30, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$71	$5	$171	$—	$247
Receivables, trade and other, net	1	45	564	—	610
Inventories	—	151	228	—	379
Other current assets	9	18	29	—	56
TOTAL CURRENT ASSETS	81	219	992	—	1,292
NET PROPERTY	13	158	253	—	424
GOODWILL	—	277	154	—	431
OTHER ASSETS	75	128	152	—	355
INVESTMENTS IN SUBSIDIARIES	2,185	267	—	(2,452)	—
TOTAL ASSETS	$2,354	$1,049	$1,551	$(2,452)	$2,502
CURRENT LIABILITIES
Short-term debt	$1	$3	$3	$—	$7
Accounts and notes payable	46	230	404	—	680
Other current liabilities	97	87	167	—	351
TOTAL CURRENT LIABILITIES	144	320	574	—	1,038
LONG-TERM DEBT	916	10	39	—	965
RETIREMENT BENEFITS	656	—	119	—	775
INTERCOMPANY PAYABLE (RECEIVABLE)	1,198	(1,736)	538	—	—
OTHER LIABILITIES	52	208	49	—	309
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(612)	2,247	205	(2,452)	(612)
NONCONTROLLING INTERESTS	—	—	27	—	27
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,354	$1,049	$1,551	$(2,452)	$2,502

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING BALANCE SHEET (In millions)

	September 30, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$144	$6	$168	$—	$318
Receivables, trade and other, net	1	24	571	—	596
Inventories		164	250	—	414
Other current assets	4	17	35	—	56
TOTAL CURRENT ASSETS	149	211	1,024	—	1,384
NET PROPERTY	10	145	262	—	417
GOODWILL	—	277	157	—	434
OTHER ASSETS	77	134	124	—	335
INVESTMENTS IN SUBSIDIARIES	1,718	109	—	(1,827)	—
TOTAL ASSETS	$1,954	$876	$1,567	$(1,827)	$2,570
CURRENT LIABILITIES
Short-term debt	$5	$7	$1	$—	$13
Accounts and notes payable	51	199	444	—	694
Other current liabilities	95	76	168	—	339
TOTAL CURRENT LIABILITIES	151	282	613	—	1,046
LONG-TERM DEBT	1,088	8	29	—	1,125
RETIREMENT BENEFITS	775	—	111	—	886
INTERCOMPANY PAYABLE (RECEIVABLE)	723	(1,412)	689	—	—
OTHER LIABILITIES	67	204	64	—	335
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(850)	1,794	33	(1,827)	(850)
NONCONTROLLING INTERESTS	—	—	28	—	28
TOTAL LIABILITIES AND EQUITY(DEFICIT)	$1,954	$876	$1,567	$(1,827)	$2,570

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In millions)

	Fiscal Year Ended September 30, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$245	34	(64)	$—	$215
INVESTING ACTIVITIES
Capital expenditures	(4)	(37)	(36)	—	(77)
Net investing cash flows provided by discontinued operations	—	4	3	—	7
CASH USED FOR INVESTING ACTIVITIES	(4)	(33)	(33)	—	(70)
FINANCING ACTIVITIES
Proceeds from debt issuances	225	—	—	—	225
Repayment of notes and term loan	(439)	—	—	—	(439)
Other financing cash flows	—	(2)	14	—	12
Debt issuance costs	(10)	—	—	—	(10)
Intercompany advances	(90)	—	90	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(314)	(2)	104	—	(212)
EFFECT OF CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(4)	—	(4)
CHANGE IN CASH AND CASH EQUIVALENTS	(73)	(1)	3	—	(71)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	144	6	168	—	318
CASH AND CASH EQUIVALENTS AT END OF YEAR	$71	$5	$171	$—	$247

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In millions)

	Fiscal Year Ended September 30, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$34	$(63)	$(67)	$—	$(96)
INVESTING ACTIVITIES
Capital expenditures	(3)	(26)	(25)	—	(54)
Proceeds from sale of equity investment	—	87	95	—	182
Other investing activities	2	1	—	—	3
Net investing cash flows provided by discontinued operations	—	3	3	—	6
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(1)	65	73	—	137
FINANCING ACTIVITIES
Proceeds from debt issuance	500	—	—	—	500
Repayment of notes and term loan	(475)	—	—	—	(475)
Debt issuance costs	(12)	—	—	—	(12)
Other financing cash flows	—	1	10	—	11
Intercompany advances	7	—	(7)	—	—
CASH PROVIDED BY FINANCING ACTIVITIES	20	1	3	—	24
EFFECT OF CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(4)	—	(4)
CHANGE IN CASH AND CASH EQUIVALENTS	53	3	5	—	61
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	91	3	163	—	257
CASH AND CASH EQUIVALENTS AT END OF YEAR	$144	$6	$168	$—	$318

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In millions)

	Fiscal Year Ended September 30, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(13)	$31	$59	$—	$77
INVESTING ACTIVITIES
Capital expenditures	(3)	(33)	(53)	—	(89)
Proceeds from sale of property	—	—	18	—	18
Other investing activities	—	1	2	—	3
Net investing cash flows provided by discontinued operations	—	—	28	—	28
CASH USED FOR INVESTING ACTIVITIES	(3)	(32)	(5)	—	(40)
FINANCING ACTIVITIES
Proceeds from debt issuance	100	—	—	—	100
Repayment of notes and term loan	(86)	—	—	—	(86)
Debt issuance costs	(12)	—	—	—	(12)
Intercompany advances	13	—	(13)	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	15	—	(13)	—	2
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1	—	1
CHANGE IN CASH AND CASH EQUIVALENTS	(1)	(1)	42	—	40
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	92	4	121	—	217
CASH AND CASH EQUIVALENTS AT END OF YEAR	$91	$3	$163	$—	$257

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. As of September 30, 2014 and 2013, parent company only obligations included $684 million and $805 million, respectively, of pension and retiree medical benefits (see Notes 19 and 20). All debt is debt of the parent company other than $55 million and $45 million at September 30, 2014, and 2013 respectively (see Note 15) and is primarily related to capital lease obligations and lines of credit. Cash dividends paid to the parent by subsidiaries and investments accounted for by the equity method were $5 million, $54 million, $19 million for 2014, 2013, and 2012, respectively.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based upon that evaluation, the chief executive officer and the chief financial officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Meritor’s management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of its internal control over financial reporting as of September 30, 2014. This evaluation was based on the criteria set forth in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation and the criteria set forth by COSO, Meritor’s management concluded that the internal control over financial reporting maintained by the company, as of September 30, 2014, was effective.

Deloitte & Touche LLP, Meritor’s independent registered public accounting firm, has issued an attestation report on Meritor’s internal control over financial reporting, which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Meritor, Inc.
Troy, Michigan

We have audited the internal control over financial reporting of Meritor, Inc. and subsidiaries (the "Company") as of September 28, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15(a)(2) as of and for the year ended September 28, 2014 of the Company, and our report dated November 19, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/	DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Detroit, Michigan
November 19, 2014

Changes in Internal Control Over Financial Reporting

Management, with the participation of the chief executive officer and chief financial officer, has evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014 and found no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption Election of Directors – Information as to Nominees for Director and Continuing Directors in Meritor’s definitive Proxy Statement for its 2015 Annual Meeting (the “2015 Proxy Statement”), which will be filed within 120 days after Meritor’s fiscal year end. The information required by Item 10 regarding executive officers is set forth in Item 4A of Part I of this Form 10-K. The other information required by Item 10, including regarding the audit committee, audit committee financial expert disclosure and our code of ethics, is incorporated by reference from the information under the captions Code of Ethics, Board of Directors and Committees and Director Qualifications and Nominating Procedures in the 2015 Proxy Statement. Disclosure of delinquent Section 16 filers pursuant to Item 405 of Regulation S-K will not be contained in the 2015 Proxy Statement to the best of registrant’s knowledge.

Item 11. Executive Compensation.

See the information under the captions Director Compensation in Fiscal Year 2014 and Executive Compensation in the 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

See the information under the captions Voting Securities and Ownership by Management of Equity Securities in the 2015 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of September 30, 2014, were as follows:

Plan Category	(column a) Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	(column b) Weighted average exercise price of outstanding options, warrants and rights	(column c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	650,000	$10.32	4,804,709
Equity compensation plans not approved by security holders	—	—	—
Total	650,000	10.32	4,804,709
____________________

1
In addition to stock options, shares of Common Stock, restricted shares of Common Stock, restricted share units and performance share units, which do not have an exercise price, have been awarded under the Company’s equity compensation plans and were outstanding at September 30, 2014. Weighted average exercise price reported in column (b) does not take these awards into account.

All of the equity compensation plans under which grants are outstanding as shown above were approved by Meritor shareowners.

The following number of shares remained available for issuance under our equity compensation plans at September 30, 2014. Grants may be in the form of any of the listed type of awards.

Plan	Number of shares	Type of award
2010 Long-Term Incentive Plan*	4,804,709	Stock options, stock appreciation rights, stock awards and other stock-based awards
____________________

*
The 2010 Long-Term Incentive Plan was approved by the Company’s shareowners on January 28, 2010. At that time, the 2007 Long-Term Incentive Plan and the 2004 Directors Stock Plan were terminated. No further awards will be made under those plans, and no stock awards will be made under the Incentive Compensation Plan. On January 20, 2011 and January 23, 2014, the Company’s shareowners approved amendments to the 2010 Long-Term Incentive Plan to increase the maximum number of shares that may be granted under the plan. Earlier equity compensation plans were terminated on January 26, 2007, in connection with the approval of the 2007 Long-Term Incentive Plan by the Company’s shareowners.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions Board of Directors and Committees and Certain Relationships and Related Transactions in the 2015 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

See the information under the caption Independent Accountants’ Fees in the 2015 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements (all financial statements listed below are those of the company and its consolidated subsidiaries):

Consolidated Statement of Operations, years ended September 30, 2014, 2013 and 2012.

Consolidated Statement of Comprehensive Income (Loss), years ended September 30, 2014, 2013, and 2012.

Consolidated Balance Sheet, September 30, 2014 and 2013.

Consolidated Statement of Cash Flows, years ended September 30, 2014, 2013 and 2012.

Consolidated Statement of Shareowners' Equity (Deficit), years ended September 30, 2014, 2013 and 2012.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedule for the years ended September 30, 2014, 2013 and 2012.

Page
Schedule II - Valuation and Qualifying Accounts	S-1

Schedules not filed with this Annual Report on Form 10-K are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or related notes.

(3) Exhibits

3-a
Restated Articles of Incorporation of Meritor, filed as Exhibit 4.01 to Meritor’s Registration Statement on Form S-4, as amended (Registration Statement No. 333-36448) ("Form S-4"), is incorporated herein by reference.

3-a-1
Articles of Amendment of Restated Articles of Incorporation of the Company filed as Exhibit 3-a-1 to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2011, is incorporated herein by reference.

3-b	By-laws of Meritor, filed as Exhibit 3 to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003 (File No. 1-15983), is incorporated herein by reference.

4-a
Indenture, dated as of April 1, 1998, between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee, filed as Exhibit 4 to Meritor's Registration Statement on Form S-3 (Registration No. 333- 49777), is incorporated herein by reference.

4a-1
First Supplemental Indenture, dated as of July 7, 2000, to the Indenture, dated as of April 1, 1998, between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee, filed as Exhibit 4-b-1 to Meritor's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, is incorporated herein by reference.

4-a-2
Third Supplemental Indenture, dated as of June 23, 2006, to the Indenture, dated as of April 1, 1998, between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee (including Subsidiary Guaranty dated as of June 23, 2006), filed as Exhibit 4.2 to Meritor’s Current Report on Form 8-K, filed on June 27, 2006, is incorporated herein by reference.

4-a-3
Sixth Supplemental Indenture, dated as of May 31, 2013, to the Indenture, dated as of April 1, 1998, between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee, filed as Exhibit 4 to Meritor's current report on Form 8-K filed on May 31, 2013 is incorporated herein by reference.

4-a-4
Seventh Supplemental Indenture, dated as of February 13, 2014, to the Indenture, dated as of April 1, 1998, between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee, filed as Exhibit 4.1 to Meritor's current report on Form 8-K filed on February 13, 2014, is incorporated herein by reference.

4-b
Indenture, dated as of March 7, 2006 between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee, filed as Exhibit 4.1 to Meritor's current report on Form 8-K files on March 9, 2006 is incorporated herein by reference.

4-b-1
First Supplemental Indenture, dated as of June 23, 2006, to the Indenture, dated as of March 7, 2006, between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (including Subsidiary Guaranty dated as of June 23, 2006), filed as Exhibit 4.1 to Meritor's current report on Form 8-K, filed on June 27, 206 is incorporated herein by reference.

4-c
Indenture, dated as of February 8, 2007, between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee (including the note and form of subsidiary guaranty), filed as Exhibit 4-a to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007, is incorporated herein by reference.

4-d
Indenture, dated as of December 4, 2012, between Meritor and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of the note and form of subsidiary guaranty), filed as Exhibit 4.1 to Meritor’s Current Report on Form 8-K filed on December 4, 2012, is incorporated herein by reference.

10-a-1
Second Amendment and Restatement Agreement relating to Second Amended and Restated Credit Agreement, dated as of February 13, 2014, among Meritor, ArvinMeritor Finance Ireland (“AFI”), the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10 to Meritor’s Current Report on Form 8-K filed on February 18, 2014, is incorporated herein by reference

10-a-2
Second Amended and Restated Pledge and Security Agreement, dated as of February 13, 2014, by and among Meritor, the subsidiaries named therein and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.2 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2014, is incorporated herein by reference

10-a-3
Amendment No. 1 to Second Amended and Restated Credit Agreement and Second Amended and Restated Pledge and Security Agreement, dated as of September 12, 2014, among Meritor, AFI, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent filed as Exhibit 10.1 to Meritor’s Current Report on Form 8-K filed on September 15, 2014, is incorporated herein by reference.

*10-b	1997 Long-Term Incentives Plan, as amended and restated, filed as Exhibit 10 to Meritor’s Current Report on Form 8-K filed on April 20, 2005, is incorporated herein by reference.

*10-b-1
Form of Option Agreement under the 1997 Long-Term Incentives Plan, filed as Exhibit 10(a) to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-13093), is incorporated herein by reference.

*10-c	2007 Long-Term Incentive Plan, as amended, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007, is incorporated herein by reference.

*10-c-1
Form of Restricted Stock Agreement under the 2007 Long-Term Incentive Plan, filed as Exhibit 10-c-1 to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, is incorporated herein by reference.

*10c-2
Option Agreement under the 2007 Long-Term Incentive Plan between Meritor and Charles G. McClure filed as Exhibit 10-c to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, is incorporated herein by reference.

*10-d	Description of Compensation of Non-Employee Directors filed as Exhibit 10-d to Meritor's Annual Report on Form 10-K for the fiscal year ended September 30, 2012 is incorporated herein by reference.

*10-e	2004 Directors Stock Plan, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2004, is incorporated herein by reference.

*10-e-1
Form of Restricted Share Unit Agreement under the 2004 Directors Stock Plan, filed as Exhibit 10-c-3 to Meritor’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004, is incorporated herein by reference.

*10-e-2
Form of Restricted Stock Agreement under the 2004 Directors Stock Plan, filed as Exhibit 10-c-4 to Meritor’s Annual Report on Form 10-K for the fiscal year ended October 2, 2005, is incorporated herein by reference.

*10-f**	2010 Long-Term Incentive Plan, as amended and restated as of January 23, 2014.

*10-f-1
Form of Restricted Stock Unit Agreement for Employees under 2010 Long-Term Incentive Plan filed as Exhibit 10.2 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 3, 2010 is incorporated herein by reference.

*10-f-2
Form of Restricted Stock Unit Agreement for Directors under 2010 Long-Term Incentive Plan filed as Exhibit 10.3 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 3, 2009 is incorporated herein by reference.

*10-f-3
Form of Restricted Stock Agreement for Directors under 2010 Long-term Incentive Plan filed as Exhibit 10.4 to Meritor’s Report on Form 10-Q for the fiscal quarter ended January 3, 2010 is incorporated herein by reference.

*10-f-4
Description of Performance Goals for fiscal years 2014-2016 established in connection with Performance Plans under the 2010 Long Term Incentive Plan, filed as Exhibit 10-b-3 to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 29, 2013 (the “2013 Form 10-K”), is incorporated herein by reference.

*10-f-5	Form of Performance Share Agreement under 2010 Long-Term Incentive Plan, as amended, filed as Exhibit 10-e-8 to the 2013 Form 10-K, is incorporated herein by reference.

*10-f-6
Form of Restricted Stock Unit Agreement for Employees for grants on or after December 1, 2013 under 2010 Long-Term Incentive Plan, as amended, filed as Exhibit 10-e-9 to the 2013 Form 10-K, is incorporated herein by reference

*10-f-7
Form of Restricted Stock Unit Agreement for Directors for grants on or after January 23, 2014 under 2010 Long-Term Incentive Plan, as amended, filed as Exhibit 10-e-10 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2014, is incorporated herein by reference.

*10-f-8
Form of Restricted Stock Agreement for Directors for grants on or after on or after January 23, 2014 under 2010 Long-Term Incentive Plan, as amended, filed as Exhibit 10-e-11 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2014, is incorporated herein by reference.

*10-g
Incentive Compensation Plan, as amended and restated, filed as Exhibit 10.6 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010, is incorporated herein by reference.

*10-g-1	Description of Annual Incentive Goals established for fiscal year 2014 under the Incentive Compensation Plan, filed as Exhibit 10-b-4 to the 2013 Form 10-K, is incorporated herein by reference.

*10-h	Deferred Compensation Plan, filed as Exhibit 10-e-1 to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-13093), is incorporated herein by reference.

*10-i	Form of Deferred Share Agreement, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2005, is incorporated herein by reference.

*10-j
Copy of resolution of the Board of Directors of Meritor, adopted on July 6, 2000, providing for its Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-f to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, is incorporated herein by reference.

10-k
Receivables Purchase Agreement dated as of October 29, 2010, by and among ArvinMeritor Mascot, LLC, Meritor Heavy Vehicle Braking Systems (USA), Inc., Meritor Heavy Vehicle Systems, LLC, as sellers, an affiliate of Nordea Bank AB known as Viking Asset Purchaser No 7 IC, an incorporated cell of Viking Global Finance ICC, an incorporated cell company incorporated under the laws of Jersey (“Viking Asset Purchaser No 7 IC”), as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-c to Meritor’s Current Report on Form 8-K filed on November 2, 2010, is incorporated herein by reference.

10-k-1
Amendment No. 1 dated as of June 28, 2011 to Receivables Purchase Agreement dated as of October 29, 2010, by and among Meritor Heavy Vehicle Braking Systems (USA), Inc., Meritor Heavy Vehicle Systems, LLC and Meritor Aftermarket USA, LLC (formerly known as ArvinMeritor Mascot, LLC), as sellers, Viking Asset Purchaser No 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011, is incorporated herein by reference.

10-k-2
Amendment No. 2 dated as of September 28, 2011 to Receivables Purchase Agreement dated as of October 29, 2010, as amended, by and among Meritor Heavy Vehicle Braking Systems (USA), Inc., Meritor Heavy Vehicle Systems, LLC and Meritor Aftermarket USA, LLC, as sellers, Viking Asset Purchaser No 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-b to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2014, is incorporated herein by reference.

10-k-3
Amendment No. 3 dated as of September 28, 2012 to Receivables Purchase Agreement dated as of October 29, 2010, as amended, by and among Meritor Heavy Vehicle Braking Systems (USA), Inc., Meritor Heavy Vehicle Systems, LLC and Meritor Aftermarket USA, LLC, as sellers, Viking Asset Purchaser No 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-m-9 to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, is incorporated herein by reference

10-k-4
Amendment No. 4 dated as of October 29, 2013 to Receivables Purchase Agreement dated as of October 29, 2010, as amended, by and among Meritor Heavy Vehicle Braking Systems (USA), Inc., Meritor Heavy Vehicle Systems, LLC and Meritor Aftermarket USA, LLC, as sellers, Viking Asset Purchaser No 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-m-18 to the 2013 Form 10-K, is incorporated herein by reference.

10-k-5
Amendment No. 5 dated as of June 27, 2014 to Receivables Purchase Agreement dated as of October 29, 2010, as amended, by and among Meritor Heavy Vehicle Braking Systems (USA), Inc., Meritor Heavy Vehicle Systems, LLC and Meritor Aftermarket USA, LLC, as sellers, Viking Asset Purchaser No 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-b-1 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2014, is incorporated herein by reference.

10-l
Receivables Purchase Agreement dated as of June 28, 2011, by and among Meritor HVS AB, as seller, Viking Asset Purchaser No 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-b to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011, is incorporated herein by reference.

10-l-1
Extension Letter dated June 10, 2013 from Meritor HVS AB to Viking Asset Purchaser No. 7 IC and Citicorp Trustee Company Limited, filed as Exhibit 10-d to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, is incorporated herein by reference.

10-l-2
Amendment No. 1 to Receivables Purchase Agreement dated as of June 28, 2011 among Meritor HVS AB, as seller, Viking Asset Purchaser No 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-c to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2013, is incorporated herein by reference.

10-l-3
Extension Letter dated June 27, 2014 from Meritor HVS AB to Viking Asset Purchaser No. 7 IC and Citicorp Trustee Company Limited, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2014, is incorporated herein by reference.

10-m
Receivable Purchase Agreement dated February 2, 2012 between Meritor Heavy Vehicle Braking Systems (UK) Limited, as seller, and Viking Asset Purchaser No. 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-b to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2012, is incorporated herein by reference.

10-m-1
Extension dated January 24, 2013 of Receivable Purchase Agreement dated February 2, 2012 between Meritor Heavy Vehicle Braking Systems (UK) Limited, as seller, and Viking Asset Purchaser No. 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-d to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2012, is incorporated herein by reference.

10-n
Receivables Purchase Agreement dated June 18, 2012 between Meritor Heavy Vehicle Systems Cameri S.P.A., as seller, and Nordea Bank AB (pbl), as purchaser, filed as Exhibit 10-d to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2012, is incorporated herein by reference.

10-o
Receivables Purchase Agreement dated June 18, 2012 among ArvinMeritor Receivables Corporation, as seller, Meritor, Inc., as initial servicer, the various Conduit Purchasers, Related Committed Purchasers, LC Participants and Purchaser Agents from time to time party thereto, and PNC Bank, National Association, as issuers of Letters of Credit and as Administrator filed as Exhibit 10-b to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2012, is incorporated herein by reference.

10-o-1
First Amendment to Receivables Purchase Agreement dated as of December 14, 2012 among ArvinMeritor Receivables Corporation, as seller, Meritor, Inc., as initial servicer, PNC Bank, National Association, as a Related Committed Purchaser, as an LC Participant, as a Purchaser Agent, as LC Bank and as Administrator, and Market Street Funding, LLC, as a Conduit Purchaser, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2012, is incorporated herein by reference.

10-o-2
Second Amendment to Receivables Purchase Agreement dated June 21, 2013 among ArvinMeritor Receivables Corporation, as seller, Meritor, Inc., as initial servicer, PNC Bank, National Association, as a Related Committed Purchaser, as an LC Participant, as a Purchaser Agent, as LC Bank and as Administrator, and Market Street Funding LLC, as a Conduit Purchaser, filed as Exhibit 10 to Meritor’s Current Report on Form 8-K filed on June 21, 2013, is incorporated herein by reference.

10-o-3
Third Amendment to Receivables Purchase Agreement dated as of October 11, 2013 among ArvinMeritor Receivables Corporation, as seller, Meritor, Inc., as servicer, PNC Bank, National Association, as a Related Committed Purchaser, as an LC Participant, as a Purchaser Agent, as LC Bank, as Administrator and as Assignee, and Market Street Funding LLC, as Conduit Purchaser and as Assignor, filed as Exhibit 10-m-16 to the 2013 Form 10-K, is incorporated herein by reference.

10-o-4
Fourth Amendment to the Receivables Purchase Agreement dated as of October 15, 2014, by and among ArvinMeritor Receivables Corporation, as Seller, Meritor, Inc., as Initial Servicer, and PNC Bank, National Association, as a Related Committed Purchaser, as an LC Participant, as a Purchaser Agent, as LC Bank and as Administrator, filed as Exhibit 10 to Meritor’s Current Report on Form 8-K filed on October 20, 2014, is incorporated herein by reference.

10-p
Fourth Amended and Restated Purchase and Sale Agreement dated June 18, 2012 among Meritor Heavy Vehicle Braking Systems (USA), LLC, and Meritor Heavy Vehicle Systems, LLC, as originators, Meritor, Inc., as initial servicer, and ArvinMeritor Receivables Corporation, as buyer, filed as Exhibit 10-a to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2012, is incorporated herein by reference.

10-p-1
Letter Agreement relating to Fourth Amended and Restated Receivables Purchase Agreement dated as of December 14, 2012 among Meritor Heavy Vehicle Braking Systems (USA), LLC, Meritor Heavy Vehicle Systems, LLC, ArvinMeritor Receivables Corporation, Meritor, Inc. and PNC Bank, National Association, filed as Exhibit 10-b to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2012, is incorporated herein by reference.

10-q
Amendment, dated July 25, 2007, to Receivables Purchase Agreement dated March 13, 2006 between Meritor HVS AB, as seller, and Nordic Finance Limited, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-v to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, is incorporated herein by reference.

10-r
Purchase and Sale Agreement dated as of August 3, 2010 among Meritor France (as Seller), Meritor, Inc. (as Seller Guarantor) and 81 Acquisition LLC (as Buyer), filed as Exhibit 10 to Meritor’s Current Report on Form 8-K filed on August 5, 2010, is incorporated herein by reference.

10-r-1
First Amendment dated as of December 6, 2010 to Purchase and Sale Agreement dated as of August 3, 2010 among Meritor France (as Seller), Meritor, Inc. (as Seller Guarantor) and 81 Acquisition LLC (as Buyer), filed as Exhibit 10 to Meritor’s Current Report on Form 8-K filed December 8, 2010, is incorporated herein by reference.

10-r-2
Second Amendment dated as of January 3, 2011 to Purchase and Sale Agreement dated as of August 3, 2010 among Meritor France (as Seller), Meritor, Inc. (as Seller Guarantor) and Inteva Products Holding Coöperatieve U.A., as assignee of 81 Acquisition LLC (as Buyer), as amended, filed as Exhibit 10 to Meritor’s Current Report on Form 8-K filed on January 3, 2011, is incorporated herein by reference.

10-s
Purchase and Sale Agreement dated August 4, 2009 among Meritor, Iochpe-Maxion, S.A. and the other parties listed therein, filed as Exhibit 10 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2009, is incorporated herein by reference.

*10-t
Employment Agreement between Meritor, Inc. and Jeffrey Craig dated May 1, 2013, filed as Exhibit 10-c to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, is incorporated herein by reference.

*10-u
Employment Agreement between Meritor, Inc. and Kevin Nowlan dated May 1, 2013, filed as Exhibit 10-f to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, is incorporated herein by reference.

*10-v
Letter Agreement dated as of June 5, 2013 between Meritor, Inc. and Ivor J. Evans filed as Exhibit 10-a to Meritor’s Current Report on Form 8-K filed on June 5, 2013, is incorporated herein by reference.

*10-w
Letter Agreement dated as of September 11, 2013 between Meritor, Inc. and Ivor J. Evans filed as Exhibit 10-a to Meritor’s Current Report on Form 8-K filed on September 11, 2013, is incorporated herein by reference.

*10-x	Option Grant agreement dated as of September 11, 2013 between Meritor, Inc. and Ivor J. Evans, filed as Exhibit 10-z to the 2013 Form 10-K, is incorporated herein by reference.

*10-y	Form of Performance Share Agreement for grant from Meritor, Inc. to Jeffrey Craig on December 1, 2013, filed as Exhibit 10-zz to the 2013 Form 10-K, is incorporated herein by reference.

*10-z
Employment Agreement between Meritor, Inc. and Vernon G. Baker, II dated May 1, 2013, filed as Exhibit 10-b to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, is incorporated herein by reference.

*10-z-1
Letter Agreement dated January 27, 2014 between Meritor, Inc. and Vernon G. Baker, II, filed as Exhibit 10.1 to Meritor’s Current Report on Form 8-K filed on January 27, 2014, is incorporated herein by reference.

*10-z-2
Support Services Agreement dated January 27, 2014 between Meritor, Inc. and Vernon G. Baker, II, filed as Exhibit 10.2 to Meritor’s Current Report on Form 8-K filed on January 27, 2014, is incorporated herein by reference.

*10-aa**	Letter Agreement dated as of February 1, 2014 between Meritor, Inc. and Sandra J. Quick.

12**	Computation of ratio of earnings to fixed charges.

21**	List of Subsidiaries of Meritor, Inc.

23-a**	Consent of Sandra J. Quick, Esq., Senior Vice President, General Counsel and Secretary.

23-b**	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

23-c**	Consent of Bates White LLC.

24**	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of Meritor.

31-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
____________________
*Management contract or compensatory plan or arrangement.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERITOR, INC.

By:	/s/ Sandra J. Quick
Sandra J. Quick
Senior Vice President, General Counsel and Secretary

Date: November 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 19th day of November, 2014 by the following persons on behalf of the registrant and in the capacities indicated.

Ivor J. Evans *	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

Joseph B. Anderson, Jr., Victoria B. Jackson Bridges,	Directors
Rhonda L. Brooks, David W. Devonshire,
William J. Lyons, James E. Marley,
William R. Newlin, Thomas L. Pajonas,*

Kevin A. Nowlan*	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

* By:	/s/ Sandra J. Quick
Sandra J. Quick
Attorney-in-fact **

** By authority of powers of attorney filed herewith.

SCHEDULE II
MERITOR, INC. VALUATION AND QUALIFYING ACCOUNTS For the Year Ended September 30, 2014, 2013, 2012

Description (In millions)	Balance at Beginning of Year	Charged to costs and expenses	Other Deductions		Balance at End of year
Year ended September 30, 2014:
Allowance for doubtful accounts	$9	$(2)	$(1)	(a)	$6
Deferred tax asset valuation allowance	1,166	(89)	(47)	(b)	1,030
Year ended September 30, 2013:
Allowance for doubtful accounts	$7	$3	$(1)	(a)	$9
Deferred tax asset valuation allowance	1,204	44	(82)	(b)	1,166
Year ended September 30, 2012:
Allowance for doubtful accounts	$5	$2	$—	(a)	$7
Deferred tax asset valuation allowance	1,255	(68)	17	(b)	1,204
____________________

(a)	Uncollectible accounts written off.

(b)	Primarily relates to revaluation of defined pension and retiree medical obligations.