Form 10-K/A
period 2014-09-30
MERITOR INC
filed 2014-12-12
CIK 1113256

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
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on March 28, 2014 (the last business day of the most recently completed second fiscal quarter) was approximately $1,147,375,565.

98,737,231 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on December 9, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on January 22, 2015 is incorporated by reference into Part III.

EXPLANATORY NOTE - AMENDMENT

Meritor, Inc. (“Meritor”) is filing this Amendment No.1 on Form 10-K/A (this "Form 10-K/A") to include in its Annual Report on Form 10-K for the fiscal year ended September 28, 2014 (the “Annual Report”), pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, financial statements and related notes of Meritor WABCO Vehicle Control Systems ("MWVCS") in which Meritor owns a 50% interest.
Rule 3-09 of Regulation S-X provides that if a 50% or less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate annual financial statements for such 50% or less-owned person corresponding to the periods covered by the financial statements of Meritor included in the Annual Report shall be filed. Such statements are required to be audited only for the years in which such person met such test.
MWVCS did not meet the significance test for Meritor's 2014 or 2012 fiscal year. Therefore, Meritor is only required to file unaudited financial statements of MWVCS as of and for the fiscal years ended September 28, 2014 and September 30, 2012. MWVCS met the significance test for the 2013 fiscal year. Therefore, Meritor is required to file audited financial statements of MWVCS as of and for the fiscal year ended September 29, 2013. As a result, Meritor has included in this Form 10-K/A the required audited and unaudited financial statements of MWVCS for the 2014, 2013 and 2012 fiscal years.
Item 15 is the only portion of the Annual Report being supplemented or amended by this Form 10-K/A. Additionally, in connection with the filing of this Form 10-K/A and pursuant to SEC rules, Meritor is including the consent of the independent auditors of MWVCS and currently dated certifications. This Form 10-K/A does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with Meritor’s filings with the SEC subsequent to the filing of the Annual Report.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements, Financial Statement Schedules and Exhibits.
(1) Financial Statements.
Meritor
The following financial statements and related notes were filed as part of the Annual Report filed with the SEC on November 19, 2014 (all financial statements listed below are those of the company and its consolidated subsidiaries):
Consolidated Statement of Operations, years ended September 30, 2014, 2013 and 2012.
Consolidated Statement of Comprehensive Income (Loss), years ended September 30, 2014, 2013 and 2012.
Consolidated Balance Sheet, September 30, 2014 and 2013.
Consolidated Statement of Cash Flows, years ended September 30, 2014, 2013 and 2012.
Consolidated Statement of Equity (Deficit), years ended September 30, 2014, 2013 and 2012.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.

Meritor WABCO Vehicle Control Systems
The following financial statements and related notes of Meritor WABCO Vehicle Control Systems are included in this Amendment No. 1 on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:
Balance Sheets, September 30, 2014 (Unaudited) and 2013 (Audited).
Statements of Net Income, years ended September 30, 2014 (Unaudited), 2013 (Audited) and 2012 (Unaudited).
Statement of Cash Flows, years ended September 30, 2014 (Unaudited), 2013 (Audited) and 2012 (Unaudited).
Independent Auditors’ Report.

Meritor WABCO Vehicle Control Systems

Financial Statements
as of
September 30, 2014 (Unaudited) and 2013, and for the Years Ended September 30, 2014 (Unaudited), 2013, and 2012 (Unaudited), and Independent Auditor’s Report

INDEPENDENT AUDITORS’ REPORT
To Meritor WABCO Vehicle Control Systems:

We have audited the accompanying financial statements of Meritor WABCO Vehicle Control Systems (the "Company"), which comprise the balance sheet as of September 30, 2013, and the related statements of net income and cash flows for the year then ended, and the related notes to the financial statements.

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

Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2013, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Detroit, Michigan
December 10, 2013

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

MERITOR WABCO VEHICLE CONTROL SYSTEMS
BALANCE SHEETS AS OF SEPTEMBER 30, 2014 (Unaudited) and 2013

	2014	2013
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,982,861	$5,760,406

Accounts Receivable:
Trade -- net of allowance for doubtful accounts of $40,765 and $57,157 as of September 30, 2014 (unaudited) and 2013, respectively	24,904,495	22,450,932
Related parties:
Meritor Brake Systems, Inc.	7,053,900	6,195,704
WABCO Automotive Control Systems, Inc.	659,191	529,712
Inventories	39,818,161	41,203,526
Prepaid and other current assets	235,190	303,589
Total current assets	77,653,798	76,443,869

PROPERTY AND EQUIPMENT:
Machinery and equipment	5,495,053	7,324,811
Autos and trailers	1,588,793	1,648,800
Furniture and fixtures	5,415,161	4,779,576
Facility improvements	1,341,263	1,253,248
Construction in progress	15,660	47,175
Total Property and equipment	13,855,930	15,053,610
Less accumulated depreciation	(11,697,540)	(12,774,056)
Property and equipment - net	2,158,390	2,279,554

OTHER ASSETS - Warranty recoveries:
Vendor responsibility	50,921	200,958
WABCO Automotive Control Systems, Inc.	4,796,653	1,947,789
TOTAL	$84,659,762	$80,872,170

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:

Accounts payable:
Trade	$2,644,266	$3,763,740
Related parties:
Meritor Brake Systems, Inc.	4,653,970	4,055,498
WABCO Automotive Control Systems, Inc.	29,174,005	27,200,388
Accrued liabilities:
Warranty and policy	7,212,620	4,765,938
Compensation	1,673,900	1,799,250
Customer incentives	675,612	282,119
Other	1,942,825	3,710,689
Total current liabilities	47,977,198	45,577,622

CONTINGENCIES AND COMMITMENTS (Note 7)

OTHER LIABILITIES - Warranty and policy	6,618,048	3,719,384

PARTNERS' CAPITAL:
Meritor Brake Systems, Inc.	15,032,258	15,787,582
WABCO Automotive Control Systems, Inc.	15,032,258	15,787,582
Total partners' capital	30,064,516	31,575,164

TOTAL	$84,659,762	$80,872,170
See notes to financial statements

MERITOR WABCO VEHICLE CONTROL SYSTEMS
STATEMENTS OF NET INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2014 (Unaudited), 2013, and 2012 (Unaudited)

	2014	2013	2012
	Unaudited		Unaudited
NET SALES	$321,571,051	$266,493,848	$271,027,804
COST OF GOODS SOLD	253,614,234	210,882,615	219,163,692
GROSS PROFIT	67,956,817	55,611,233	51,864,112

OPERATING EXPENSES:
Services purchased from related parties:
Salary and benefits	11,352,788	10,442,690	8,888,302
Selling and promotion	2,597,979	2,166,894	2,840,368
Research and development	1,404,276	1,778,832	283,298
Rent	407,951	409,538	408,577
Other	606,276	643,943	626,341
Total services purchased from related parties	16,369,270	15,441,897	13,046,886

Selling and promotion	1,288,150	886,611	1,098,345
Travel	914,976	836,201	741,525
Other purchased services	3,401,328	3,400,519	3,012,913
Depreciation and amortization	184,695	182,680	177,983
Other operating expenses	2,862,715	2,640,105	2,539,402
Total operating expenses	25,021,134	23,388,013	20,617,054
INCOME FROM OPERATIONS	42,935,683	32,223,220	31,247,058

OTHER INCOME (LOSS)	553,669	(417,920)	994,436

NET INCOME	$43,489,352	$31,805,300	$32,241,494

See notes to financial statements.

MERITOR WABCO VEHICLE CONTROL SYSTEMS
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 (Unaudited), 2013, and 2012 (Unaudited)

	2014	2013	2012
	Unaudited		Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,489,352	$31,805,300	$32,241,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	871,303	707,378	573,529
Loss on disposal of assets	—	—	23,595
Changes in assets and liabilities provided by (used in) cash:
Trade and related-party accounts receivable	(3,441,238)	(3,400,794)	7,495,937
Inventories	1,385,365	4,387,111	(6,610,407)
Prepaid and other current assets	(2,630,428)	331,922	(656,453)
Trade and related-party accounts payable	1,452,615	1,818,890	(1,668,830)
Accrued liabilities	3,845,625	(859,474)	(3,062,578)
Net cash provided by operating activities	44,972,594	34,790,333	28,336,287

CASH FLOWS FROM INVESTING ACTIVITIES - Acquisition of property and equipment	(750,139)	(818,678)	(1,225,686)
Net cash used in investing activities	(750,139)	(818,678)	(1,225,686)

CASH FLOWS FROM FINANCING ACTIVITIES - Partners' distributions:
Meritor Brake Systems, Inc.	(22,500,000)	(15,500,000)	(14,000,000)
WABCO Automotive Control Systems, Inc.	(22,500,000)	(15,500,000)	(14,000,000)
Net cash used in financing activities	(45,000,000)	(31,000,000)	(28,000,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(777,545)	2,971,655	(889,399)
CASH AND CASH EQUIVALENTS - Beginning of the year	5,760,406	2,788,751	3,678,150
CASH AND CASH EQUIVALENTS - End of the year	$4,982,861	$5,760,406	$2,788,751

See notes to financial statements.

MERITOR WABCO VEHICLE CONTROLS SYSTEMS

NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2014 (UNAUDITED) AND 2013, AND FOR THE YEARS ENDED SEPTEMBER 30, 2014 (UNAUDITED), 2013, AND 2012 (UNAUDITED)
______________________________________________________________________________________________________

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories - Inventories are stated at the lower of cost or market, using standard costing, which approximates actual cost on a first-in, first-out basis. Inventory at September 30, 2014 and 2013 consists principally of components held for resale and includes approximately $17,948,187 (Unaudited) and $16,669,000, respectively, of inventory inbound to the Company, for which risk of loss has transferred.
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
Fair Value Measurements - Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Additionally, it establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Refer to Note 8 to the financial statements for further detail on the fair value measurements.
Warranty - A majority of warranty claims are the responsibility of the product supplier, WABCO, and other product suppliers. The Company processes claims on behalf of the product suppliers. However, under a contractual arrangement with a product supplier who is a related party, the reimbursement to the Company of such warranty claims is based on a combination of a flat rate (0.85%) of current year purchases from the product supplier and campaign recoveries from the product supplier. Campaign recoveries are based on the expected claims to be received. As a result of these agreements, the Company incurs warranty expense when the recoveries do not cover the amount of warranty claims processed or expected. Warranty accruals are recorded based on historical claims paid in the build year and three years after, as a percentage of sales in the year the sale is made. Warranty claim payments have historically been highest in the year directly following the build year. This is partially due to the fact that certain products are sold with two-year warranty policies. Products that have longer warranty presentation periods have also trended closer to two years, as opposed to three, for recent build years.

The amounts deemed recoverable from all product suppliers are $10,178,365 (Unaudited) and $5,984,311 as of September 30, 2014 and 2013, respectively. The current portion of the expected recoveries, $5,330,791 (Unaudited) and $3,835,562 is reflected as an offset to accounts payable as of September 30, 2014 and 2013, respectively, while the noncurrent portion of the expected recoveries, $4,847,574 (Unaudited) and $2,148,747 is a receivable as of September 30, 2014 and 2013, respectively.

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

3. RELATED-PARTY TRANSACTIONS

The Company has no employees, but purchases employee and other services from the Partners. Total expenses for services from related parties during the years ended September 30, 2014 (Unaudited), 2013, and 2012 (Unaudited), recorded in cost of goods sold and other operating expenses were as follows:

	2014	2013	2012
	Unaudited		Unaudited
Meritor	$25,270,824	$21,353,768	$22,958,330
WABCO	3,009,636	3,049,006	3,251,750

Total	$28,280,460	$24,402,774	$26,210,080

Additionally, during the years ended September 30, 2014, 2013, and 2012, the Company recorded net transactions of approximately $204,371,222 (Unaudited), $165,817,779, and $186,194,320 (Unaudited), respectively, which primarily relate to purchases of productive inventory from WABCO. Also, the Company recorded sales of approximately $86,085,550 (Unaudited), $69,034,437, and $64,287,951 (Unaudited), respectively, primarily to Meritor.
The Company purchases a significant portion of productive inventory from related parties in Europe. All purchases are denominated in U.S. dollars. The Company has an agreement with certain of these related parties, whereby if the difference between the currency exchange rate at the time of purchase and an agreed‑upon currency exchange rate exceeds 3%, the purchase price is adjusted so that the currency exchange effect exceeding 3% is shared equally by both parties. The Company and the related parties settle all transactions on a monthly basis. The Company records the purchase price adjustments in cost of goods sold which have been insignificant in 2014, 2013 and 2012.
4. SALES AND ACCOUNTS RECEIVABLE TO MAJOR CUSTOMERS

The Company had significant sales to three unrelated major customers in 2014, 2013, and 2012. Sales made to these customers as a percentage of total sales made by the Company during 2014 (Unaudited), 2013, and 2012 (Unaudited), are disclosed in the table below. In addition, accounts receivable from these customers as of September 30, 2014 (Unaudited) and 2013 (dollars in millions), are disclosed in the table below.

	2014 (Unaudited)			2013			2012 (Unaudited)
Customer	Percentage of Total Sales	Sales	Accounts Receivable	Percentage of Total Sales	Sales	Accounts Receivable	Percentage of Total Sales	Sales

1	33%	$107	$5	32%	$84	$5	31%	$85
2	6	19	6	6	17	4	8	22
3	5	16	2	4	12	3	6	16

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
The changes in the total carrying amount of the Company’s warranty and policy liability for the years ended September 30, 2014 (Unaudited), 2013, and 2012 (Unaudited) are shown below.

	2014	2013	2012
	Unaudited		Unaudited
Balance - beginning	$8,485,322	$7,577,293	$11,453,514
Accrual for product warranty	7,853,953	4,844,194	2,368,582
Payments	(9,019,626)	(6,638,539)	(8,811,693)
Changes in estimates	6,511,019	2,702,374	2,566,890
Balance - ending	$13,830,668	$8,485,322	$7,577,293

6. PARTNERS’ CAPITAL

The summary of Partners’ capital accounts for the years ended September 30, 2014 (Unaudited), 2013, and 2012 (Unaudited), is as follows:

	Meritor	WABCO	Total

Balance - September 30, 2011 (Unaudited)	$13,264,185	$13,264,185	$26,528,370
Net income for the year (Unaudited)	16,120,747	16,120,747	32,241,494
Distributions (Unaudited)	(14,000,000)	(14,000,000)	(28,000,000)
Balance - September 2012 (Unaudited)	15,384,932	15,384,932	30,769,864

Net income for the year	15,902,650	15,902,650	31,805,300
Distributions	(15,500,000)	(15,500,000)	(31,000,000)
Balance - September 30, 2013	15,787,582	15,787,582	31,575,164

Net income for the year (Unaudited)	21,744,676	21,744,676	43,489,352
Distributions (Unaudited)	(22,500,000)	(22,500,000)	(45,000,000)
Balance - September 30, 2014 (Unaudited)	$15,032,258	$15,032,258	$30,064,516

7. COMMITMENTS

The Company leases its principal operating facility, a warehouse located in Hebron, Kentucky. The lease commenced on October 1, 1999, with options to renew at the end of the lease term. The initial lease term was for a period of five years. In 2004, the Company extended its lease for an additional five years. In 2008, an agreement was reached with the lessor, and an addendum to the lease agreement was executed. Effective November 1, 2008, the Company reduced its leased premises by 16,910 square feet. Terms of this renegotiated lease are 60 months beginning November 1, 2009, and ending October 31, 2014. In 2014, an addendum to the lease agreement was executed on January 1, 2014. Terms of the re-negotiated lease are 50 months beginning November 1, 2014 and ending November 30, 2018. The lease agreement requires current monthly rentals plus the tenant’s share of property taxes and operating expenses. In addition, the Company leases office space in Troy, Michigan from one of the joint venture partners on a month-to-month basis. Lease payments are made monthly. Total rental expense under these agreements, plus various vehicle and equipment leases was approximately $1,276,052 (Unaudited), $1,169,978, and $1,189,248 (Unaudited), for the years ended September 30, 2014, 2013, and 2012, respectively.
Future minimum lease payments for the years ending September 30 are as follows:

Unaudited
2015	$399,784
2016	436,137
2017	446,133
2018	447,041
2019	74,517
Total	$1,803,612

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
As of September 30, 2014 and 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis. These consist of investments in money market mutual funds recorded within cash and cash equivalents. These funds are valued at the daily closing price as reported by the fund. The mutual funds held by the Company are deemed to be actively traded.
Assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2014 (Unaudited), were as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Cash equivalents - money market mutual funds	$4,982,861	$—	$—

Assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2013, were as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Cash equivalents - money market mutual funds	$5,760,406	$—	$—

There were no financial assets or liabilities carried at fair value on a nonrecurring basis as of September 30, 2014 and 2013.
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

We evaluate the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets. For the years ended September 30, 2014, 2013, and 2012, there were no transfers between levels.
9. SUBSEQUENT EVENTS

No events have occurred after September 30, 2014, but before December 12, 2014, the date the financial statements were available to be issued.

2
Financial Statement Schedule for the years ended September 30, 2014, 2013 and 2012. The following schedule was filed as part of the Annual Report filed with the SEC on November 19, 2014

Schedule II - Valuation and Qualifying Accounts

Schedules not filed with the Annual Report or this Form 10-K/A are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or related notes.

(3) Exhibits

3-a
Restated Articles of Incorporation of Meritor, filed as Exhibit 4.01 to Meritor’s Registration Statement on Form S-4, as amended (Registration Statement No. 333-36448), is incorporated herein by reference.

3-a-1
Articles of Amendment of Restated Articles of Incorporation of the Company filed as Exhibit 3-a-1 to Meritor’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2011, is incorporated herein by reference.

3-b	By-laws of Meritor, filed as Exhibit 3 to Meritor's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003, is incorporated herein by reference.

4-a
Indenture, dated as of April 1, 1998, between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee, filed as Exhibit 4 to Meritor's Registration Statement on Form S-3 (Registration No. 333- 49777), is incorporated herein by reference.

4-a-1
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

*10-c	2007 Long-Term Incentive Plan, as amended, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2007, is incorporated herein by reference.

*10-c-1
Form of Restricted Stock Agreement under the 2007 Long-Term Incentive Plan, filed as Exhibit 10-c-1 to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, is incorporated herein by reference.

*10-c-2
Option Agreement under the 2007 Long-Term Incentive Plan between Meritor and Charles G. McClure filed as Exhibit 10-c to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, is incorporated herein by reference.

*10-d	Description of Compensation of Non-Employee Directors filed as Exhibit 10-d to Meritor's Annual Report on Form 10-K for the fiscal year ended September 30, 2012 is incorporated herein by reference.

*10-e	2004 Directors Stock Plan, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004, is incorporated herein by reference.

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

*10-f
2010 Long-Term Incentive Plan, as amended and restated as of January 23, 2014, filed as Exhibit 10-f to Meritor's Annual Report on Form 10-K for the fiscal year ended September 28, 2014 (the "2014 10-K"), is incorporated herein by reference.

*10-f-1
Form of Restricted Stock Unit Agreement for Employees under 2010 Long-Term Incentive Plan, filed as Exhibit 10.2 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 3, 2010, is incorporated herein by reference.

*10-f-2
Form of Restricted Stock Unit Agreement for Directors under 2010 Long-Term Incentive Plan, filed as Exhibit 10.3 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 3, 2009, is incorporated herein by reference.

*10-f-3
Form of Restricted Stock Agreement for Directors under 2010 Long-term Incentive Plan, filed as Exhibit 10.4 to Meritor’s Report on Form 10-Q for the fiscal quarter ended January 3, 2010, is incorporated herein by reference.

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

10-o
Receivables Purchase Agreement dated June 18, 2012 among ArvinMeritor Receivables Corporation, as seller, Meritor, Inc., as initial servicer, the various Conduit Purchasers, Related Committed Purchasers, LC Participants and Purchaser Agents from time to time party thereto, and PNC Bank, National Association, as issuers of Letters of Credit and as Administrator, filed as Exhibit 10-b to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2012, is incorporated herein by reference.

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

*10-aa	Letter Agreement, dated as of February 1, 2014 between Meritor, Inc. and Sandra J. Quick, filed as Exhibit 10-aa to the 2014 10-K, is incorporated herein by reference.

12	Computation of ratio of earnings to fixed charges, filed as Exhibit 12 to the 2014 10-K, is incorporated herein by reference.

21	List of Subsidiaries of Meritor, Inc., filed as Exhibit 21 to the 2014 10-K, is incorporated herein by reference.

23-a	Consent of Sandra J. Quick, Esq., Senior Vice President, General Counsel and Secretary, filed as Exhibit 23-a to the 2014 10-K, is incorporated herein by reference.

23-b	Consent of Deloitte & Touche LLP, independent registered public accounting firm, filed as Exhibit 23-b to the 2014 10-K, is incorporated herein by reference.

23-c	Consent of Bates White LLC, filed as Exhibit 23-c to the 2014 10-K, is incorporated herein by reference.

23-d**	Consent of Deloitte & Touche LLP, independent auditors, relating to the financial statements of Meritor WABCO Vehicle Control Systems.

24
Power of Attorney authorizing certain persons to sign the Annual Report on Form 10-K on behalf of certain directors and officers of Meritor, filed as Exhibit 24 to the 2014 10-K, is incorporated herein by reference.

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
Sandra J. Quick
Senior Vice President, General Counsel and Corporate Secretary

Date: December 12, 2014

MERITOR, INC.

By:	/s/ Kevin A. Nowlan
Kevin A. Nowlan
Senior Vice President and Chief Financial Officer

Date: December 12, 2014