Form 10-Q
period 2014-12-28
MERITOR INC
filed 2015-01-29
CIK 1113256

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 28, 2014
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
98,737,231 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on December 28, 2014.

MERITOR, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended December 31,
	2014	2013
	(Unaudited)
Sales	$879	$900
Cost of sales	(764)	(795)
GROSS MARGIN	115	105
Selling, general and administrative	(65)	(59)
Restructuring costs	(3)	(1)
Other operating income (expense), net	1	(1)
OPERATING INCOME	48	44
Other income, net	2	—
Equity in earnings of affiliates	9	8
Interest expense, net	(19)	(27)
INCOME BEFORE INCOME TAXES	40	25
Provision for income taxes	(7)	(11)
INCOME FROM CONTINUING OPERATIONS	33	14
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(3)	(1)
NET INCOME	30	13
Less: Net income attributable to noncontrolling interests	(1)	(2)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$29	$11
NET INCOME ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$32	$12
Loss from discontinued operations	(3)	(1)
Net income	$29	$11
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.33	$0.12
Discontinued operations	(0.03)	(0.01)
Basic earnings per share	$0.30	$0.11
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.32	$0.12
Discontinued operations	(0.03)	(0.01)
Diluted earnings per share	$0.29	$0.11

Basic average common shares outstanding	97.9	97.3
Diluted average common shares outstanding	101.2	98.7

See notes to condensed consolidated financial statements.
Amounts for prior periods have been recast for discontinued operations.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended December 31,
	2014	2013
	(Unaudited)
Net income	$30	$13
Other comprehensive income (loss):
Foreign currency translation adjustments:
Attributable to Meritor, Inc.	(34)	(10)
Attributable to noncontrolling interest	(1)	—
Other reclassification adjustment	1	—
Pension and other postretirement benefit related adjustments	12	10
Unrealized loss on foreign exchange contracts	(1)	—
Other comprehensive loss, net of tax	(23)	—
Total comprehensive income	7	13
Less: Comprehensive income attributable to noncontrolling interest	—	(2)
Comprehensive income attributable to Meritor, Inc.	$7	$11

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2014	September 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$214	$247
Receivables, trade and other, net	511	610
Inventories	379	379
Other current assets	58	56
TOTAL CURRENT ASSETS	1,162	1,292
NET PROPERTY	407	424
GOODWILL	423	431
OTHER ASSETS	354	355
TOTAL ASSETS	$2,346	$2,502
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$5	$7
Accounts and notes payable	597	680
Other current liabilities	292	351
TOTAL CURRENT LIABILITIES	894	1,038
LONG-TERM DEBT	962	965
RETIREMENT BENEFITS	759	775
OTHER LIABILITIES	307	309
TOTAL LIABILITIES	2,922	3,087
COMMITMENTS AND CONTINGENCIES (See Note 19)
EQUITY (DEFICIT):
Common stock (December 31, 2014 and September 30, 2014, 98.7 and 97.8 shares issued and outstanding, respectively)	98	97
Additional paid-in capital	919	918
Accumulated deficit	(849)	(878)
Accumulated other comprehensive loss	(771)	(749)
Total deficit attributable to Meritor, Inc.	(603)	(612)
Noncontrolling interests	27	27
TOTAL DEFICIT	(576)	(585)
TOTAL LIABILITIES AND DEFICIT	$2,346	$2,502

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Three Months Ended December 31,
	2014	2013
	(Unaudited)
OPERATING ACTIVITIES
CASH USED FOR OPERATING ACTIVITIES (See Note 9)	$(9)	$(4)
INVESTING ACTIVITIES
Capital expenditures	(12)	(12)
CASH USED FOR INVESTING ACTIVITIES	(12)	(12)
FINANCING ACTIVITIES
Repayment of term loan	—	(4)
Other financing activities	(4)	3
CASH USED FOR FINANCING ACTIVITIES	(4)	(1)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(8)	(1)
CHANGE IN CASH AND CASH EQUIVALENTS	(33)	(18)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	247	318
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$214	$300

See notes to condensed consolidated financial statements.
Amounts for prior periods have been recast for discontinued operations.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning balance at September 30, 2014	$97	$918	$(878)	$(749)	$(612)	$27	$(585)
Comprehensive income	—	—	29	(22)	7	—	7
Equity based compensation expense	—	2	—	—	2	—	2
Vesting of restricted stock	1	(1)	—	—	—	—	—
Ending Balance at December 31, 2014	$98	$919	$(849)	$(771)	$(603)	$27	$(576)

Beginning balance at September 30, 2013	$97	$914	$(1,127)	$(734)	$(850)	$28	$(822)
Comprehensive income	—	—	11	—	11	2	13
Equity based compensation expense	—	1	—	—	1	—	1
Ending Balance at December 31, 2013	$97	$915	$(1,116)	$(734)	$(838)	$30	$(808)

See notes to condensed consolidated financial statements.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
Meritor, Inc. (the “company”or “Meritor”), headquartered in Troy, Michigan, is a premier global supplier of a broad range of integrated systems, modules and components to original equipment manufacturers (“OEMs”) and the aftermarket for the commercial vehicle, transportation and industrial sectors. The company serves commercial truck, trailer, military, bus and coach, construction and other industrial OEMs and certain aftermarkets. The condensed consolidated financial statements are those of the company and its consolidated subsidiaries.
Certain businesses are reported in discontinued operations in the condensed consolidated statement of operations, statement of cash flows and related notes for all periods presented. In the fourth quarter of fiscal year 2014, the company exited its Mascot business, a remanufacturer and distributor of all makes differentials, transmissions and steering gears. The results of operations and cash flows of the company’s former Mascot business are presented in discontinued operations in the condensed consolidated statement of operations and condensed consolidated statement of cash flows, and prior period information has been recast to reflect this presentation. Additional information regarding discontinued operations is discussed in Note 4.
In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, for the fiscal year ended September 30, 2014. The quarter end condensed balance sheet data was derived from audited financial statements but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended December 31, 2014, are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30. The first quarter of fiscal years 2015 and 2014 ended on December 28, 2014 and December 29, 2013, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and December 31 are used consistently throughout this report to represent the fiscal year end and first quarter end, respectively.
2. Earnings per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted shares, performance share awards, and convertible securities, if applicable.
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended December 31,
	2014	2013
Basic average common shares outstanding	97.9	97.3
Impact of stock options	0.1	—
Impact of restricted shares, performance shares and share units	2.3	1.4
Impact of convertible notes	0.9	—
Diluted average common shares outstanding	101.2	98.7
On November 8, 2014, the Board of Directors approved a grant of performance share units to all executives eligible to participate in the long-term incentive plan. Each performance share unit represents the right to receive one share of common stock upon achievement of certain performance and time vesting criteria. The fair value of each performance share unit is $13.74, the company’s share price on the grant date of December 1, 2014. The Board of Directors also approved a grant of 0.4 million restricted share units to these executives. The restricted share units vest at the earlier of three years from the date of grant or upon termination of employment with the company under certain circumstances. The fair value of each restricted share unit is $13.74, the company's share price on the grant date of December 1, 2014.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The actual number of performance share units that will vest depends upon the company’s performance relative to the established performance metrics for the three-year performance period of October 1, 2014 to September 30, 2017, measured at the end of the performance period. The number of performance share units will depend on Adjusted EBITDA margin and Adjusted diluted earnings per share from continuing operations at the following weights: 75% associated with achieving an Adjusted EBITDA margin target and 25% associated with achieving an Adjusted diluted earnings per share from continuing operations target. The number of performance share units that vest will be between 0% and 200% of the grant date amount of 0.6 million shares.
On November 7, 2013, the Board of Directors approved a grant of performance share units to all executives eligible to participate in the long-term incentive plan. Each performance share unit represents the right to receive one share of common stock upon achievement of certain performance and time vesting criteria. The fair value of each performance share unit is $7.97, the company’s share price on the grant date of December 1, 2013.
The actual number of performance share units that will vest depends upon the company’s performance relative to the established M2016 goals for the three-year performance period of October 1, 2013 to September 30, 2016, measured at the end of the performance period. The number of performance share units will depend on meeting the established M2016 goals at the following weights: 50% associated with achieving an Adjusted EBITDA margin target, 25% associated with achieving a net debt including retirement benefit liabilities target, and 25% associated with achieving an incremental booked revenue target. The number of performance share units that vest will be between 0% and 200% of the grant date amount of 1.8 million shares including incremental shares that were issued subsequent to the December 1, 2013 grant date. There were 0.6 million shares related to these performance share units included in the diluted earnings per share calculation for the three months ended December 31, 2014 as certain payout thresholds were achieved in the first quarter of fiscal year 2015 relative to the Adjusted EBITDA, net debt reduction and incremental booked revenue targets.
For the three months ended December 31, 2014, compensation cost related to restricted shares and performance share units was $2 million. As of December 31, 2014, the dilutive impact of previously issued restricted shares and performance share units was 2.3 million shares, compared to 1.4 million shares for the same period in the prior fiscal year.
For the three months ended December 31, 2014 and 2013, options to purchase 0.3 million and 0.8 million shares of common stock, respectively, were excluded in the computation of diluted earnings per share because their exercise price exceeded the average market price for the periods and thus their inclusion would be anti-dilutive.
For the three months ended December 31, 2014, 0.9 million shares were included in the computation of diluted earnings per share because the average stock price exceeded the conversion price for the 7.875 percent convertible notes due 2026. For the three months ended December 31, 2013, the company's convertible senior unsecured notes are excluded from the computation of diluted earnings per share, as the company's average stock price, during this period was less than the conversion price.
3. New Accounting Standards
Accounting standards to be implemented
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. A strategic shift could include a disposal of: (1) a major geographical area of operations; (2) a major line of business; and (3) a major equity method investment. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. The company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2015. The potential impact of this new guidance on its consolidated financial statements is dependent upon future business divestitures. Previous divestitures and amounts currently in discontinued operations will not be impacted.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target (for example, an initial public offering or a profitability target) could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2015 and interim periods within those annual periods. The company plans to implement this standard in the first quarter of fiscal year 2017 and is currently evaluating the potential impact of this new guidance on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or are available to be issued). The standard is required to be adopted by public business entities in annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The company plans to implement this standard in the fiscal year beginning October 1, 2016 and currently expects this new guidance to have no impact on the company’s consolidated financial statements.
4. Discontinued Operations
Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended December 31,
	2014	2013
Sales	$—	$7

Loss before income taxes	$(3)	$(2)
Benefit from income taxes	—	1
Loss from discontinued operations attributable to Meritor, Inc.	$(3)	$(1)
Total discontinued operations assets as of December 31, 2014 and September 30, 2014 were $6 million and $8 million, respectively, and total discontinued operations liabilities as of December 31, 2014 and September 30, 2014 were $18 million and $21 million, respectively.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Mascot Divestiture
In the fourth quarter of fiscal year 2014, the company disposed of its Mascot business which was part of the company’s Aftermarket & Trailer segment. The results of operations and cash flows of the company’s Mascot business are presented in discontinued operations in the condensed consolidated statements of operations and condensed consolidated statement of cash flows, and prior period information has been recast to reflect this presentation.
Sales for the three months ended December 31, 2013, were related to the company’s former Mascot business.
5. Goodwill
In accordance with FASB Accounting Standards Codification (ASC) Topic 350-20, “Intangibles - Goodwill and Other”, goodwill is reviewed for impairment annually during the fourth quarter of the fiscal year or more frequently if certain indicators arise. If business conditions or other factors cause the operating results and cash flows of a reporting unit to decline, the company may be required to record impairment charges for goodwill at that time. Given that the company’s primary military program is winding down, failure to secure new military contracts could result in a significant decline in the projected cash flows of the defense reporting unit, which could require the company to impair the goodwill. The defense reporting unit is included within the Commercial Truck & Industrial segment and has $20 million of goodwill allocated to it.
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
A summary of the changes in the carrying value of goodwill by the company’s two reportable segments are presented below (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Total
Beginning balance at September 30, 2014	$261	$170	$431
Foreign currency translation	(4)	(4)	(8)
Balance at December 31, 2014	$257	$166	$423

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Restructuring Costs
     At December 31, 2014 and September 30, 2014, $12 million and $11 million, respectively, of restructuring reserves, primarily related to unpaid employee termination benefits, remained in the consolidated balance sheet. The changes in restructuring reserves for the three months ended December 31, 2014 and 2013 are as follows (in millions):

	Employee Termination Benefits	Asset Impairment	Plant Shutdown & Other	Total
Beginning balance at September 30, 2014	$11	$—	$—	$11
Activity during the period:
Charges to continuing operations	3	—	—	3
Cash payments – continuing operations	(1)	—	—	(1)
Other	(1)	—	—	(1)
Total restructuring reserves at December 31, 2014	12	—	—	12
Less: non-current restructuring reserves	(2)	—	—	(2)
Restructuring reserves – current, at December 31, 2014	$10	$—	$—	$10

Balance at September 30, 2013	$12	$—	$—	$12
Activity during the period:
Charges to continuing operations	1	—	—	1
Cash payments – continuing operations	(3)	—	—	(3)
Total restructuring reserves at December 31, 2013	10	—	—	10
Less: non-current restructuring reserves	(3)	—	—	(3)
Restructuring reserves – current, at December 31, 2013	$7	$—	$—	$7
South America Labor Reduction: During the fourth quarter of fiscal year 2014, the company initiated a South America headcount reduction plan intended to reduce labor costs in response to softening economic conditions in the region. In response to decreasing production volumes in South America, the company plans to eliminate approximately 190 hourly and 20 salaried positions and incurred $7 million of restructuring costs in the fourth quarter of fiscal year 2014, primarily severance benefits, in the Commercial Truck & Industrial segment. This program was substantially complete as of December 31, 2014.
M2016 Action: The company continues to implement certain footprint actions as part of its M2016 strategy. In the first quarter of fiscal year 2015, the company recorded expected severance charges of $3 million associated with the elimination of 51 hourly and 19 salaried positions in the Commercial Truck & Industrial segment associated with the consolidation of certain gearing and machining operations in North America.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the first three months of fiscal year 2015, the company had approximately $12 million of net pre-tax income compared to a net pre-tax loss of $7 million in the first three months of fiscal year 2014 in tax jurisdictions in which tax expense (benefit) is not recorded. Income or losses arising from these jurisdictions resulted in an adjustment to the valuation allowance, rather than an adjustment to income tax expense. If, in the future, the company is generating taxable income on a sustained basis in jurisdictions where it has recorded valuation allowances, the company's conclusion regarding the need for valuation allowances in these jurisdictions could change. This would result in a reversal of some or all of the valuation allowances.
8. Accounts Receivable Factoring and Securitization
     Off-balance sheet arrangements
Swedish Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo through one of its European subsidiaries. Under this arrangement, which terminates on June 28, 2015, the company can sell up to, at any point in time, €150 million ($183 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €126 million ($154 million) and €99 million ($127 million) of this accounts receivable factoring facility as of December 31, 2014 and September 30, 2014, respectively.
U.S. Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its subsidiaries. Under this arrangement, which terminates on October 29, 2015, the company can sell up to, at any point in time, €65 million ($79 million) of eligible trade receivables. In December 2014, the company amended this agreement to allow for the sale of trade receivables to exceed Nordea Bank’s commitment at Nordea Bank’s discretion. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €72 million ($88 million) and €64 million ($81 million) of this accounts receivable factoring facility as of December 31, 2014 and September 30, 2014, respectively. As of the end of the first quarter of fiscal year 2015, the company had utilized more than the committed eligible trade receivable amount of $79 million.
     The above facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through September 2015. The commitments are subject to standard terms and conditions for these types of arrangements.
     United Kingdom Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. Under this arrangement, which expires in February 2018, the company can sell up to, at any point in time, €25 million ($30 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €7 million ($8 million) and €6 million ($7 million) of this accounts receivable factoring facility as of December 31, 2014 and September 30, 2014, respectively. The agreement is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
     Italy Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement, which expires in June 2017, the company can sell up to, at any point in time, €30 million ($37 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €13 million ($16 million) and €8 million ($10 million) of this accounts receivable factoring facility as of December 31, 2014 and September 30, 2014, respectively. The agreement is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
     In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the condensed consolidated balance sheet. The amount of factored receivables excluded from accounts receivable was $17 million and $19 million at December 31, 2014 and September 30, 2014, respectively.
     Total costs associated with the off-balance sheet arrangements described above were $2 million and $3 million in the three months ended December 31, 2014 and 2013, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statement of operations.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     On-balance sheet arrangements
The company has a $100 million U.S. accounts receivables securitization facility. On October 15, 2014, the company entered into an amendment which extends the facility expiration date to October 15, 2017 and sets the maximum permitted priority-debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility at 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company’s U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the condensed consolidated balance sheet. At December 31, 2014 and September 30, 2014, no amounts, including letters of credit, were outstanding under this program. This program contains a cross-default to the revolving credit facility. At December 31, 2014, the company was in compliance with all covenants under its credit agreement (see Note 16).
9. Operating Cash Flow
The reconciliation of net income to cash flows used for operating activities is as follows (in millions):

	Three Months Ended December 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$30	$13
Less: Loss from discontinued operations, net of tax	(3)	(1)
Income from continuing operations	33	14
Adjustments to income from continuing operations to arrive at cash used for operating activities:
Depreciation and amortization	15	16
Restructuring costs	3	1
Equity in earnings of affiliates	(9)	(8)
Pension and retiree medical expense	7	10
Other adjustments to income from continuing operations	2	4
Dividends received from affiliates	5	5
Pension and retiree medical contributions	(14)	(9)
Restructuring payments	(1)	(3)
Changes in off-balance sheet accounts receivable factoring	53	81
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations	(100)	(109)
Operating cash flows provided by (used for) continuing operations	(6)	2
Operating cash flows used for discontinued operations	(3)	(6)
CASH USED FOR OPERATING ACTIVITIES	$(9)	$(4)

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	December 31, 2014	September 30, 2014
Finished goods	$153	$146
Work in process	33	36
Raw materials, parts and supplies	193	197
Total	$379	$379
11. Other Current Assets
     Other current assets are summarized as follows (in millions):

	December 31, 2014	September 30, 2014
Current deferred income tax assets	$19	$21
Asbestos-related recoveries (see Note 19)	15	15
Deposits and collateral	2	4
Prepaid and other	22	16
Other current assets	$58	$56
12. Net Property
     Net property is summarized as follows (in millions):

	December 31, 2014	September 30, 2014
Property at cost:
Land and land improvements	$33	$34
Buildings	229	236
Machinery and equipment	885	906
Company-owned tooling	148	155
Construction in progress	55	66
Total	1,350	1,397
Less accumulated depreciation	(943)	(973)
Net property	$407	$424

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Other Assets
     Other assets are summarized as follows (in millions):

	December 31, 2014	September 30, 2014
Investments in non-consolidated joint ventures	$106	$106
Asbestos-related recoveries (see Note 19)	42	45
Unamortized debt issuance costs	29	30
Capitalized software costs, net	24	25
Non-current deferred income tax assets, net	17	15
Assets for uncertain tax positions	5	5
Prepaid pension costs	107	104
Other	24	25
Other assets	$354	$355
In accordance with FASB ASC Topic 350-40, costs relating to internally developed or purchased software in the preliminary project stage and the post-implementation stage are expensed as incurred. Costs in the application development stage that meet the criteria for capitalization are capitalized and amortized using the straight-line basis over the estimated economic useful life of the software.
The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At December 31, 2014 and September 30, 2014, the company’s investment in the joint venture was $43 million. This amount is included in investments in non-consolidated joint ventures in the table above.
14. Other Current Liabilities
     Other current liabilities are summarized as follows (in millions):

	December 31, 2014	September 30, 2014
Compensation and benefits	$111	$146
Income taxes	10	8
Taxes other than income taxes	44	50
Accrued interest	12	15
Product warranties	23	27
Restructuring (see Note 6)	10	9
Asbestos-related liabilities (see Note 19)	16	17
Indemnity obligations (see Note 19)	8	11
Other	58	68
Other current liabilities	$292	$351
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in product warranties is as follows (in millions):

	Three Months Ended December 31,
	2014	2013
Total product warranties – beginning of period	$51	$57
Accruals for product warranties	2	4
Payments	(5)	(4)
Change in estimates and other	1	1
Total product warranties – end of period	49	58
Less: Non-current product warranties	(26)	(34)
Product warranties – current	$23	$24
15. Other Liabilities
Other liabilities are summarized as follows (in millions):

	December 31, 2014	September 30, 2014
Asbestos-related liabilities (see Note 19)	$105	$105
Restructuring (see Note 6)	2	2
Non-current deferred income tax liabilities	103	103
Liabilities for uncertain tax positions	12	14
Product warranties (see Note 14)	26	24
Environmental (see Note 19)	8	7
Indemnity obligations (see Note 19)	16	17
Other	35	37
Other liabilities	$307	$309
16. Long-Term Debt
     Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	December 31, 2014	September 30, 2014
4.625 percent convertible notes due 2026 (1)	55	55
4.0 percent convertible notes due 2027 (1)	162	162
7.875 percent convertible notes due 2026 (net of issuance discount of $20 and $21, respectively) (1)	230	229
6.75 percent notes due 2021 (2)	275	275
6.25 percent notes due 2024 (2)	225	225
Capital lease obligation	24	26
Export financing arrangements	26	31
Unamortized discount on convertible notes	(30)	(31)
Subtotal	967	972
Less: current maturities	(5)	(7)
Long-term debt	$962	$965
(1) The 4.625 percent, 4.0 percent and 7.875 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016, 2019 and 2020, respectively.
(2) The 6.75 percent and 6.25 percent notes contain a call option, which allows for early redemption.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement.
The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At December 31, 2014, the revolving credit facility was collateralized by approximately $606 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company’s current corporate credit rating for senior secured facilities. At December 31, 2014, the margin over LIBOR rate was 350 basis points and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 250 basis points.
Certain of the company’s subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly held notes outstanding under the company’s indentures (see Note 22).
No borrowings were outstanding under the revolving credit facility at December 31, 2014 and September 30, 2014. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At December 31, 2014 and September 30, 2014, there were no letters of credit outstanding under the revolving credit facility.
Debt Securities
In December 2014, the company filed a shelf registration statement with the Securities and Exchange Commission, registering an unlimited amount of debt and/or equity securities that the company may offer in one or more offerings on terms to be determined at the time of sale. The December 2014 shelf registration statement superseded and replaced the shelf registration statement filed in February 2012, as amended.
Capital Leases
On March 20, 2012, the company entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, the company can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, the company can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. As of December 31, 2014 and September 30, 2014, the company had $13 million outstanding under this capital lease arrangement. In addition, the company had another $11 million and $13 million outstanding through other capital lease arrangements at December 31, 2014 and September 30, 2014, respectively.
Letter of Credit Facilities
On February 21, 2014, the company entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million through December 19, 2015. From December 20, 2015 through March 19, 2019, the aggregate availability is $25 million. This facility contains covenants and events of default generally similar to those existing in the company’s public debt indentures. There were $25 million of letters of credit outstanding under this facility at December 31, 2014 and September 30, 2014. In addition, the company had another $8 million and $9 million of letters of credit outstanding through other letter of credit facilities at December 31, 2014 and September 30, 2014, respectively.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Export financing arrangements
The company entered into a number of export financing arrangements through its Brazilian subsidiary during fiscal year 2014.  The export financing arrangements are issued under an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs.  The arrangements bear interest at 5.5 percent and have maturity dates in 2016 and 2017. There were $26 million and $29 million outstanding under these arrangements at December 31, 2014 and September 30, 2014, respectively. In addition, the company had another $2 million outstanding through a similar arrangement through its India subsidiary at September 30, 2014, which had no outstanding balance at December 31, 2014.
Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million per bank. As of December 31, 2014 and September 30, 2014, the company had $22 million and $32 million, respectively, outstanding under this program at more than one bank.
17. Financial Instruments
Fair values of financial instruments are summarized as follows (in millions):

	December 31, 2014		September 30, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$214	$214	$247	$247
Short-term debt	5	5	7	7
Long-term debt	962	1,197	965	1,143
Foreign exchange forward contracts (asset)	2	2	2	2
Short-term foreign currency option contracts (asset)	4	4	2	2
Long-term foreign currency option contracts (asset)	1	1	1	1

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	December 31, 2014			September 30, 2014
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Asset
Foreign exchange forward contract	3	(1)	2	2	—	2
Derivative Liabilities
Foreign exchange forward contract	2	(2)	—	—	—	—
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Fair value of financial instruments by the valuation hierarchy at December 31, 2014 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$214	$—	$—
Short-term debt	—	—	5
Long-term debt	—	1,152	45
Foreign exchange forward contracts (asset)	—	2	—
Short-term foreign currency option contracts	—	—	4
Long-term foreign currency option contracts	—	—	1
Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents at December 31, 2014 or September 30, 2014.
     Short- and Long-term debt — Fair values are based on transaction prices at public exchange for publicly traded debt. For debt instruments that are not publicly traded, fair values are based on interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms and remaining maturities.
Foreign exchange forward contracts - The company uses foreign exchange forward purchase and sale contracts with terms of one year or less to hedge its exposure to changes in foreign currency exchange rates. The fair value of foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss (AOCL) in the statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings.
Foreign currency option contracts - The company uses option contracts to mitigate foreign currency exposure on expected future Indian Rupee denominated purchases. The contracts were entered into during April 2014 with effective dates from the start of fiscal year 2015 through the end of fiscal year 2016. The fair value of foreign currency option contracts is based on a third-party proprietary model, which incorporates inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates, and time utilizing market instruments with similar quality and maturity characteristics. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations. Net unrealized losses totaled $1 million as of December 31, 2014.
The company generally does not hedge against its foreign currency exposure related to translations to U.S. dollars of financial results denominated in foreign currencies. In November 2014, the company entered into a series of foreign currency option contracts with a total notional amount of $48 million to reduce volatility in the translation of Brazilian Real earnings to U.S. dollars. These foreign currency option contracts do not qualify for a hedge accounting election but are expected to mitigate foreign currency translation exposure of Brazilian Real earnings to U.S. dollars. The fair value of the foreign currency option contracts is based on a third-party proprietary model, which incorporates inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates, and time utilizing market instruments with similar quality and maturity characteristics. Changes in fair value associated with these contracts are recorded in other income (expense), net, in the consolidated statement of operations. Net unrealized gains totaled $1 million as of December 31, 2014. The contracts effective dates begin at the start of the second quarter of fiscal year 2015 and mature at the end of fiscal year 2015.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18. Retirement Benefit Liabilities
     Retirement benefit liabilities consisted of the following (in millions):

	December 31, 2014	September 30, 2014
Retiree medical liability	$473	$479
Pension liability	312	323
Other	17	16
Subtotal	802	818
Less: current portion (included in compensation and benefits, Note 14)	(43)	(43)
Retirement benefits	$759	$775
The components of net periodic pension and retiree medical expense included in continuing operations for the three months ended December 31 are as follows (in millions):

	2014		2013
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	18	5	20	6
Assumed return on plan assets	(28)	—	(26)	—
Amortization of prior service costs	—	—	—	(2)
Recognized actuarial loss	7	5	6	6
Total expense (income)	$(3)	$10	$—	$10

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
     The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at December 31, 2014 to be approximately $17 million, of which $2 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.
     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at December 31, 2014 to be approximately $33 million, of which $16 million is probable and recorded as a liability.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 0.50 to 2.50 percent and is approximately $9 million at December 31, 2014. The undiscounted estimate of these costs is approximately $9 million.
     The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning balance at September 30, 2014	$2	$17	$19
Payments and other	—	(1)	(1)
Accruals	—	—	—
Balance at December 31, 2014	$2	$16	$18
Environmental reserves are included in Other Current Liabilities (see Note 14) and Other Liabilities (see Note 15) in the condensed consolidated balance sheet.
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
Asbestos
     Maremont Corporation (“Maremont”), a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 5,600 and 5,700 pending asbestos-related claims at December 31, 2014 and September 30, 2014, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, the total number of claims filed is not necessarily the most meaningful factor in determining Maremont's asbestos-related liability.
     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	December 31, 2014	September 30, 2014
Pending and future claims	$73	$73
Billed but unpaid claims	2	3
Asbestos-related liabilities	$75	$76
Asbestos-related insurance recoveries	$46	$49
A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities, with the majority of the amounts recorded in Other Assets and Liabilities (see Notes 11, 13, 14 and 15).

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Maremont's obligation for asbestos personal injury claims over the next ten years of $73 million to $105 million. Management recognized a liability of $73 million as of December 31, 2014 and September 30, 2014 for pending and future claims over the next ten years. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Historically, Maremont has recognized incremental insurance receivables associated with recoveries expected for asbestos-related liabilities as the estimate of asbestos-related liabilities for pending and future claim changes. However, Maremont currently expects to exhaust the limits of its settled insurance coverage prior to the end of the ten-year forecasted liability period. Maremont believes it has additional insurance coverage; however, certain carriers have disputed coverage under policies they issued (see "Recoveries" below).
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
Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The insurance receivable related to asbestos-related liabilities is $46 million and $49 million as of December 31, 2014 and September 30, 2014, respectively. The receivable is for coverage provided by one insurance carrier based on a coverage in place agreement. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next ten years. Maremont maintained insurance coverage with other insurance carriers that management believes covers indemnity and defense costs. Maremont has incurred liabilities allocable to these policies but has not yet billed these insurance carriers, and no receivable has been recorded for these policies. During fiscal year 2013, Maremont reinitiated a lawsuit against these carriers, seeking a declaration of its rights to insurance for asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. The difference between the estimated liability and insurance receivable is primarily related to exhaustion of settled insurance coverage within the forecasted period and proceeds from settled insurance policies. Certain insurance policies have been settled in cash prior to the ultimate settlement of the related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Rockwell International ("Rockwell") — ArvinMeritor, Inc. (AM), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. Rockwell had approximately 2,900 and 2,800 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at December 31, 2014 and September 30, 2014, respectively.
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
     The Rockwell legacy asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	December 31, 2014	September 30, 2014
Pending and future claims	$48	$48
Billed but unpaid claims	2	2
Asbestos-related liabilities	$50	$50
Asbestos-related insurance recoveries	$11	$11
Pending and Future Claims: The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Bates White prepares these cost estimates annually in September. As of September 30, 2014, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Rockwell’s obligation for asbestos personal injury claims over the next ten years of $48 million to $62 million. Management recognized a liability for the pending and future claims over the next ten years of $48 million as of December 31, 2014 and September 30, 2014. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recoveries: The insurance receivable related to asbestos-related liabilities is $11 million as of each of December 31, 2014 and September 30, 2014. Included in these amounts are insurance receivables of $8 million as of each of December 31, 2014 and September 30, 2014 that are associated with policies in dispute. Rockwell has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against certain of these carriers to enforce the insurance policies, which are in various stages of the litigation process. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. The amounts recognized for policies in dispute are based on consultation with advisors, status of settlement negotiations with certain insurers and underlying analysis performed by management. The remaining receivable recognized is related to coverage provided by one carrier based on a coverage-in-place insurance arrangement. If the assumptions with respect to the estimation period, the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.
Indemnifications
The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration.
In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At December 31, 2014 and September 30, 2014, the remaining estimated liability for this matter was approximately $14 million.
     On January 3, 2011, the company completed the sale of its Body Systems business. The sale agreement contains certain customary representations, warranties and covenants of the seller and the purchaser. The agreement also includes provisions governing post-closing indemnities between the seller and the purchaser for losses arising from specified events. At December 31, 2014 and September 30, 2014, the company has recognized estimates for such indemnities, primarily related to income tax matters, of $1 million and $2 million, respectively. This amount is included in other liabilities in the accompanying condensed consolidated balance sheet.
In connection with the sale of its interest in MSSC in October 2009, the company provided certain indemnifications to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company's estimated exposure under these indemnities at December 31, 2014 and September 30, 2014 is approximately $2 million and $5 million, respectively, and is included in other current liabilities and other liabilities in the condensed consolidated balance sheet.
The company is not aware of any other claims or other information that would give rise to material payments under such indemnifications.
Other
As a result of performing ongoing product conformance testing in the ordinary course of business, the company identified a non-safety related, potential product performance issue arising from a defective supplier component. During fiscal year 2013, the company notified all major customers and initiated a sampling campaign. Management estimated the total costs the company could incur for a full campaign to be in the range of $12 million to $20 million, of which $12 million was recorded as a specific warranty contingency reserve. In the fourth quarter of fiscal 2013, the company received $5 million of non-cash cost recovery from the component supplier. During the second half of fiscal year 2014, the company worked with customers to determine the appropriate next steps. As of September 30, 2014, no field failures were identified during the sampling campaign, and only minor defects were found in a small number of components tested. As a result, in the fourth quarter of fiscal year 2014, the company determined a full campaign to be unnecessary and moved to a fix-as-find approach with an extended warranty, thereby reducing the accrual significantly. As of December 31, 2014 and September 30, 2014, the estimated cost the company could incur for this non-safety related, potential product performance issue was $3 million.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The company is evaluating certain sale transactions to determine if value added tax was required to be remitted to certain tax jurisdictions for the tax years 2007 through 2012. The company's estimated reasonably possible exposure for this matter is $6 million to $9 million. At December 31, 2014 and September 30, 2014, the company recorded $6 million as its estimate of the probable liability.
In the fourth quarter of fiscal year 2013, the company identified additional sales transactions for which value added tax was required to be remitted. At December 31, 2014 and September 30, 2014, the company recorded a $5 million liability primarily associated with tax years 2009 through 2013.
In addition, various lawsuits, claims and proceedings, other than those specifically disclosed in the condensed consolidated financial statements, have been or may be instituted or asserted against the company, relating to the conduct of the company’s business, including those pertaining to product liability, warranty or recall claims, intellectual property, safety and health, contract and employment matters. Although the outcome of other litigation cannot be predicted with certainty, and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters that are pending will not have a material effect on the company’s business, financial condition, results of operations or cash flows.
20. Accumulated Other Comprehensive Loss (AOCL)
     The components of AOCL and the changes in AOCL by components, net of tax, for three months ended December 31, 2014 and 2013 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at September 30, 2014	$41	$(789)	$(1)	$(749)
Other comprehensive loss before reclassification	(34)	—	(1)	(35)
Amounts reclassified from accumulated other comprehensive loss - net of tax	1	12	—	13
Net current-period other comprehensive income	$(33)	$12	$(1)	$(22)
Balance at December 31, 2014	$8	$(777)	$(2)	$(771)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Actuarial losses	$12	(a)
	12	Total before tax
	—	Tax (benefit) expense
	12	Net of tax

Foreign Currency Translation Related Adjustment
Other reclassification adjustment	$1	(b)
	1	Total before tax
	—	Tax (benefit) expense
	1	Net of tax

Total reclassifications for the period	$13	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 18 for additional details).

(b) These accumulated other comprehensive income components are included in the computation of loss from discontinued operations (see Note 4).

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at September 30, 2013	$61	$(792)	$(3)	$(734)
Other comprehensive loss before reclassification	(10)	—	—	(10)
Amounts reclassified from accumulated other comprehensive loss - net of tax	—	10	—	10
Net current-period other comprehensive income (loss)	$(10)	$10	$—	$—
Balance at December 31, 2013	$51	$(782)	$(3)	$(734)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(2)	(b)
Actuarial losses	12	(b)
	10	Total before tax
	—	Tax (benefit) expense
	10	Net of tax

Total reclassifications for the period	$10	Net of tax

(b) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 18 for additional details).

21. Business Segment Information
The company defines its operating segments as components of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company’s Chief Operating Decision Maker (CODM) is the Chief Executive Officer.
      The company has two reportable segments at December 31, 2014, as follows:

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
     The accounting policies of the segments are the same as those applied in the Consolidated Financial Statements, except for the use of Segment EBITDA. The company may allocate certain common costs, primarily corporate functions, between the segments differently than the company would for stand alone financial information prepared in accordance with GAAP. These allocated costs include expenses for shared services such as information technology, finance, communications, legal and human resources. The company does not allocate interest expense and certain legacy and other corporate costs not directly associated with the Segments’ EBITDA. Amounts related to prior quarters have been recast to reflect Mascot in discontinued operations (see Note 4).

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Segment information is summarized as follows (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Eliminations	Total
Three Months Ended December 31, 2014
External Sales	$678	$201	$—	$879
Intersegment Sales	25	7	(32)	—
Total Sales	$703	208	$(32)	$879
Three Months Ended December 31, 2013
External Sales	$703	$197	$—	$900
Intersegment Sales	24	5	(29)	—
Total Sales	$727	202	$(29)	$900

	Three Months Ended December 31,
	2014	2013 (2)
Segment EBITDA:
Commercial Truck & Industrial	$56	$53
Aftermarket & Trailer	25	21
Segment EBITDA	81	74
Unallocated legacy and corporate costs, net (1)	(2)	(2)
Interest expense, net	(19)	(27)
Provision for income taxes	(7)	(11)
Depreciation and amortization	(15)	(16)
Noncontrolling interests	(1)	(2)
Loss on sale of receivables	(2)	(3)
Restructuring costs	(3)	(1)
Income from continuing operations attributable to Meritor, Inc.	$32	$12

(1)
Unallocated legacy and corporate costs, net represents items that are not directly related to the company's business segments. These costs primarily include asbestos-related charges, pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability.

(2) Amounts for prior periods have been recast for discontinued operations.

Segment Assets:	December 31, 2014	September 30, 2014
Commercial Truck & Industrial	$1,688	$1,755
Aftermarket & Trailer	448	458
Total segment assets	2,136	2,213
Corporate(1)	493	533
Less: Accounts receivable sold under off-balance sheet factoring programs(2)	(283)	(244)
Total assets	$2,346	$2,502

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(2)
At December 31, 2014 and September 30, 2014, segment assets include $283 million and $244 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 8). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
In lieu of providing separate audited financial statements for the Parent and Guarantors, the company has included the accompanying condensed consolidating financial statements as permitted by S-X Rules 3-10 and 5-04. These condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Parent's share of the subsidiary's cumulative results of operations, capital contributions and distribution and other equity changes. The Guarantors are combined in the condensed consolidated financial statements. Certain subsidiaries in China and India are restricted by law from transfer of cash by dividends, loans or advances to Parent, which exceeded 25 percent of consolidated net assets of Parent as of September 30, 2014. As of December 31, 2014, the company’s proportionate share of net assets restricted from transfer by law was $34 million.

Index
MERITOR, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$403	$476	$—	$879
Subsidiaries	—	30	16	(46)	—
Total sales	—	433	492	(46)	879
Cost of sales	(14)	(371)	(425)	46	(764)
GROSS MARGIN	(14)	62	67	—	115
Selling, general and administrative	(18)	(28)	(19)	—	(65)
Restructuring costs	—	(3)	—	—	(3)
Other operating income	—	—	1	—	1
OPERATING INCOME (LOSS)	(32)	31	49	—	48
Other income, net	—	—	2	—	2
Equity in earnings of affiliates	—	7	2	—	9
Interest income (expense), net	(29)	7	3	—	(19)
INCOME (LOSS) BEFORE INCOME TAXES	(61)	45	56	—	40
Provision for income taxes	—	—	(7)	—	(7)
Equity income from continuing operations of subsidiaries	93	45	—	(138)	—
INCOME FROM CONTINUING OPERATIONS	32	90	49	(138)	33
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(3)	(3)	(3)	6	(3)
NET INCOME	29	87	46	(132)	30
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$29	$87	$45	$(132)	$29

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended December 31, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$29	$87	$46	$(132)	$30
Other comprehensive loss	(22)	(27)	(9)	35	(23)
Total comprehensive income	7	60	37	(97)	7
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income attributable to Meritor, Inc.	$7	$60	$37	$(97)	$7

Index
MERITOR, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$309	$591	$—	$900
Internal	—	33	14	(47)	—
Total sales	—	342	605	(47)	900
Cost of sales	(13)	(297)	(532)	47	(795)
GROSS MARGIN	(13)	45	73	—	105
Selling, general and administrative	(17)	(23)	(19)	—	(59)
Restructuring costs	—	—	(1)	—	(1)
Other operating expense	—	(1)	—	—	(1)
OPERATING INCOME (LOSS)	(30)	21	53	—	44
Equity in earnings of affiliates	—	6	2	—	8
Interest income (expense), net	(34)	9	(2)	—	(27)
INCOME (LOSS) BEFORE INCOME TAXES	(64)	36	53	—	25
Provision for income taxes	—	(2)	(9)	—	(11)
Equity income from continuing operations of subsidiaries	76	38	—	(114)	—
INCOME FROM CONTINUING OPERATIONS	12	72	44	(114)	14
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	(1)	(1)	2	(1)
NET INCOME	11	71	43	(112)	13
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$11	$71	$41	$(112)	$11

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	December 31, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$67	$2	$145	$—	$214
Receivables trade and other, net	1	39	471	—	511
Inventories	—	165	214	—	379
Other current assets	11	19	28	—	58
TOTAL CURRENT ASSETS	79	225	858	—	1,162
NET PROPERTY	13	156	238	—	407
GOODWILL	—	277	146	—	423
OTHER ASSETS	75	127	152	—	354
INVESTMENTS IN SUBSIDIARIES	2,236	304	—	(2,540)	—
TOTAL ASSETS	$2,403	$1,089	$1,394	$(2,540)	$2,346
CURRENT LIABILITIES:
Short-term debt	$1	$3	$1	$—	$5
Accounts and notes payable	51	208	338	—	597
Other current liabilities	86	69	137	—	292
TOTAL CURRENT LIABILITIES	138	280	476	—	894
LONG-TERM DEBT	918	9	35	—	962
RETIREMENT BENEFITS	646	—	113	—	759
INTERCOMPANY PAYABLE (RECEIVABLE)	1,256	(1,705)	449	—	—
OTHER LIABILITIES	48	210	49	—	307
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(603)	2,295	245	(2,540)	(603)
NONCONTROLLING INTERESTS	—	—	27	—	27
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,403	$1,089	$1,394	$(2,540)	$2,346

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	September 30, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$71	$5	$171	$—	$247
Receivables trade and other, net	1	45	564	—	610
Inventories	—	151	228	—	379
Other current assets	9	18	29	—	56
TOTAL CURRENT ASSETS	81	219	992	—	1,292
NET PROPERTY	13	158	253	—	424
GOODWILL	—	277	154	—	431
OTHER ASSETS	75	128	152	—	355
INVESTMENTS IN SUBSIDIARIES	2,185	267	—	(2,452)	—
TOTAL ASSETS	$2,354	$1,049	$1,551	$(2,452)	$2,502
CURRENT LIABILITIES:
Short-term debt	$1	$3	$3	$—	$7
Accounts and notes payable	46	230	404	—	680
Other current liabilities	97	87	167	—	351
TOTAL CURRENT LIABILITIES	144	320	574	—	1,038
LONG-TERM DEBT	916	10	39	—	965
RETIREMENT BENEFITS	656	—	119	—	775
INTERCOMPANY PAYABLE (RECEIVABLE)	1,198	(1,736)	538	—	—
OTHER LIABILITIES	52	208	49	—	309
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(612)	2,247	205	(2,452)	(612)
NONCONTROLLING INTERESTS	—	—	27	—	27
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,354	$1,049	$1,551	$(2,452)	$2,502

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(14)	$3	$2	$—	$(9)
INVESTING ACTIVITIES
Capital expenditures	(1)	(5)	(6)	—	(12)
CASH USED FOR INVESTING ACTIVITIES	(1)	(5)	(6)	—	(12)
FINANCING ACTIVITIES
Intercompany advances	11	—	(11)	—	—
Other financing activities	—	(1)	(3)	—	(4)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	11	(1)	(14)	—	(4)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(8)	—	(8)
CHANGE IN CASH AND CASH EQUIVALENTS	(4)	(3)	(26)	—	(33)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	71	5	171	—	247
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67	$2	$145	$—	$214

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

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As of December 31, 2014 and September 30, 2014, Parent only obligations included $672 million and $684 million of pension and retiree medical benefits, respectively, (see Note 18). All debt is debt of the Parent other than $48 million and $55 million at December 31, 2014 and September 30, 2014, respectively (see Note 16), and is primarily related to capital lease obligations and lines of credit. Cash dividends paid to the Parent by subsidiaries and investments accounted for by the equity method were $7 million and $5 million for the three months ended December 31, 2014 and 2013, respectively.

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
1st Quarter Fiscal Year 2015 results
Our sales for the first quarter of fiscal year 2015 were $879 million, a decrease compared to $900 million in the same period in the prior fiscal year. Our sales decrease was primarily driven by lower commercial truck production in Europe and South America as well as lower revenue from our defense business. Sales were also negatively impacted by the translation effect of the weaker Euro and Brazilian Real. The decrease in sales was partially offset by higher sales in North America, as the Class 8 truck market continued to strengthen.
Net income from continuing operations attributable to the company in the first quarter of fiscal year 2015 was $32 million, or $0.32 per diluted share, compared to $12 million, or $0.12 per diluted share, in the same period in the prior fiscal year. Net income attributable to the company for the first quarter of fiscal year 2015 was $29 million compared to $11 million in the same period in the prior fiscal year.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the first quarter of fiscal year 2015 was $79 million compared to $72 million in the same period in the prior fiscal year. Our Adjusted EBITDA margin in the first quarter of fiscal year 2015 was 9.0 percent compared to 8.0 percent in the same period a year ago. Total Adjusted EBITDA and Adjusted EBITDA margin increased compared to the prior year primarily due to pricing and material, labor and burden performance.
Cash flows used by operating activities was $9 million in the first quarter of fiscal year 2015 compared to cash flows used for operating activities of $4 million, partly due to higher variable incentive compensation payments than the same period in the prior fiscal year.
Discontinued Operations
In the fourth quarter of fiscal year 2014, we exited our former Mascot business, a remanufacturer and distributor of all makes differentials, transmissions and steering gears. The results of operations and cash flows of our former Mascot business are presented in discontinued operations in the condensed consolidated statement of operations, and condensed consolidated statement of cash flows, and prior period information has been recast to reflect this presentation.
    Trends and Uncertainties
     Production Volumes
     The following table reflects estimated commercial truck production volumes for selected original equipment (OE) markets for the three months ended December 31, 2014 and 2013 based on available sources and management’s estimates.

	Three Months Ended December 31,		Percent
	2014	2013	Change
Estimated Commercial Truck production (in thousands)
North America, Heavy-Duty Trucks	77	60	28%
North America, Medium-Duty Trucks	58	51	14%
Western Europe, Heavy- and Medium-Duty Trucks	100	129	(22)%
South America, Heavy- and Medium-Duty Trucks	29	43	(33)%

During fiscal year 2015, we expect a modest increase in production volumes in North America compared to the levels experienced in fiscal year 2014. We expect production volumes in Western Europe to weaken compared to the levels experienced in fiscal year 2014. We anticipate a significant decrease in production volumes in South America resulting from the difficult economic climate. Production volumes in China are expected to decrease slightly during fiscal year 2015 compared to levels experienced in fiscal year 2014. We expect the market in India to be up in fiscal year 2015 due to an improving economic climate.

MERITOR, INC.

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
Industry-Wide Issues
Our business continues to address a number of other challenging industry-wide issues including the following:

•	Uncertainty around the global market outlook;

•	Volatility in price and availability of steel, components and other commodities;

•	Disruptions in the financial markets and their impact on the availability and cost of credit;

•	Volatile energy and increasing transportation costs;

•	Impact of currency exchange rate volatility;

•	Consolidation and globalization of OEMs and their suppliers; and

•	Significant pension and retiree medical health care costs.
Other
Other significant factors that could affect our results and liquidity in fiscal year 2015 and beyond include:

•	Significant contract awards or losses of existing business or failure to negotiate acceptable terms in contract renewals;

•	Failure to obtain new business;

•	Failure to secure new military contracts as our primary military program winds down;

•	Ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, in the event one or more countries exit the European monetary union;

•	Ability to work with our customers to manage rapidly changing production volumes;

•	Ability to recover and timing of recovery of steel price and other cost increases from our customers;

•	Any unplanned extended shutdowns or production interruptions by us, our customers or our suppliers;

•	A significant deterioration or slowdown in economic activity in the key markets in which we operate;

•	Any costs associated with the divesture or wind down of any portion of our businesses;

•	Higher-than-planned price reductions to our customers;

•	Potential price increases from our suppliers;

•	Additional restructuring actions and the timing and recognition of restructuring charges, including any actions associated with the prolonged softness in markets in which we operate;

•	Higher-than-planned warranty expenses, including the outcome of known or potential recall campaigns;

•	Our ability to implement planned productivity, cost reduction, and other margin improvement initiatives;

•	Uncertainties of asbestos claim litigation and the outcome of litigation with insurance companies regarding the scope of coverage and the long-term solvency of our insurance carriers; and

•	Restrictive government actions by foreign countries (such as restrictions on transfer of funds and trade protection measures, including export duties and quotas and customs duties and tariffs).

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
     Adjusted income (loss) from continuing operations and Adjusted diluted earnings (loss) per share from continuing operations are defined as reported income or loss from continuing operations and reported diluted earnings (loss) per share from continuing operations before restructuring expenses, asset impairment charges and other special items as determined by management. Adjusted EBITDA is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization, non-controlling interests in consolidated joint ventures, loss on sale of receivables, restructuring expenses, asset impairment charges and other special items as determined by management. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by consolidated sales from continuing operations. Free cash flow is defined as cash flows provided by (used for) operating activities less capital expenditures.
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
     Adjusted income (loss) from continuing operations, Adjusted diluted earnings (loss) per share from continuing operations and Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. Free cash flow should not be considered a substitute for cash provided by (used for) operating activities, or other cash flow statement data prepared in accordance with GAAP, or as a measure of financial position or liquidity. In addition, these non-GAAP cash flow measures do not reflect cash used to repay debt or cash received from the divestitures of businesses or sales of other assets and thus do not reflect funds available for investment or other discretionary uses. These non-GAAP financial measures, as determined and presented by the company, may not be comparable to related or similarly titled measures reported by other companies. Set forth below are reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP.
Adjusted income from continuing operations attributable to the company and adjusted diluted earnings per share from continuing operations are reconciled to income from continuing operations attributable to the company and diluted earnings per share from continuing operations below (in millions, except per share amounts).

	Three Months Ended December 31,
	2014	2013 (1)
Adjusted income from continuing operations attributable to the company, net of tax	$35	$13
Restructuring costs, net of tax	(3)	(1)
Income from continuing operations attributable to the company	$32	$12

Adjusted diluted earnings per share from continuing operations	$0.35	$0.13
Impact of adjustments on diluted earnings per share	(0.03)	(0.01)
Diluted earnings per share from continuing operations	$0.32	$0.12

(1) Amounts for prior periods have been recast for discontinued operations.

MERITOR, INC.

Free cash flow is reconciled to cash flows used for operating activities below (in millions).

	Three Months Ended December 31,
	2014	2013 (1)
Cash used for operating activities	$(9)	$(4)
Capital expenditures	(12)	(12)
Free cash flow	$(21)	$(16)

(1) Amounts for prior periods have been recast for discontinued operations.
Adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. in “Results of Operations” below.

MERITOR, INC.

  Results of Operations
The following is a summary of our financial results is (in millions, except per share amounts):

	Three Months Ended December 31,
	2014	2013 (2)
SALES:
Commercial Truck & Industrial	$703	$727
Aftermarket & Trailer	208	202
Intersegment Sales	(32)	(29)
SALES	$879	$900
SEGMENT EBITDA:
Commercial Truck & Industrial	$56	$53
Aftermarket & Trailer	25	21
SEGMENT EBITDA	81	74
Unallocated legacy and corporate costs, net (1)	(2)	(2)
ADJUSTED EBITDA	79	72
Interest expense, net	(19)	(27)
Provision for income taxes	(7)	(11)
Depreciation and amortization	(15)	(16)
Noncontrolling interests	(1)	(2)
Loss on sale of receivables	(2)	(3)
Restructuring costs	(3)	(1)

INCOME FROM CONTINUING OPERATIONS, net of tax, attributable to Meritor, Inc.	$32	$12
LOSS FROM DISCONTINUED OPERATIONS, net of tax, attributable to Meritor, Inc.	(3)	(1)
NET INCOME attributable to Meritor, Inc.	$29	$11
DILUTED EARNINGS (LOSS) PER SHARE attributable to Meritor, Inc.
Continuing operations	$0.32	$0.12
Discontinued operations	(0.03)	(0.01)
Diluted earnings per share	$0.29	$0.11
DILUTED AVERAGE COMMON SHARES OUTSTANDING	101.2	98.7

(1)
Unallocated legacy and corporate costs, net represents items that are not directly related to our business segments. These costs primarily include asbestos-related charges, pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability charges.

(2) Amounts for prior periods have been recast for discontinued operations.

MERITOR, INC.

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013
   Sales
The following table reflects total company and business segment sales for the three months ended December 31, 2014 and 2013. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales (in millions).

	Three months Ended				Dollar Change Due To
	December 31,		Dollar	%		Volume /
	2014	2013	Change	Change	Currency	Other
Sales:
Commercial Truck & Industrial	$703	$727	$(24)	(3)%	$(29)	$5
Aftermarket & Trailer	208	202	6	3%	(7)	13
Intersegment Sales	(32)	(29)	(3)	(10)%	6	(9)
TOTAL SALES	$879	$900	$(21)	(2)%	$(30)	$9
     Commercial Truck & Industrial sales were $703 million in the first quarter of fiscal year 2015, down 3 percent compared to the first quarter of fiscal year 2014. The decrease in sales were impacted by the Euro VI pre-buy which favorably impacted sales a year ago, lower production in South America and lower revenue from our defense business. In addition, the strengthening of the US dollar against most currencies, primarily the Brazilian Real and Euro, unfavorably impacted sales by $29 million in the first quarter of fiscal year 2015 compared to the same period in fiscal year 2014. The decrease in revenue was partially offset by higher sales in North America, as the Class 8 truck market continued to strengthen.
     Aftermarket & Trailer sales were $208 million in the first quarter of fiscal year 2015, up 3 percent compared to the first quarter of fiscal year 2014. The increase was primarily due to higher revenue from our trailer business.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended December 31, 2014 was $764 million compared to $795 million in the prior year, representing a decrease of 4 percent. Total cost of sales was 86.9 percent and 88.3 percent of sales for the three month periods ended December 31, 2014 and 2013, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the first quarter of fiscal year 2015 compared to the same quarter in the prior year (in millions):

Cost of Sales
Three months ended December 31, 2013	$795
Volume, mix and other, net	(2)
Foreign exchange	(29)
Three months ended December 31, 2014	$764
     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Lower material costs	$(11)
Lower labor and overhead costs	(21)
Other, net	1
Total change in costs of sales	$(31)
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended December 31, 2014 decreased $11 million compared to the same period in the prior fiscal year primarily due to the movement in foreign currency rates, lower volume, and material cost savings.

MERITOR, INC.

Labor and overhead costs decreased $21 million compared to the same period in the prior fiscal year primarily due to movement in foreign currency rates, lower revenue, and savings associated with labor and burden cost reduction programs.
Other, net increased by $1 million compared to the same period in the prior fiscal year.
Gross margin for the three months ended December 31, 2014 was $115 million compared to $105 million in the same period last year. Gross margin, as a percentage of sales, was 13.1 percent and 11.7 percent for the three months ended December 31, 2014 and 2013, respectively. This improvement in gross margin percentage was primarily driven by pricing and material, labor and burden performance.
Other Income Statement Items
     Selling, general and administrative expenses for the three months ended December 31, 2014 and 2013 are summarized as follows (in millions):

	Three Months Ended		Three Months Ended
	December 31, 2014		December 31, 2013		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(2)	(0.2)%	$(3)	(0.3)%	$(1)	(0.1) pts
Short and long-term variable compensation	(8)	(0.9)%	(6)	(0.7)%	2	0.2 pts
Long-term liability reduction	—	—%	5	0.6%	5	0.6 pts
All other SG&A	(55)	(6.3)%	(55)	(6.1)%	—	0.2 pts
Total SG&A	$(65)	(7.4)%	$(59)	(6.5)%	$6	0.9 pts
      In the first quarter of fiscal year 2014, we executed a change to our long-term disability benefit plan reducing the duration for which we provide medical and dental benefits to individuals on long-term disability to be more consistent with market practices. This resulted in a $5 million reduction in the liability associated with these benefits.
All other SG&A represents normal selling, general and administrative expense and remained constant year over year.
Restructuring costs of $3 million compared to $1 million were recorded during the first three months of December 31, 2014 and 2013, respectively. These costs primarily relate to employee severance in our Commercial Truck & Industrial segment.
     Operating income for the first quarter of fiscal year 2015 was $48 million, compared to $44 million in the same period in the prior fiscal year. Key items affecting operating income are discussed above.
     Equity in earnings of other affiliates was $9 million in the first quarter of fiscal year 2015, compared to $8 million in the same period in the prior fiscal year. The increase was primarily due to higher earnings from our North American joint ventures.
     Interest expense, net for the first quarter of fiscal year 2015 was $19 million, compared to $27 million in the same period in the prior fiscal year. The decrease was primarily attributable to the capital market transactions we executed in fiscal year 2014 that reduced our gross debt balances and lowered our cost of debt. During the second quarter of fiscal year 2014, we exercised a call option to redeem $250 million principal amount of our 10.625 percent notes due 2018 at a premium of 5.313 percent of their principal amount and repaid the balance of our $41 million term loan, both of which were funded by cash and the issuance of $225 million of 6.25 percent notes due in 2024. During the fourth quarter of fiscal year 2014, we repurchased the remaining $84 million principal amount of our 8.125 percent notes due 2015 and repurchased $38 million principal amount of our 4.0 percent convertible notes due 2027, each at a premium of 7 percent of their principal amount. In addition interest expense was favorably impacted by $2 million due to interest earned on a refund of a judicial deposit in Brazil, which will not repeat going forward.
    Provision for income taxes was $7 million in the first quarter of fiscal year 2015 compared to $11 million in the same period in the prior fiscal year. The reduction in tax expense was primarily attributable to a tax law change and lower earnings in jurisdictions in which we recognize tax expense.
Income from continuing operations (before noncontrolling interests) for the first quarter of fiscal year 2015 was $33 million compared to $14 million in the same period in the prior fiscal year. The reasons for the improvement are discussed above.
     Loss from discontinued operations, net of tax was $3 million and $1 million for the three months ended December 31, 2014 and 2013, respectively, primarily related to the operations of our former Mascot business.

MERITOR, INC.

     Net income attributable to Meritor, Inc. was $29 million for the first quarter of fiscal year 2015 compared to $11 million in the same period in the prior fiscal year. The various factors affecting net income are discussed above.

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
As discussed previously, we disposed of our Mascot business during the fourth quarter of fiscal year 2014. The Mascot business has been classified as part of discontinued operations at September 30, 2014, and all prior period amounts have been recast to reflect this presentation.
     The following table reflects Segment EBITDA and Segment EBITDA margins for the three months ended December 31, 2014 and 2013 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	Three Months Ended December 31,			Three Months Ended December 31,
	2014	2013	Change	2014	2013	Change
Commercial Truck & Industrial	$56	$53	$3	8.0%	7.3%	0.7 pts
Aftermarket & Trailer	25	21	4	12.0%	10.4%	1.6 pts
Segment EBITDA	$81	$74	$7	9.2%	8.2%	1.0 pts
     Significant items impacting year-over-year Segment EBITDA include the following:

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA– Quarter ended December 31, 2013	$53	$21	$74
Higher earnings from unconsolidated affiliates	1	—	1
Impact of foreign currency exchange rates	(3)	(1)	(4)
Volume, mix, pricing and other	5	5	10
Segment EBITDA – Quarter ended December 31, 2014	$56	$25	$81

Commercial Truck & Industrial Segment EBITDA was $56 million in the first quarter of fiscal year 2015 and $53 million in the first quarter of fiscal year 2014. Segment EBITDA margin increased to 8.0 percent compared to 7.3 percent in the same period in the prior fiscal year. The increase in Segment EBITDA and EBITDA margin reflects the continued execution of our M2016 initiatives, including pricing and reduced product and operating costs, as well as the conversion on higher sales in North America, all of which more than offset the unfavorable impact associated with lower defense revenue, lower commercial vehicle demand in South America and movement in foreign currency rates.
     Aftermarket & Trailer Segment EBITDA was $25 million in the first quarter of fiscal year 2015 and $21 million in the first quarter of fiscal year 2014. Segment EBITDA margin increased to 12.0 percent compared to 10.4 percent in the same period in the prior fiscal year. The increase in segment EBITDA margin and EBITDA margin is primarily due to conversion on slightly higher sales in North America and pricing actions executed last year.

MERITOR, INC.

Financial Condition
Cash Flows (in millions)

	Three Months Ended December 31,
	2014	2013
OPERATING CASH FLOWS
Income from continuing operations	$33	$14
Depreciation and amortization	15	16
Restructuring costs	3	1
Equity in earnings of affiliates	(9)	(8)
Pension and retiree medical expense	7	10
Dividends received from equity method investments	5	5
Pension and retiree medical contributions	(14)	(9)
Restructuring payments	(1)	(3)
Increase in working capital	(54)	(84)
Changes in off-balance sheet accounts receivable securitization and factoring	53	81
Other, net	(44)	(21)
Cash flows provided by (used for) continuing operations	(6)	2
Cash flows used for discontinued operations	(3)	(6)
CASH USED FOR OPERATING ACTIVITIES	$(9)	$(4)
     Cash used for operating activities for the first three months of fiscal year 2015 was $9 million compared to $4 million in the same period of fiscal year 2014 due in part to higher variable incentive compensation payments.

	Three Months Ended December 31,
	2014	2013
INVESTING CASH FLOWS
Capital expenditures	$(12)	$(12)
CASH USED FOR INVESTING ACTIVITIES	$(12)	$(12)
     Cash used for investing activities was $12 million for the first three months of fiscal year 2015 and 2014.

	Three Months Ended December 31,
	2014	2013
FINANCING CASH FLOWS
Repayment of term loan	$—	$(4)
Other financing activities	(4)	3
CASH USED FOR FINANCING ACTIVITIES	$(4)	$(1)
     Cash used for financing activities was $4 million for the first three months of fiscal year 2015 compared to $1 million in the same period of fiscal year 2014.

MERITOR, INC.

Liquidity
Our outstanding debt, net of discounts where applicable, is summarized as follows (in millions).

	December 31,	September 30,
	2014	2014
Fixed-rate debt securities	$500	$500
Fixed-rate convertible notes	447	446
Unamortized discount on convertible notes	(30)	(31)
Other borrowings	50	57
Total debt	$967	$972
Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs, restructuring and product development programs. We expect fiscal year 2015 capital expenditures for our business segments to be in the range of $80 million to $90 million.
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
In December 2014, the company filed a shelf registration statement with the Securities and Exchange Commission, registering an unlimited amount of debt and/or equity securities that the company may offer in one or more offerings on terms to be determined at the time of sale.  The December 2014 shelf registration statement superseded and replaced the shelf registration statement filed in February 2012, as amended.
     We believe our current financing arrangements provide us with the financial flexibility required to maintain our operations and fund future growth, including actions required to improve our market share and further diversify our global operations, through the term of our revolving credit facility, which matures in February 2019.

MERITOR, INC.

     Sources of liquidity as of December 31, 2014, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 12/31/14	Readily Available as of 12/31/14	Current Expiration
On-balance sheet arrangements:
Revolving credit facility (1)	$499	$—	$499	February 2019
Committed U.S. accounts receivable securitization(2)	100	—	67	October 2017
Total on-balance sheet arrangements	599	—	566
Off-balance sheet arrangements: (2)
Swedish Factoring Facility	$183	$154	$—	June 2015
U.S. Factoring Facility	79	88	—	October 2015
U.K. Factoring Facility	30	8	—	February 2018
Italy Factoring Facility	37	16	—	June 2017
Other uncommitted factoring facilities	24	17	—	Various
Letter of credit facility	30	25	5	March 2019
Total off-balance sheet arrangements	383	308	5
Total available sources	$982	$308	$571

(1)
The availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant and a reduction to $410 million in April 2017 as discussed under “Revolving Credit Facility” below.

(2)	Availability subject to adequate eligible accounts receivable available for sale.
Cash and Liquidity Needs – Our cash and liquidity needs have been affected by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At December 31, 2014, we had $214 million in cash and cash equivalents.
     Our availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant, as defined in the agreement, which may limit our borrowings under the agreement as of each quarter end. As long as we are in compliance with those covenants as of the quarter end, we have full availability (up to the amount of collateral under the collateral test) under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At December 31, 2014, the company was in compliance with all covenants under its credit agreement.
Equity and Equity-Linked Repurchase Authorization – In June 2014, our Board of Directors authorized the repurchase of up to $210 million of our equity and equity-linked securities (including convertible debt securities), subject to the achievement of our M2016 net debt reduction target and compliance with legal and regulatory requirements and our debt covenants. In September 2014, our Board authorized the repurchase of up to $40 million of our equity or equity-linked securities (including convertible debt securities) under the $210 million authorization that may be made annually without regard to achievement of the M2016 net debt reduction target. These authorizations have no stated expiration, and no repurchases have been made under them.
Debt Repurchase Program - On January 22, 2015, the Offering Committee of our Board of Directors approved a repurchase program for up to $150 million of any of our public debt securities (including without limitation convertible debt securities) from time to time through open market purchases or privately negotiated transactions or otherwise, until September 30, 2016, subject to compliance with legal and regulatory requirements and our debt covenants. This repurchase program is in addition to the equity and equity-linked repurchase authorizations described above.
Revolving Credit Facility – On February 13, 2014, we amended and restated our senior secured revolving credit facility. Pursuant to the revolving credit agreement as amended, we have a $499 million revolving credit facility, $89 million of which matures in April 2017 for banks that elected not to extend their commitments under the revolving credit facility, and $410 million of which matures in February 2019. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants as highlighted below.

MERITOR, INC.

  The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement. At December 31, 2014, we were in compliance with all covenants under the revolving credit facility with a ratio of approximately 0.37 for the priority debt-to-EBITDA ratio covenant.
     The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At December 31, 2014, the revolving credit facility was collateralized by approximately $606 million of the company’s assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company’s investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating for the senior secured facilities. At December 31, 2014, the margin over LIBOR rate was 350 basis points, and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 250 basis points.
Certain of the company’s subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company’s indentures (see Note 22 to the condensed consolidated financial statements).
No borrowings were outstanding under the revolving credit facility at December 31, 2014 and September 30, 2014. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At December 31, 2014 and September 30, 2014, there were no letters of credit outstanding under the revolving credit facility.
U.S. Securitization Program – We have a $100 million U.S. accounts receivables securitization facility. On October 15, 2014, we entered into an amendment which extends the facility expiration date to October 15, 2017 and sets the maximum permitted priority-debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility at 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the condensed consolidated balance sheet. At December 31, 2014 and September 30, 2014, no amounts, including letters of credit, were outstanding under this program. This securitization program contains a cross default to our revolving credit facility. At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
Capital Leases – On March 20, 2012, we entered into an arrangement to finance equipment acquisitions at our various U.S. locations. Under this arrangement, we can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, we can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. As of December 31, 2014 and September 30, 2014, we had $13 million outstanding under this capital lease arrangement. In addition, we had another $11 million and $13 million outstanding through other capital lease arrangements at December 31, 2014 and September 30, 2014, respectively.

MERITOR, INC.

Export financing arrangements – We entered into a number of export financing arrangements through our Brazilian subsidiary during fiscal year 2014. The export financing arrangements are issued under an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs. The arrangements bear interest at 5.5 percent and have maturity dates in 2016 and 2017. There were $26 million and $29 million outstanding under these arrangements at December 31, 2014 and September 31, 2014, respectively. In addition, we had another $2 million outstanding through a similar arrangement through an India subsidiary at September 30, 2014, which had no outstanding balance at December 31, 2014.
Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under our revolving credit facility if the defaulted amount exceeds $35 million per bank. As of December 31, 2014 and September 30, 2014, we had $22 million and $32 million, respectively, outstanding under this program at more than one bank.
Credit Ratings – At December 31, 2014, our Standard & Poor’s corporate credit rating, senior secured credit rating, and senior unsecured credit rating were B+, BB and B, respectively. Our Moody’s Investors Service corporate credit rating, senior secured credit rating, and senior unsecured credit rating were B2, Ba2 and B3, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
Off-Balance Sheet Arrangements
     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at December 31, 2014, of $283 million, of which $242 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $41 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under “Liquidity.”
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
     Letter of Credit Facilities – On February 21, 2014, we amended and restated our letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, we have the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million through December 19, 2015. From December 20, 2015 through March 19, 2019 the aggregate availability is $25 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. At December 31, 2014 and September 30, 2014, we had $25 million of letters of credit outstanding under this facility. In addition, we had another $8 million and $9 million of letters of credit outstanding through other letter of credit facilities at December 31, 2014 and September 30, 2014, respectively.
Contingencies
Contingencies related to environmental, asbestos and other matters are discussed in Note 19 of the Notes to Condensed Consolidated Financial Statements of Part I of this Quarterly Report.
Critical Accounting Policies
Our defined benefit pension plans and retirement medical plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including the mortality of participants. The mortality assumptions for participants in our U.S. plans incorporates future mortality improvements from tables published by the Society of Actuaries (SOA). We periodically review the mortality experience of our U.S. plans’ participants against these assumptions.

In October 2014, the SOA issued new mortality and mortality improvement tables that raised the life expectancies, which could have the effect of increasing the amount of estimated aggregate benefit payments to our U.S. plans' participants. If we determine that the tables represent the best estimate of our plans' mortality, we would incorporate the tables into our 2015 year-end measurement of the plans’ benefit obligations. This would result in an increase to our U.S. pension and OPEB obligations.

MERITOR, INC.

New Accounting Pronouncements
New Accounting Pronouncements are discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our debt.
     As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For the first quarter of fiscal year 2015, our reported financial results were adversely affected by the appreciation of the U.S. dollar against foreign currencies relative to the prior year. We generally do not hedge against our foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies. However, in the first quarter of fiscal year 2015, due to the volatility of the Brazilian Real as compared to the U.S. dollar, we entered into a series of foreign currency option contracts that do not qualify for hedge accounting but are expected to mitigate foreign currency translation exposure of Brazilian Real earnings to U.S. dollars. The contracts' effective dates begin at the start of the second quarter of fiscal year 2015 and mature at the end of fiscal year 2015. Changes in fair value associated with these option contracts are recorded in other income (expense), net, in the consolidated statement of operations.
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
 We use option contracts to mitigate foreign currency exposure on expected future Indian Rupee denominated purchases. The contracts were entered into during April 2014 with effective dates from the start of fiscal year 2015 through the end of fiscal year 2016. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.
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

MERITOR, INC.

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase (Decrease) in
Foreign Currency Sensitivity:
Forward contracts in USD	$1.6	$(1.6)	Fair Value
Forward contracts in Euro	(3.3)	3.3	Fair Value
Foreign currency denominated debt (1)	3.7	(3.7)	Fair Value
Foreign currency option contracts in USD	2.3	0.3	Fair Value
Foreign currency option contracts in Euro	(2.0)	2.9	Fair Value

	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase (Decrease) in
Interest Rate Sensitivity:
Debt - fixed rate(2)	$(42.3)	$44.4	Fair Value
Debt – variable rate	—	—	Cash flow
Interest rate swaps	—	—	Fair Value

(1)
Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

At December 31, 2014, a 10% decrease in quoted currency exchange rates would result in a potential loss of $4 million in foreign currency denominated debt. At December 31, 2014, a 10% increase in quoted currency exchange rates would result in a potential gain of $4 million in foreign currency denominated debt.

(2)
At December 31, 2014, the fair value of outstanding debt was $1,202 million. A 50 basis points decrease in quoted interest rates would result in an increase of $44 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in an decrease of $42 million in the fair value of fixed rate debt.

MERITOR, INC.

Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
     In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

MERITOR, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth in this Quarterly Report below and under Note 19 “Contingencies,” there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
On July 10, 2014, Sistemas Automotrices de Mexico, S.A. de C.V. (“Sisamex”), a Mexican joint venture between our subsidiary Meritor Heavy Vehicle Systems, LLC (“Meritor HVS”) and Quimmco, S.A. de C.V. ("Quimmco"), filed a lawsuit against Meritor HVS in the Northern District of Illinois, seeking, among other relief, a declaration of Sisamex’s exclusive right to manufacture certain products and the components thereof for sale in Mexico. On July 13, 2014, Meritor HVS filed a lawsuit against Sisamex and Quimmco in the Northern District of Illinois, seeking, among other relief, a declaration that Sisamex may not manufacture without Meritor HVS's consent the components at issue in Sisamex's lawsuit and that Sisamex must instead purchase those components from Meritor HVS. On July 23, 2014, the parties to the two actions filed a joint motion seeking an order that the two actions are related and that both actions be heard before the same judge. The motion was granted. Shortly after the cases were filed, both parties filed cross motions to dismiss the other party’s complaint. The Court heard oral arguments on the motions on November 24, 2014 and indicated it expected to issue an opinion by the end of January 2015.
Item 1A. Risk Factors
There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases
On June 23, 2014, we announced that our Board of Directors authorized the repurchase of up to $210 million of our equity and equity-linked securities (including convertible debt securities), subject to the achievement of our M2016 net debt reduction target and compliance with legal and regulatory requirements and our debt covenants. In September 2014, our Board authorized the repurchase of up to $40 million of our equity or equity-linked securities (including convertible debt securities) under the $210 million authorization that may be made annually without regard to achievement of the M2016 net debt reduction target. These authorizations have no stated expiration, and no repurchases have been made under them.
     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of Part II of this Quarterly Report on Form 10-Q. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the first quarter of fiscal 2015.

MERITOR, INC.

Item 5. Other Information
Cautionary Statement
This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to reduced production for certain military programs and our ability to secure new military programs as our primary military program winds down by design through 2015; reliance on major original equipment manufacturer (“OEM”) customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to manage demand expectations in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, in the event one or more countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); rising costs of pension and other postemployment benefits; the ability to achieve the expected benefits of restructuring actions; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; possible changes in accounting rules; and other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of our Annual Report on Form 10-K for the year ended September 30, 2014: Item 1. Business, “Customers; Sales and Marketing”; “Competition”; “Raw Materials and Supplies”; “Employees”; “Environmental Matters”; “International Operations”; and “Seasonality; Cyclicality”; Item 1A.Risk Factors; Item 3.Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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
10-a
Fourth Amendment to the Receivables Purchase Agreement dated as of October 15, 2014 by and among Arvin Meritor Receivables Corporation, as Seller, Meritor, Inc., as Initial Servicer, and PNC Bank, National Association, as Related Committed Purchaser, as LC Participant, as a Purchase Agent, as LC Bank and as Administrator, filed as Exhibit 10 to Meritor’s Current Report on Form 8-K filed on October 20, 2014, is incorporated herein by reference.

10-b
Amendment No. 6 dated as of December 16, 2014 to Receivables Purchase Agreement dated as of October 29, 2010, as amended, by and among Meritor Heavy Vehicle Braking Systems (USA), LLC (formerly known as Meritor Heavy Vehicle Braking Systems (USA), Inc.), Meritor Heavy Vehicle Systems, LLC and Meritor Aftermarket USA, LLC, as sellers, Viking Asset Purchaser No. 7 IC, an incorporated cell of Viking Global Finance ICC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee.**

12	Computation of ratio of earnings to fixed charges**
21	List of Subsidiaries of Meritor, Inc.**
23	Consent of Bates White LLC**
31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act**
31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act**
32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350**
32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350**
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

** Filed herewith.

MERITOR, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERITOR, INC.

Date:	January 29, 2015	By:	/s/	Sandra J. Quick
Sandra J. Quick
Senior Vice President, General Counsel, and Corporate Secretary
(For the registrant)

Date:	January 29, 2015	By:	/s/	Kevin A. Nowlan
Kevin A. Nowlan
Senior Vice President and Chief Financial Officer