Form 10-Q
period 2015-03-29
MERITOR INC
filed 2015-04-30
CIK 1113256

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2015
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
97,637,773 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on March 29, 2015.

MERITOR, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(Unaudited)
Sales	$864	$954	$1,743	$1,854
Cost of sales	(749)	(836)	(1,513)	(1,631)
GROSS MARGIN	115	118	230	223
Selling, general and administrative	(57)	(66)	(122)	(125)
Restructuring costs	(3)	(2)	(6)	(3)
Other operating income (expense), net	—	—	1	(1)
OPERATING INCOME	55	50	103	94
Other income, net	2	—	4	—
Equity in earnings of affiliates	9	9	18	17
Interest expense, net	(21)	(48)	(40)	(75)
INCOME BEFORE INCOME TAXES	45	11	85	36
Provision for income taxes	(6)	(8)	(13)	(19)
INCOME FROM CONTINUING OPERATIONS	39	3	72	17
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	4	—	1	(1)
NET INCOME	43	3	73	16
Less: Net income attributable to noncontrolling interests	—	(2)	(1)	(4)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$43	$1	$72	$12
NET INCOME ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$39	$1	$71	$13
Income (loss) from discontinued operations	4	—	1	(1)
Net income	$43	$1	$72	$12
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.40	$0.01	$0.73	$0.13
Discontinued operations	0.04	—	0.01	(0.01)
Basic earnings per share	$0.44	$0.01	$0.74	$0.12
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.38	$0.01	$0.70	$0.13
Discontinued operations	0.04	—	0.01	(0.01)
Diluted earnings per share	$0.42	$0.01	$0.71	$0.12

Basic average common shares outstanding	97.9	97.6	97.9	97.5
Diluted average common shares outstanding	102.9	99.6	102.0	99.2

See notes to condensed consolidated financial statements.
Amounts for prior periods have been recast for discontinued operations.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(Unaudited)
Net income	$43	$3	$73	$16
Other comprehensive income (loss):
Foreign currency translation adjustments:
Attributable to Meritor, Inc.	(33)	10	(67)	—
Attributable to noncontrolling interest	—	—	(1)	—
Other reclassification adjustment	—	—	1	—
Pension and other postretirement benefit related adjustments	11	10	23	20
Unrealized gain (loss) on investments and foreign exchange contracts	—	2	(1)	2
Other comprehensive income (loss), net of tax	(22)	22	(45)	22
Total comprehensive income	21	25	28	38
Less: Comprehensive income attributable to noncontrolling interest	—	(2)	—	(4)
Comprehensive income attributable to Meritor, Inc.	$21	$23	$28	$34

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2015	September 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$207	$247
Receivables, trade and other, net	545	610
Inventories	365	379
Other current assets	55	56
TOTAL CURRENT ASSETS	1,172	1,292
NET PROPERTY	387	424
GOODWILL	414	431
OTHER ASSETS	344	355
TOTAL ASSETS	$2,317	$2,502
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$5	$7
Accounts and notes payable	618	680
Other current liabilities	281	351
TOTAL CURRENT LIABILITIES	904	1,038
LONG-TERM DEBT	945	965
RETIREMENT BENEFITS	737	775
OTHER LIABILITIES	301	309
TOTAL LIABILITIES	2,887	3,087
COMMITMENTS AND CONTINGENCIES (See Note 19)
EQUITY (DEFICIT):
Common stock (March 31, 2015 and September 30, 2014, 97.6 and 97.8 shares issued and outstanding, respectively)	99	97
Additional paid-in capital	920	918
Accumulated deficit	(806)	(878)
Treasury stock, at cost (March 31, 2015 and September 30, 2014, 1.2 and 0.0 shares, respectively)	(16)	—
Accumulated other comprehensive loss	(793)	(749)
Total deficit attributable to Meritor, Inc.	(596)	(612)
Noncontrolling interests	26	27
TOTAL DEFICIT	(570)	(585)
TOTAL LIABILITIES AND DEFICIT	$2,317	$2,502

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Six Months Ended March 31,
	2015	2014
	(Unaudited)
OPERATING ACTIVITIES
CASH PROVIDED BY OPERATING ACTIVITIES (See Note 9)	$29	$18
INVESTING ACTIVITIES
Capital expenditures	(23)	(25)
Net investing cash flows provided by discontinued operations	4	3
CASH USED FOR INVESTING ACTIVITIES	(19)	(22)
FINANCING ACTIVITIES
Repayment of notes and term loan	(16)	(308)
Proceeds from debt issuance	—	225
Debt issuance costs	—	(9)
Repurchase of common stock	(16)	—
Other financing activities	(6)	13
CASH USED FOR FINANCING ACTIVITIES	(38)	(79)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(12)	(2)
CHANGE IN CASH AND CASH EQUIVALENTS	(40)	(85)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	247	318
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$207	$233

See notes to condensed consolidated financial statements.
Amounts for prior periods have been recast for discontinued operations.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning balance at September 30, 2014	$97	$918	$(878)	$—	$(749)	$(612)	$27	$(585)
Comprehensive income (loss)	—	—	72	—	(44)	28	—	28
Equity based compensation expense	—	5	—	—	—	5	—	5
Vesting of restricted stock	2	(2)	—	—	—	—	—	—
Repurchase of convertible notes	—	(2)	—	—	—	(2)	—	(2)
Repurchase of common stock	—	—	—	(16)	—	(16)	—	(16)
Noncontrolling interest dividend	—	—	—	—	—	—	(1)	(1)
Other equity adjustments	—	1	—	—	—	1	—	1
Ending Balance at March 31, 2015	$99	$920	$(806)	$(16)	$(793)	$(596)	$26	$(570)

Beginning balance at September 30, 2013	$97	$914	$(1,127)	$—	$(734)	$(850)	$28	$(822)
Comprehensive income	—	—	12	—	22	34	4	38
Equity based compensation expense	—	3	—	—	—	3	—	3
Noncontrolling interest dividends	—	—	—	—	—	—	(1)	(1)
Ending Balance at March 31, 2014	$97	$917	$(1,115)	$—	$(712)	$(813)	$31	$(782)

See notes to condensed consolidated financial statements.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
Meritor, Inc. (the “company” or “Meritor”), headquartered in Troy, Michigan, is a premier global supplier of a broad range of integrated systems, modules and components to original equipment manufacturers (“OEMs”) and the aftermarket for the commercial vehicle, transportation and industrial sectors. The company serves commercial truck, trailer, military, bus and coach, construction and other industrial OEMs and certain aftermarkets. The condensed consolidated financial statements are those of the company and its consolidated subsidiaries.
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
In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, for the fiscal year ended September 30, 2014, as amended. The quarter end condensed balance sheet data was derived from audited financial statements but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended March 31, 2015, are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30. The second quarter of fiscal years 2015 and 2014 ended on March 29, 2015 and March 30, 2014, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and March 31 are used consistently throughout this report to represent the fiscal year end and second quarter end, respectively.
2. Earnings per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted shares, restricted share units, performance share unit awards, and convertible securities, if applicable.
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Basic average common shares outstanding	97.9	97.6	97.9	97.5
Impact of stock options	0.1	—	0.1	—
Impact of restricted shares, restricted share units and performance share units	1.9	2.0	2.0	1.7
Impact of convertible notes	3.0	—	2.0	—
Diluted average common shares outstanding	102.9	99.6	102.0	99.2
On November 8, 2014, the Board of Directors approved a grant of performance share units to all executives eligible to participate in the long-term incentive plan. Each performance share unit represents the right to receive one share of common stock or its cash equivalent upon achievement of certain performance and time vesting criteria. The fair value of each performance share unit is $13.74, which was the company’s share price on the grant date of December 1, 2014. The Board of Directors also approved a grant of 0.4 million restricted share units to these executives. The restricted share units vest at the earlier of three years from the date of grant or upon termination of employment with the company under certain circumstances. The fair value of each restricted share unit is $13.74, which was the company's share price on the grant date of December 1, 2014.

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
On November 7, 2013, the Board of Directors approved a grant of performance share units to all executives eligible to participate in the long-term incentive plan. Each performance share unit represents the right to receive one share of common stock or its cash equivalent upon achievement of certain performance and time vesting criteria. The fair value of each performance share unit is $7.97, which was the company’s share price on the grant date of December 1, 2013.
The actual number of performance share units that will vest depends upon the company’s performance relative to the established M2016 goals for the three-year performance period of October 1, 2013 to September 30, 2016, measured at the end of the performance period. The number of performance share units will depend on meeting the established M2016 goals at the following weights: 50% associated with achieving an Adjusted EBITDA margin target, 25% associated with achieving a net debt including retirement benefit liabilities target, and 25% associated with achieving an incremental booked revenue target. The number of performance share units that vest will be between 0% and 200% of the grant date amount of 1.8 million units including incremental share units that were issued subsequent to the December 1, 2013 grant date. There were 1.0 million and 0.8 million shares related to these performance share units included in the diluted earnings per share calculation for the three and six months ended March 31, 2015, respectively, as certain payout thresholds were achieved in the second quarter of fiscal year 2015 relative to the Adjusted EBITDA, net debt reduction and incremental booked revenue targets. There were 0.6 million and 0.3 million shares related to these performance share units included in the diluted earnings per share calculation for the three and six months ended March 31, 2014, respectively, as certain payout thresholds were achieved in the second quarter of fiscal year 2014.
For the three months ended March 31, 2015, the dilutive impact of previously issued restricted shares, restricted share units, and performance share units was 1.9 million, compared to 2.0 million units for the same period in the prior fiscal year. For the six months ended March 31, 2015, the dilutive impact of previously issued restricted shares, restricted share units, and performance share units was 2.0 million shares, compared to 1.7 million shares for the same period in the prior fiscal year. For the three and six months ended March 31, 2015, compensation cost related to restricted shares, restricted share units, and performance share units were $3 million and $5 million, respectively, compared to $1 million for both the three and six months ended March 31, 2014.
For the three and six months ended March 31, 2014, options to purchase 0.8 million shares of common stock were excluded in the computation of diluted earnings per share because their exercise price exceeded the average market price for the periods and thus their inclusion would be anti-dilutive.
For the three and six months ended March 31, 2015, 3.0 million and 2.0 million shares, respectively, were included in the computation of diluted earnings per share because the average stock price exceeded the conversion price for the 7.875 percent convertible notes due 2026. For the three and six months ended March 31, 2014, the company's convertible senior unsecured notes were excluded from the computation of diluted earnings per share, as the company's average stock price, during these periods was less than the conversion price.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 merges revenue recognition standards of the FASB and International Accounting Standards Board (IASB). The FASB and IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS) that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The standard is required to be adopted by public business entities in annual periods beginning after December 15, 2016 and interim periods within those annual periods. The company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2017 and is currently evaluating the potential impact of this new guidance on its consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target (for example, an initial public offering or a profitability target) could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2015 and interim periods within those annual periods. The company plans to implement this standard in the first quarter of the fiscal year beginning on October 1, 2016 and is currently evaluating the potential impact of this new guidance on its consolidated financial statements.
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

 In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the presentation of debt issuance costs in the balance sheet by requiring the debt issuance costs to be presented as a direct deduction from the related debt liability, rather than recorded as an asset. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2015, and interim periods within those annual periods and will need to be applied retrospectively. Early adoption is permitted. The company is currently evaluating the timing of implementation of this standard, with the latest implementation date in the first quarter of the fiscal year beginning October 1, 2016. Debt issuance costs as of March 31, 2015 and September 30, 2014, were $27 million and $30 million, respectively.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Discontinued Operations
Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Sales	$—	$8	$1	$15

Income (loss) before income taxes	$3	$(4)	$—	$(6)
Benefit from income taxes	1	4	1	5
Income (loss) from discontinued operations attributable to Meritor, Inc.	$4	$—	$1	$(1)
Total discontinued operations assets as of March 31, 2015 and September 30, 2014 were $7 million and $8 million, respectively, and total discontinued operations liabilities as of March 31, 2015 and September 30, 2014 were $13 million and $21 million, respectively.
Income from discontinued operations attributable to the company for the three and six months ended March 31, 2015 were primarily attributable to the settlement of indemnities on certain contingencies of previously divested businesses.
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
Sales for the three and six months ended March 31, 2014, were related to the company’s former Mascot business.
5. Goodwill
In accordance with FASB Accounting Standards Codification (ASC) Topic 350-20, “Intangibles - Goodwill and Other”, goodwill is reviewed for impairment annually during the fourth quarter of the fiscal year or more frequently if certain indicators arise. If business conditions or other factors cause the operating results and cash flows of a reporting unit to decline, the company may be required to record impairment charges for goodwill at that time. Given that the company’s primary military program is winding down, failure to secure new military contracts could result in a significant decline in the projected cash flows of the Defense reporting unit, which could require the company to impair goodwill. The Defense reporting unit is included within the Commercial Truck & Industrial segment and has $20 million of goodwill allocated to it.
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
A summary of the changes in the carrying value of goodwill by the company’s two reportable segments are presented below (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Total
Beginning balance at September 30, 2014	$261	$170	$431
Foreign currency translation	(9)	(8)	(17)
Balance at March 31, 2015	$252	$162	$414

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Restructuring Costs
     At March 31, 2015 and September 30, 2014, $12 million and $11 million, respectively, of restructuring reserves, primarily related to unpaid employee termination benefits, remained in the consolidated balance sheet. The changes in restructuring reserves for the six months ended March 31, 2015 and 2014 are as follows (in millions):

	Employee Termination Benefits	Asset Impairment	Plant Shutdown & Other	Total
Beginning balance at September 30, 2014	$11	$—	$—	$11
Activity during the period:
Charges to continuing operations	6	—	—	6
Cash payments – continuing operations	(3)	—	—	(3)
Other	(2)	—	—	(2)
Total restructuring reserves at March 31, 2015	12	—	—	12
Less: non-current restructuring reserves	(2)	—	—	(2)
Restructuring reserves – current, at March 31, 2015	$10	$—	$—	$10

Balance at September 30, 2013	$12	$—	$—	$12
Activity during the period:
Charges to continuing operations	3	—	—	3
Cash payments – continuing operations	(4)	—	—	(4)
Other	(1)	—	—	(1)
Total restructuring reserves at March 31, 2014	10	—	—	10
Less: non-current restructuring reserves	(3)	—	—	(3)
Restructuring reserves – current, at March 31, 2014	$7	$—	$—	$7
Closure of a Corporate Engineering Facility: In the second quarter of fiscal year 2015, the company notified 33 salaried and contract employees that their positions were being eliminated due to the planned closure of a corporate engineering facility. The company recorded severance expenses of $1 million associated with this plan. The company expects to incur approximately $2 million in lease termination and other exit costs in North America associated with this closure. Restructuring actions associated with this program are expected to be completed by the end of fiscal year 2015.
European Labor Reduction: During the second quarter of fiscal year 2015, the company initiated a European headcount reduction plan intended to reduce labor costs in response to continued soft markets in the region. The company plans to eliminate 21 hourly and 23 salaried positions and has recorded $2 million of expected severance expenses in the Commercial Truck & Industrial segment in the second quarter of fiscal year 2015. The company plans to incur an additional $1 million in severance costs by the end of the third quarter of fiscal year 2015.
M2016 Actions: The company continues to implement certain footprint actions as part of its M2016 strategy. In the first quarter of fiscal year 2015, the company recorded expected severance charges of $3 million associated with the elimination of 51 hourly and 19 salaried positions in the Commercial Truck & Industrial segment associated with the consolidation of certain gearing and machining operations in North America.
South America Labor Reduction: During the fourth quarter of fiscal year 2014, the company initiated a South America headcount reduction plan intended to reduce labor costs in response to decreasing production volumes in the region. The company eliminated approximately 190 hourly and 20 salaried positions and incurred $7 million of restructuring costs in the fourth quarter of fiscal year 2014, primarily severance benefits, in the Commercial Truck & Industrial segment.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
For the first six months of fiscal year 2015, the company had approximately $36 million of net pre-tax income compared to a net pre-tax loss of $34 million in the first six months of fiscal year 2014 in tax jurisdictions in which tax expense (benefit) is not recorded. Income or losses arising from these jurisdictions resulted in an adjustment to the valuation allowance, rather than an adjustment to income tax expense. If, in the future, the company is generating taxable income on a sustained basis in jurisdictions where it has recorded valuation allowances, the company's conclusion regarding the need for valuation allowances in these jurisdictions could change. This would result in a reversal of some or all of the valuation allowances.
8. Accounts Receivable Factoring and Securitization
     Off-balance sheet arrangements
Swedish Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo through one of its European subsidiaries. Under this arrangement, which terminates on June 28, 2015, the company can sell up to, at any point in time, €150 million ($163 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €117 million ($128 million) and €99 million ($127 million) of this accounts receivable factoring facility as of March 31, 2015 and September 30, 2014, respectively.
U.S. Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its subsidiaries. Under this arrangement, which terminates on October 29, 2015, the company can sell up to, at any point in time, €65 million ($71 million) of eligible trade receivables. In December 2014, the company amended this agreement to allow for the sale of trade receivables to exceed Nordea Bank’s commitment at Nordea Bank’s discretion. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €78 million ($85 million) and €64 million ($81 million) of this accounts receivable factoring facility as of March 31, 2015 and September 30, 2014, respectively. As of the end of the second quarter of fiscal year 2015, the company had utilized more than the committed eligible trade receivable amount of $71 million based on approval from the bank.
     The above facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through September 2015. The commitments are subject to standard terms and conditions for these types of arrangements.
     United Kingdom Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. Under this arrangement, which expires in February 2018, the company can sell up to, at any point in time, €25 million ($27 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €6 million ($6 million) and €6 million ($7 million) of this accounts receivable factoring facility as of March 31, 2015 and September 30, 2014, respectively. The agreement is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
     Italy Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement, which expires in June 2017, the company can sell up to, at any point in time, €30 million ($33 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €16 million ($18 million) and €8 million ($10 million) of this accounts receivable factoring facility as of March 31, 2015 and September 30, 2014, respectively. The agreement is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the condensed consolidated balance sheet. The amount of factored receivables excluded from accounts receivable was $17 million and $19 million at March 31, 2015 and September 30, 2014, respectively.
     Total costs associated with all of the off-balance sheet arrangements described above were $1 million and $2 million in the three months ended March 31, 2015 and 2014, respectively, and $3 million and $5 million in the six months ended March 31, 2015 and 2014, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statement of operations.
     On-balance sheet arrangements
The company has a $100 million U.S. accounts receivables securitization facility. On October 15, 2014, the company entered into an amendment which extends the facility expiration date to October 15, 2017 and sets the maximum permitted priority-debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility at 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company’s U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the condensed consolidated balance sheet. At March 31, 2015 and September 30, 2014 , no amounts, including letters of credit, were outstanding under this program. This program contains a cross-default to the revolving credit facility. At certain times during any given month, the company may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, the company would then typically utilize the cash received from customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, the company may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Operating Cash Flow
The reconciliation of net income to cash flows provided by operating activities is as follows (in millions):

	Six Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$73	$16
Less: Income (loss) from discontinued operations, net of tax	1	(1)
Income from continuing operations	72	17
Adjustments to income from continuing operations to arrive at cash provided by operating activities:
Depreciation and amortization	32	33
Restructuring costs	6	3
Loss on debt extinguishment	1	21
Equity in earnings of affiliates	(18)	(17)
Pension and retiree medical expense	14	20
Other adjustments to income from continuing operations	5	5
Dividends received from equity method investments	10	11
Pension and retiree medical contributions	(24)	(19)
Restructuring payments	(3)	(4)
Changes in off-balance sheet accounts receivable factoring	40	17
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations	(99)	(60)
Operating cash flows provided by continuing operations	36	27
Operating cash flows used for discontinued operations	(7)	(9)
CASH PROVIDED BY OPERATING ACTIVITIES	$29	$18
10. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	March 31, 2015	September 30, 2014
Finished goods	$142	$146
Work in process	30	36
Raw materials, parts and supplies	193	197
Total	$365	$379

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Other Current Assets
     Other current assets are summarized as follows (in millions):

	March 31, 2015	September 30, 2014
Current deferred income tax assets	$18	$21
Asbestos-related recoveries (see Note 19)	14	15
Deposits and collateral	2	4
Prepaid and other	21	16
Other current assets	$55	$56
12. Net Property
     Net property is summarized as follows (in millions):

	March 31, 2015	September 30, 2014
Property at cost:
Land and land improvements	$32	$34
Buildings	219	236
Machinery and equipment	860	906
Company-owned tooling	137	155
Construction in progress	49	66
Total	1,297	1,397
Less accumulated depreciation	(910)	(973)
Net property	$387	$424
13. Other Assets
     Other assets are summarized as follows (in millions):

	March 31, 2015	September 30, 2014
Investments in non-consolidated joint ventures	$101	$106
Asbestos-related recoveries (see Note 19)	42	45
Unamortized debt issuance costs	27	30
Capitalized software costs, net	26	25
Non-current deferred income tax assets, net	17	15
Assets for uncertain tax positions	5	5
Prepaid pension costs	109	104
Other	17	25
Other assets	$344	$355
In accordance with FASB ASC Topic 350-40, costs relating to internally developed or purchased software in the preliminary project stage and the post-implementation stage are expensed as incurred. Costs in the application development stage that meet the criteria for capitalization are capitalized and amortized using the straight-line basis over the estimated economic useful life of the software.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At March 31, 2015 and September 30, 2014, the company’s investment in the joint venture was $41 million and $43 million, respectively. This amount is included in investments in non-consolidated joint ventures in the table above.
14. Other Current Liabilities
     Other current liabilities are summarized as follows (in millions):

	March 31, 2015	September 30, 2014
Compensation and benefits	$111	$146
Income taxes	9	8
Taxes other than income taxes	44	50
Accrued interest	15	15
Product warranties	23	27
Environmental reserves (see Note 19)	9	12
Restructuring (see Note 6)	10	9
Asbestos-related liabilities (see Note 19)	17	17
Indemnity obligations (see Note 19)	2	11
Other	41	56
Other current liabilities	$281	$351
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
A summary of the changes in product warranties is as follows (in millions):

	Six Months Ended March 31,
	2015	2014
Total product warranties – beginning of period	$51	$57
Accruals for product warranties	7	9
Payments	(9)	(12)
Change in estimates and other	—	3
Total product warranties – end of period	49	57
Less: Non-current product warranties	(26)	(33)
Product warranties – current	$23	$24

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Other Liabilities
Other liabilities are summarized as follows (in millions):

	March 31, 2015	September 30, 2014
Asbestos-related liabilities (see Note 19)	$105	$105
Restructuring (see Note 6)	2	2
Non-current deferred income tax liabilities	103	103
Liabilities for uncertain tax positions	12	14
Product warranties (see Note 14)	26	24
Environmental (see Note 19)	7	7
Indemnity obligations (see Note 19)	14	17
Other	32	37
Other liabilities	$301	$309
16. Long-Term Debt
     Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	March 31, 2015	September 30, 2014
4.625 percent convertible notes due 2026 (1)	55	55
4.0 percent convertible notes due 2027 (1)	147	162
7.875 percent convertible notes due 2026 (net of issuance discount of $20 and $21, respectively) (1)	230	229
6.75 percent notes due 2021 (2)	275	275
6.25 percent notes due 2024 (2)	225	225
Capital lease obligation	22	26
Export financing arrangements	22	31
Unamortized discount on convertible notes	(26)	(31)
Subtotal	950	972
Less: current maturities	(5)	(7)
Long-term debt	$945	$965
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At March 31, 2015, the revolving credit facility was collateralized by approximately $622 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company’s current corporate credit rating. At March 31, 2015, the margin over LIBOR rate was 325 basis points and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 225 basis points.
Certain of the company’s subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly held notes outstanding under the company’s indentures (see Note 22).
No borrowings were outstanding under the revolving credit facility at March 31, 2015 and September 30, 2014. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At March 31, 2015 and September 30, 2014, there were no letters of credit outstanding under the revolving credit facility.
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
Issuance of Debt Securities - 2024 Notes
On February 13, 2014 the company completed an offering of debt securities consisting of the issuance of $225 million principal amount of 10-year, 6.25 percent notes due February 15, 2024 (the "2024 Notes"). The offering and sale were made pursuant to the company's February 2012 shelf registration statement. The 2024 Notes were issued under the company's indenture dated as of April 1, 1998, as supplemented. The 2024 Notes were issued at 100 percent of their principal amount. The proceeds from the sale of the 2024 Notes were $225 million and, together with cash on hand, were primarily used to repurchase the company’s previously outstanding $250 million 10.625 percent notes due 2018.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Repurchase of Debt Securities
In February 2015, the company repurchased $15 million principal amount of the 4.0 percent convertible notes due February 15, 2027. The notes were purchased at a premium equal to 6 percent of their principal amount. The repurchase of the $15 million principal amount of the company's 4.0 percent convertible notes was accounted for as an extinguishment of debt, and accordingly, the company recognized a net loss on debt extinguishment of $1 million. The net loss on debt extinguishment is included in interest expense, net in the consolidated statement of operations. The repurchase was made under the company's equity and equity-linked repurchase authorization program.
On March 15, 2014, the company completed the redemption of its 10.625 percent notes due March 15, 2018. The notes were redeemed at a premium equal to 5.313 percent of their principal amount. The repurchase of $250 million of 10.625 percent notes was accounted for as an extinguishment of debt, and accordingly, the company recognized a net loss on debt extinguishment of $19 million, which consisted of $6 million of unamortized discount and deferred issuance costs and $13 million of premium. The net loss on debt extinguishment is included in interest expense, net in the consolidated statement of operations.

Capital Leases
On March 20, 2012, the company entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, the company can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, the company can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. The company had $12 million and $13 million outstanding under this capital lease arrangement as of March 31, 2015 and September 30, 2014, respectively. In addition, the company had another $10 million and $13 million outstanding through other capital lease arrangements at March 31, 2015 and September 30, 2014, respectively.

Letter of Credit Facilities
On February 21, 2014, the company entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million through December 19, 2015. From December 20, 2015 through March 19, 2019, the aggregate availability is $25 million. This facility contains covenants and events of default generally similar to those existing in the company’s public debt indentures. There were $25 million of letters of credit outstanding under this facility at March 31, 2015 and September 30, 2014. In addition, the company had another $6 million and $9 million of letters of credit outstanding through other letter of credit facilities at March 31, 2015 and September 30, 2014, respectively.
Export financing arrangements
The company entered into a number of export financing arrangements through its Brazilian subsidiary during fiscal year 2014.  The export financing arrangements are issued under an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs.  The arrangements bear interest at 5.5 percent and have maturity dates in 2016 and 2017. There were $22 million and $29 million outstanding under these arrangements at March 31, 2015 and September 30, 2014, respectively. In addition, the company had another $2 million outstanding under a similar arrangement through its India subsidiary at September 30, 2014, which had no outstanding balance at March 31, 2015.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million per bank. As of March 31, 2015 and September 30, 2014, the company had $20 million and $32 million, respectively, outstanding under this program at more than one bank.
17. Financial Instruments
Fair values of financial instruments are summarized as follows (in millions):

	March 31, 2015		September 30, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$207	$207	$247	$247
Short-term debt	5	5	7	7
Long-term debt	945	1,131	965	1,143
Foreign exchange forward contracts (asset)	5	5	2	2
Short-term foreign currency option contracts (asset)	2	2	2	2
Long-term foreign currency option contracts (asset)	2	2	1	1

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	March 31, 2015			September 30, 2014
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Asset
Foreign exchange forward contract	6	(1)	5	2	—	2
Derivative Liabilities
Foreign exchange forward contract	1	(1)	—	—	—	—
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair value of financial instruments by the valuation hierarchy at March 31, 2015 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$207	$—	$—
Short-term debt	—	—	5
Long-term debt	—	1,093	38
Foreign exchange forward contracts (asset)	—	5	—
Short-term foreign currency option contracts (asset)	—	—	2
Long-term foreign currency option contracts (asset)	—	—	2
The table below provides a reconciliation of changes in fair value of the Level 3 financial assets and liabilities measured at fair value in the condensed consolidated balance sheet from September 30, 2014 to March 31, 2015. No transfers of assets between any of the Levels occurred during this period.

	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2014	$2	$1	$3
Total unrealized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Total realized gains (losses):
Included in other income	3	—	3
Included in cost of sales	3	—	3
Purchases, issuances, sales and settlements:
Purchases	5	—	5
Settlements	(10)	(1)	(11)
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	(1)	2	1
Fair Value as of March 31, 2015	$2	$2	$4
(1) Transfers as of the last day of the reporting period
Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents at March 31, 2015 or September 30, 2014.
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
Foreign currency option contracts — The company uses option contracts to mitigate foreign currency exposure on expected future Indian Rupee denominated purchases. The contracts were entered into during April 2014 with effective dates from the start of fiscal year 2015 through the end of fiscal year 2016. In February 2015, the company monetized its outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2017. In the second quarter of fiscal year 2015, the company recognized

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

a net gain of $3 million associated with the settlement and repurchase of the foreign currency option contracts. The fair value of the foreign currency option contracts is based on a third-party proprietary model, which incorporates inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates, and time utilizing market instruments with similar quality and maturity characteristics. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.
The company generally does not hedge against its foreign currency exposure related to translations to U.S. dollars of financial results denominated in foreign currencies. In November 2014, the company entered into a series of foreign currency option contracts with a total notional amount of $48 million to reduce volatility in the translation of Brazilian Real earnings to U.S. dollars. These foreign currency option contracts do not qualify for a hedge accounting election but are expected to mitigate foreign currency translation exposure of Brazilian Real earnings to U.S. dollars. In the second quarter of fiscal year 2015, the company monetized these outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2015. In the second quarter of fiscal year 2015, the company recognized a net gain of $3 million associated with the settlement and repurchase of these foreign currency option contracts. The fair value of the foreign currency option contracts is based on a third-party proprietary model, which incorporates inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates, and time utilizing market instruments with similar quality and maturity characteristics. Changes in fair value associated with these contracts are recorded in other income (expense), net, in the consolidated statement of operations.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18. Retirement Benefit Liabilities
     Retirement benefit liabilities consisted of the following (in millions):

	March 31, 2015	September 30, 2014
Retiree medical liability	$468	$479
Pension liability	297	323
Other	15	16
Subtotal	780	818
Less: current portion (included in compensation and benefits, Note 14)	(43)	(43)
Retirement benefits	$737	$775
The components of net periodic pension and retiree medical expense included in continuing operations for the three months ended March 31 are as follows (in millions):

	2015		2014
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	18	5	20	7
Assumed return on plan assets	(28)	—	(26)	—
Amortization of prior service costs	—	—	—	(2)
Recognized actuarial loss	7	5	6	5
Total expense (income)	$(3)	$10	$—	$10

The components of net periodic pension and retiree medical expense included in continuing operations for the six months ended March 31 are as follows (in millions):

	2015		2014
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	36	10	40	13
Assumed return on plan assets	(56)	—	(52)	—
Amortization of prior service costs	—	—	—	(4)
Recognized actuarial loss	14	10	12	11
Total expense	$(6)	$20	$—	$20

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at March 31, 2015 to be approximately $17 million, of which $2 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.
     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at March 31, 2015 to be approximately $32 million, of which $14 million is probable and recorded as a liability.
     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 0.50 to 2.50 percent and is approximately $8 million at March 31, 2015. The undiscounted estimate of these costs is approximately $9 million.
     The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning balance at September 30, 2014	$2	$17	$19
Payments and other	—	(3)	(3)
Accruals	—	—	—
Balance at March 31, 2015	$2	$14	$16
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
Maremont had approximately 5,600 and 5,700 pending asbestos-related claims at March 31, 2015 and September 30, 2014, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, the total number of claims filed is not necessarily the most meaningful factor in determining Maremont's asbestos-related liability.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	March 31, 2015	September 30, 2014
Pending and future claims	$73	$73
Billed but unpaid claims	2	3
Asbestos-related liabilities	$75	$76
Asbestos-related insurance recoveries	$45	$49
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
     Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Maremont's obligation for asbestos personal injury claims over the next ten years of $73 million to $105 million. Management recognized a liability of $73 million as of March 31, 2015 and September 30, 2014 for pending and future claims over the next ten years. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Historically, Maremont has recognized incremental insurance receivables associated with recoveries expected for asbestos-related liabilities as the estimate of asbestos-related liabilities for pending and future claim changes. However, Maremont currently expects to exhaust the limits of its settled insurance coverage prior to the end of the ten-year forecasted liability period. Maremont believes it has additional insurance coverage; however, certain carriers have disputed coverage under policies they issued (see "Recoveries" below).
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
Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The insurance receivable related to asbestos-related liabilities is $45 million and $49 million as of March 31, 2015 and September 30, 2014, respectively. The receivable is for coverage provided by one insurance carrier based on a coverage in place agreement. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next ten years. Maremont maintained insurance coverage with other insurance carriers that management believes covers indemnity and defense costs. Maremont has incurred liabilities allocable to these policies but has not yet billed these insurance carriers, and no receivable has been recorded for these policies. During fiscal year 2013, Maremont reinitiated a lawsuit against these carriers, seeking a declaration of its rights to insurance for asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. The difference between the estimated liability and insurance receivable is primarily related to exhaustion of settled insurance coverage within the forecasted period and proceeds from settled insurance policies. Certain insurance policies have been settled in cash prior to the ultimate settlement of the related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     Rockwell International ("Rockwell") — ArvinMeritor, Inc. (AM), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. Rockwell had approximately 3,000 and 2,800 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at March 31, 2015 and September 30, 2014, respectively.
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
     The Rockwell legacy asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	March 31, 2015	September 30, 2014
Pending and future claims	$48	$48
Billed but unpaid claims	2	2
Asbestos-related liabilities	$50	$50
Asbestos-related insurance recoveries	$11	$11
Pending and Future Claims: The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Bates White prepares these cost estimates annually in September. As of September 30, 2014, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Rockwell’s obligation for asbestos personal injury claims over the next ten years of $48 million to $62 million. Management recognized a liability for the pending and future claims over the next ten years of $48 million as of March 31, 2015 and September 30, 2014. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Recoveries: The insurance receivable related to asbestos-related liabilities is $11 million as of each of March 31, 2015 and September 30, 2014. Included in these amounts are insurance receivables of $8 million as of each of March 31, 2015 and September 30, 2014 that are associated with policies in dispute. Rockwell has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against certain of these carriers to enforce the insurance policies, which are in various stages of the litigation process. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. The amounts recognized for policies in dispute are based on consultation with advisors, status of settlement negotiations with certain insurers and underlying analysis performed by management. The remaining receivable recognized is related to coverage provided by one carrier based on a coverage-in-place insurance arrangement. If the assumptions with respect to the estimation period, the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.
Indemnifications
The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration.
In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At March 31, 2015 and September 30, 2014, the remaining estimated liability for this matter was approximately $13 million and $14 million, respectively.
     On January 3, 2011, the company completed the sale of its Body Systems business. The sale agreement contains certain customary representations, warranties and covenants of the seller and the purchaser. The agreement also includes provisions governing post-closing indemnities between the seller and the purchaser for losses arising from specified events. At September 30, 2014, the company had an accrual of $6 million for such indemnities, of which $2 million was for a contingency-related income tax matter, which was included in other liabilities in the accompanying condensed consolidated balance sheet. In the second quarter of fiscal year 2015, the company settled all remaining matters related to the Body Systems business and recorded a net gain, after tax in discontinued operations of $6 million.
In connection with the sale of its interest in MSSC in October 2009, the company provided certain indemnifications to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company's estimated exposure under these indemnities at March 31, 2015 and September 30, 2014 is approximately $2 million and $5 million, respectively, and is included in other current liabilities and other liabilities in the condensed consolidated balance sheet.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The company is not aware of any other claims or other information that would give rise to material payments under such indemnifications.
Other
As a result of performing ongoing product conformance testing in the ordinary course of business, the company identified a non-safety related, potential product performance issue arising from a defective supplier component. During fiscal year 2013, the company notified all major customers and initiated a sampling campaign. Management estimated the total costs the company could incur for a full campaign to be in the range of $12 million to $20 million, of which $12 million was recorded as a specific warranty contingency reserve. In the fourth quarter of fiscal year 2013, the company received $5 million of non-cash cost recovery from the component supplier. During the second half of fiscal year 2014, the company worked with customers to determine the appropriate next steps. As of September 30, 2014, no field failures were identified during the sampling campaign, and only minor defects were found in a small number of components tested. As a result, in the fourth quarter of fiscal year 2014, the company determined a full campaign to be unnecessary and moved to a fix-as-find approach with an extended warranty, thereby reducing the accrual significantly. As of March 31, 2015 and September 30, 2014, the estimated cost the company could incur for this non-safety related, potential product performance issue was $3 million.
The company identified certain sales transactions for which value added tax was required to be remitted to certain tax jurisdictions for tax years 2008 through 2014. At March 31, 2015 and September 30, 2014, the company’s estimates of the probable liability were $9 million and $11 million, respectively. The decrease in the probable liability is primarily due to the translation effect of foreign exchange rates.

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

20. Shareowners' Equity
Equity and Equity-Linked Repurchase Authorization
   In June 2014, the company's Board of Directors authorized the repurchase of up to $210 million of its equity and equity-linked securities (including convertible debt securities), subject to the achievement of its M2016 net debt reduction target and compliance with legal and regulatory requirements and its debt covenants. In September 2014, the company's Board authorized the repurchase of up to $40 million of its equity or equity-linked securities (including convertible debt securities) under the $210 million authorization that may be made annually without regard to achievement of the M2016 net debt reduction target. These authorizations have no stated expiration.
The equity and equity-linked securities repurchases are subject to prevailing market conditions and other considerations. Under the program, the company repurchased 1.2 million shares of its common stock for $16 million during the second quarter of fiscal year 2015 through open market transactions. Also, in the second quarter of fiscal year 2015, the company repurchased $15 million principal amount of its 4.0 percent convertible notes due 2027 for $16 million (see Note 16). The amount remaining available for repurchases under the authorization is $179 million at March 31, 2015.
Accumulated Other Comprehensive Loss (AOCL)
The components of AOCL and the changes in AOCL by components, net of tax, for three months ended March 31, 2015 and 2014 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at December 31, 2014	$8	$(777)	$(2)	$(771)
Other comprehensive loss before reclassification	(33)	(1)	—	(34)
Amounts reclassified from accumulated other comprehensive loss - net of tax	—	12	—	12
Net current-period other comprehensive income (loss)	$(33)	$11	$—	$(22)
Balance at March 31, 2015	$(25)	$(766)	$(2)	$(793)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Actuarial losses	$12	(a)
	12	Total before tax
	—	Tax (benefit) expense
Total reclassifications for the period	$12	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 18 for additional details).

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at December 31, 2013	$51	$(782)	$(3)	$(734)
Other comprehensive income before reclassification	10	2	2	14
Amounts reclassified from accumulated other comprehensive income - net of tax	—	8	—	8
Net current-period other comprehensive income	$10	$10	$2	$22
Balance at March 31, 2014	$61	$(772)	$(1)	$(712)

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(2)	(b)
Actuarial losses	11	(b)
	9	Total before tax
	(1)	Tax benefit
	8	Net of tax

Total reclassifications for the period	$8	Net of tax

(b) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 18 for additional details).

The components of AOCL and the changes in AOCL by components, net of tax, for six months ended March 31, 2015 and 2014 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at September 30, 2014	$41	$(789)	$(1)	$(749)
Other comprehensive loss before reclassification	(67)	(1)	(1)	(69)
Amounts reclassified from accumulated other comprehensive loss - net of tax	1	24	—	25
Net current-period other comprehensive income (loss)	$(66)	$23	$(1)	$(44)
Balance at March 31, 2015	$(25)	$(766)	$(2)	$(793)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Actuarial losses	$24	(a)
	24	Total before tax
	—	Tax (benefit) expense
	24	Net of tax

Foreign Currency Translation Related Adjustment
Other reclassification adjustment	$1	(b)
	1	Total before tax
	—	Tax (benefit) expense
	1	Net of tax

Total reclassifications for the period	$25	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 18 for additional details).

(b) These accumulated other comprehensive income components are included in the computation of loss from discontinued operations (see Note 4).

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at September 30, 2013	$61	$(792)	$(3)	$(734)
Other comprehensive income before reclassification	—	2	2	4
Amounts reclassified from accumulated other comprehensive income - net of tax	—	18	—	18
Net current-period other comprehensive income	$—	$20	$2	$22
Balance at March 31, 2014	$61	$(772)	$(1)	$(712)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(4)	(b)
Actuarial losses	23	(b)
	19	Total before tax
	(1)	Tax benefit
	18	Net of tax

Total reclassifications for the period	$18	Net of tax

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
      The company has two reportable segments at March 31, 2015, as follows:

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Segment information is summarized as follows (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Eliminations	Total
Three Months Ended March 31, 2015
External Sales	$660	$204	$—	$864
Intersegment Sales	21	8	(29)	—
Total Sales	$681	$212	$(29)	$864
Three Months Ended March 31, 2014
External Sales	$736	$218	$—	$954
Intersegment Sales	27	7	(34)	—
Total Sales	$763	$225	$(34)	$954

	Commercial Truck & Industrial	Aftermarket & Trailer	Eliminations	Total
Six Months Ended March 31, 2015
External Sales	$1,338	$405	$—	$1,743
Intersegment Sales	46	15	(61)	—
Total Sales	$1,384	$420	$(61)	$1,743
Six Months Ended March 31, 2014
External Sales	$1,439	$415	$—	$1,854
Intersegment Sales	51	12	(63)	—
Total Sales	$1,490	$427	$(63)	$1,854

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014 (2)	2015	2014 (2)
Segment EBITDA:
Commercial Truck & Industrial	$57	$57	$113	$110
Aftermarket & Trailer	30	24	55	45
Segment EBITDA	87	81	168	155
Unallocated legacy and corporate costs, net (1)	—	(1)	(2)	(3)
Interest expense, net	(21)	(48)	(40)	(75)
Provision for income taxes	(6)	(8)	(13)	(19)
Depreciation and amortization	(17)	(17)	(32)	(33)
Noncontrolling interests	—	(2)	(1)	(4)
Loss on sale of receivables	(1)	(2)	(3)	(5)
Restructuring costs	(3)	(2)	(6)	(3)
Income from continuing operations attributable to Meritor, Inc.	$39	$1	$71	$13

(1)
Unallocated legacy and corporate costs, net represents items that are not directly related to the company's business segments. These costs primarily include asbestos-related charges, pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability.

(2) Amounts for prior periods have been recast for discontinued operations.

Segment Assets:	March 31, 2015	September 30, 2014
Commercial Truck & Industrial	$1,657	$1,755
Aftermarket & Trailer	441	458
Total segment assets	2,098	2,213
Corporate (1)	473	533
Less: Accounts receivable sold under off-balance sheet factoring programs (2)	(254)	(244)
Total assets	$2,317	$2,502

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(2)
At March 31, 2015 and September 30, 2014, segment assets include $254 million and $244 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 8). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In lieu of providing separate audited financial statements for the Parent and Guarantors, the company has included the accompanying condensed consolidating financial statements as permitted by S-X Rules 3-10 and 5-04. These condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Parent's share of the subsidiary's cumulative results of operations, capital contributions and distribution and other equity changes. The Guarantors are combined in the condensed consolidated financial statements. Certain subsidiaries in China and India are restricted by law from transfer of cash by dividends, loans or advances to Parent, which exceeded 25 percent of consolidated net assets of Parent as of September 30, 2014. As of March 31, 2015, the company’s proportionate share of net assets restricted from transfer by law was $31 million.

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended March 31, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$418	$446	$—	$864
Subsidiaries	—	31	17	(48)	—
Total sales	—	449	463	(48)	864
Cost of sales	(10)	(380)	(407)	48	(749)
GROSS MARGIN	(10)	69	56	—	115
Selling, general and administrative	(16)	(26)	(15)	—	(57)
Restructuring costs	(1)	—	(2)	—	(3)
Other operating income	—	—	—	—	—
OPERATING INCOME (LOSS)	(27)	43	39	—	55
Other income, net	37	(9)	(26)	—	2
Equity in earnings of affiliates	—	8	1	—	9
Interest income (expense), net	(29)	6	2	—	(21)
INCOME (LOSS) BEFORE INCOME TAXES	(19)	48	16	—	45
Provision for income taxes	(1)	—	(5)	—	(6)
Equity income from continuing operations of subsidiaries	59	8	—	(67)	—
INCOME FROM CONTINUING OPERATIONS	39	56	11	(67)	39
INCOME FROM DISCONTINUED OPERATIONS, net of tax	4	5	3	(8)	4
NET INCOME	43	61	14	(75)	43
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$43	$61	$14	$(75)	$43

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$43	$61	$14	$(75)	$43
Other comprehensive income (loss)	(22)	(65)	27	38	(22)
Total comprehensive income (loss)	21	(4)	41	(37)	21
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to Meritor, Inc.	$21	$(4)	$41	$(37)	$21

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended March 31, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$348	$606	$—	$954
Subsidiaries	—	33	15	(48)	—
Total sales	—	381	621	(48)	954
Cost of sales	(13)	(326)	(545)	48	(836)
GROSS MARGIN	(13)	55	76	—	118
Selling, general and administrative	(23)	(22)	(21)	—	(66)
Restructuring costs	(1)	—	(1)	—	(2)
OPERATING INCOME (LOSS)	(37)	33	54	—	50
Other income (loss), net	39	(8)	(31)	—	—
Equity in earnings of affiliates	—	6	3	—	9
Interest income (expense), net	(54)	8	(2)	—	(48)
INCOME (LOSS) BEFORE INCOME TAXES	(52)	39	24	—	11
Provision for income taxes	—	1	(9)	—	(8)
Equity income from continuing operations of subsidiaries	53	10	—	(63)	—
INCOME FROM CONTINUING OPERATIONS	1	50	15	(63)	3
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	—	—
NET INCOME	1	50	15	(63)	3
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$1	$50	$13	$(63)	$1

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$821	$922	$—	$1,743
Subsidiaries	—	61	33	(94)	—
Total sales	—	882	955	(94)	1,743
Cost of sales	(24)	(751)	(832)	94	(1,513)
GROSS MARGIN	(24)	131	123	—	230
Selling, general and administrative	(34)	(54)	(34)	—	(122)
Restructuring costs	(1)	(3)	(2)	—	(6)
Other operating income	—	—	1	—	1
OPERATING INCOME (LOSS)	(59)	74	88	—	103
Other income, net	37	(9)	(24)	—	4
Equity in earnings of affiliates	—	15	3	—	18
Interest income (expense), net	(58)	13	5	—	(40)
INCOME (LOSS) BEFORE INCOME TAXES	(80)	93	72	—	85
Provision for income taxes	(1)	—	(12)	—	(13)
Equity income from continuing operations of subsidiaries	152	53	—	(205)	—
INCOME FROM CONTINUING OPERATIONS	71	146	60	(205)	72
INCOME FROM DISCONTINUED OPERATIONS, net of tax	1	2	—	(2)	1
NET INCOME	72	148	60	(207)	73
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$72	$148	$59	$(207)	$72

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Six Months Ended March 31, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$72	$148	$60	$(207)	$73
Other comprehensive income (loss)	(44)	(92)	18	73	(45)
Total comprehensive income	28	56	78	(134)	28
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income attributable to Meritor, Inc.	$28	$56	$78	$(134)	$28

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$657	$1,197	$—	$1,854
Subsidiaries	—	66	29	(95)	—
Total sales	—	723	1,226	(95)	1,854
Cost of sales	(26)	(623)	(1,077)	95	(1,631)
GROSS MARGIN	(26)	100	149	—	223
Selling, general and administrative	(40)	(45)	(40)	—	(125)
Restructuring costs	(1)	—	(2)	—	(3)
Other operating expense	—	(1)	—	—	(1)
OPERATING INCOME (LOSS)	(67)	54	107	—	94
Other income (loss), net	39	(8)	(31)	—	—
Equity in earnings of affiliates	—	12	5	—	17
Interest income (expense), net	(88)	17	(4)	—	(75)
INCOME (LOSS) BEFORE INCOME TAXES	(116)	75	77	—	36
Provision for income taxes	—	(1)	(18)	—	(19)
Equity income from continuing operations of subsidiaries	129	48	—	(177)	—
INCOME FROM CONTINUING OPERATIONS	13	122	59	(177)	17
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	(1)	(1)	2	(1)
NET INCOME	12	121	58	(175)	16
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$12	$121	$54	$(175)	$12

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	March 31, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$99	$4	$104	$—	$207
Receivables trade and other, net	1	43	501	—	545
Inventories	—	164	201	—	365
Other current assets	9	18	28	—	55
TOTAL CURRENT ASSETS	109	229	834	—	1,172
NET PROPERTY	13	153	221	—	387
GOODWILL	—	278	136	—	414
OTHER ASSETS	76	125	143	—	344
INVESTMENTS IN SUBSIDIARIES	2,230	341	—	(2,571)	—
TOTAL ASSETS	$2,428	$1,126	$1,334	$(2,571)	$2,317
CURRENT LIABILITIES:
Short-term debt	$1	$3	$1	$—	$5
Accounts and notes payable	48	227	343	—	618
Other current liabilities	98	65	118	—	281
TOTAL CURRENT LIABILITIES	147	295	462	—	904
LONG-TERM DEBT	907	9	29	—	945
RETIREMENT BENEFITS	636	—	101	—	737
INTERCOMPANY PAYABLE (RECEIVABLE)	1,287	(1,705)	418		—
OTHER LIABILITIES	47	211	43	—	301
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(596)	2,316	255	(2,571)	(596)
NONCONTROLLING INTERESTS	—	—	26	—	26
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,428	$1,126	$1,334	$(2,571)	$2,317

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$7	$10	$12	$—	$29
INVESTING ACTIVITIES
Capital expenditures	(1)	(10)	(12)	—	(23)
Net investing cash flows provided by discontinued operations	—	1	3	—	4
CASH USED FOR INVESTING ACTIVITIES	(1)	(9)	(9)	—	(19)
FINANCING ACTIVITIES
Repayment of notes and term loan	(16)	—	—	—	(16)
Repurchase of common stock	(16)				(16)
Intercompany advances	54	—	(54)	—	—
Other financing activities	—	(2)	(4)	—	(6)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	22	(2)	(58)	—	(38)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(12)	—	(12)
CHANGE IN CASH AND CASH EQUIVALENTS	28	(1)	(67)	—	(40)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	71	5	171	—	247
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$99	$4	$104	$—	$207

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(30)	$8	$40	$—	$18
INVESTING ACTIVITIES
Capital expenditures	(2)	(11)	(12)	—	(25)
Net investing cash flows provided by discontinued operations	—	—	3	—	3
CASH USED FOR INVESTING ACTIVITIES	(2)	(11)	(9)	—	(22)
FINANCING ACTIVITIES
Repayment term loan	(308)	—	—	—	(308)
Proceeds from debt issuance	225	—	—	—	225
Debt issuance costs	(9)	—	—	—	(9)
Intercompany advances	92	—	(92)	—	—
Other financing activities	—	—	13	—	13
CASH USED FOR FINANCING ACTIVITIES	—	—	(79)	—	(79)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(2)	—	(2)
CHANGE IN CASH AND CASH EQUIVALENTS	(32)	(3)	(50)	—	(85)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	144	6	168	—	318
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$112	$3	$118	$—	$233

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As of March 31, 2015 and September 30, 2014, Parent-only obligations included $662 million and $684 million of pension and retiree medical benefits, respectively, (see Note 18). All debt is debt of the Parent other than $42 million and $55 million at March 31, 2015 and September 30, 2014, respectively (see Note 16), and is primarily related to capital lease obligations and lines of credit. Cash dividends paid to the Parent by subsidiaries and investments accounted for by the equity method were $37 million and $5 million for the six months ended March 31, 2015 and 2014, respectively.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

23. Subsequent Events
On April 14, 2015, the company notified approximately 40 hourly and salaried employees that their positions were being eliminated due to the planned closure of a North America manufacturing facility. The company expects to incur $3 million in costs associated with this restructuring action. Restructuring actions associated with this plan are expected to be completed by the end of fiscal year 2015.

On April 29, 2015, a restructuring plan to further reduce headcount in South America was approved by the local union. This restructuring plan is in response to the current economic environment in South America which has weakened in 2015. With this restructuring plan the company expects to eliminate up to 233 hourly and 21 salary positions and incur $9 million in employee separation costs in the Commercial Truck & Industrial segment.

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
2nd Quarter Fiscal Year 2015 results
Our sales for the second quarter of fiscal year 2015 were $864 million, a decrease compared to $954 million in the same period in the prior fiscal year. Our sales decrease was primarily impacted by the unfavorable translation effect of the weaker Euro and Brazilian Real versus the U.S. dollar. Sales were also negatively impacted by lower production in South America and China and lower revenue from our Defense business. The decrease in sales was partially offset by higher sales in North America, as Class 8 truck market production continued to strengthen.
Net income attributable to the company for the second quarter of fiscal year 2015 was $43 million compared to $1 million in the same period in the prior fiscal year. Net income from continuing operations attributable to the company for the second quarter of fiscal year 2015 was $39 million, or $0.38 per diluted share, compared to $1 million, or $0.01 per diluted share, in the same period in the prior fiscal year. In the second quarter of fiscal year 2014, we recognized a $21 million loss on debt extinguishment primarily related to the repurchase of our 10.625 percent notes due 2018.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the second quarter of fiscal year 2015 was $87 million compared to $80 million in the same period in the prior fiscal year. Our Adjusted EBITDA margin in the second quarter of fiscal year 2015 was 10.1 percent compared to 8.4 percent in the same period a year ago. Despite lower revenue, Adjusted EBITDA and Adjusted EBITDA margin increased compared to the prior fiscal year primarily due to material, labor and burden performance and incremental pricing, which more than offset the unfavorable impact of foreign currency losses net of foreign currency option gains.
Cash flow provided by operating activities was $38 million in the second quarter of fiscal year 2015 compared to $22 million in the same period last year. This improvement is primarily due to increased earnings from operations and lower working capital requirements related primarily to factoring programs.
Equity and Equity-Linked Repurchase Authorization
Under our equity and equity-linked repurchase program, in the second quarter of fiscal year 2015, we repurchased 1.2 million shares of our common stock for $16 million and we repurchased $15 million principal amount of our 4.0 percent convertible notes due 2027 for $16 million pursuant to the equity repurchase program described in the "Liquidity" section below.
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

MERITOR, INC.

    Trends and Uncertainties
     Production Volumes
     The following table reflects estimated commercial truck production volumes for selected original equipment (OE) markets for the three and six months ended March 31, 2015 and 2014 based on available sources and management’s estimates.

	Three Months Ended March 31,		Percent	Six Months Ended March 31,		Percent
	2015	2014	Change	2015	2014	Change
Estimated Commercial Truck production (in thousands)
North America, Heavy-Duty Trucks	79	67	18%	156	127	23%
North America, Medium-Duty Trucks	57	51	12%	115	102	13%
Western Europe, Heavy- and Medium-Duty Trucks	95	92	3%	194	221	(12)%
South America, Heavy- and Medium-Duty Trucks	23	43	(47)%	52	85	(39)%

During fiscal year 2015, we expect an increase in production volumes in North America compared to the levels experienced in fiscal year 2014. We expect production volumes in Western Europe to weaken compared to the levels experienced in fiscal year 2014. We anticipate a significant decrease in production volumes in South America resulting from the difficult economic climate. Production volumes in China are expected to decrease during fiscal year 2015 compared to levels experienced in fiscal year 2014. We expect the market in India to be up in fiscal year 2015 due to an improving economic climate.
Sales for our primary military program were at their peak during the third quarter of fiscal year 2012 and began to decline in fiscal year 2013. The program is expected to continue to wind down in 2015, although a relatively modest level of production may continue beyond 2015. We are working to secure our participation in new military programs with various OEMs. However, if sales of our military programs do return to historical levels, the profitability on these sales could be lower than what we have recognized in recent periods.
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

MERITOR, INC.

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
     Management believes these non-GAAP financial measures are useful to both management and investors in their analysis of the company's financial position and results of operations. In particular, management believes that Adjusted EBITDA, Adjusted EBITDA margin and Adjusted diluted earnings (loss) per share from continuing operations are meaningful measures of performance as they are commonly utilized by management and the investment community to analyze operating performance in our industry. Further, management uses Adjusted EBITDA for planning and forecasting future periods. In addition, we use Segment EBITDA as the primary basis for the Chief Operating Decision Maker (CODM) to evaluate the performance of each of our reportable segments. Segment EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, non-controlling interests in consolidated joint ventures, loss on sale of receivables, restructuring expense and asset impairment charges. Segment EBITDA margin is defined as Segment EBITDA divided by consolidated sales from continuing operations. Management believes that Free cash flow is useful in analyzing our ability to service and repay debt and return value directly to shareholders.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014 (1)	2015	2014 (1)
Adjusted income from continuing operations attributable to the company, net of tax	$42	$24	$77	$37
Loss on debt extinguishment	—	(21)	—	(21)
Restructuring costs	(3)	(2)	(6)	(3)
Income from continuing operations attributable to the company	$39	$1	$71	$13

Adjusted diluted earnings per share from continuing operations	$0.41	$0.24	$0.75	$0.37
Impact of adjustments on diluted earnings per share	(0.03)	(0.23)	(0.05)	(0.24)
Diluted earnings per share from continuing operations	$0.38	$0.01	$0.70	$0.13

(1) Amounts for prior periods have been recast for discontinued operations.

Free cash flow is reconciled to cash flows provided by operating activities below (in millions).

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014 (1)	2015	2014 (1)
Cash provided by operating activities	$38	$22	$29	$18
Capital expenditures	(11)	(13)	(23)	(25)
Free cash flow	$27	$9	$6	$(7)

(1) Amounts for prior periods have been recast for discontinued operations.
Adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. in “Results of Operations” below.

MERITOR, INC.

  Results of Operations
The following is a summary of our financial results is (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014 (2)	2015	2014 (2)
SALES:
Commercial Truck & Industrial	$681	$763	$1,384	$1,490
Aftermarket & Trailer	212	225	420	427
Intersegment Sales	(29)	(34)	(61)	(63)
SALES	$864	$954	$1,743	$1,854
SEGMENT EBITDA:
Commercial Truck & Industrial	$57	$57	$113	$110
Aftermarket & Trailer	30	24	55	45
SEGMENT EBITDA:	87	81	168	155
Unallocated legacy and corporate costs, net (1)	—	(1)	(2)	(3)
ADJUSTED EBITDA:	87	80	166	152
Interest expense, net	(21)	(48)	(40)	(75)
Provision for income taxes	(6)	(8)	(13)	(19)
Depreciation and amortization	(17)	(17)	(32)	(33)
Noncontrolling interests	—	(2)	(1)	(4)
Loss on sale of receivables	(1)	(2)	(3)	(5)
Restructuring costs	(3)	(2)	(6)	(3)
INCOME FROM CONTINUING OPERATIONS, net of tax, attributable to Meritor, Inc.	$39	$1	$71	$13
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax, attributable to Meritor, Inc.	4	—	1	(1)
NET INCOME attributable to Meritor, Inc.	$43	$1	$72	$12
DILUTED EARNINGS (LOSS) PER SHARE attributable to Meritor, Inc.:
Continuing operations	$0.38	$0.01	$0.70	$0.13
Discontinued operations	0.04	—	0.01	(0.01)
Diluted earnings per share	$0.42	$0.01	$0.71	$0.12
DILUTED AVERAGE COMMON SHARES OUTSTANDING	102.9	99.6	102.0	99.2

(1)
Unallocated legacy and corporate costs, net represents items that are not directly related to our business segments. These costs primarily include asbestos-related charges, pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability charges.

(2)	Amounts for prior periods have been recast for discontinued operations.

MERITOR, INC.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
   Sales
The following table reflects total company and business segment sales for the three months ended March 31, 2015 and 2014 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Three Months Ended				Dollar Change Due To
	March 31,		Dollar	%		Volume /
	2015	2014	Change	Change	Currency	Other
Sales:
Commercial Truck & Industrial	$681	$763	$(82)	(11)%	$(53)	$(29)
Aftermarket & Trailer	212	225	(13)	(6)%	(15)	2
Intersegment Sales	(29)	(34)	5	15%	13	(8)
TOTAL SALES	$864	$954	$(90)	(9)%	$(55)	$(35)
     Commercial Truck & Industrial sales were $681 million in the second quarter of fiscal year 2015, down 11 percent compared to the second quarter of fiscal year 2014. Increased sales in North America driven by the continued strengthening of the Class 8 truck market, were more than offset by the strengthening of the US dollar against most currencies, primarily the Brazilian Real and Euro, which unfavorably impacted sales by $53 million in the second quarter of fiscal year 2015 compared to the same period in the prior fiscal year. In addition, macro-economic conditions in South America and China resulted in lower production in these regions, and revenue from our Defense business was lower compared to the same period in the prior fiscal year.
     Aftermarket & Trailer sales were $212 million in the second quarter of fiscal year 2015, down 6 percent compared to the second quarter of fiscal year 2014. The decrease was primarily due to lower revenue from our aftermarket business in Europe driven primarily by the unfavorable impact of the strengthening US dollar.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended March 31, 2015 was $749 million compared to $836 million in the same period in the prior fiscal year, representing a decrease of 10 percent. Total cost of sales was 86.7 percent and 87.6 percent of sales for the three month periods ended March 31, 2015 and 2014, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the second quarter of fiscal year 2015 compared to the same quarter in the prior year (in millions):

Cost of Sales
Three months ended March 31, 2014	$836
Volume, mix and other, net	(32)
Foreign exchange	(55)
Three months ended March 31, 2015	$749
     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Lower material costs	$(47)
Lower labor and overhead costs	(35)
Other, net	(5)
Total change in costs of sales	$(87)

MERITOR, INC.

Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended March 31, 2015 decreased $47 million compared to the same period in the prior fiscal year primarily due to the movement in foreign currency rates, lower volume, and material cost savings.
Labor and overhead costs decreased $35 million compared to the same period in the prior fiscal year primarily due to the movement in foreign currency rates, lower revenue, and savings associated with labor and burden cost reduction programs.
Gross margin for the three months ended March 31, 2015 was $115 million compared to $118 million in the same period last year. Gross margin, as a percentage of sales, was 13.3 percent and 12.4 percent for the three months ended March 31, 2015 and 2014, respectively. This improvement in gross margin percentage was driven by material, labor and burden performance and pricing actions.
Other Income Statement Items
     Selling, general and administrative expenses (SG&A) for the three months ended March 31, 2015 and 2014 are summarized as follows (dollars in millions):

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(1)	(0.1)%	$(2)	(0.2)%	$(1)	(0.1) pts
Short and long-term variable compensation	(4)	(0.5)%	(8)	(0.8)%	(4)	(0.3) pts
All other SG&A	(52)	(6.0)%	(56)	(5.9)%	(4)	0.1 pts
Total SG&A	$(57)	(6.6)%	$(66)	(6.9)%	$(9)	(0.3) pts
All other SG&A represents normal selling, general and administrative expense and generally remained constant year over year.
Restructuring costs of $3 million were recorded during the three months ended March 31, 2015, compared to $2 million for the same period in the prior fiscal year. During the second quarter of fiscal year 2015, $2 million of restructuring costs were recognized by our Commercial Truck & Industrial segment and $1 million by our corporate locations primarily related to employee severance costs. During the second quarter of fiscal year 2014, $1 million of restructuring costs were recognized by our Commercial Truck & Industrial segment and $1 million by our corporate locations primarily related to employee severance costs.
     Operating income for the second quarter of fiscal year 2015 was $55 million, compared to $50 million in the same period in the prior fiscal year. Key items affecting operating income are discussed above.
     Equity in earnings of other affiliates was $9 million for both the second quarter of fiscal year 2015 and 2014.
     Interest expense, net for the second quarter of fiscal year 2015 was $21 million, compared to $48 million in the same period in the prior fiscal year. The decrease was primarily attributable to the capital market transactions we executed in fiscal year 2014 that reduced our gross debt balances and lowered our cost of debt. Specifically, during the second quarter of fiscal year 2014, we exercised a call option to redeem $250 million principal amount of our 10.625 percent notes due 2018 at a premium of 5.313 percent of their principal amount and repaid the balance of our $41 million term loan, both of which were funded by cash and the issuance of $225 million principal amount of our 6.25 percent notes due 2024. We recognized a $21 million loss on debt extinguishment, which is included in interest expense, net, primarily related to the repurchase of our 10.625 percent notes due 2018.
    Provision for income taxes was $6 million in the second quarter of fiscal year 2015 compared to $8 million in the same period in the prior fiscal year. The reduction in tax expense was primarily attributable to lower earnings in jurisdictions in which we recognize tax expense.
Income from continuing operations (before noncontrolling interests) for the second quarter of fiscal year 2015 was $39 million compared to $3 million in the same period in the prior fiscal year. The reasons for the improvement are discussed above.
     Income from discontinued operations, net of tax was $4 million for the three months ended March 31, 2015, primarily related to the resolution of indemnities from certain previously divested businesses.
     Net income attributable to Meritor, Inc. was $43 million for the second quarter of fiscal year 2015 compared to $1 million in the same period in the prior fiscal year. The various factors affecting net income are discussed above.

MERITOR, INC.

Segment EBITDA and EBITDA Margins
Segment EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, noncontrolling interests in consolidated joint ventures, loss on sale of receivables, restructuring expense, and asset impairment charges. We use Segment EBITDA as the primary basis for the Chief Operating Decision Maker (CODM) to evaluate the performance of each of our reportable segments. Segment EBITDA margin is defined as Segment EBITDA divided by consolidated sales from continuing operations.
As discussed previously, we disposed of our Mascot business during the fourth quarter of fiscal year 2014. The Mascot business has been classified as part of discontinued operations at September 30, 2014, and all prior period amounts have been recast to reflect this presentation.
     The following table reflects Segment EBITDA and Segment EBITDA margins for the three months ended March 31, 2015 and 2014 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014	Change	2015	2014	Change
Commercial Truck & Industrial	$57	$57	$—	8.4%	7.5%	0.9 pts
Aftermarket & Trailer	30	24	6	14.2%	10.7%	3.5 pts
Segment EBITDA	$87	$81	$6	10.1%	8.5%	1.6 pts
     Significant items impacting year-over-year Segment EBITDA include the following (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA– Quarter ended March 31, 2014	$57	$24	$81
Impact of foreign currency exchange rates	(2)	(1)	(3)
Volume, mix, pricing and other	2	7	9
Segment EBITDA – Quarter ended March 31, 2015	$57	$30	$87

Commercial Truck & Industrial Segment EBITDA was $57 million in the second quarter of fiscal year 2015 and $57 million in the second quarter of fiscal year 2014. Segment EBITDA margin increased to 8.4 percent compared to 7.5 percent in the same period in the prior fiscal year. Segment EBITDA margin increased primarily due to material, labor and burden performance and incremental pricing, as well as the impact of a $5 million gain associated with our foreign currency option contracts which mitigated the foreign currency impact to the segment. These actions more than offset reduced revenue and unfavorable mix associated with lower commercial vehicle demand in South America and lower revenue from our Defense business.
     Aftermarket & Trailer Segment EBITDA was $30 million in the second quarter of fiscal year 2015 and $24 million in the second quarter of fiscal year 2014. Segment EBITDA margin increased to 14.2 percent compared to 10.7 percent in the same period in the prior fiscal year. The increase in Segment EBITDA and Segment EBITDA margin is primarily due to net material and operational performance, a $1 million gain associated with our foreign currency option contracts which mitigated the foreign currency impact to the segment, and pricing actions executed during the second quarter of fiscal year 2015.

MERITOR, INC.

Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014
   Sales
The following table reflects total company and business segment sales for the six months ended March 31, 2015 and 2014 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Six Months Ended				Dollar Change Due To
	March 31,		Dollar	%		Volume /
	2015	2014	Change	Change	Currency	Other
Sales:
Commercial Truck & Industrial	$1,384	$1,490	$(106)	(7)%	$(88)	$(18)
Aftermarket & Trailer	420	427	(7)	(2)%	(20)	13
Intersegment Sales	(61)	(63)	2	3%	23	(21)
TOTAL SALES	$1,743	$1,854	$(111)	(6)%	$(85)	$(26)
     Commercial Truck & Industrial sales were $1,384 million in the first six months of fiscal year 2015, down 7 percent compared to the first six months of fiscal year 2014. The decrease in sales was the result of the strengthening of the US dollar against most currencies, primarily the Brazilian Real and Euro, which unfavorably impacted sales by $88 million in the first six months of fiscal year 2015 compared to the same period in fiscal year 2014. In addition, unfavorable macro-economic conditions in South America and China resulted in lower production in these regions, and we experienced lower revenue from our Defense business compared to the prior period. The decrease in revenue was partially offset by higher sales in North America, as the Class 8 truck market continued to strengthen and the Euro VI pre-buy favorably impacted European truck sales a year ago.
     Aftermarket & Trailer sales were $420 million in first six months of fiscal year 2015, down 2 percent compared to the first six months of fiscal year 2014. The decrease was primarily due to lower revenue from our aftermarket business in Europe driven by the unfavorable impact of the strengthening US dollar, partially offset by higher revenue from our trailer business.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the six months ended March 31, 2015 was $1,513 million compared to $1,631 million in the prior year, representing a decrease of 7 percent. Total cost of sales was 86.8 percent and 88.0 percent of sales for the six month periods ended March 31, 2015 and 2014, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the first six months of fiscal year 2015 compared to the same period in the prior year (in millions):

Cost of Sales
Six months ended March 31, 2014	$1,631
Volume, mix and other, net	(34)
Foreign exchange	(84)
Six months ended March 31, 2015	$1,513
     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Lower material costs	$(58)
Lower labor and overhead costs	(56)
Other, net	(4)
Total change in costs of sales	$(118)

MERITOR, INC.

Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the six months ended March 31, 2015 decreased $58 million compared to the same period in the prior fiscal year primarily due to the movement in foreign currency rates, lower volume, and material cost savings.
Labor and overhead costs for the six months ended March 31, 2015 decreased $56 million compared to the same period in the prior fiscal year primarily due to the movement in foreign currency rates, lower revenue, savings associated with labor and burden cost reduction programs.
Gross margin for the six months ended March 31, 2015 was $230 million compared to $223 million in the same period last year. Gross margin, as a percentage of sales, was 13.2 percent and 12.0 percent for the six months ended March 31, 2015 and 2014, respectively. This improvement in gross margin percentage was primarily driven by material, labor and burden performance and incremental pricing.
Other Income Statement Items
     Selling, general and administrative expenses for the six months ended March 31, 2015 and 2014 are summarized as follows (dollars in millions):

	Six Months Ended		Six Months Ended
	March 31, 2015		March 31, 2014		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(3)	(0.2)%	$(5)	(0.3)%	$(2)	(0.1) pts
Short and long-term variable compensation	(12)	(0.7)%	(14)	(0.7)%	(2)	0.0 pts
Long-term liability reduction	—	—%	5	0.3%	5	0.3 pts
All other SG&A	(107)	(6.1)%	(111)	(6.0)%	(4)	0.1 pts
Total SG&A	$(122)	(7.0)%	$(125)	(6.7)%	$(3)	0.3 pts
      In the first quarter of fiscal year 2014, we executed a change to our long-term disability benefit plan reducing the duration for which we provide medical and dental benefits to individuals on long-term disability to be more consistent with market practices. This resulted in a $5 million reduction in the liability associated with these benefits.
All other SG&A represents normal selling, general and administrative expense and generally remained constant year over year.
Restructuring costs of $6 million and $3 million were recorded during the first six months of March 31, 2015 and 2014, respectively. During the first six months of fiscal year 2015, $5 million of restructuring costs were recognized by our Commercial Truck & Industrial segment and $1 million by our corporate locations, primarily related to employee severance. The restructuring costs incurred in the first six months of fiscal year 2014 primarily relate to employee severance in our Commercial Truck & Industrial segment.
     Operating income for the first six months of fiscal year 2015 was $103 million, compared to $94 million in the same period in the prior fiscal year. Key items affecting operating income are discussed above.
     Equity in earnings of other affiliates was $18 million in the first six months of fiscal year 2015, compared to $17 million in the same period in the prior fiscal year.
     Interest expense, net for the first six months of fiscal year 2015 was $40 million, compared to $75 million in the same period in the prior fiscal year. The decrease was primarily attributable to the capital market transactions we executed in fiscal year 2014 that reduced our gross debt balances and lowered our cost of debt. Specifically, during the first six months of fiscal year 2014, we exercised a call option to redeem $250 million principal amount of our 10.625 percent notes due 2018 at a premium of 5.313 percent of their principal amount and repaid the balance of our $45 million term loan, both of which were funded by cash and the issuance of $225 million principal amount of our 6.25 percent notes due 2024. We recognized a $21 million loss on debt extinguishment, which is included in interest expense, net, primarily related to the repurchase of our 10.625 percent notes due 2018.
    Provision for income taxes was $13 million in the first six months of fiscal year 2015 compared to $19 million in the same period in the prior fiscal year. The reduction in tax expense was primarily attributable to a tax law change and lower earnings in jurisdictions in which we recognize tax expense.
Income from continuing operations (before noncontrolling interests) for the first six months of fiscal year 2015 was $72 million compared to $17 million in the same period in the prior fiscal year. The reasons for the improvement are discussed above.

MERITOR, INC.

Income from discontinued operations, net of tax was $1 million for the first six months of fiscal year 2015, primarily related to the resolution of indemnities from certain previously divested businesses. Loss from discontinued operations, net of tax was $1 million for the same period in the prior fiscal year, primarily related to our former Mascot business.
     Net income attributable to Meritor, Inc. was $72 million for the first six months of fiscal year 2015 compared to $12 million in the same period in the prior fiscal year. The various factors affecting net income are discussed above.

Segment EBITDA and EBITDA Margins
Segment EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, noncontrolling interests in consolidated joint ventures, loss on sale of receivables, restructuring expense, and asset impairment charges. We use Segment EBITDA as the primary basis for the Chief Operating Decision Maker (CODM) to evaluate the performance of each of our reportable segments. Segment EBITDA margin is defined as Segment EBITDA divided by consolidated sales from continuing operations.
As discussed previously, we disposed of our Mascot business during the fourth quarter of fiscal year 2014. The Mascot business has been classified as part of discontinued operations at September 30, 2014, and all prior period amounts have been recast to reflect this presentation.
     The following table reflects Segment EBITDA and Segment EBITDA margins for the six months ended March 31, 2015 and 2014 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	Six Months Ended March 31,			Six Months Ended March 31,
	2015	2014	Change	2015	2014	Change
Commercial Truck & Industrial	$113	$110	$3	8.2%	7.4%	0.8 pts
Aftermarket & Trailer	55	45	10	13.1%	10.5%	2.6 pts
Segment EBITDA	$168	$155	$13	9.6%	8.4%	1.2 pts
     Significant items impacting year-over-year Segment EBITDA include the following (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA– Six months ended March 31, 2014	$110	$45	$155
Higher earnings from unconsolidated affiliates	1	—	1
Impact of foreign currency exchange rates	(5)	(2)	(7)
Volume, mix, pricing and other	7	12	19
Segment EBITDA – Six months ended March 31, 2015	$113	$55	$168

Commercial Truck & Industrial Segment EBITDA was $113 million in the first six months of fiscal year 2015 and $110 million in same period in the prior fiscal year. Segment EBITDA margin increased to 8.2 percent compared to 7.4 percent in the same period in the prior fiscal year. The increase in Segment EBITDA and Segment EBITDA margin reflects the continued execution of our M2016 initiatives, including material, labor and burden performance and incremental pricing, as well as the impact of a $5 million gain associated with our foreign currency option contracts which mitigated the foreign currency impact to the segment. Our results were partially offset by lower commercial vehicle demand in South America, Europe, and China, and lower revenue from our Defense business.

  Aftermarket & Trailer Segment EBITDA was $55 million in the first six months of fiscal year 2015 and $45 million in the same period in the prior fiscal year. Segment EBITDA margin increased to 13.1 percent compared to 10.5 percent in the same period in the prior year. The increase in Segment EBITDA and Segment EBITDA margin is primarily due to net material and operational performance, a $1 million gain associated with our foreign currency option contracts which mitigated the foreign currency impact to the segment, and pricing actions executed in the second quarter of fiscal year 2015.

MERITOR, INC.

Financial Condition
Cash Flows (in millions)

	Six Months Ended March 31,
	2015	2014
OPERATING CASH FLOWS
Income from continuing operations	$72	$17
Depreciation and amortization	32	33
Restructuring costs	6	3
Loss on debt extinguishment	1	21
Equity in earnings of affiliates	(18)	(17)
Pension and retiree medical expense	14	20
Dividends received from equity method investments	10	11
Pension and retiree medical contributions	(24)	(19)
Restructuring payments	(3)	(4)
Increase in working capital	(63)	(58)
Changes in off-balance sheet accounts receivable factoring	40	17
Other, net	(31)	3
Cash flows provided by continuing operations	36	27
Cash flows used for discontinued operations	(7)	(9)
CASH PROVIDED BY OPERATING ACTIVITIES	$29	$18
     Cash provided by operating activities in the first six months of fiscal year 2015 was $29 million compared to $18 million in the same period of fiscal year 2014 primarily due to improvement in earnings from operations and more cash provided by our accounts receivable factoring programs.

	Six Months Ended March 31,
	2015	2014
INVESTING CASH FLOWS
Capital expenditures	$(23)	$(25)
Net investing cash flows provided by discontinued operations	4	3
CASH USED FOR INVESTING ACTIVITIES	$(19)	$(22)
     Cash used for investing activities was $19 million in the first six months of fiscal year 2015 compared to $22 million in the same period in fiscal year 2014.

	Six Months Ended March 31,
	2015	2014
FINANCING CASH FLOWS
Repayment of notes and term loan	$(16)	$(308)
Proceeds from debt issuance	—	225
Debt issuance costs	—	(9)
Repurchase of common stock	(16)	—
Other financing activities	(6)	13
CASH USED FOR FINANCING ACTIVITIES	$(38)	$(79)
     Cash used for financing activities was $38 million in the first six months of fiscal year 2015 compared to $79 million in the same period of fiscal year 2014. In the first six months of fiscal year 2015, we spent $16 million on the repurchase of our 4.0 percent convertible notes due 2027 and an additional $16 million on the repurchase of 1.2 million shares of our common stock (see Note 20 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report).

MERITOR, INC.

In the second quarter of fiscal year 2014, we issued $225 million of 6.25 percent senior unsecured notes due in 2024. Net proceeds from the issuance of these notes were used along with available cash to retire the $250 million 10.625 percent notes due in 2018 at a premium of $13 million. The outstanding term loan balance of $45 million was paid in the first six months of fiscal year 2014.

Liquidity
Our outstanding debt, net of discounts where applicable, is summarized as follows (in millions).

	March 31,	September 30,
	2015	2014
Fixed-rate debt securities	$500	$500
Fixed-rate convertible notes	432	446
Unamortized discount on convertible notes	(26)	(31)
Other borrowings	44	57
Total debt	$950	$972
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
In December 2014, we filed a shelf registration statement with the Securities and Exchange Commission, registering an unlimited amount of debt and/or equity securities that we may offer in one or more offerings on terms to be determined at the time of sale.  The December 2014 shelf registration statement superseded and replaced the shelf registration statement filed in February 2012, as amended.
     We believe our current financing arrangements provide us with the financial flexibility required to maintain our operations and fund future growth, including actions required to improve our market share and further diversify our global operations, through the term of our revolving credit facility, which matures in February 2019.

MERITOR, INC.

     Sources of liquidity as of March 31, 2015, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 3/31/15	Readily Available as of 3/31/15	Current Expiration
On-balance sheet arrangements:
Revolving credit facility (1)	$499	$—	$499	February 2019
Committed U.S. accounts receivable securitization (2)	100	—	69	October 2017
Total on-balance sheet arrangements	$599	$—	$568
Off-balance sheet arrangements: (2)
Swedish Factoring Facility	$163	$128	$—	June 2015
U.S. Factoring Facility	71	85	—	October 2015
U.K. Factoring Facility	27	6	—	February 2018
Italy Factoring Facility	33	18	—	June 2017
Other uncommitted factoring facilities	22	17	—	Various
Letter of credit facility	30	25	5	March 2019
Total off-balance sheet arrangements	346	279	5
Total available sources	$945	$279	$573

(1)
The availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant and a reduction to $410 million in April 2017 as discussed under “Revolving Credit Facility” below.

(2)	Availability subject to adequate eligible accounts receivable available for sale.
Cash and Liquidity Needs – Our cash and liquidity needs have been affected by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At March 31, 2015, we had $207 million in cash and cash equivalents.
     Our availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant, as defined in the agreement, which may limit our borrowings under the agreement as of each quarter end. As long as we are in compliance with those covenants as of the quarter end, we have full availability (up to the amount of collateral under the collateral test) under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At March 31, 2015, we were in compliance with all covenants under our credit agreement.
Equity and Equity-Linked Repurchase Authorization – In June 2014, our Board of Directors authorized the repurchase of up to $210 million of our equity and equity-linked securities (including convertible debt securities), subject to the achievement of our M2016 net debt reduction target and compliance with legal and regulatory requirements and our debt covenants. In September 2014, our Board authorized the repurchase of up to $40 million of our equity or equity-linked securities (including convertible debt securities) under the $210 million authorization that may be made annually without regard to achievement of the M2016 net debt reduction target. These authorizations have no stated expiration. Under the program, the company repurchased 1.2 million shares of its common stock for $16 million during the second quarter of fiscal year 2015 through open market transactions. Also, in the second quarter of fiscal year 2015, the company repurchased $15 million principal amount of its 4.0 percent convertible notes due 2027 for $16 million (see Note 16 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report)). The amount remaining available for repurchases under the authorization is $179 million at March 31, 2015.
Debt Repurchase Program - On January 22, 2015, the Offering Committee of our Board of Directors approved a repurchase program for up to $150 million of any of our public debt securities (including convertible debt securities) from time to time through open market purchases or privately negotiated transactions or otherwise, until September 30, 2016, subject to compliance with legal and regulatory requirements and our debt covenants. This repurchase program is in addition to the equity and equity-linked repurchase authorizations described above.

MERITOR, INC.

Issuance of 2024 Notes - On February 13, 2014, we completed a public offering of debt securities consisting of the issuance of $225 million principal amount of 10-year, 6.25 percent notes due February 15, 2024 (the "2024 Notes"). The 2024 Notes were offered and sold pursuant to our February 2012 shelf registration statement. The proceeds from the sale of the 2024 Notes, net of fees, were $221 million and, together with cash on hand, were used to repurchase $250 million of our outstanding 10.625 percent notes due 2018. The 2024 Notes constitute senior unsecured obligations of Meritor and rank equally in right of payment with its existing and future senior unsecured indebtedness, and effectively junior to existing and future secured indebtedness to the extent of the security therefor. They are guaranteed on a senior unsecured basis by each of our subsidiaries from time to time guaranteeing the senior secured credit facility. Prior to February 15, 2017, we may redeem up to 35 percent of the aggregate principal amount of the 2024 Notes with the net cash proceeds of one or more public sales of our common stock at a redemption price equal to 106.25 percent of the principal amount of the 2024 Notes to be redeemed, plus accrued and unpaid interest, if any, on the 2024 Notes to be redeemed provided that at least 65 percent of the aggregate principal amount of 2024 Notes originally issued remains outstanding after each such redemption and notice of any such redemption is mailed within 90 days of any such sale of common stock. Prior to February 15, 2019, we may redeem up to 100 percent of the aggregate principal amount of the 2024 Notes issued on the initial issue date at a redemption price equal to the sum of 100% of principal amount of the 2024 Notes to be redeemed, plus the applicable premium as of the redemption date on the 2024 Notes to be redeemed, plus accrued and unpaid interest, if any. On or after February 15, 2019, 2020, 2021 and 2022, we have the option to redeem the 2024 Notes, in whole or in part, at the redemption price of 103.125 percent, 102.083 percent, 101.042 percent, and 100.000 percent, respectively.
If a Change of Control (as defined in the indenture under which the 2024 Notes were issued) occurs, unless we have exercised our right to redeem the securities, each holder of the 2024 Notes may require us to repurchase some or all of such holder's securities at a purchase price equal to 101 percent of the principal amount to be repurchased, plus accrued and unpaid interest, if any.
Repurchase of 2027 Notes - In February 2015, we repurchased $15 million of our 4.0 percent convertible notes due February 15, 2027. The notes were purchased at a premium equal to 6 percent of their principal amount. The repurchase of $15 million of 4.0 percent convertible notes was accounted for as an extinguishment of debt, and accordingly, we recognized a net loss on debt extinguishment of $1 million, the majority of which is premium. The net loss on debt extinguishment is included in interest expense, net in the consolidated statement of operations.
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
  The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement. At March 31, 2015, we were in compliance with all covenants under the revolving credit facility with a ratio of approximately 0.34 for the priority debt-to-EBITDA ratio covenant.
     The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At March 31, 2015, the revolving credit facility was collateralized by approximately $622 million of our assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and our investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating. At March 31, 2015, the margin over LIBOR rate was 325 basis points, and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 225 basis points.

MERITOR, INC.

Certain of our subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under our indentures (see Note 22 of the Notes to to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).
No borrowings were outstanding under the revolving credit facility at March 31, 2015 and September 30, 2014. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At March 31, 2015 and September 30, 2014, there were no letters of credit outstanding under the revolving credit facility.
U.S. Securitization Program – We have a $100 million U.S. accounts receivables securitization facility. On October 15, 2014, we entered into an amendment which extends the facility expiration date to October 15, 2017 and sets the maximum permitted priority-debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility at 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the condensed consolidated balance sheet. At March 31, 2015 and September 30, 2014, no amounts, including letters of credit, were outstanding under this program. This securitization program contains a cross default to our revolving credit facility. At March 31, 2015, we were in compliance with all covenants under our credit agreement (see Note 16). At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
Capital Leases – On March 20, 2012, we entered into an arrangement to finance equipment acquisitions at our various U.S. locations. Under this arrangement, we can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, we can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. We had $12 million and $13 million outstanding under this capital lease arrangement as of March 31, 2015 and September 30, 2014, respectively. In addition, we had another $10 million and $13 million outstanding through other capital lease arrangements at March 31, 2015 and September 30, 2014, respectively.
Export financing arrangements – We entered into a number of export financing arrangements through our Brazilian subsidiary during fiscal year 2014. The export financing arrangements are issued under an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs. The arrangements bear interest at 5.5 percent and have maturity dates in 2016 and 2017. There were $22 million and $29 million outstanding under these arrangements at March 31, 2015 and September 30, 2014, respectively. In addition, we had another $2 million outstanding under a similar arrangement through an India subsidiary at September 30, 2014, which had no outstanding balance at March 31, 2015.
Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under our revolving credit facility if the defaulted amount exceeds $35 million per bank. As of March 31, 2015 and September 30, 2014, we had $20 million and $32 million, respectively, outstanding under this program at more than one bank.
Credit Ratings – At March 31, 2015, our Standard & Poor’s corporate credit rating, senior secured credit rating, and senior unsecured credit rating were B+, BB and B, respectively. On March 9, 2015, Moody’s Investors Service upgraded our corporate credit rating, senior secured credit rating, and senior unsecured credit rating to B1, Ba1 and B2, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.

MERITOR, INC.

Off-Balance Sheet Arrangements
     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at March 31, 2015, of $254 million, of which $213 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $41 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under “Liquidity.”
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
     Letter of Credit Facilities – On February 21, 2014, we amended and restated our letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, we have the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million through December 19, 2015. From December 20, 2015 through March 19, 2019, the aggregate availability is $25 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. At March 31, 2015 and September 30, 2014, we had $25 million of letters of credit outstanding under this facility. In addition, we had another $6 million and $9 million of letters of credit outstanding through other letter of credit facilities at March 31, 2015 and September 30, 2014, respectively.
Contingencies
Contingencies related to environmental, asbestos and other matters are discussed in Note 19 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
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
     As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For the second quarter of fiscal year 2015, our reported financial results were adversely affected by the appreciation of the U.S. dollar against foreign currencies relative to the prior year. We generally do not hedge against our foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies. In the first quarter of fiscal year 2015, due to the volatility of the Brazilian Real as compared to the U.S. dollar, we entered into a series of foreign currency option contracts that do not qualify for hedge accounting but are expected to mitigate foreign currency translation exposure of Brazilian Real earnings to U.S. dollars. In the second quarter of

MERITOR, INC.

fiscal year 2015, we monetized these outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2015. Changes in fair value associated with these contracts are recorded in other income (expense), net, in the consolidated statement of operations.
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
 We use foreign currency option contracts to mitigate foreign currency exposure on expected future Indian Rupee denominated purchases. In the second quarter of fiscal year 2015, we monetized our outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2017. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.
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
Included below is a sensitivity analysis to measure the potential gain (loss) in the fair value of financial instruments with exposure to market risk (in millions). The model assumes a 10 percent hypothetical change (increase or decrease) in exchange rates and instantaneous, parallel shifts of 50 basis points in interest rates.
Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase (Decrease) in
Foreign Currency Sensitivity:
Forward contracts in USD	$1.1	$(1.1)	Fair Value
Forward contracts in Euro	(2.3)	2.3	Fair Value
Foreign currency denominated debt (1)	3.0	(3.0)	Fair Value
Foreign currency option contracts in USD	(0.1)	2.3	Fair Value
Foreign currency option contracts in Euro	(1.5)	3.5	Fair Value

	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase (Decrease) in
Interest Rate Sensitivity:
Debt - fixed rate (2)	$(38.6)	$40.4	Fair Value
Debt – variable rate	—	—	Cash flow
Interest rate swaps	—	—	Fair Value

(1)
Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

At March 31, 2015, a 10% decrease in quoted currency exchange rates would result in a potential loss of $3 million in foreign currency denominated debt. At March 31, 2015, a 10% increase in quoted currency exchange rates would result in a potential gain of $3 million in foreign currency denominated debt.

(2)
At March 31, 2015, the fair value of outstanding debt was $1,136 million. A 50 basis points decrease in quoted interest rates would result in an increase of $40 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in an decrease of $39 million in the fair value of fixed rate debt.

MERITOR, INC.

Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
     In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

MERITOR, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth in this Quarterly Report below and under Note 19 “Contingencies,” there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as amended.
On July 10, 2014, Sistemas Automotrices de Mexico, S.A. de C.V. (“Sisamex”), a Mexican joint venture between our subsidiary Meritor Heavy Vehicle Systems, LLC (“Meritor HVS”) and Quimmco, S.A. de C.V. ("Quimmco"), filed a lawsuit against Meritor HVS in the Northern District of Illinois, seeking, among other relief, a declaration of Sisamex’s exclusive right to manufacture certain products and the components thereof for sale in Mexico. On July 13, 2014, Meritor HVS filed a lawsuit against Sisamex and Quimmco in the Northern District of Illinois, seeking, among other relief, a declaration that Sisamex may not manufacture without Meritor HVS's consent the components at issue in Sisamex's lawsuit and that Sisamex must instead purchase those components from Meritor HVS. On July 23, 2014, the parties to the two actions filed a joint motion seeking an order that the two actions are related and that both actions be heard before the same judge. The motion was granted. Shortly after the cases were filed, both parties filed cross motions to dismiss the other party’s complaint. The Court heard oral arguments on the motions on November 24, 2014 and on January 28, 2015 denied both parties' motions. The case is currently in discovery.
Item 1A. Risk Factors
There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as amended, except as follows:
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
At March 31, 2015, our Standard & Poor’s corporate credit rating, senior secured credit rating, and senior unsecured credit rating were B+, BB and B, respectively. On March 9, 2015, Moody’s Investors Service upgraded our corporate credit rating, senior secured credit rating, and senior unsecured credit rating to B1, Ba1 and B2, respectively. There are a number of factors, including our ability to achieve the intended benefits from restructuring and other strategic activities on a timely basis, that could result in lowering of our credit ratings. The rating agencies' opinions about our creditworthiness may also be affected by their views of industry conditions generally, including their views concerning the financial condition of our major OEM customers. If the credit rating agencies perceive further weakening in the industry, they could lower our ratings. Declines in our ratings could reduce our access to capital markets, further increase our borrowing costs and result in lower trading prices for our securities.
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
On February 6, 2015, the Chinese accounting firms agreed to a censure and to pay $500,000 each to the SEC to settle the dispute and avoid suspension of their ability to practice before the SEC and audit U.S.-listed companies. The settlement requires the Chinese accounting firms to follow specific procedures to provide the SEC with access to these Chinese accounting firms’ audit documents via the China Securities Regulatory Commission. If the Chinese accounting firms do not comply with the specified procedures, the SEC could impose penalties including suspensions or recommence the administrative proceedings.

MERITOR, INC.

As our independent registered public accounting firm utilizes the work of its Chinese affiliate in auditing our Chinese operations, we may be adversely affected if the Chinese affiliate of our independent registered public accounting firm fails to comply with the specified procedures, and the SEC suspends the Chinese affiliate or recommences the administrative proceedings. If we (like other U.S. multinational companies similarly situated) were not able to timely file our periodic reports with the SEC because our independent registered public accounting firm concludes that a scope limitation exists with respect to the audit of our annual financial statements or the review of our quarterly financial statements, this could adversely impact our ability to raise capital in the U.S. public markets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchases as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - 31, 2015	205,900	$12.86	205,900	$207,351,302
February 1 - 28, 2015	968,150	$13.33	968,150	$179,446,878
Total	1,174,050		1,174,050	$179,446,878

(1)	Average price paid per share.

(2)
On June 23, 2014, we announced that our Board of Directors authorized the repurchase of up to $210 million of our equity and equity-linked securities (including convertible debt securities), subject to the achievement of our M2016 net debt reduction target and compliance with legal and regulatory requirements and our debt covenants. In September 2014, our Board authorized the repurchase of up to $40 million of our equity or equity-linked securities (including convertible debt securities) under the $210 million authorization that may be made annually without regard to achievement of the M2016 net debt reduction target. These authorizations have no stated expiration. Under the program, we repurchased 1.2 million shares of our common stock for $16 million during the second quarter of fiscal year 2015 through open market transactions. Also, in the second quarter of fiscal year 2015, we repurchased $15 million principal amount of our 4.0 percent convertible notes due 2027 for $16 million (see Note 16). The amounts shown in this column give effect to the repurchase of $15 million principal amount of our convertible notes under the repurchase authorization during February 2015 that are in addition to the repurchases of our common stock shown in this table. The amount remaining available for repurchases under the authorization is $179 million at March 31, 2015.

     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of Part II of this Quarterly Report on Form 10-Q. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the second quarter of fiscal 2015.

MERITOR, INC.

Item 5. Other Information
Cautionary Statement
This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to reduced production for certain military programs and our ability to secure new military programs as our primary military program winds down by design through 2015; reliance on major original equipment manufacturer (“OEM”) customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to manage demand expectations in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, in the event one or more countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); rising costs of pension and other postemployment benefits; the ability to achieve the expected benefits of restructuring actions; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; possible changes in accounting rules; and other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of our Annual Report on Form 10-K for the year ended September 30, 2014, as amended: Item 1. Business, “Customers; Sales and Marketing”; “Competition”; “Raw Materials and Supplies”; “Employees”; “Environmental Matters”; “International Operations”; and “Seasonality; Cyclicality”; Item 1A.Risk Factors; Item 3.Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Amendments to By-laws
On April 28, 2015, our Board of Directors approved and adopted the Amended and Restated By-Laws of the company, which includes, among other things, the following amendments:

i.
creating the office of Executive Chairman of the Board of Directors in lieu of the office of Chairman of the Board of Directors, who will be responsible for the general oversight of the operation and affairs of the company;

ii.
creating the office of Chief Executive Officer and President in lieu of the office of President, who will, subject to the general oversight of the Executive Chairman of the Board of Directors, be responsible for the day-to-day management and overall charge of the administration and operation of the company’s business and the general supervision of the policies and affairs of the company;

iii.
providing that the Chief Executive Officer and President may appoint and remove certain officers and agents, prescribe such person’s powers and duties, and may authorize any officer to appoint and remove agents and employees and to prescribe their powers and duties;

iv.	providing that officers may resign by giving written notice to, among others, the Chief Executive Officer and President;

v.	providing that the Executive Chairman of the Board of Directors or the Chief Executive Officer and President may designate any Vice Presidents as executive, senior or assistant Vice Presidents;

vi.
amending the references to the Chairman of the Board of Directors and the President in the By-Laws to reflect their redesignation as Executive Chairman of the Board of Directors and Chief Executive Officer and President, respectively;

MERITOR, INC.

vii.	eliminating the office of Vice Chairman of the Board of Directors and all references thereto in the By-Laws;

viii.
changing the deadline for a public announcement by the company of an increase in the size of the Board or the nomination by the Board of new candidates for election, from 70 to 100 days before the anniversary date of the preceding year’s annual meeting - any such public announcement by the company after such deadline would allow shareholders 10 additional days from the date of such public announcement to submit timely nominations for nominees for the election of directors - and clarifying that the number of nominees that may be nominated by any shareholder pursuant to the additional 10-day period described above is limited to a number equal to the number of new candidates nominated by the Board; and

ix.	other minor and conforming changes.

The Amended and Restated By-Laws were effective on April 29, 2015, following adoption by the Board. The foregoing description of the amendments is qualified in its entirety by reference to the full text of the amendments to the By-Laws filed as Exhibit 3-b-1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Appointment of Executive Chairman of the Board of Directors

On April 29, 2015, we announced that effective immediately, the Board had appointed Ivor J. Evans, age 72, our Chairman of the Board of Directors and Chief Executive Officer, to the new position of Executive Chairman of the Board of Directors. Effective on that date, Mr. Evans will no longer serve as our Chief Executive Officer. A copy of the company’s press release dated April 29, 2015 is filed as Exhibit 99 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

In connection with Mr. Evans’s new role with the company, his annual base salary will be reduced to $800,000 effective May 1, 2015.
Appointment of Chief Executive Officer and President and New Director

On April 29, 2015, we announced that effective immediately, the Board had appointed Jeffrey A. Craig, age 54, our President and Chief Operating Officer, as Chief Executive Officer and President, succeeding Mr. Evans as Chief Executive Officer. In addition, effective April 29, 2015, following the expansion of the Board to ten members, Mr. Craig was elected by the Board as a Director to fill the vacancy created by such expansion and to serve as a Class II Director until our 2017 Annual Meeting of Shareowners and until his successor is duly elected and qualified. A copy of the company’s press release dated April 29, 2015 is filed as Exhibit 99 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Mr. Craig served as our President and Chief Operating Officer from June 2014 to April 2015, as our Senior Vice President and President of Commercial Truck and Industrial from February 2013 until May 2014, as our Senior Vice President and Chief Financial Officer from January 2009 to January 2013, as our Acting Controller from May 2008 to January 2009, as our Senior Vice President and Controller from July 2007 to May 2008 and as our Vice President and Controller from May 2006 to July 2007. Mr. Craig also served as the President and Chief Executive Officer of GMAC Commercial Finance (commercial lending business) from 2001 to May 2006. There are no relationships or arrangements regarding Mr. Craig that are disclosable pursuant to Items 401(b), 401(d) or 404(a) of Regulation S-K.
In consideration of his increased responsibilities, Mr. Craig’s compensation will be changed as follows: (i) his annual base salary will increase to $850,000 effective May 1, 2015; (ii) his 2015 target award (as a percentage of his annual base salary) under the Incentive Compensation Plan, as amended (the “ICP”), will be 100%; (iii) he will receive an additional long-term incentive award under the 2010 Long-Term Incentive Plan, as amended (the “2010 LTIP”), with respect to the fiscal 2015-2017 cycle with a grant date value of $1.7 million to be granted on August 1, 2015, provided that he continues to serve as our Chief Executive Officer and President on the date of grant; and (iv) his long-term incentive award under the 2010 LTIP with respect to the fiscal 2016-2018 cycle to be granted on December 1, 2015 will have a grant date value of $3.5 million, provided that he continues to serve as our Chief Executive Officer and President on the date of grant.
In addition, we entered into an amended and restated employment letter with Mr. Craig in connection with his appointment as Chief Executive Officer and President, which replaces his previous employment letter. The amended and restated employment letter provides for, among other things: (i) base salary; (ii) participation in annual incentive awards under the ICP; (iii) eligibility for equity and cash awards under the 2010 LTIP; (iv) participation in our employee health and welfare benefit plans; (v) eligibility to receive a car allowance, a financial counseling allowance and personal excess liability coverage; (vi) participation in our 401(k) plan and supplemental savings plan; (vii) eligibility for certain severance benefits payable in connection with a separation of service with the company (A) without Cause (as defined in the amended and restated employment letter), (B) in the event of Mr. Craig’s death or disability or (C) in connection with a Change in Control (as defined in the 2010 LTIP).

MERITOR, INC.

The terms of Mr. Craig’s amended and restated employment letter are substantially the same as his prior employment letter, except as described below:

•
if we terminate Mr. Craig’s employment without Cause: (i) his severance pay, at his then-current salary, would be for a severance period of 12 months, rather than 30 months, (ii) his participation in the current year annual incentive would be on a full year basis, based on actual performance, rather than a pro rata portion based on his actual time worked and (iii) his life insurance coverage, short and long-term disability coverage and health insurance coverage would be for the shorter 12-month severance period.

•
if Mr. Craig’s employment is terminated as a result of a Change in Control (or within one year after a Change in Control (other than for Cause)), he would receive the same severance benefits as described above for a termination without Cause for a severance period of 24 months, rather than 30 months, except that (i) he would receive the full target amount of the current year annual incentive within 30 days of his separation of service and (ii) his life insurance coverage, short and long-term disability coverage and health insurance coverage would be for the shorter 24-month severance period.

•
if Mr. Craig’s employment is terminated due to his death, in addition to the death benefits under this prior employment letter, (i) any forfeiture or vesting of restricted shares, RSUs, performance shares and stock options and payouts under cash performance shares will be in accordance with the terms of the 2010 LTIP and any applicable award agreements, (ii) his spouse and other dependents will receive continued medical, dental and/or vision coverage for a six-month period and (iii) his beneficiaries would be entitled to payments of all death benefits under our 401(k) and supplemental 401(k) plans and pension plans, if applicable, in accordance with their terms.

The descriptions of the amended and restated employment letter and Mr. Craig’s revised compensation as Chief Executive Officer and President are qualified in their entirety by reference to the full text of the compensation letter dated April 29, 2015 from the company and the amended and restated employment letter, copies of which are filed as Exhibits 10-a-1 and 10-a-2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

3-b	By-laws of Meritor, filed as Exhibit 3 to Meritor's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003 (File No. 1-15983), is incorporated by reference.
3-b-1	Amendments to By-laws of Meritor effective April 29, 2015**
3-b-2	Amended and Restated By-laws of Meritor effective April 29, 2015**
10-a-1	Compensation Letter for Jeffrey A. Craig dated April 29, 2015**
10-a-2	Amended and Restated Employment Letter between Meritor and Jeffrey A. Craig dated April 29, 2015**
12	Computation of ratio of earnings to fixed charges**
23	Consent of Bates White LLC**
31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act**
31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act**
32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350**
32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350**
99	Press release of Meritor dated April 29, 2015**
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

** Filed herewith.

MERITOR, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERITOR, INC.

Date:	April 30, 2015	By:	/s/	Sandra J. Quick
Sandra J. Quick
Senior Vice President, General Counsel, and Corporate Secretary
(For the registrant)

Date:	April 30, 2015	By:	/s/	Kevin A. Nowlan
Kevin A. Nowlan
Senior Vice President and Chief Financial Officer