Form 10-K/A
period 2014-12-31
MERITOR INC
filed 2015-06-17
CIK 1113256

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
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on March 28, 2014 (the last business day of the most recently completed second fiscal quarter) was approximately $1,147,375,565

96,551,713 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on June 15, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant held on January 22, 2015 is incorporated by reference into Part III of the Annual Report on Form 10-K for the fiscal year ended September 28, 2014.

EXPLANATORY NOTE - AMENDMENT

Meritor, Inc. (the “company” or “Meritor”) is filing this Form 10-K/A (Amendment No. 2) to include in its Annual Report on Form 10-K for the fiscal year ended September 28, 2014 (the “Annual Report”), pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, financial statements and related notes of Master Sistemas Automotivos Ltda. (“MSA”), an unconsolidated joint venture incorporated in Brazil in which the company owns an interest. Meritor owns a 49% interest in MSA (directly).
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
MSA met the significance test for Meritor's 2013 fiscal year. Therefore, Meritor is required to file audited financial statements as of and for the fiscal year ended December 31, 2013 ("2013") and the company has included in this Amendment No. 2 on Form 10-K/A the required audited financial statements for the 2013 fiscal year. MSA did not meet such significance test for Meritor's fiscal years 2014 and 2012. Therefore, Meritor is only required to file unaudited financial statements as of and for the fiscal years ended December 31, 2014 ("2014") and December 31, 2012 ("2012") and the company has included in this Amendment No. 2 on Form 10-K/A the required unaudited financial statements for the 2014 and 2012 fiscal years.
Effective January 1, 2009, Brazil adopted International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). The financial statements of MSA for 2014, 2013, and 2012 have been prepared in accordance with IFRS as issued by the IASB. Reconciliations between IFRS as issued by the IASB and U.S. GAAP are not required pursuant to SEC Release numbers 33-8879 and 34-57026.
Item 15 is the only portion of the Annual Report being supplemented or amended by this Amendment No. 2 on Form 10-K/A. Additionally, in connection with the filing of this Amendment No. 2 on Form 10-K/A and pursuant to SEC rules, Meritor is including the consents of the independent auditors of MSA and currently dated certifications. This Amendment No. 2 on Form 10-K/A does not otherwise update any exhibits as originally filed, except for Exhibits 10-a-4, 10-a-5, 10-a-6, 10-b-2, 3-b-1, 3-b-2, 21-a, and 23-d, and does not otherwise reflect events occurring after the original filing date of the Annual Report. Accordingly, this Amendment No. 2 on Form 10-K/A should be read in conjunction with Meritor’s filings with the SEC subsequent to the filing of the Annual Report.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements, Financial Statement Schedules and Exhibits.
(1) Financial Statements.
Meritor
The following financial statements and related notes were filed as part of the Annual Report filed with the SEC on November 20, 2014 (all financial statements listed below are those of the company and its consolidated subsidiaries):
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
Consolidated Statement of Cash Flows, years ended September 30, 2014, 2013 and 2012.
Consolidated Statement of Equity (Deficit), years ended September 30, 2014, 2013 and 2012.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.

Meritor WABCO Vehicle Control Systems
The following financial statements and related notes of Meritor WABCO Vehicle Control Systems were filed as part of Amendment No. 1 on Form 10-K/A to the Annual Report filed with the SEC on December 12, 2014 (the "2014 10-K/A") pursuant to Rule 3-09 of Regulation S-X:
Balance Sheets, September 30, 2014 (Unaudited) and 2013 (Audited).
Statements of Net Income and Cash Flows, years ended September 30, 2014 (Unaudited), 2013 (Audited), and 2012 (Unaudited).
Independent Auditors’ Report.

Master Sistemas Automotivos Ltda.
The following financial statements and related notes of Master Sistemas Automotivos Ltda. are included in this Amendment No. 2 on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:
Balance Sheets, December 31, 2014 (Unaudited) and 2013 (Audited).
Statements of Income, Comprehensive Income, Changes in Shareholders’ Equity, and Cash Flows, years ended December 31, 2014 (Unaudited) 2013 (Audited), and 2012 (Unaudited).
Independent Auditors’ Report.

Master Sistemas Automotivos Ltda.

Financial Statements
For the Years
Ended December 31, 2014 (Unaudited), 2013, and 2012 (Unaudited) and Independent Auditor’s Report

Deloitte Touche Tohmatsu Auditores Independentes

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Master Sistemas Automotivos Ltda.
Caxias do Sul, RS

We have audited the accompanying financial statements of Master Sistemas Automotivos Ltda. (the "Company"), which comprise the balance sheet as of December 31, 2013, and the related statements of income, comprehensive income, changes in shareholer´s equity, and cash flows for the year then ended and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Master Sistemas Automotivos Ltda. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in accordance with the International Financial Reporting Standards (IFRS) issued by International Accounting Standards Board (IASB).

Other-matter paragraph

The financial statements comprising the balance sheet as at December 31, 2014 and the related statements of income, comprehensive income , changes in equity and cash flows for the year then ended were not audited by us and consequently we do not express an opinion on them.

April 30, 2014

/s/ DELOITTE TOUCHE TOHMATSU
DELOITTE TOUCHE TOHMATSU
Auditores Independentes

MASTER SISTEMAS AUTOMOTIVOS LTDA.
BALANCE SHEETS AS OF DECEMBER 31, 2014 (UNAUDITED) AND 2013
(In thousands of Brazilian reais - R$)

ASSETS	Note	12/31/2014	12/31/2013
CURRENT ASSETS		Unaudited
Cash and cash equivalents	4	176,274	71,252
Short-term investments not immediately redeemable	5	18,546	34,085
Trade receivables	6	28,989	45,236
Recoverable taxes	7	7,231	6,521
Inventories	8	41,937	57,210
Prepaid expenses		481	364
Other receivables		684	1,002
Total current assets		274,142	215,670
NON-CURRENT ASSETS
Recoverable taxes	7	609	987
Retirement benefit plan	14	140	451
Escrow deposits		642	606
Other investments		26	26
Property, plant and equipment	10	90,027	92,044
Intangible assets	11	8,235	8,751
Total non-current assets		99,679	102,865
TOTAL ASSETS		373,821	318,535

LIABILITIES AND EQUITY	Note	12/31/2014	12/31/2013
CURRENT LIABILITIES		Unaudited
Trade payables		11,991	15,593
Borrowings and financing	12	2,767	605
Taxes and contributions payable		3,441	3,396
Salaries payable		892	1,074
Accrued vacation and related taxes		2,438	4,271
Dividends and interest on capital payable	18	30,992	42,266
Employee and management profit sharing		2,805	2,997
Advances from customers		598	1,743
Amounts due to related parties	13	150	150
Other payables		3,648	1,813
Total current liabilities		59,722	73,908
NON-CURRENT LIABILITIES
Borrowings and financing	12	181,154	110,078
Amounts due to related parties	13	602	753
Provision for tax, social security and labor risks	15	340	182
Contributions payable		1,512	2,273
Deferred taxes	21	5,427	4,779
Other payables		164	440
Total non-current liabilities		189,199	118,505
EQUITY
Share capital	17	60,000	60,000
Earnings reserve		59,492	59,492
Retained earnings		5,408	6,630
Total equity		124,900	126,122
TOTAL LIABILITIES AND EQUITY		373,821	318,535
The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014 (UNAUDITED), 2013, AND, 2012 (UNAUDITED)
(In thousands of Brazilian reais - R$)

	Note	2014	2013	2012
		Unaudited		Unaudited
NET OPERATING REVENUE	19	433,221	518,063	379,419
COST OF SALES AND SERVICES	20	(361,577)	(422,131)	(316,358)
GROSS PROFIT		71,644	95,932	63,061

OPERATING INCOME (EXPENSES)
Selling expenses	20	(18,119)	(19,325)	(13,034)
General and administrative expenses	20	(16,495)	(17,396)	(14,922)
Equity in associate	9	—	15,385	22,922
Other operating expenses, net	20	(4,070)	(4,408)	(1,896)
		(38,684)	(25,744)	(6,930)
OPERATING PROFIT BEFORE FINANCE INCOME (EXPENSES)		32,960	70,188	56,131

FINANCE INCOME (EXPENSES)
Finance income	22	20,222	13,332	15,054
Finance expense	22	(11,680)	(9,038)	(7,754)
Foreign exchange gains	22	—	699	488
Finance income (expense), net		8,542	4,993	7,788
PROFIT BEFORE INCOME TAX AND SOCIAL CONTRIBUTION		41,502	75,181	63,919

INCOME TAX AND SOCIAL CONTRIBUTION
Current	21	(10,118)	(15,336)	(8,743)
Deferred	21	(672)	(824)	(1,618)
NET PROFIT FOR THE YEAR		30,712	59,021	53,558

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014 (UNAUDITED) 2013, AND 2012 (UNAUDITED)
(In thousands of Brazilian reais - R$)

	2014	2013	2012
	Unaudited		Unaudited
NET PROFIT FOR THE YEAR	30,712	59,021	53,558

OTHER COMPREHENSIVE INCOME
Items that will be reclassified subsequently to profit for the year:
Actuarial gains (losses) on retirement benefit plan	(70)	(1)	97
Deferred income tax and social contribution on other comprehensive income	24	—	(33)
Other comprehensive income of associate accounted for under the equity method of accounting	—	—	46
	(46)	(1)	110
COMPREHENSIVE INCOME FOR THE YEAR	30,666	59,020	53,668

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 (UNAUDITED), 2013, AND 2012 (UNAUDITED)
(In thousands of Brazilian reais - R$)

	Note	Share Capital	Earnings reserve	Retained earnings	Total
BALANCES AT JANUARY 01, 2012		160,000	129,216	17,360	306,576

Net profit for the year		—	—	53,558	53,558
Other comprehensive income		—	—	110	110
Comprehensive income for the year		—	—	53,668	53,668
Prepaid dividends		—	—	(1,205)	(1,205)
Interest on capital		—	—	(14,986)	(14,986)
Payment of dividends		—	(62,854)	—	(62,854)
Earnings reserve		—	39,583	(39,583)	—
BALANCE AT DECEMBER 31, 2012 (Unaudited)		160,000	105,945	15,254	281,199

Net profit for the year		—	—	59,021	59,021
Other comprehensive income		—	—	(1)	(1)
Comprehensive income for the year		—	—	59,020	59,020
Capital reduction	17	(126,003)	(9,649)	(7,048)	(142,700)
Capital increase	17	26,003	(26,003)	—	—
Payment of dividends	18	—	(26,522)	—	(26,522)
Interest on capital	18	—	—	(8,952)	(8,952)
Distribution of dividends	18	—	—	(35,923)	(35,923)
Earnings reserve		—	15,721	(15,721)	—
BALANCES AT DECEMBER 31, 2013		60,000	59,492	6,630	126,122

Net profit for the year		—	—	30,712	30,712
Other comprehensive income		—	—	(46)	(46)
Comprehensive income for the year		—	—	30,666	30,666
Interest on capital	18	—	—	(5,975)	(5,975)
Payments of dividends	18	—	—	(25,914)	(25,914)
BALANCE AT DECEMBER 31, 2014 (Unaudited)		60,000	59,492	5,407	124,899

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 (UNAUDITED), 2013, AND 2012 (UNAUDITED)
(In thousands of Brazilian reais - R$)

	Note	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES		Unaudited		Unaudited
Net profit before income tax and social contribution		41,502	75,181	63,919
Adjustments to reconcile net profit before income tax and social contribution to cash generated by operating activities:
Gain (loss) from sale of property, plant and equipment		(1,029)	(144)	(177)
Depreciation of property, plant and equipment	10	10,304	9,796	9,468
Amortization of intangible assets	11	1,520	1,454	1,268
Exchange differences on borrowings		—	3	(118)
Interest and charges on borrowings and financing		8,086	7,147	3,387
Share of profits of associate	9	—	(15,385)	(22,922)
Changes in assets and liabilities
(Increase) decrease in trade receivables		16,382	2,346	8,675
(Increase) decrease in short-term investments	5	15,539	(34,085)	—
(Increase) decrease in inventories		15,273	(13,724)	6,433
(Increase) decrease in other receivables		144	(2,134)	952
Increase (decrease) in trade payables		(3,982)	(2,307)	(6,149)
Increase (decrease) in payables and provisions		(3,148)	2,062	(6,597)
Income tax and social contribution paid		(10,287)	(16,912)	(9,660)
Dividends and interest on capital received		—	9,194	36,781
Interest paid on borrowings		(5,622)	(5,130)	(4,283)
Net cash generated by operating activities		84,682	17,362	80,977

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	10	(9,378)	(11,819)	(10,443)
Purchase of intangible assets	11	(391)	(31)	(1,265)
Proceeds of property, plant and equipment		2,500	737	242
Net cash used in investing activities		(7,269)	(11,113)	(11,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends and interest on capital paid	18	(42,265)	(41,733)	(74,704)
Borrowings from related parties		(151)	(151)	(107)
Third-party borrowings		70,609	91,002	3,976
Repayment of borrowings and financing		(584)	(48,286)	(42,560)
Net cash generated by (used in) financing activities		27,609	832	(113,395)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		105,022	7,081	(43,884)
Cash and cash equivalents at the beginning of the year	4	71,252	64,171	108,055
Cash and cash equivalents at the end of the year	4	176,274	71,252	64,171

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 (UNAUDITED), 2013, AND 2012 (UNAUDITED)
(Amounts in thousands of Brazilian reais - R$, unless otherwise stated)

1.	GENERAL INFORMATION
Master Sistemas Automotivos Ltda. (“Company”) is a limited liability company established in Brazil with its head office and principal place of business at Rua Atílio Andreazza, 3520, in Caxias do Sul, RS, and is a jointly controlled entity of Randon S.A. Implementos e Participações (“Randon”) and Meritor do Brasil Sistemas Automotivos Ltda. (“Meritor”) whereby Randon owns 51% and Meritor owns 49% The Company was incorporated on April 24, 1986, have started its operations in April 1987, and is engaged in the development, manufacture, sale, assembly, distribution, import and export of movement control systems for buses, trailers and trucks and their parts and components.
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
Until June 2013, the Company held a 53.177% interest in Suspensys Sistemas Automotivos Ltda. (“Suspensys”), which has its head office and principal place of business in Caxias do Sul, RS and is engaged in the manufacture and sale of air and mechanical suspension systems for trucks, buses and trailers, axles for trailers, third axles, hubs and drums for trucks, buses and trailers, and the provision of technical assistance services for its products.

2.	PRESENTATION OF FINANCIAL STATEMENTS
The Company’s Financial Statements for the years ended on December 31, 2014 (unaudited), 2013 and 2012 (unaudited) have been prepared in accordance with the International Financial Reporting Standards (IFRS) issued by International Accounting Standards Board (IASB).
The Company adopted all rules, revision of rules, and interpretations issued by IASB and that are applicable for the year ended on December 31, 2014.
The summary of the principal accounting policies adopted by the Company is detailed in note 3.
The financial statements were approved by the Company's executive committee and authorized for issue on April 30, 2015.

3.	SIGNIFICANT ACCOUNTING POLICIES

3.1.	Basis of preparation

The financial statements have been prepared on the historical cost basis. Historical cost is generally based on the fair value of the consideration given in exchange for assets.

3.2.	Functional currency and presentation currency

The financial statements are presented in thousands of reais, which is the Company's functional currency. All financial information presented in thousands of reais was rounded to the closest value.

3.3.	Critical accounting judgments and key estimates and assumptions

In the application of accounting policies, Management is required to make judgments, estimates and assumptions about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The estimates and associated assumptions are based on historical experience and other factors that are considered relevant. Significant assets and liabilities subject to these estimates and assumptions include the residual value and useful lives of property, plant and equipment, the allowance for doubtful debts, impairment of inventories, the realization of deferred taxes, and the provision for labor and social security risks. The estimates and underlying assumptions are reviewed on an ongoing basis. The effects of revisions to accounting estimates are recognized in the period in which the estimate is reviewed. Actual results may differ from these estimates due to uncertainties inherent in such estimates.

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
At the end of each reporting period (or earlier when the need is identified), the Company reviews the carrying amount of its tangible and intangible assets to determine where there is any indication that those assets have suffered an impairment loss. If any such indication exists, the recoverable amount of the asset is estimated in order to determine the extent of the impairment loss, if any. A cash-generating unit is the smallest identifiable group of assets that generates cash inflows that are largely independent of the cash inflows from other assets or groups of assets.
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
The discount to present value of purchases is recorded in “trade payables” and “inventories”, and its realization has a corresponding entry in line item “finance expenses” over maturity date of trade payables.

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
Current taxes
The provision for income tax and social contribution is based on the taxable profit for the year. Taxable profit differs from profit as reported in the statements of income because of items of income or expense that are taxable or deductible in other years and items that are never taxable or deductible. The provision for income tax and social contribution is calculated based on rates prevailing at the end of the reporting period (15% plus a 10% surtax on taxable profit exceeding R$ 20 per month for Income Tax and 9% on taxable profit for Social Contribution on Profit).

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

Several standards, amendments to standards and IFRS interpretations issued by the IASB have not yet come into effect for the year ended December 31, 2014, as follows:

Standard	Main requirements	Effective for annual periods beginning on or after
IFRS 9 - Financial Instruments	Financial instruments	January 1, 2018
Amendments to IFRS 9 and IFRS 7 - Date of mandatory adoption of IFRS 9 and Transition Disclosures	Date of mandatory adoption of IFRS 9 and Transition Disclosures	January 1, 2015
IFRS 14 - Regulatory Deferral Accounts
Permits an entity which is a first-time adopter of International Financial Reporting Standards to continue to account, with some limited changes, for 'regulatory deferral account balances' in accordance with its previous GAAP, both on initial adoption of IFRS and in subsequent financial statements
January 1, 2016
IFRS 15 - Revenue from contractors with customers	Provides a single, principles based five-step model to be applied to all contracts with customers	January 1, 2017
Amendments to IFRS 11
Require an acquirer of an interest in a joint operation in which the activity constitutes a business to apply all of the business combinations accounting principles in IFRS 3 and other IFRSs, expect for those principles that conflict with the guidance in IFRS 11. Disclose the information required by IFRS 3
January 1, 2016
Amendments to IAS 16 and IAS 38	Clarification of acceptable methods of depreciation and amortization	January 1, 2016
Amendments to IAS 16 and IAS 41	Define a bearer plant and require biological assets that meet such definition to be accounted for as property, plant and equipment	January 1, 2016
Amendments to IAS 27	Allow the use of equity method in separate financial statements	January 1, 2016
Amendments to IFRS 10 and IAS 28	Sale or contribution of assets between an investor and its associate or joint venture	January 1, 2016
Annual improvements (2012-2014 cycle) in several accounting pronouncements	Makes amendments in the standards: IFRS 5, IFRS 7, IAS 9, IAS 34	January 1, 2016
Amendments to IAS 1	Disclosure Initiative	January 1, 2016
Amendments to IFRS 10, IFRS 12 and IAS 28	Investment Entities: applying the consolidation exception	July 1, 2016

Considering the current operations of the Company, management is still assessing if these changes will have any impact on its financial statements.

4.	CASH AND CASH EQUIVALENTS
Short-term investments refer to bank certificates of deposit (CDBs), pegged to the interbank certificates of deposit rate (CDI) fluctuation that have original maturities of less than 90 days. The yield on these short-term investments is as follows:

	12/31/2014	12/31/2013
	Unaudited
Cash and banks	1,302	4,294
Cash in transit	2,752	1,827
Short-term investments:
CDB - 75.00% of CDI	—	1,556
CDB - 85.00% of CDI	1,019	—
CDB - 90.00% to 95.99% of CDI	5,796	—
CDB - 97.50% to 99.99% of CDI	16,207	4,436
CDB - 100.00% to 100.99% of CDI	64,181	12,613
CDB - 102.00% to 102.99% of CDI	85,017	46,526
	172,220	65,131
Total	176,274	71,252

5.	SHORT-TERM INVESTMENTS NOT IMMEDIATELY REDEEMABLE
Investments in bank certificates of deposit (CDBs) and in local currency (R$) held in top tier banks, as follows:

Short-term investments:	12/31/2014	12/31/2013
	Unaudited
CDB - 102.00% to 102.99%	18,546	34,085
Total	18,546	34,085

6.	TRADE RECEIVABLES

Trade receivables are as follows:

	12/31/2014	12/31/2013
	Unaudited
Trade receivables from third parties – domestic	15,093	24,783
Trade receivables from third parties – foreign	215	2,420
Trade receivables from related parties – domestic	8,960	13,899
Trade receivables from related parties – foreign	4,832	4,134
Allowance for doubtful debts	(111)	—
Total	28,989	45,236

The aging of past-due trade receivables is as follows:

	12/31/2014	12/31/2013
	Unaudited
1 to 30 days	5,802	8,695
31 to 60 days	419	668
61 to 90 days	222	106
91 to 180 days	240	346
Over 180 days	217	120
Past-due amounts	6,900	9,935
Current amounts	22,089	35,301
Total	28,989	45,236

Change on the allowance for doubtful debts:

12/31/2014
Unaudited
Balance at the beginning of the year	—
Allowance recognized	(111)
Balance at the end of the year	(111)

To determine whether or not trade receivables are recoverable, the Company takes into consideration any change in the customer’s creditworthiness from the date the credit was originally granted to the end of the reporting period. The Company does not hold any collateral or other credit enhancement over these receivables.

7.	RECOVERABLE TAXES

Recoverable taxes are as follows:

	12/31/2014	12/31/2013
	Unaudited
Federal VAT (PIS)	111	485
State VAT (ICMS)	1,442	1,362
Tax on revenue (PIS and COFINS)	206	171
Corporate Income Tax (IRPJ) and Social Contribution on Profit (CSLL)	1,105	540
Taxes recoverable on imports	1,438	1,862
ICMS on purchases of property, plant and equipment	1,376	1,411
PIS and COFINS on purchases of property, plant and equipment	1,344	954
Other recoverable taxes	818	723
Total	7,840	7,508
Current	7,231	6,521
Non-current	609	987
Recoverable taxes in non-current assets comprise ICMS, PIS and COFINS on purchases of property, plant and equipment for which the realization, pursuant to current relevant legislation, occurs in 48 monthly installments.

8.	INVENTORIES

Inventories comprise:

	12/31/2014	12/31/2013
	Unaudited
Finished products	7,648	4,767
Work in process	5,934	11,277
Raw materials	15,458	23,893
Inventories in transit	7,993	2,328
Provision for inventory losses	(391)	—
Advances to suppliers	745	947
Imports in transit	4,550	13,998
Total	41,937	57,210
The provision for inventory losses refers to probable losses arising from the adjustment of inventories to their realizable values. Change on this provision was as follows:

12/31/2014
Unaudited
Balance at the beginning of the year	—
Provision recognized	(391)
Balance at the end of the year	(391)
The cost of inventories recognized as expense during the year ended December 31, 2014, related to continuing operations, was R$ 361,577 (R$ 422,131 at December 31, 2013 and R$ 316,358 for the year ended December 31, 2012).
Management expectations are that these inventories will be recovered in a period of less than twelve months.

9.	INVESTMENTS – INVESTMENT IN ASSOCIATE
The changes in the investment in associate Suspensys Sistemas Automotivos Ltda. are as follows:

	12/31/2013	12/31/2012
		Unaudited
Opening balance	128,805	146,126
Interest on capital receivable	(1,490)	(7,125)
Equity in associate	15,385	22,922
Dividends receivable	—	(1,871)
Dividends received	—	(31,293)
Other comprehensive income	—	46
Distribution of share units to Randon - (see note 17).	(142,700)	—
Closing balance	—	128,805

Reconciliation of the equity investment at Suspensy’s net income:

	12/31/2013	12/31/2012
		Unaudited
Suspensys' net income	28,931 (*)	43,106
Master's ownership on Suspensys	53.177%	53.177%
Equity in associate	15,385	22,922
(*) The equity in associate was calculated through May 31, 2013 due to the amendment to the articles of organization in June 2013, with the transfer of the share units held by the Company in Suspensys to the companies Randon and Meritor, as detailed in note 17.

The summarized financial information on Suspensys Sistemas Automotivos is as follows:

	05/31/2013	12/31/2012
ASSETS		Unaudited
CURRENT ASSETS
Cash and cash equivalents	94,384	79,719
Trade receivables	106,048	85,909
Inventories	63,817	50,176
Other current assets	12,184	6,850
Total current assets	276,433	222,654

NON-CURRENT ASSETS
Property, plant and equipment and intangible assets	221,976	207,997
Other non-current assets	8,593	7,972
Total non-current assets	230,569	215,969
Total assets	507,002	438,623

	05/31/2013	12/31/2012
LIABILITIES		Unaudited
CURRENT LIABILITIES
Trade payables	61,474	37,779
Borrowings and financing	23,041	24,466
Dividends and Interest on capital	17,290	14,908
Other current liabilities	29,108	20,093
Total current liabilities	130,913	97,246
NON-CURRENT LIABILITIES
Borrowings and financing	98,560	87,473
Deferred taxes	3,735	6,436
Other non-current liabilities	5,445	5,248
Total non-current liabilities	107,740	99,157

SHAREHOLDERS’ EQUITY	268,349	242,220

Total liabilities and shareholders’ equity	507,002	438,623

Company's share in associate's net assets	142,700	128,805
Company's share in associate's contingent liabilities	538	490

	05/31/2013	12/31/2012
STATEMENTS OF INCOME		Unaudited
Net operating revenue	396,639	730,941
Cost of sales	(324,932)	(621,150)
GROSS PROFIT	71,707	109,791
Operating expenses, net	(30,386)	(60,634)
Finance income, net	(1,472)	6,888
PROFIT BEFORE TAXES	39,849	56,045
Income tax and social contribution	(10,918)	(12,939)
NET PROFIT FOR THE YEAR	28,931	43,106

10.	PROPERTY, PLANT AND EQUIPMENT

a)	Balance breakdown

	12/31/2014	12/31/2013
	Unaudited
Cost	196,144	189,479
Accumulated depreciation	(106,117)	(97,435)
	90,027	92,044

	Annual depreciation rate (%)	12/31/2014			12/31/2013
		Cost	Accumulated depreciation	Net	Net
		Unaudited
Land		4,400	—	4,400	4,400
Buildings	2%	28,249	(6,671)	21,578	22,015
Machinery and equipment	9%	121,650	(77,172)	44,478	48,444
Molds	16%	21,743	(15,673)	6,070	7,162
Furniture and fixtures	11%	6,999	(3,961)	3,038	3,117
Vehicles	11%	2,011	(1,475)	536	465
Computer equipment	17%	1,620	(1,165)	455	637
Advances to suppliers		50	—	50	121
Property, plant and equipment in progress (*)		9,422	—	9,422	5,683
Total		196,144	(106,117)	90,027	92,044

b)	Movement in the cost:

	Balance at				Balance at
	1/1/2014	Additions	Disposals	Transfers	12/31/2014
	Unaudited
Land	4,400	—	—	—	4,400
Buildings	28,223	11	—	15	28,249
Machinery and equipment	119,532	675	(1,763)	3,206	121,650
Molds	21,518	342	(1,199)	1,082	21,743
Furniture and fixtures	6,542	390	—	67	6,999
Vehicles	1,845	242	(76)	—	2,011
Computer equipment	1,615	5	—	—	1,620
Advances to suppliers	121	105	(55)	(121)	50
Property, plant and equipment in progress (*)	5,683	7,988	—	(4,249)	9,422
Total	189,479	9,758	(3,093)	—	196,144

	Balance at				Balance at
	1/1/2013	Additions	Disposals	Transfers	12/31/2013

Land	4,400	—	—	—	4,400
Buildings	28,056	—	—	167	28,223
Machinery and equipment	110,135	4,906	(289)	4,780	119,532
Molds	17,633	2,574	(221)	1,532	21,518
Furniture and fixtures	6,259	260	(53)	76	6,542
Vehicles	1,894	76	(125)	—	1,845
Computer equipment	1,496	177	(63)	5	1,615
Advances to suppliers	1,461	219	—	(1,559)	121
Property, plant and equipment in progress (*)	6,969	3,715	—	(5,001)	5,683
Total	178,303	11,927	(751)	—	189,479

	Balance at 01/01/2012	Additions	Disposals	Transfers	Balance at 12/31/2012
		Unaudited
Land	4,400	—	—	—	4,400
Buildings	28,015	41	—	—	28,056
Machinery and equipment	107,317	3,220	(402)	—	110,135
Molds	16,808	825	—	—	17,633
Furniture and fixtures	6,162	97	—	—	6,259
Vehicles	1,835	94	(35)	—	1,894
Computer equipment	1,442	58	(4)	—	1,496
Advances to suppliers	—	1,461	—	—	1,461
Property, plant and equipment in progress (*)	2,322	4,647	—	—	6,969
Total	168,301	10,443	(441)	—	178,303
(*) The amount of R$ 9,422 in 2014 (R$ 5,683 in 2013 and R$ 6,969 in 2012) recognized in property, plant and equipment in progress refers to machinery and tools acquired for the expansion of the production process that have not been installed at the factory.

c)	Movement in accumulated depreciation:

	Balance at 01/01/2014	Additions	Disposals	Transfers	Balance at 12/31/2014
	Unaudited
Buildings	(6,208)	(463)	—	—	(6,671)
Machinery, equipment and molds	(85,444)	(9,000)	1,598	—	(92,846)
Furniture and fixtures	(3,425)	(535)	—	—	(3,960)
Vehicles	(1,380)	(120)	24	—	(1,476)
Computer equipment	(978)	(186)	—	—	(1,164)
Total	(97,435)	(10,304)	1,622	—	(106,117)

	Balance at 01/01/2013	Additions	Disposals	Transfers	Balance at 12/31/2013
Buildings	(5,747)	(461)	—	—	(6,208)
Machinery, equipment and molds	(76,931)	(8,548)	35	—	(85,444)
Furniture and fixtures	(2,940)	(504)	19	—	(3,425)
Vehicles	(1,320)	(107)	47	—	(1,380)
Computer equipment	(859)	(176)	57	—	(978)
Total	(87,797)	(9,796)	158	—	(97,435)

	Balance at 01/01/2012	Additions	Disposals	Transfers	Balance at 12/31/2012
	Unaudited
Buildings	(5,289)	(458)	—	—	(5,747)
Machinery, equipment and molds	(69,076)	(8,224)	369	—	(76,931)
Furniture and fixtures	(2,439)	(501)	—	—	(2,940)
Vehicles	(1,219)	(104)	3	—	(1,320)
Computer equipment	(681)	(181)	3	—	(859)
Total	(78,704)	(9,468)	375	—	(87,797)

11.	INTANGIBLE ASSETS

	Annual amortization rate	Balance at 12/31/2013	Additions	Transfers	Balance at 12/31/2014
			Unaudited
Software:
Cost	12.7%	12,646	1,002	—	13,648
Accumulated amortization		(3,914)	(1,520)	—	(5,434)
		8,732	(518)	—	8,214
Intangible assets in progress		19	2	—	21
Total		8,751	(516)	—	8,235

	Annual amortization rate	Balance at 12/31/2012	Additions	Transfers	Balance at 12/31/2013
		Unaudited
Software:
Cost	12.7%	12,614	12	20	12,646
Accumulated amortization		(2,460)	(1,454)	—	(3,914)
		10,154	(1,442)	20	8,732
Intangible assets in progress		20	19	(20)	19
Total		10,174	(1,423)	—	8,751

	Annual amortization rate	Balance at 12/31/2011	Additions	Transfers	Balance at 12/31/2012
			Unaudited
Software:
Cost	12.7%	1,352	—	11,262	12,614
Accumulated amortization		(1,192)	(1,268)	—	(2,460)
		160	(1,268)	11,262	10,154
Intangible assets in progress		10,017	1,265	(11,262)	20
Total		10,177	(3)	—	10,174
The intangible asset refers to the implementation of the SAP software.

12.	BORROWINGS AND FINANCING
Financing obtained was used to fund the construction of the Company’s manufacturing facilities, develop quality processes, finance imports, and finance machinery imports. Financing was obtained from several financial institutions by means of funds raised by these institutions with the National Bank for Economic and Social Development (BNDES).

Borrowings and financing are as follows:

Type:	Annual financial charges	Payment frequency	Final maturity	12/31/2014	12/31/2013
				Unaudited
Working capital-NCE-Brasil	5.498% p.a.	(a)	03/2016	60,152	60,152
Lease agreement - IBM	Cetip CDI-Over	(b)	07/2017	613	—
Vendor financing	SELIC+3% p.a.	(e)	02/2015	135	—
Bank Credit Note - Exin-Safra	5.50% p.a.	(a)	02/2016	10,072	10,064
Bank Credit Note - Exim-Brasil	8.00% p.a.	(a)	07/2017	20,332	—
Bank Credit Note - Exim-Bradesco	8.00% p.a.	(a)	07/2017	30,492	—
FINEP	3.5% p.a.	(c)	10/2023	34,178	16,768
FUNDOPEM - ICMS	IPCA plus 3%	(d)	02/2021	27,947	23,699
Total				183,921	110,683

Current				2,767	605
Non-current				181,154	110,078

(a)	Bullet payment upon maturity + quarterly interest.
(b)	Semiannual installment upon maturity of principal and interest.
(c)	3-year grace period + monthly installments of interest and amortization.
(d)	51-year grace period + monthly installments of interest and amortization.
(e)	Bullet payment.

The maturities of the long-term portions of the financing are as follows:

Maturity	12/31/2014	12/31/2013
	Unaudited
2015	—	1,206
2016	74,018	72,957
2017	58,327	5,160
2018	8,820	5,598
2019	9,034	5,598
2020 and thereafter	30,955	19,559
Total	181,154	110,078
Borrowings from FINEP are collateralized by bonds and a letter of guarantee of shareholder Randon S.A. Implementos e Participações. There are no restrictive clauses (covenants) on these loan agreements.

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
The benefit period started in December 2006 and ended in May 2014, and disbursements for Company use totaled 1,479,042.54 FUNDOPEM-RS incentive units (equivalent to R$ 29,329 as at December 31, 2014, R$ 28,101 as at December 31, 2013 and R$ 26,519 as at December 31, 2012). As of May 2014, the Company utilized R$ 28,282. The benefit has a grace period of 51 months and will be settled 90 months after the end of the grace period, ending February 2021.

13.	RELATED PARTY TRANSACTIONS

The transactions and balances with related parties are as follows:

	Randon Group (*)			Meritor Group (**)			Total
	12/31/14	12/31/13		12/31/14	12/31/13		12/31/14	12/31/13
	Unaudited			Unaudited			Unaudited
Trade receivables	385	2,295		13,407	15,738		13,792	18,033
Trade payables	33	111		1,139	3,009		1,172	3,120
Dividends and interest on capital payable	15,806	21,555		15,186	20,711		30,992	42,266
Amounts due to related parties - current	150	150		—	—		150	150
Amounts due to related parties - noncurrent	602	753		—	—		602	753

	Randon Group (*)			Meritor Group (**)			Total
	12/31/14	12/31/13	12/31/12	12/31/14	12/31/13	12/31/12	12/31/14	12/31/13	12/31/12
	Unaudited		Unaudited	Unaudited		Unaudited	Unaudited		Unaudited
Profit & Loss
Sales of goods	145,320	152,830	76,005	82,565	116,238	112,283	227,885	269,068	188,288
Rental income	345	351	384	—	—	—	345	351	384
Purchases of goods and services	39,404	44,918	28,881	20,843	15,897	7,258	60,247	60,815	36,139
Commission expenses	267	984	206	—	—	—	267	984	206
Administrative expenses	7,028	7,465	5,516	—	—	—	7,028	7,465	5,516

(*) Includes:
Randon S.A. Implementos e Participações (parent), Fras-Le S.A., Fras-Le Argentina S.A., Fras-Le Andina Comercio y Representacion Ltda., Controil., Fras-le Europa., Fras-le Fnai., Fras-le México, Fras-le Pinghu.,Fras-le Africa, Fras-le Fasa., Jost Brasil Sistemas Automotivos Ltda., Randon Implementos para Transporte Ltda., Randon Argentina, Suspensys Sistemas Automotivos Ltda., Castertech Fundição e Tecnologia Ltda., Banco Randon, Randon Brantech Implementos para Transporte Ltda and Epysa Implementos Ltda.

(**) Includes:
Meritor do Brasil Sistemas Automotivos Ltda., Meritor Automotive Inc., Meritor Heavy Vehicle Systems LLC., Meritor Hvs Ltd, ArvinMeritor Qri,, Meritor Inc. Meritor CVS, Meritor Frankfurt, and Sisamex Sistemas Automotrices.

Master is the co-guarantor of vendor financing contracts, limited to R$ 10,000 for transactions conducted between Company customers and Banco Randon. As at December 31, 2014, the outstanding balance related to these transactions is R$ 2,647 (R$ 1,716 at December 31, 2013).

Trading transactions
Trading transactions carried out with related parties follow specific prices and terms policies established in the joint venture agreement between the parties, which could be different if carried out with unrelated parties.

Administrative expenses

Refer to administrative advisory services (corporate activities) provided by Randon to the Company.

Management compensation

Management compensation and profit sharing was R$ 1,577 in 2014 (R$ 1,046 in 2013 and R$ 590 in 2012).

Borrowings from officers and managers are recorded in ‘Other payables’, in current liabilities, in the amount of R$ 1,078 at December 31, 2014 (R$ 898 at December 31, 2013). These balances are adjusted for inflation using financial market rates (“DI-extra” as released by the Brazilian Association of Financial and Capital Markets Entities, or Anbima). The interest expense on these transactions was R$ 162 in 2014 (R$ 79 in 2013).

14.	RETIREMENT BENEFIT PLAN
The Company is co-sponsor of RANDONPREV pension fund, together with other Randon companies, which is a defined contribution plan under the financial capitalization regime, with some additions of employee benefits, not covered by the defined contribution. This minimum benefit is defined by a percentage of the nominal salary per year worked for the Company, credited in a lump sum at the beneficiary’s account with RANDONPREV. The most recent valuation of the plan assets and the present value of the minimum benefit was conducted at December 31, 2014 using the projected unit credit method and calculated the balance of R$ 9 (R$ 627 as at December 31, 2013), corresponding to the net assets of defined benefit at year-end. This amount is part of the credit of the special reserves that can be redeemed for future contributions at any time, from January 2014, without the need for previous analysis and authorization from Previc. In 2014 the amount amortized was R$ 311 (R$ 176 in 2013), remaining a balance of R$ 140 (R$ 451 as at December 31, 2013) recorded in assets.

15.	PROVISION FOR TAX, SOCIAL SECURITY AND LABOR RISKS
The position of the provisions and contingent liabilities as at December 31, 2014 is as follows:

Nature of provision	Likelihood of loss
	Probable	Possible
	Unaudited
Tax	—	16,127
Social security	—	2,102
Labor	340	977
Total	340	19,206

Changes in provision:

Nature of provision	Opening balance 01/01/2014	Addition / (Reversal) of Provision	Closing balance 12/31/2014
		Unaudited
Labor	146	194	340
Social security	36	(36)	—
Total	182	158	340

Nature of provision	Opening balance 01/01/2013	Addition / (Reversal) of Provision	Closing balance 12/31/2013

Labor	61	85	146
Social security	57	(21)	36
Total	118	64	182

The Company is a party to administrative proceedings for which, based on the opinion of its legal counsel, no provision was recognized since they were classified as possible or remote likelihood of loss. The main lawsuits are as follows:

Tax

a)
IPI presumed credit - Refers to notices issued by the Federal Revenue in the total amount of R$ 1,593, through which the tax authorities denied the Company’s request for refund of presumed credit and required the payment of the corresponding tax. The amount includes principal, fine and interest.

b)
Income tax, social contribution and withholding income tax - assessment notices issued by the Brazilian Federal Revenue Service totaling R$ 3,502 (as adjusted), related to payments made regularly to Company agents abroad as agency commission of sales and services. The related proceedings are being handled at the administrative level.

c)
Administrative proceeding challenging an assessment notice collecting PIS-imports, COFINS-imports, Federal VAT (IPI), import duties (II), and fine for alleged noncompliance of Drawback Award Acts, totaling R$ 1,765.

d)
Disallowance of ICMS presumed credit on purchase of steel - refers to assessment notices issued by the Rio Grande do Sul State Department of Finance totaling R$ 9,267, through which this tax authority confirmed the award of the tax benefit in an amount higher than permitted by the law. The amount includes principal, fine and interest.

Social security

Refers to INSS assessment notices totaling R$ 2,102 for the nonpayment of payroll taxes on the profit sharing bonuses paid to employee.

16.	FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial assets and liabilities were determined based on available market information and appropriate valuation techniques. However, considerable judgment was required in interpreting market data to produce the fair value estimate. As a consequence, the following estimates do not necessarily indicate the amounts that could be realized in a current exchange market. The use of different market methodologies may have a material effect on the estimated fair values.

These instruments are managed by means of operating strategies aimed at liquidity, profitability and security. The control policy consists in ongoing monitoring of the contracted rates against the market rates. The Company does not make speculative investments in derivatives or any other risk assets.

Balance breakdown

The following is a comparison by class of the carrying amount and the fair value of financial instruments of the Company in the financial statements:

			Carrying Amount		Fair Value
	Note	Category	12/31/2014	12/31/2013	12/31/2014	12/31/2013
Assets			Unaudited		Unaudited
Cash and cash equivalents	4	(a)	174,274	71,252	174,274	71,252
Short-term investments	5	(b)	18,546	34,085	18,546	34,085
Trade receivables	6	(a)	28,989	45,236	28,989	42,236

Liabilities
Trade payables		(c)	(11,991)	15,593	(11,991)	15,593
Borrowings and financing		(c)	(183,921)	(110,683)	(183,987)	110,683

Categories:
(a)	Receivables
(b)	Fair value through profit and loss
(c)	Other liabilities

•	Limitations

The fair values were estimated at the end of the reporting period, based on “relevant market information”. Any changes in assumptions may significantly affect the estimates.

•	Financial risk management

The Company is exposed to the following risks associated to the utilization of its financial instruments:

i.credit risk
ii.foreign exchange rate risk
iii.interest rate risk
iv.price risk
v.liquidity risk

The Company, through the shareholder Randon, has a Currency Hedge Policy prepared by the Planning and Finance Committee and approved by the Executive Officers. The purpose of the policy is standardize the procedures of the group companies, define responsibilities and limits on transactions involving currency hedge, and reducing foreign exchange effects on inflows in foreign currency projected by the cash flow, without speculative purposes.

The basis used is the cash flow in foreign currency projected monthly for the following twelve months based on the Strategic Plan projections or the current expectation of each group company. If considered necessary, the instruments used are conservative and previously approved by the same committee. For the years ended December 31, 2014, 2013, and 2012, the Company did not enter into any transactions involving derivative financial instruments.

a.	Credit risk

Credit risk refers to the risk that a counterparty will default on its contractual obligations resulting in financial loss to the Company. The Company is exposed to credit risk in its operating activities, mainly in relation to trade receivables.

The Company's sales policies are contingent upon the credit policies defined by management and are intended to minimize problems arising from default of its customers. This objective is achieved by management through a strict selection of the customer portfolio considering the customer's ability to pay (credit analysis). The customer’s credit quality is assessed based on an internal credit scoring system. Outstanding trade receivables are frequently monitored. The need to recognize a provision for impairment is analyzed at the end of each reporting period on an individual basis for the major customers. Additionally, for receivables with lower balances the provision is assessed on a collective basis.

Sales concentration:

In the year ended December 31, 2014, three customers individually accounted for more than 10% of sales, with shares of 33.55% (11.77% in 2013 and 5.06% in 2012), 19.06% (22.19% in 2013 and 22.21% 2012), 16.41% (15.99% in 2013 and 13.82% 2012), net revenues each equivalent to R$ 145 million (R$ 61 million in 2013 and R$ 19 million in 2012), R$ 82 million (R$ 115 million in 2013 and R$ 84 million in 2012) and R$ 71 million (R$ 83 million in 2013 and R$ 52 million in 2012). The first and the second amounts refer to related parties. Other Company sales in the domestic and foreign markets are widely spread and there is no sales concentration in a percentage above 10% for any other customer.

b.	Foreign exchange risk

The Company’s results are exposed to risks of fluctuations due to the effects of the exchange rate volatility on assets and liabilities denominated in foreign currencies, mainly the US dollar, which closed 2014 with a positive fluctuation of 13.39% (positive fluctuation of 14.64% in 2013).

The Company is exposed to currency risk (foreign exchange risk) on sales, purchases and borrowings that are denominated in a currency other than the Company’s functional currency, the Brazilian real.

The Company's net exposure to foreign exchange risk is as follows:

	12/31/2014	12/31/2013
	Unaudited
A. Trade payables	(2,999)	(4,039)
B. Trade receivables	5,047	6,554
C. Net exposure (A+B)	2,048	2,515

c.	Interest rate risk

The Company’s results are exposed to the risk of significant fluctuations due to borrowings contracted at floating interest rates.

The Company does not have derivative financial instruments to manage its exposure to fluctuations in interest rates.

Pursuant to its financial policies, the Company has not entered into any transactions involving financial instruments for speculative purposes.

The description of the interest rates to which the Company’s borrowings are subject is disclosed in note 12 - Borrowings and Financing.

d.	Price risk

Arises from the possibility of fluctuations in the market prices of the goods sold or produced by the Company and of other inputs used in the production process. These price fluctuations may cause substantial changes in the Company’s revenues and costs. In order to mitigate these risks, the Company conducts an ongoing monitoring of local and foreign markets seeking to anticipate price movements. The Company has not contracted any financial instruments to hedge against fluctuations in the prices of its raw materials.

e.	Liquidity risk

The table below details the remaining contractual maturity of the Company’s liabilities and the contractual amortization periods. The table was prepared using the undiscounted cash flows of the liabilities based on the closest date on which the Company should settle the related obligations. The table includes interest and principal cash flows. As interest flows involve floating rates, the undiscounted amount was obtained based on the interest curves at the end of the reporting period. The contractual maturity is based on the most recent date in which the Company should settle the related obligations.

Description	Up to 1 month	From 1 to 3 months	From 3 months to 1 year	From 1 to 5 years	Over 5 years	Total

Trade payables	9,422	2,569	—	—	—	11,991
Borrowings and financing	61	321	1,157	159,510	25,543	186,592
Interest to be incurred on borrowings and financing	1,107	2,262	5,867	14,889	1,140	25,265
Intragroup Loans	1,078	—	—	—	—	1,078
Dividends	—	—	25,914	—	—	25,914
Interest on capital	—	—	5,078	—	—	5,078
Total	11,668	5,152	38,016	174,399	26,683	255,918

17.	CAPITAL
On June 18, 2013, the Company's shareholders approved the 23rd amendment to the articles of organization, reducing the capital as shown below.

Capital reduction (a)	126,003
Decrease in carrying value adjustments account (b)	7,048
Distribution of dividends (c)	9,649
Total investment in Suspensys at 05/31/2013	142,700

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
On November 8, 2013, the Company's shareholders approved the 24th amendment to the articles of organization, increasing the capital by R$ 26,003 through the capitalization of part of the Earnings Reserve balance, with the equivalent issue of new share units in the amount of 60,000 share units, with par value of R$ 1.00.
At December 31, 2014, the subscribed capital comprises 60,000 shares with par value of R$ 1.00 each and its breakdown by shareholder is as follows:

Shareholder	Share Units	%
Randon S.A. Implementos e Participações	30,600	51
Meritor do Brasil Sistemas Automotivos Ltda.	29,400	49
Total	60,000	100

18.	DIVIDENDS AND INTEREST ON CAPITAL
During the year ended December 31, 2014 the Company recorded payment of dividends and interest on capital of R$ 25,914 and R$ 5,975 (R$ 35,923 and R$ 7,462 at December 31, 2013) using as a basis the TJLP (Long-term interest rate) for the period January-December of each year, applied to equity, considering the higher of 50% of the profit before income tax and 50% of the retained earnings balance.
At the Annual Shareholders Meeting held on April 2, 2014, the shareholders approved the payment of dividends for 2013 in the amount of R$ 35,923 and interest on capital for 2013 of R$ 6,342 net of income tax.
On April 29, 2013 and June 6, 2013, the Annual Shareholders' Meeting approved the proposal for payment of supplementary dividends of R$ 26,522.
On June 6, 2013, the Annual Shareholders' Meeting approved the advance payment of interest on capital in the amount of R$ 1,490, related to the same portion received from the associate Suspensys Sistemas Automotivos Ltda.
On July 11, 2013, the Company's shareholders approved in Minute 59 the Company's obligation in the payment of all the profits to be calculated for 2013 and 2014, except for the profits received due to share in profit of associate.
As provided for by the tax law, the amount recognized as interest on capital was fully deducted in the calculation of income tax and social contribution, and the tax benefit from this deduction was R$ 2,032 (R$ 3,044 at December 31, 2013). For purposes of appropriate presentation of the financial statements, such interest was treated as dividends and disclosed as a reduction of retained earnings in equity.
Additionally, the Company recognized finance income related to the interest on capital receivable from associate Suspensys Sistemas Automotivos Ltda., totaling R$ 1,490 as at December 31, 2013 (R$ 7,125 as at December 31, 2012), which for purposes of disclosure and compliance with accounting principles, was reclassified from line item “Finance income” to “Investments”, in assets.

19.	NET OPERATING REVENUE
The reconciliation between the revenue recognized for tax purposes and the revenue presented in the income statement for the year is as follows:

	2014	2013	2012
	Unaudited		Unaudited
Gross revenue	574,768	682,882	490,013
Less:
Taxes on sales	(130,913)	(156,524)	(100,838)
Sales returns	(5,610)	(3,798)	(6,255)
Discount to present value on installment sales	(5,024)	(4,497)	(3,501)
Net revenue recognized in the statement of income	433,221	518,063	379,419

20.	EXPENSES BY NATURE
As required by corporate law, the Company is required to present the income statement by function. Therefore, the analysis of operating expenses by nature is as follows:

	2014	2013	2012
	Unaudited		Unaudited
Raw materials and auxiliary materials	285,161	334,057	235,145
Depreciation and amortization	11,824	11,250	10,736
Personnel and benefits	57,706	65,019	58,310
Freight	10,793	12,593	9,233
Rentals	3,740	4,469	4,009
Electric Power	2,990	3,923	4,013
Costs of outside services	15,591	16,901	12,118
Asset upkeep costs	7,925	9,283	6,693
Other operating expenses, net	4,531	5,765	5,953
Total	400,261	463,260	346,210

These expenses were classified as follows in the statement of income (presented by function):

	2014	2013	2012
	Unaudited		Unaudited
Cost of sales and services	361,577	422,131	316,358
Selling expenses	18,119	19,325	13,034
General and administrative expenses	16,495	17,396	14,922
Other operating expenses, net	4,070	4,408	1,896
Total	400,261	463,260	346,210

21.	INCOME TAX AND SOCIAL CONTRIBUTION

Income tax and social contribution expense
The income tax and social contribution expense for the years ended December 31 is reconciled to statutory rates, as follows:

	2014	2013	2012
	IRPJ/CSLL	IRPJ/CSLL	IRPJ/CSLL
	Unaudited		Unaudited
Profit before income tax and social contribution	41,502	75,181	63,919
Applicable rate	34%	34%	34%
Income tax and social contribution at nominal rates	(14,111)	(25,562)	(21,732)
Effect of taxes on:
Interest on capital expense (*)	2,032	3,044	5,095
Interest on capital income (*)	—	(507)	(2,423)
Equity in subsidiaries	—	5,231	7,793
Other	120	349	498
Income tax and social contribution before deductions	(11,959)	(17,445)	(10,769)
Income tax deductions and other adjustments	1,169	1,285	408
Income tax and social contribution expense	(10,790)	(16,160)	(10,361)

Current income tax and social contribution	(10,118)	(15,336)	(8,743)
Deferred income tax and social contribution	(672)	(824)	(1,618)
* See note 18, Dividends and Interest on Capital.

Analysis of deferred income tax and social contribution

	12/31/2014		12/31/2013		12/31/2012
Temporary differences	Temporary differences	Deferred taxes	Temporary differences	Deferred taxes	Temporary differences	Deferred taxes
	Unaudited				Unaudited
Provision for profit sharing	2,263	769	2,546	866	2,180	742
Provision for officer's profit sharing	541	49	451	41	—	—
Provision for labor risks	340	116	182	62	118	40
Provision for warranty claims	515	175	81	28	221	75
Provision for collective bargaining	338	115	178	61	282	96
Provision for employee termination	653	222	619	210	223	76
Allowance for doubtful debts	111	38	—	—	—	—
Provision for inventory losses	391	133	—	—	—	—
Other temporary additions	1,479	504	438	149	1,006	342
Total assets		2,121		1,417		1,371

Incentive depreciation, Law 11,774	(606)	(152)	(1,163)	(291)	(1,725)	(431)
Tax depreciation	(10,580)	(3,597)	(5,225)	(1,777)	—	—
Deemed cost of property, plant and equipment	(7,879)	(2,679)	(9,661)	(3,285)	(11,539)	(3,923)
Retirement benefit plan	(140)	(47)	(451)	(153)	(640)	(218)
Discount to present value - Fundopem	(3,155)	(1,073)	(2,028)	(690)	(2,218)	(754)
Total liabilities		(7,548)		(6,196)		(5,326)
Deferred income tax and contribution - net		(5,427)		(4,779)		(3,955)

The Company offsets deferred tax assets and deferred tax liabilities because it relates to income taxes levied by the same tax authority on the Company.

Movement in the deferred income tax and social contribution

Temporary differences	Balances at 1/1/2014	Recognized in profit for the year	Recognized in other comprehensive income	Balances at 12/31/2014
		Unaudited
Provision for profit sharing	866	(97)	—	769
Provision for officer's profit sharing	41	8	—	49
Provision for labor and social security risks	62	54	—	116
Provision for warranty claims	28	147	—	175
Provision for collective bargaining	61	54	—	115
Provision for employee termination	210	12	—	222
Allowance for doubtful debts	—	38		38
Provision for inventory losses	—	133		133
Other temporary additions	149	355	—	504
Total assets	1,417	704	—	2,121

Incentive depreciation, Law 11,774	(291)	139	—	(152)
Deemed cost of property, plant and equipment	(3,285)	606	—	(2,679)
Tax depreciation	(1,777)	(1,820)	—	(3,597)
Retirement benefit plan	(153)	82	24	(47)
Discount to present value - Fundopem	(690)	(383)	—	(1,073)
Total liabilities	(6,196)	(1,376)	24	(7,548)
Total recognized in the year	(4,779)	(672)	24	(5,427)

Temporary differences	Balance at 01/01/2013	Recognized in profit for the year	Recognized in other comprehensive income	Balance at 12/31/2013
Provision for profit sharing	742	124	—	866
Provision for officer's profit sharing	—	41	—	41
Provision for labor and social security risks	40	22	—	62
Provision for warranty claims	75	(47)	—	28
Provision for collective bargaining	96	(35)	—	61
Provision for employee termination	76	134	—	210
Other temporary additions	342	(193)	—	149
Total assets	1,371	46	—	1,417

Incentive depreciation, Law 11,774	(431)	140	—	(291)
Deemed cost of property, plant and equipment	(3,923)	638	—	(3,285)
Tax depreciation	—	(1,777)	—	(1,777)
Retirement benefit plan	(218)	65	—	(153)
Discount to present value - Fundopem	(754)	64		(690)
Total liabilities	(5,326)	(870)	—	(6,196)
Total recognized in the year	(3,955)	(824)	—	(4,779)

Temporary differences	Balance at 01/01/2012	Recognized in profit for the year	Recognized in other comprehensive income	Balance at 12/31/2012
	Unaudited
Provision for profit sharing	1,671	(929)	—	742
Provision for warranty claims	294	(219)	—	75
Provision for labor and social security risks	235	(195)	—	40
Provision for collective bargaining	52	44	—	96
Provision for employee termination	43	33	—	76
Deferred asset recorded for tax purposes	97	(97)	—	—
Other temporary additions	590	(248)	—	342
Total assets	2,982	(1,611)	—	1,371

Incentive depreciation, Law 11,774	(526)	95	—	(431)
Deemed cost of property, plant and equipment	(4,610)	687	—	(3,923)
Retirement benefit plan	(150)	(35)	(33)	(218)
Discount to present value - Fundopem	—	(754)	—	(754)
Total liabilities	(5,286)	(7)	(33)	(5,326)
Total recognized in the year	(2,304)	(1,618)	(33)	(3,955)

22.	FINANCE INCOME (EXPENSES)

Finance income (expenses) for the years ended December 31 are as follows:

	2014	2013	2012
Finance income	Unaudited		Unaudited
Interest on short-term investments	14,257	8,652	7,440
Interest received and discounts obtained	886	259	946
Discount to present value - FUNDOPEM	—	—	3,003
Discount to present value of trade receivables	5,079	4,421	3,665
	20,222	13,332	15,054
Finance expenses
Interest on borrowings and financing	(9,075)	(6,995)	(5,545)
Bank expenses	(1,150)	(620)	(1,427)
Discount to present value - FUNDOPEM	(47)	(190)	—
Discount to present value of trade payables	(1,408)	(1,233)	(782)
	(11,680)	(9,038)	(7,754)
Foreign exchange gains
Exchange gains on items classified in liabilities	2,889	3,852	3,163
Exchange losses on items classified in assets	(2,889)	(3,153)	(2,675)
	—	699	488

Finance income (expenses), net	8,542	4,993	7,788

23.	SUPPLEMENTAL CASH FLOW INFORMATION
The changes in the balance sheet accounts that did not affect the Company’s cash flows are purchase of property, plant and equipment in the amount of R$ 380 (R$ 108 in 2013), installment purchase from suppliers, purchase of intangible assets in leasing transactions in the amount of R$ 613, and vendor transactions with the Company’s customers and Banco Randon in the amount of R$ 135.

(2) Financial Statement Schedule for the years ended September 30, 2014, 2013 and 2012. The following schedule was filed as part of the Annual Report filed with the SEC on November 20, 2014:

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
3-b-1
Amendments to By-laws of Meritor effective April 29, 2015, filed as Exhibit 3-b-1 to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2015, is incorporated herein by reference.

3-b-2
Amended and Restated By-laws of Meritor effective April 29, 2015, filed as Exhibit 3-b-2 to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2015, is incorporated herein by reference.

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

10-a-4
Fourth Amendment to the Receivables Purchase Agreement dated as of October 15, 2014 by and among Arvin Meritor Receivables Corporation, as Seller, Meritor, Inc., as Initial Servicer, and PNC Bank, National Association, as Related Committed Purchaser, as LC Participant, as a Purchase Agent, as LC Bank and as Administrator, filed as Exhibit 10-a to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2014, is incorporated herein by reference.

10-a-5
Compensation Letter for Jeffrey A. Craig dated April 29, 2015, filed as Exhibit 10-a-1 to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2015, is incorporated herein by reference.

10-a-6
Amended and Restated Employment Letter between Meritor and Jeffrey A. Craig dated April 29, 205, filed as Exhibit 10-a-2 to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2015, is incorporated herein by reference.

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

10-b-2
Amendment No. 6 dated as of December 16, 2014 to Receivables Purchase Agreement dated as of October 29, 2010, as amended, by and among Meritor Heavy Vehicle Braking Systems (USA), LLC (formerly known as Meritor Heavy Vehicle Braking Systems (USA), Inc.), Meritor Heavy Vehicle Systems, LLC and Meritor Aftermarket USA, LLC, as sellers, Viking Asset Purchaser No. 7 IC, an incorporated cell of Viking Global Finance ICC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-b to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2014, is incorporated herein by reference.

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

*10-aa	Letter Agreement, dated as of February 1, 2014 between Meritor, Inc. and Sandra J. Quick, filed as Exhibit 10-aa to the 2014 10-K, is incorporated herein by reference.

12	Computation of ratio of earnings to fixed charges, filed as Exhibit 12 to the 2014 10-K, is incorporated herein by reference.

21	List of Subsidiaries of Meritor, Inc., filed as Exhibit 21 to the Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2014, is incorporated herein by reference.

23-a	Consent of Sandra J. Quick, Esq., Senior Vice President, General Counsel and Secretary, filed as Exhibit 23-a to the 2014 10-K, is incorporated herein by reference.

23-b	Consent of Deloitte & Touche LLP, independent registered public accounting firm, filed as Exhibit 23-b to the 2014 10-K, is incorporated herein by reference.

23-c	Consent of Bates White LLC, filed as Exhibit 23-c to the 2014 10-K, is incorporated herein by reference.

23-d
Consent of Deloitte & Touche LLP, independent auditors, relating to the financial statements of Meritor WABCO Vehicle Control Systems, filed as Exhibit 23-d to the 2014 10-K/A, is incorporated herein by reference

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

MERITOR, INC.

Date:	June 17, 2015	By:	/s/	Sandra J. Quick
Sandra J. Quick
Senior Vice President, General Counsel, and Corporate Secretary
(For the registrant)

Date:	June 17, 2015	By:	/s/	Kevin A. Nowlan
Kevin A. Nowlan
Senior Vice President and Chief Financial Officer