Form 10-Q
period 2015-06-28
MERITOR INC
filed 2015-07-30
CIK 1113256

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2015
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
96,551,713 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on June 28, 2015.

MERITOR, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Sales	$909	$979	$2,652	$2,833
Cost of sales	(785)	(855)	(2,298)	(2,486)
GROSS MARGIN	124	124	354	347
Selling, general and administrative	(65)	(53)	(187)	(178)
Restructuring costs	(9)	—	(15)	(3)
Other operating income (expense), net	1	(1)	2	(2)
OPERATING INCOME	51	70	154	164
Other income (expense), net	(1)	—	3	—
Equity in earnings of ZF Meritor	—	190	—	190
Equity in earnings of other affiliates	10	11	28	28
Interest expense, net	(38)	(22)	(78)	(97)
INCOME BEFORE INCOME TAXES	22	249	107	285
Provision for income taxes	(6)	(12)	(19)	(31)
INCOME FROM CONTINUING OPERATIONS	16	237	88	254
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2)	(3)	(1)	(4)
NET INCOME	14	234	87	250
Less: Net income attributable to noncontrolling interests	(1)	—	(2)	(4)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$13	$234	$85	$246
NET INCOME ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$15	$237	$86	$250
Loss from discontinued operations	(2)	(3)	(1)	(4)
Net income	$13	$234	$85	$246
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.15	$2.43	$0.88	$2.56
Discontinued operations	(0.02)	(0.03)	(0.01)	(0.04)
Basic earnings per share	$0.13	$2.40	$0.87	$2.52
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.15	$2.34	$0.85	$2.52
Discontinued operations	(0.02)	(0.03)	(0.01)	(0.04)
Diluted earnings per share	$0.13	$2.31	$0.84	$2.48

Basic average common shares outstanding	96.9	97.6	97.6	97.5
Diluted average common shares outstanding	100.3	101.1	101.0	99.1

See notes to condensed consolidated financial statements.
Amounts for prior periods have been recast for discontinued operations.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Net income	$14	$234	$87	$250
Other comprehensive income (loss):
Foreign currency translation adjustments:
Attributable to Meritor, Inc.	13	8	(54)	8
Attributable to noncontrolling interest	—	—	(1)	—
Other reclassification adjustment	—	—	1	—
Pension and other postretirement benefit related adjustments	12	11	35	31
Unrealized gain (loss) on investments and foreign exchange contracts	(2)	—	(3)	2
Other comprehensive income (loss), net of tax	23	19	(22)	41
Total comprehensive income	37	253	65	291
Less: Comprehensive income attributable to noncontrolling interest	(1)	—	(1)	(4)
Comprehensive income attributable to Meritor, Inc.	$36	$253	$64	$287

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2015	September 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$345	$247
Receivables, trade and other, net	530	610
Inventories	365	379
Other current assets	52	56
TOTAL CURRENT ASSETS	1,292	1,292
NET PROPERTY	393	424
GOODWILL	420	431
OTHER ASSETS	348	355
TOTAL ASSETS	$2,453	$2,502
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$18	$7
Accounts and notes payable	611	680
Other current liabilities	303	351
TOTAL CURRENT LIABILITIES	932	1,038
LONG-TERM DEBT	1,079	965
RETIREMENT BENEFITS	729	775
OTHER LIABILITIES	304	309
TOTAL LIABILITIES	3,044	3,087
COMMITMENTS AND CONTINGENCIES (See Note 19)
EQUITY (DEFICIT):
Common stock (June 30, 2015 and September 30, 2014, 98.8 and 97.8 shares issued and 96.6 and 97.8 shares outstanding, respectively)	99	97
Additional paid-in capital	876	918
Accumulated deficit	(793)	(878)
Treasury stock, at cost (June 30, 2015 and September 30, 2014, 2.3 and 0.0 shares, respectively)	(30)	—
Accumulated other comprehensive loss	(770)	(749)
Total deficit attributable to Meritor, Inc.	(618)	(612)
Noncontrolling interests	27	27
TOTAL DEFICIT	(591)	(585)
TOTAL LIABILITIES AND DEFICIT	$2,453	$2,502

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Nine Months Ended June 30,
	2015	2014
	(Unaudited)
OPERATING ACTIVITIES
CASH PROVIDED BY OPERATING ACTIVITIES (See Note 9)	$122	$103
INVESTING ACTIVITIES
Capital expenditures	(45)	(39)
Proceeds from sale of property	4	—
Net investing cash flows provided by discontinued operations	4	3
CASH USED FOR INVESTING ACTIVITIES	(37)	(36)
FINANCING ACTIVITIES
Repayment of notes and term loan	(159)	(308)
Proceeds from debt issuance	225	225
Debt issuance costs	(4)	(9)
Repurchase of common stock	(30)	—
Other financing activities	(7)	10
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	25	(82)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(12)	—
CHANGE IN CASH AND CASH EQUIVALENTS	98	(15)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	247	318
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$345	$303

See notes to condensed consolidated financial statements.
Amounts for prior periods have been recast for discontinued operations.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning balance at September 30, 2014	$97	$918	$(878)	$—	$(749)	$(612)	$27	$(585)
Comprehensive income (loss)	—	—	85	—	(21)	64	1	65
Equity based compensation expense	—	8	—	—	—	8	—	8
Vesting of restricted stock	2	(2)	—	—	—	—	—	—
Repurchase of convertible notes	—	(48)	—	—	—	(48)	—	(48)
Repurchase of common stock	—	—	—	(30)	—	(30)	—	(30)
Noncontrolling interest dividend	—	—	—	—	—	—	(1)	(1)
Ending Balance at June 30, 2015	$99	$876	$(793)	$(30)	$(770)	$(618)	$27	$(591)

Beginning balance at September 30, 2013	$97	$914	$(1,127)	$—	$(734)	$(850)	$28	$(822)
Comprehensive income	—	—	246	—	41	287	4	291
Equity based compensation expense	—	6	—	—	—	6	—	6
Noncontrolling interest dividends	—	—	—	—	—	—	(1)	(1)
Other equity adjustments	—	(1)	—	—	—	(1)	—	(1)
Ending Balance at June 30, 2014	$97	$919	$(881)	$—	$(693)	$(558)	$31	$(527)

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
Certain businesses are reported in discontinued operations in the condensed consolidated statement of operations, condensed consolidated statement of cash flows and related notes for all periods presented. In the fourth quarter of fiscal year 2014, the company exited its Mascot business, a remanufacturer and distributor of all makes differentials, transmissions and steering gears. The results of operations and cash flows of the company’s former Mascot business are presented in discontinued operations in the condensed consolidated statement of operations and condensed consolidated statement of cash flows, and prior period information has been recast to reflect this presentation. Additional information regarding discontinued operations is discussed in Note 4.
In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, for the fiscal year ended September 30, 2014, as amended. The quarter end condensed balance sheet data was derived from audited financial statements but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended June 30, 2015 are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30. The third quarter of fiscal years 2015 and 2014 ended on June 28, 2015 and June 29, 2014, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and June 30 are used consistently throughout this report to represent the fiscal year end and third quarter end, respectively.
2. Earnings per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted shares, restricted share units, performance share unit awards, and convertible securities, if applicable.
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Basic average common shares outstanding	96.9	97.6	97.6	97.5
Impact of stock options	0.1	0.1	0.1	0.1
Impact of restricted shares, restricted share units and performance share units	1.8	1.6	2.0	1.5
Impact of convertible notes	1.5	1.8	1.3	—
Diluted average common shares outstanding	100.3	101.1	101.0	99.1
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
The actual number of performance share units that will vest depends upon the company’s performance relative to the established M2016 goals for the three-year performance period of October 1, 2013 to September 30, 2016, measured at the end of the performance period. The number of performance share units will depend on meeting the established M2016 goals at the following weights: 50% associated with achieving an Adjusted EBITDA margin target, 25% associated with achieving a net debt including retirement benefit liabilities target, and 25% associated with achieving an incremental booked revenue target. The number of performance share units that vest will be between 0% and 200% of the grant date amount of 1.8 million units including incremental share units that were issued subsequent to the December 1, 2013 grant date. There were 0.9 million and 0.8 million shares related to these performance share units included in the diluted earnings per share calculation for the three and nine months ended June 30, 2015, respectively, as certain payout thresholds were achieved in the third quarter of fiscal year 2015 relative to the Adjusted EBITDA, net debt reduction and incremental booked revenue targets.
For the three months ended June 30, 2015, the dilutive impact of previously issued restricted shares, restricted share units, and performance share units was 1.8 million, compared to 1.6 million units for the same period in the prior fiscal year. For the nine months ended June 30, 2015, the dilutive impact of previously issued restricted shares, restricted share units, and performance share units was 2.0 million shares, compared to 1.5 million shares for the same period in the prior fiscal year. For the three and nine months ended June 30, 2015, compensation cost related to restricted shares, restricted share units, performance share units and stock options was $3 million and $8 million, respectively, compared to $2 million and $6 million for the three and nine months ended June 30, 2014, respectively.
For the three and nine months ended June 30, 2014, options to purchase 0.1 million and 0.4 million shares of common stock, respectively, were excluded in the computation of diluted earnings per share because their exercise price exceeded the average market price for the periods and thus their inclusion would be anti-dilutive.
For the three and nine months ended June 30, 2015, 1.5 million and 1.3 million shares, respectively, were included in the computation of diluted earnings per share because the average stock price exceeded the conversion price for the 7.875 percent convertible notes due 2026. For the three months ended June 30, 2014, 1.8 million shares were included in the computation of diluted earnings per share because the average share price exceeded the conversion price for the 7.875 percent convertible notes due 2026. For the nine months ended June 30, 2014, the company's convertible senior unsecured notes were excluded from the computation of diluted earnings per share, as the company's average stock price, during these periods was less than the conversion price.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 merges revenue recognition standards of the FASB and International Accounting Standards Board (IASB). The FASB and IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS) that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The standard is required to be adopted by public business entities in annual periods beginning after December 15, 2017 and interim periods within those annual periods. The company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2018 and is currently evaluating the potential impact of this new guidance on its consolidated financial statements.
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

 In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the presentation of debt issuance costs for term debt in the balance sheet by requiring the debt issuance costs to be presented as a direct deduction from the related debt liability, rather than recorded as an asset. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2015, and interim periods within those annual periods and will need to be applied retrospectively. Early adoption is permitted. The company plans to implement this standard in the fourth quarter of fiscal year 2015. Debt issuance costs associated with term debt as of June 30, 2015 and September 30, 2014, were $18 million and $17 million, respectively.
Accounting standards implemented during fiscal year 2015
In April 2015, the FASB issued ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software. ASU 2015-05 requires a company to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under ASC 350-40; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The standard is required to be adopted by public business entities in annual periods beginning after December 15, 2015, and interim periods within those annual periods. Early adoption is permitted. The company adopted this guidance concurrent with an annual review of the company's accounting for internal-use computer software costs policy. The new accounting standard will be applied prospectively. The adoption did not have a material impact on the company's consolidated statement of financial position, results of operations, or cash flows. As new contracts are entered into or existing contracts are materially modified, the adoption may impact fixed assets, selling, general and administrative costs, or cost of sales.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Discontinued Operations
Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Sales	$—	$7	$1	$22

Loss before income taxes	$(2)	$(3)	$(1)	$(9)
Benefit from income taxes	—	—	—	5
Loss from discontinued operations attributable to Meritor, Inc.	$(2)	$(3)	$(1)	$(4)
Total discontinued operations assets as of June 30, 2015 and September 30, 2014 were $4 million and $8 million, respectively, and total discontinued operations liabilities as of June 30, 2015 and September 30, 2014 were $11 million and $21 million, respectively.
Loss from discontinued operations attributable to the company for the three months ended June 30, 2015 was primarily related to changes in estimates related to legal matters retained from previously divested businesses. Loss from discontinued operations attributable to the company for the nine months ended June 30, 2015 was primarily related to changes in estimates related to legal matters retained from previously divested businesses, partially offset by the settlement of indemnities on certain contingencies of previously divested businesses.
Loss before income taxes from discontinued operations for the three and nine months ended June 30, 2014 was primarily related to the company's former Mascot business. The benefit for income taxes for the nine months ended June 30, 2014 was primarily related to the expiration of the statute of limitations on certain tax contingencies of a previously divested business.
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
Sales for the three and nine months ended June 30, 2014 were related to the company’s former Mascot business.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in the carrying value of goodwill by the company’s two reportable segments are presented below (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Total
Beginning balance at September 30, 2014	$261	$170	$431
Foreign currency translation	(5)	(6)	(11)
Balance at June 30, 2015	$256	$164	$420
6. Restructuring Costs
     At June 30, 2015 and September 30, 2014, $13 million and $11 million, respectively, of restructuring reserves, primarily related to unpaid employee termination benefits, remained in the consolidated balance sheet. The changes in restructuring reserves for the nine months ended June 30, 2015 and 2014 are as follows (in millions):

	Employee Termination Benefits	Asset Impairment	Plant Shutdown & Other	Total
Beginning balance at September 30, 2014	$11	$—	$—	$11
Activity during the period:
Charges to continuing operations	15	—	—	15
Cash payments – continuing operations	(10)	—	—	(10)
Other	(3)	—	—	(3)
Total restructuring reserves at June 30, 2015	13	—	—	13
Less: non-current restructuring reserves	(2)	—	—	(2)
Restructuring reserves – current, at June 30, 2015	$11	$—	$—	$11

Balance at September 30, 2013	$12	$—	$—	$12
Activity during the period:
Charges to continuing operations	3	—	—	3
Cash payments – continuing operations	(6)	—	—	(6)
Total restructuring reserves at June 30, 2014	9	—	—	9
Less: non-current restructuring reserves	(3)	—	—	(3)
Restructuring reserves – current, at June 30, 2014	$6	$—	$—	$6

M2016 Actions: The company continues to implement certain footprint actions as part of its M2016 strategy. During the first quarter of fiscal year 2015, the company recorded severance charges of $3 million associated with the elimination of approximately 50 hourly and 20 salaried positions in the Commercial Truck & Industrial segment in connection with the consolidation of certain gearing and machining operations in North America.
During the third quarter of fiscal year 2015, the company notified approximately 40 hourly and salaried employees in the Commercial Truck & Industrial segment that their positions were being eliminated due to the planned closure of a North America manufacturing facility. The company expects this restructuring action will result in $3 million in costs, of which $2 million was incurred in the third quarter of fiscal year 2015. Restructuring actions associated with this plan are expected to be completed by the end of fiscal year 2015.
South America Labor Reduction I: During the fourth quarter of fiscal year 2014, the company initiated a South America headcount reduction plan intended to reduce labor costs in response to decreasing production volumes in the region. The company eliminated approximately 190 hourly and 20 salaried positions and incurred $7 million of restructuring costs in the fourth quarter of fiscal year 2014, primarily severance benefits, in the Commercial Truck & Industrial segment.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

South America Labor Reduction II: During the third quarter of fiscal year 2015, a restructuring plan to further reduce headcount in South America was approved by the local union. This restructuring plan is in response to the current economic environment in South America which has continued to weaken in 2015. With this restructuring plan, the company expects to eliminate approximately 230 hourly and 20 salaried positions and incur $9 million in employee separation costs in the Commercial Truck & Industrial segment. The company recorded severance expenses of $6 million associated with this plan during the third quarter of fiscal year 2015. Restructuring actions associated with this plan are expected to be completed by the end of the first quarter of fiscal year 2016.
Closure of a Corporate Engineering Facility: During the second quarter of fiscal year 2015, the company notified approximately 30 salaried and contract employees that their positions were being eliminated due to the planned closure of a corporate engineering facility. The company recorded severance expenses of $1 million associated with this plan. The company expects to incur approximately $2 million in lease termination and other exit costs in North America associated with this closure. Restructuring actions associated with this program are expected to be completed by the end of fiscal year 2015.
European Labor Reduction: During the second quarter of fiscal year 2015, the company initiated a European headcount reduction plan intended to reduce labor costs in response to continued soft markets in the region. The company eliminated approximately 20 hourly and 20 salaried positions and recorded $2 million of expected severance expenses in the Commercial Truck & Industrial segment in the second quarter of fiscal year 2015. Restructuring actions associated with this program were substantially complete as of June 30, 2015.
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
For the three months ended June 30, 2015, the company had approximately $6 million of net pre-tax income compared to $149 million of net pre-tax income in the same period in fiscal year 2014 in tax jurisdictions in which tax expense (benefit) is not recorded. For the first nine months of fiscal year 2015, the company had approximately $42 million of net pre-tax income compared to $184 million in the same period in fiscal year 2014 in tax jurisdictions in which tax expense (benefit) is not recorded. Income or losses arising from these jurisdictions resulted in an adjustment to the valuation allowance, rather than an adjustment to income tax expense.
Included in the net pre-tax income for the three months ended June 30, 2014 and the first nine months of fiscal year 2014 is $210 million of earnings from the antitrust lawsuit settlement with Eaton Corporation, including the recovery of $20 million of legal expenses, which was recorded in a jurisdiction with a valuation allowance. This income resulted in a $79 million decrease to the valuation allowance, rather than an increase to income tax expense.
During the first nine months of fiscal year 2015, the company experienced profitability in the U.S. and certain European jurisdictions in which a valuation allowance is recorded. The company continues to evaluate the material positive and negative factors to determine whether there is sufficient evidence to reverse some or all of the valuation allowance.
8. Accounts Receivable Factoring and Securitization
     Off-balance sheet arrangements
Swedish Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo through one of its European subsidiaries. Under this arrangement, which was recently renewed and now terminates on June 28, 2016, the company can sell up to, at any point in time, €150 million ($168 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €145 million ($162 million) and €99 million ($127 million) of this accounts receivable factoring facility as of June 30, 2015 and September 30, 2014, respectively.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

U.S. Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its subsidiaries. Under this arrangement, which terminates on October 29, 2015, the company can sell up to, at any point in time, €65 million ($73 million) of eligible trade receivables. The company is working to extend or refinance this arrangement in the fourth quarter of fiscal year 2015. In December 2014, the company amended this agreement to allow for the sale of trade receivables to exceed Nordea Bank’s commitment at Nordea Bank’s discretion. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €87 million ($97 million) and €64 million ($81 million) of this accounts receivable factoring facility as of June 30, 2015 and September 30, 2014, respectively. As of the end of the third quarter of fiscal year 2015, the company had utilized more than the committed eligible trade receivable amount of $73 million based on approval from the bank.
     The above facilities are backed by 364-day liquidity commitments from Nordea Bank which extends through May 2016. The commitments are subject to standard terms and conditions for these types of arrangements.
     United Kingdom Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. Under this arrangement, which expires in February 2018, the company can sell up to, at any point in time, €25 million ($28 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €8 million ($9 million) and €6 million ($7 million) of this accounts receivable factoring facility as of June 30, 2015 and September 30, 2014, respectively. The agreement is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
     Italy Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement, which expires in June 2017, the company can sell up to, at any point in time, €30 million ($34 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €24 million ($27 million) and €8 million ($10 million) of this accounts receivable factoring facility as of June 30, 2015 and September 30, 2014, respectively. The agreement is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
     In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the condensed consolidated balance sheet. The amount of factored receivables excluded from accounts receivable was $20 million and $19 million at June 30, 2015 and September 30, 2014, respectively.
     Total costs associated with all of the off-balance sheet arrangements described above were $1 million and $2 million in the three months ended June 30, 2015 and 2014, respectively, and $4 million and $7 million in the nine months ended June 30, 2015 and 2014, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statement of operations.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     On-balance sheet arrangements
The company has a $100 million U.S. accounts receivables securitization facility. On October 15, 2014, the company entered into an amendment which extends the facility expiration date to October 15, 2017 and sets the maximum permitted priority-debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility at 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company’s U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the condensed consolidated balance sheet. At June 30, 2015 and September 30, 2014 , no amounts, including letters of credit, were outstanding under this program. This securitization program contains a cross-default to the revolving credit facility. At certain times during any given month, the company may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, the company would then typically utilize the cash received from customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, the company may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
9. Operating Cash Flow
The reconciliation of net income to cash flows provided by operating activities is as follows (in millions):

	Nine Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$87	$250
Less: Loss from discontinued operations, net of tax	(1)	(4)
Income from continuing operations	88	254
Adjustments to income from continuing operations to arrive at cash provided by operating activities:
Depreciation and amortization	49	50
Restructuring costs	15	3
Loss on debt extinguishment	20	21
Gain on sale of property	(3)	—
Equity in earnings of ZF Meritor	—	(190)
Equity in earnings of other affiliates	(28)	(28)
Pension and retiree medical expense	20	30
Other adjustments to income from continuing operations	8	7
Dividends received from equity method investments	26	28
Pension and retiree medical contributions	(36)	(31)
Restructuring payments	(10)	(6)
Changes in off-balance sheet accounts receivable factoring	94	(27)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations	(111)	3
Operating cash flows provided by continuing operations	132	114
Operating cash flows used for discontinued operations	(10)	(11)
CASH PROVIDED BY OPERATING ACTIVITIES	$122	$103

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	June 30, 2015	September 30, 2014
Finished goods	$136	$146
Work in process	31	36
Raw materials, parts and supplies	198	197
Total	$365	$379
11. Other Current Assets
     Other current assets are summarized as follows (in millions):

	June 30, 2015	September 30, 2014
Current deferred income tax assets	$19	$21
Asbestos-related recoveries (see Note 19)	14	15
Deposits and collateral	2	4
Prepaid and other	17	16
Other current assets	$52	$56
12. Net Property
     Net property is summarized as follows (in millions):

	June 30, 2015	September 30, 2014
Property at cost:
Land and land improvements	$32	$34
Buildings	216	236
Machinery and equipment	867	906
Company-owned tooling	127	155
Construction in progress	56	66
Total	1,298	1,397
Less accumulated depreciation	(905)	(973)
Net property	$393	$424

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Other Assets
     Other assets are summarized as follows (in millions):

	June 30, 2015	September 30, 2014
Investments in non-consolidated joint ventures	$96	$106
Asbestos-related recoveries (see Note 19)	40	45
Unamortized debt issuance costs	28	30
Capitalized software costs, net	25	25
Non-current deferred income tax assets, net	17	15
Assets for uncertain tax positions	5	5
Prepaid pension costs	120	104
Other	17	25
Other assets	$348	$355
In accordance with FASB ASC Topic 350-40, costs relating to internally developed or purchased software in the preliminary project stage and the post-implementation stage are expensed as incurred. Costs in the application development stage that meet the criteria for capitalization are capitalized and amortized using the straight-line basis over the estimated economic useful life of the software.
The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At June 30, 2015 and September 30, 2014, the company’s investment in the joint venture was $40 million and $43 million, respectively. This amount is included in investments in non-consolidated joint ventures in the table above.
14. Other Current Liabilities
     Other current liabilities are summarized as follows (in millions):

	June 30, 2015	September 30, 2014
Compensation and benefits	$123	$146
Income taxes	12	8
Taxes other than income taxes	46	50
Accrued interest	16	15
Product warranties	23	27
Environmental reserves (see Note 19)	8	12
Restructuring (see Note 6)	11	9
Asbestos-related liabilities (see Note 19)	17	17
Indemnity obligations (see Note 19)	2	11
Other	45	56
Other current liabilities	$303	$351
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in product warranties is as follows (in millions):

	Nine Months Ended June 30,
	2015	2014
Total product warranties – beginning of period	$51	$57
Accruals for product warranties	11	14
Payments	(13)	(18)
Change in estimates and other	1	3
Total product warranties – end of period	50	56
Less: Non-current product warranties	(27)	(33)
Product warranties – current	$23	$23
15. Other Liabilities
Other liabilities are summarized as follows (in millions):

	June 30, 2015	September 30, 2014
Asbestos-related liabilities (see Note 19)	$105	$105
Restructuring (see Note 6)	2	2
Non-current deferred income tax liabilities	103	103
Liabilities for uncertain tax positions	12	14
Product warranties (see Note 14)	27	24
Environmental (see Note 19)	9	7
Indemnity obligations (see Note 19)	14	17
Other	32	37
Other liabilities	$304	$309
16. Long-Term Debt
     Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	June 30, 2015	September 30, 2014
4.625 percent convertible notes due 2026 (1)	$55	$55
4.0 percent convertible notes due 2027 (1)	143	162
7.875 percent convertible notes due 2026 (net of issuance discount of $13 and $21, respectively) (1)	152	229
6.75 percent notes due 2021 (2)	275	275
6.25 percent notes due 2024 (2)	450	225
Capital lease obligation	21	26
Export financing arrangements	23	31
Unamortized discount on convertible notes	(22)	(31)
Subtotal	1,097	972
Less: current maturities	(18)	(7)
Long-term debt	$1,079	$965
(1) The 4.625 percent, 4.0 percent and 7.875 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016, 2019 and 2020, respectively.
(2) The 6.75 percent and 6.25 percent notes contain a call option, which allows for early redemption.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revolving Credit Facility
On May 22, 2015, the company entered into a second amendment of its senior secured revolving credit facility. Pursuant to the revolving credit agreement as amended, the company has a $499 million revolving credit facility, $40 million of which matures in April 2017 for banks not electing to extend their commitments under the revolving credit facility, and $459 million of which matures in February 2019. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants as highlighted below. Prior to May 22, 2015, $89 million of the $499 million revolving credit facility was scheduled to mature in April 2017 for banks not electing to extend their commitments under the revolving credit facility, and $410 million was scheduled to mature in February 2019.
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
The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At June 30, 2015, the revolving credit facility was collateralized by approximately $633 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company’s current corporate credit rating. At June 30, 2015, the margin over LIBOR rate was 325 basis points and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 225 basis points.
Certain of the company’s subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly held notes outstanding under the company’s indentures (see Note 22).
No borrowings were outstanding under the revolving credit facility at June 30, 2015 and September 30, 2014. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At June 30, 2015 and September 30, 2014, there were no letters of credit outstanding under the revolving credit facility.
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
Issuance of Debt Securities - 2024 Notes
On February 13, 2014, the company completed a public offering of debt securities consisting of the issuance of $225 million principal amount of 10-year, 6.25 percent notes due 2024 (the "Initial 2024 Notes"). The offering and sale were made pursuant to the company's February 2012 shelf registration statement. The Initial 2024 Notes were issued under the company's indenture dated as of April 1, 1998, as supplemented. The Initial 2024 Notes were issued at 100 percent of their principal amount. The proceeds from the sale of the Initial 2024 Notes were $225 million and, together with cash on hand, were primarily used to repurchase $250 million principal amount of the company’s previously outstanding 10.625 percent notes due 2018.
On June 11, 2015, the company completed a public offering of an additional $225 million aggregate principal amount of 6.25 percent notes due 2024 (the “Additional 2024 Notes"), in an underwritten public offering pursuant to the company's December 2014 shelf registration statement. The proceeds from the sale of the Additional 2024 Notes were used to replenish available cash used to pay $139 million, including premium and fees, to repurchase $85 million principal amount at maturity of the company's 7.875 percent convertible notes due 2026. The company plans to use the remaining net proceeds to purchase an annuity to satisfy its obligations under the German pension plans for its employees and for general corporate purposes. The Additional 2024 Notes constitute a further issuance of, and are fungible with, the $225 million aggregate principal amount of Initial 2024 Notes that the company issued on February 13, 2014 and form a single series with the Initial 2024 Notes (collectively, the “2024 Notes”). The Additional 2024 Notes have terms identical to the Initial 2024 Notes, other than issue date and offering price, and have the same

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CUSIP number as the Initial 2024 Notes. Upon completion of the offering, the aggregate principal amount of outstanding notes of this series was $450 million.
The 2024 Notes bear interest at a fixed rate of 6.25 percent per annum. The company pays interest on the 2024 Notes semi-annually, in arrears, on February 15 and August 15 of each year. The 2024 Notes constitute senior unsecured obligations of the company and rank equally in right of payment with existing and future senior unsecured indebtedness, and effectively junior to existing and future secured indebtedness. The 2024 Notes are guaranteed on a senior unsecured basis by each of the company's subsidiaries from time to time guaranteeing its senior secured credit facility. The guarantees rank equally with existing and future senior unsecured indebtedness of the guarantors and will be effectively subordinated to all of the existing and future secured indebtedness of the guarantors, to the extent of the value of the assets securing such indebtedness.
Prior to February 15, 2019, the company may redeem, at its option, from time to time, the 2024 Notes, in whole or in part, at a redemption price equal to 100 percent of the principal amount of the 2024 Notes to be redeemed, plus an applicable premium (as defined in the indenture under which the 2024 Notes were issued) and any accrued and unpaid interest. On or after February 15, 2019, the company may redeem, at its option, from time to time, the 2024 Notes, in whole or in part, at the redemption prices (expressed as percentages of the principal amount of the 2024 Notes to be redeemed) set forth below, plus accrued and unpaid interest, if any, if redeemed during the 12-month period beginning on February 15 of the years indicated below:

Year	Redemption Price
2019	103.125%
2020	102.083%
2021	101.042%
2022 and thereafter	100.000%
Prior to February 15, 2017, the company may redeem, at its option, from time to time, up to approximately $79 million aggregate principal amount of the 2024 Notes with the net cash proceeds of one or more public sales of the company's common stock at a redemption price equal to 106.25 percent of the principal amount, plus accrued and unpaid interest, if any, provided that at least approximately $146 million aggregate principal amount of the 2024 Notes remain outstanding after each such redemption and notice of any such redemption is mailed within 90 days of any such sale of common stock.
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
Repurchase of Debt Securities
During the third quarter of fiscal year 2015, the company repurchased $85 million principal amount at maturity of the company's 7.875 percent convertible notes. The convertible notes were repurchased at a premium equal to approximately 64 percent of their principal amount. The 7.875 percent convertible notes contain a conversion to equity feature which can be settled in cash upon conversion, as such, the liability and equity components are required to be separately accounted for upon recognition. Subsequently, upon derecognition of the convertible notes, the total cash consideration is required to be allocated between the extinguishment of the liability component and the reacquisition of the equity component. Of the total cash consideration of $139 million paid, $93 million and $46 million were allocated between the liability and equity components, respectively. The repurchase of $85 million principal amount at maturity of the company's 7.875 percent convertible notes was accounted for as an extinguishment of debt, and accordingly, the company recognized a net loss on debt extinguishment of $19 million, which consisted of $11 million of unamortized discount and deferred issuance costs and $8 million of premium. The net loss on debt extinguishment is included in interest expense, net in the consolidated statement of operations. The repurchase was made under the company's 2026 convertible notes repurchase authorization described in Note 20.
Through June 30, 2015, the company had repurchased $19 million principal amount of the company's 4.0 percent convertible notes due 2027. In the third quarter of fiscal year 2015, $4 million of the notes were repurchased at a premium equal to approximately 5 percent of their principal amount. In the second quarter of fiscal year 2015, $15 million of the notes were repurchased at a premium equal to approximately 6 percent of their principal amount. The repurchases of the $19 million principal amount of the company's 4.0 percent convertible notes due 2027 was accounted for as an extinguishment of debt, and accordingly, the company recognized a net loss on debt extinguishment of $1 million. The net loss on debt extinguishment is included in interest expense, net in the consolidated statement of operations. The repurchase was made under the company's equity and equity-linked repurchase authorization program described in Note 20.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 15, 2014, the company completed the redemption of its 10.625 percent notes due 2018. The notes were redeemed at a premium equal to approximately 5 percent of their principal amount. The repurchase of $250 million of 10.625 percent notes was accounted for as an extinguishment of debt, and accordingly, the company recognized a net loss on debt extinguishment of $19 million, which consisted of $6 million of unamortized discount and deferred issuance costs and $13 million of premium. The net loss on debt extinguishment is included in interest expense, net in the consolidated statement of operations.
Capital Leases
On March 20, 2012, the company entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, the company can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, the company can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. The company had $11 million and $13 million outstanding under this capital lease arrangement as of June 30, 2015 and September 30, 2014, respectively. In addition, the company had another $10 million and $13 million outstanding through other capital lease arrangements at June 30, 2015 and September 30, 2014, respectively.
Letter of Credit Facilities
On February 21, 2014, the company entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million through December 19, 2015. From December 20, 2015 through March 19, 2019, the aggregate availability is $25 million. This facility contains covenants and events of default generally similar to those existing in the company’s public debt indentures. There were $25 million of letters of credit outstanding under this facility at June 30, 2015 and September 30, 2014. In addition, the company had another $7 million and $9 million of letters of credit outstanding through other letter of credit facilities at June 30, 2015 and September 30, 2014, respectively.
Export financing arrangements
The company entered into a number of export financing arrangements through its Brazilian subsidiary during fiscal year 2014.  The export financing arrangements are issued under an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs. The arrangements bear interest at 5.5 percent and have maturity dates in 2016 and 2017. There were $23 million and $29 million outstanding under these arrangements at June 30, 2015 and September 30, 2014, respectively. In addition, the company had $2 million outstanding under a similar arrangement through its India subsidiary at September 30, 2014, which had no outstanding balance at June 30, 2015.
Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million per bank. As of June 30, 2015 and September 30, 2014, the company had $14 million and $32 million, respectively, outstanding under this program at more than one bank.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. Financial Instruments
Fair values of financial instruments are summarized as follows (in millions):

	June 30, 2015		September 30, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$345	$345	$247	$247
Short-term debt	18	18	7	7
Long-term debt	1,079	1,217	965	1,143
Foreign exchange forward contracts (asset)	2	2	2	2
Short-term foreign currency option contracts (asset)	—	—	2	2
Long-term foreign currency option contracts (asset)	1	1	1	1

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	June 30, 2015			September 30, 2014
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Asset
Foreign exchange forward contract	3	(1)	2	2	—	2
Derivative Liabilities
Foreign exchange forward contract	1	(1)	—	—	—	—
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
Fair value of financial instruments by the valuation hierarchy at June 30, 2015 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$345	$—	$—
Short-term debt	—	—	18
Long-term debt	—	1,192	25
Foreign exchange forward contracts (asset)	—	—	2
Long-term foreign currency option contracts (asset)	—	—	1

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below provide a reconciliation of changes in fair value of the Level 3 financial assets and liabilities measured at fair value in the condensed consolidated balance sheet for the three and nine months ended June 30, 2015 and June 30, 2014, respectively. No transfers of assets between any of the Levels occurred during these periods.

Three months ended June 30, 2015 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of March 31, 2015	$2	$2	$4
Total unrealized gains (losses):
Included in other income	—	—	—
Included in cost of sales	(1)	—	(1)
Total realized gains (losses):
Included in other income	(1)	—	(1)
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Settlements	—	—	—
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	—	(1)	(1)
Fair Value as of June 30, 2015	$—	$1	$1

Three months ended June 30, 2014 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of March 31, 2014	$—	$—	$—
Total unrealized gains (losses):
Included in other income	—	—	—
Included in cost of sales	(1)	—	(1)
Total realized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	3	—	3
Settlements	—	—	—
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	(1)	1	—
Fair Value as of June 30, 2014	$1	$1	$2

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nine months ended June 30, 2015 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2014	$2	$1	$3
Total unrealized gains (losses):
Included in other income	—	—	—
Included in cost of sales	(1)	—	(1)
Total realized gains (losses):
Included in other income	2	—	2
Included in cost of sales	3	—	3
Purchases, issuances, sales and settlements:
Purchases	5	—	5
Settlements	(10)	(1)	(11)
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	(1)	1	—
Fair Value as of June 30, 2015	$—	$1	$1

Nine months ended June 30, 2014 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2013	$—	$—	$—
Total unrealized gains (losses):
Included in other income	—	—	—
Included in cost of sales	(1)	—	(1)
Total realized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	3	—	3
Settlements	—	—	—
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	(1)	1	—
Fair Value as of June 30, 2014	$1	$1	$2
(1) Transfers as of the last day of the reporting period
Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents at June 30, 2015 or September 30, 2014.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign currency option contracts — The company uses option contracts to mitigate foreign currency exposure on expected future Indian Rupee denominated purchases. The contracts were entered into during April 2014 with effective dates from the start of fiscal year 2015 through the end of fiscal year 2016. In February 2015, the company monetized its outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2017. In the three and nine months ended June 30, 2015, the company recognized a net loss of $1 million and net gain of $2 million, respectively, associated with the settlement and repurchase of these foreign currency option contracts. The fair value of the foreign currency option contracts is based on a third-party proprietary model, which incorporates inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates, and time utilizing market instruments with similar quality and maturity characteristics. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.
The company generally does not hedge against its foreign currency exposure related to translations to U.S. dollars of financial results denominated in foreign currencies. In November 2014, the company entered into a series of foreign currency option contracts with a total notional amount of $48 million to reduce volatility in the translation of Brazilian Real earnings to U.S. dollars. These foreign currency option contracts do not qualify for a hedge accounting election but are expected to mitigate foreign currency translation exposure of Brazilian Real earnings to U.S. dollars. In the second quarter of fiscal year 2015, the company monetized these outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2015. In the three and nine months ended June 30, 2015, the company recognized a net loss of $1 million and net gain of $2 million, respectively, associated with the settlement and repurchase of these foreign currency option contracts. The fair value of the foreign currency option contracts is based on a third-party proprietary model, which incorporates inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates, and time utilizing market instruments with similar quality and maturity characteristics. Changes in fair value associated with these contracts are recorded in other income (expense), net, in the consolidated statement of operations.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18. Retirement Benefit Liabilities
     Retirement benefit liabilities consisted of the following (in millions):

	June 30, 2015	September 30, 2014
Retiree medical liability	$463	$479
Pension liability	293	323
Other	16	16
Subtotal	772	818
Less: current portion (included in compensation and benefits, Note 14)	(43)	(43)
Retirement benefits	$729	$775
The components of net periodic pension and retiree medical expense included in continuing operations for the three months ended June 30 are as follows (in millions):

	2015		2014
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$1	$—	$1	$—
Interest cost	17	5	19	6
Assumed return on plan assets	(28)	—	(26)	—
Amortization of prior service costs	—	(1)	—	(2)
Recognized actuarial loss	6	6	6	6
Total expense (income)	$(4)	$10	$—	$10

The components of net periodic pension and retiree medical expense included in continuing operations for the nine months ended June 30 are as follows (in millions):

	2015		2014
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$1	$—	$1	$—
Interest cost	53	15	59	19
Assumed return on plan assets	(84)	—	(78)	—
Amortization of prior service costs	—	(1)	—	(6)
Recognized actuarial loss	20	16	18	17
Total expense (income)	$(10)	$30	$—	$30

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at June 30, 2015 to be approximately $17 million, of which $2 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.
     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at June 30, 2015 to be approximately $34 million, of which $15 million is probable and recorded as a liability.
     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 0.50 to 2.50 percent and is approximately $8 million at June 30, 2015. The undiscounted estimate of these costs is approximately $8 million.
     The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning balance at September 30, 2014	$2	$17	$19
Payments and other	—	(4)	(4)
Accruals	—	2	2
Balance at June 30, 2015	$2	$15	$17
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Maremont had approximately 5,600 and 5,700 pending asbestos-related claims at June 30, 2015 and September 30, 2014, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, the total number of claims filed is not necessarily the most meaningful factor in determining Maremont's asbestos-related liability.
     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	June 30, 2015	September 30, 2014
Pending and future claims	$73	$73
Billed but unpaid claims	2	3
Asbestos-related liabilities	$75	$76
Asbestos-related insurance recoveries	$43	$49
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
     Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Maremont's obligation for asbestos personal injury claims over the next ten years of $73 million to $105 million. Management recognized a liability of $73 million as of each of June 30, 2015 and September 30, 2014 for pending and future claims over the next ten years. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Historically, Maremont has recognized incremental insurance receivables associated with recoveries expected for asbestos-related liabilities as the estimate of asbestos-related liabilities for pending and future claim changes. However, Maremont currently expects to exhaust the limits of its settled insurance coverage prior to the end of the ten-year forecasted liability period. Maremont believes it has additional insurance coverage; however, certain carriers have disputed coverage under policies they issued (see "Recoveries" below).
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	The ultimate indemnity cost of resolving nonmalignant claims with plaintiffs’ law firms in jurisdictions without an established history with Maremont cannot be reasonably estimated.
Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The insurance receivable related to asbestos-related liabilities is $43 million and $49 million as of June 30, 2015 and September 30, 2014, respectively. The receivable is for coverage provided by one insurance carrier based on a coverage in place agreement. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next ten years. Maremont maintained insurance coverage with other insurance carriers that management believes covers indemnity and defense costs. Maremont has incurred liabilities allocable to these policies but has not yet billed these insurance carriers, and no receivable has been recorded for these policies. During fiscal year 2013, Maremont reinitiated a lawsuit against these carriers, seeking a declaration of its rights to insurance for asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. The difference between the estimated liability and insurance receivable is primarily related to exhaustion of settled insurance coverage within the forecasted period and proceeds from settled insurance policies. Certain insurance policies have been settled in cash prior to the ultimate settlement of the related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables.
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
     Rockwell International ("Rockwell") — ArvinMeritor, Inc. (AM), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. Rockwell had approximately 3,000 and 2,800 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at June 30, 2015 and September 30, 2014, respectively.
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
     The Rockwell legacy asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	June 30, 2015	September 30, 2014
Pending and future claims	$48	$48
Billed but unpaid claims	2	2
Asbestos-related liabilities	$50	$50
Asbestos-related insurance recoveries	$11	$11
Pending and Future Claims: The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Bates White prepares these cost estimates annually in September. As of September 30, 2014, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Rockwell’s obligation for asbestos personal injury claims over the next ten years of $48 million to $62 million. Management recognized a liability for the pending and future claims over the next ten years of $48 million as of each of June 30, 2015 and September 30,

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2014. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.
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
Recoveries: The insurance receivable related to asbestos-related liabilities is $11 million as of each of June 30, 2015 and September 30, 2014. Included in these amounts are insurance receivables of $8 million as of each of June 30, 2015 and September 30, 2014 that are associated with policies in dispute. Rockwell has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against certain of these carriers to enforce the insurance policies, which are in various stages of the litigation process. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. The amounts recognized for policies in dispute are based on consultation with advisors, status of settlement negotiations with certain insurers and underlying analysis performed by management. The remaining receivable recognized is related to coverage provided by one carrier based on a coverage-in-place insurance arrangement. If the assumptions with respect to the estimation period, the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.
Indemnifications
The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration.
In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At June 30, 2015 and September 30, 2014, the remaining estimated liability for this matter was approximately $13 million and $14 million, respectively.
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
In connection with the sale of its interest in MSSC in October 2009, the company provided certain indemnifications to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company's estimated exposure under these indemnities at June 30, 2015 and

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2014 is approximately $2 million and $5 million, respectively, and is included in other liabilities in the condensed consolidated balance sheet.
The company is not aware of any other claims or other information that would give rise to material payments under such indemnifications.
Other
As a result of performing ongoing product conformance testing in the ordinary course of business, the company identified a non-safety related, potential product performance issue arising from a defective supplier component. During fiscal year 2013, the company notified all major customers and initiated a sampling campaign. Management estimated the total costs the company could incur for a full campaign to be in the range of $12 million to $20 million, of which $12 million was recorded as a specific warranty contingency reserve. In the fourth quarter of fiscal year 2013, the company received $5 million of non-cash cost recovery from the component supplier. During the second half of fiscal year 2014, the company worked with customers to determine the appropriate next steps. As of September 30, 2014, no field failures were identified during the sampling campaign, and only minor defects were found in a small number of components tested. As a result, in the fourth quarter of fiscal year 2014, the company determined a full campaign to be unnecessary and moved to a fix-as-find approach with an extended warranty, thereby reducing the accrual significantly. As of June 30, 2015 and September 30, 2014, the estimated cost the company could incur for this non-safety related, potential product performance issue was $3 million.
The company identified certain sales transactions for which value added tax was required to be remitted to certain tax jurisdictions for tax years 2008 through 2014. At June 30, 2015 and September 30, 2014, the company’s estimates of the probable liability were $10 million and $11 million, respectively. The decrease in the probable liability is primarily due to the translation effect of foreign exchange rates.

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
20. Shareowners' Equity
Equity and Equity-Linked Repurchase Authorizations
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
The equity and equity-linked securities repurchases are subject to prevailing market conditions and other considerations. Under the program, the company repurchased 1.1 million shares of its common stock for $14 million during the third quarter of fiscal year 2015 through open market transactions. Also, in the third quarter of fiscal year 2015, the company repurchased $4 million principal amount of its 4.0 percent convertible notes due 2027 for $4 million (see Note 16).
For the nine months ended June 30, 2015, the company has repurchased 2.3 million shares of common stock for $30 million and $19 million principal amount of its 4.0 percent convertible notes due 2027 pursuant to this authorization. The amount remaining available for repurchases under the authorization is $161 million at June 30, 2015.
On May 18, 2015, the Offering Committee of the company's Board of Directors approved a repurchase program for up to $175 million aggregate principal amount at maturity of its 7.875 percent convertible notes due 2026 from time to time prior to September 30, 2015, subject to compliance with legal and regulatory requirements and its debt covenants. This repurchase program is in addition to the equity and equity-linked and debt repurchase programs described above. During the third quarter of fiscal year 2015, the company repurchased $85 million principal amount at maturity of the company's 7.875 percent convertible notes for $139 million (see Note 16). The amount remaining available for repurchases under the authorization is $90 million at June 30, 2015.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Other Comprehensive Loss (AOCL)
The components of AOCL and the changes in AOCL by components, net of tax, for three months ended June 30, 2015 and 2014 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at March 31, 2015	$(25)	$(766)	$(2)	$(793)
Other comprehensive income (loss) before reclassification	13	1	(2)	12
Amounts reclassified from accumulated other comprehensive loss - net of tax	—	11	—	11
Net current-period other comprehensive income (loss)	$13	$12	$(2)	$23
Balance at June 30, 2015	$(12)	$(754)	$(4)	$(770)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(1)	(a)
Actuarial losses	12	(a)
	11	Total before tax
	—	Tax (benefit) expense
Total reclassifications for the period	$11	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 18 for additional details).

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at March 31, 2014	$61	$(772)	$(1)	$(712)
Other comprehensive income before reclassification	8	—	—	8
Amounts reclassified from accumulated other comprehensive loss - net of tax	—	11	—	11
Net current-period other comprehensive income	$8	$11	$—	$19
Balance at June 30, 2014	$69	$(761)	$(1)	$(693)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(2)	(b)
Actuarial losses	12	(b)
	10	Total before tax
	1	Tax expense
	11	Net of tax

Total reclassifications for the period	$11	Net of tax

(b) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 18 for additional details).

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of AOCL and the changes in AOCL by components, net of tax, for nine months ended June 30, 2015 and 2014 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at September 30, 2014	$41	$(789)	$(1)	$(749)
Other comprehensive loss before reclassification	(54)	—	(3)	(57)
Amounts reclassified from accumulated other comprehensive loss - net of tax	1	35	—	36
Net current-period other comprehensive income (loss)	$(53)	$35	$(3)	$(21)
Balance at June 30, 2015	$(12)	$(754)	$(4)	$(770)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(1)	(a)
Actuarial losses	36	(a)
	35	Total before tax
	—	Tax (benefit) expense
	35	Net of tax

Foreign Currency Translation Related Adjustment
Other reclassification adjustment	$1	(b)
	1	Total before tax
	—	Tax (benefit) expense
	1	Net of tax

Total reclassifications for the period	$36	Net of tax

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(6)	(b)
Actuarial losses	35	(b)
	29	Total before tax
	—	Tax (benefit) expense
	29	Net of tax

Total reclassifications for the period	$29	Net of tax

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
      The company has two reportable segments at June 30, 2015, as follows:

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
     The accounting policies of the segments are the same as those applied in the consolidated financial statements, except for the use of Segment EBITDA. The company may allocate certain common costs, primarily corporate functions, between the segments differently than the company would for stand alone financial information prepared in accordance with GAAP. These allocated costs include expenses for shared services such as information technology, finance, communications, legal and human resources. The company does not allocate interest expense and certain legacy and other corporate costs not directly associated with the segment. Amounts related to prior quarters have been recast to reflect Mascot in discontinued operations (see Note 4).

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Segment information is summarized as follows (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Eliminations	Total
Three Months Ended June 30, 2015
External Sales	$682	$227	$—	$909
Intersegment Sales	23	6	(29)	—
Total Sales	$705	$233	$(29)	$909
Three Months Ended June 30, 2014
External Sales	$733	$246	$—	$979
Intersegment Sales	28	7	(35)	—
Total Sales	$761	$253	$(35)	$979

	Commercial Truck & Industrial	Aftermarket & Trailer	Eliminations	Total
Nine Months Ended June 30, 2015
External Sales	$2,020	$632	$—	$2,652
Intersegment Sales	69	21	(90)	—
Total Sales	$2,089	$653	$(90)	$2,652
Nine Months Ended June 30, 2014
External Sales	$2,172	$661	$—	$2,833
Intersegment Sales	79	19	(98)	—
Total Sales	$2,251	$680	$(98)	$2,833

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014 (2)	2015	2014 (2)
Segment EBITDA:
Commercial Truck & Industrial	$58	$55	$171	$165
Aftermarket & Trailer	31	28	86	73
Segment EBITDA	89	83	257	238
Unallocated legacy and corporate costs, net (1)	(2)	(1)	(4)	(4)
Antitrust settlement with Eaton, net of tax (3)	—	208	—	208
Interest expense, net	(38)	(22)	(78)	(97)
Provision for income taxes	(6)	(12)	(19)	(31)
Depreciation and amortization	(17)	(17)	(49)	(50)
Noncontrolling interests	(1)	—	(2)	(4)
Loss on sale of receivables	(1)	(2)	(4)	(7)
Restructuring costs	(9)	—	(15)	(3)
Income from continuing operations attributable to Meritor, Inc.	$15	$237	$86	$250

(1)
Unallocated legacy and corporate costs, net represents items that are not directly related to the company's business segments. These costs primarily include asbestos-related charges, pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability.

(2)	Amounts for prior periods have been recast for discontinued operations.

(3)	Associated with the company's share of the antitrust settlement with Eaton less legal expenses incurred in fiscal year 2014.

Segment Assets:	June 30, 2015	September 30, 2014
Commercial Truck & Industrial	$1,710	$1,755
Aftermarket & Trailer	445	458
Total segment assets	2,155	2,213
Corporate (1)	613	533
Less: Accounts receivable sold under off-balance sheet factoring programs (2)	(315)	(244)
Total assets	$2,453	$2,502

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(2)
At June 30, 2015 and September 30, 2014, segment assets include $315 million and $244 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 8). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

22. Supplemental Guarantor Condensed Consolidating Financial Statements
Article 3-10 of Regulation S-X (S-X Rule 3-10) requires that separate financial information for issuers and guarantors of registered securities be filed in certain circumstances. Certain of the company's 100% owned subsidiaries, as defined in the credit agreement (the "Guarantors"), irrevocably and unconditionally guarantee amounts outstanding under the senior secured revolving credit facility. Similar subsidiary guarantees were provided for the benefit of the holders of the notes outstanding under the company's indentures (see Note 16).
Schedule I of Article 5-04 of Regulation S-X (S-X Rule 5-04) requires that condensed financial information of the registrant (Parent) be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In lieu of providing separate audited financial statements for the Parent and Guarantors, the company has included the accompanying condensed consolidating financial statements as permitted by S-X Rules 3-10 and 5-04. These condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Parent's share of the subsidiary's cumulative results of operations, capital contributions and distribution and other equity changes. The Guarantors are combined in the condensed consolidated financial statements. Certain subsidiaries in China and India are restricted by law from transfer of cash by dividends, loans or advances to Parent, which exceeded 25 percent of consolidated net assets of Parent as of September 30, 2014. As of June 30, 2015, the company’s proportionate share of net assets restricted from transfer by law was $29 million.

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended June 30, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$461	$448	$—	$909
Subsidiaries	—	34	19	(53)	—
Total sales	—	495	467	(53)	909
Cost of sales	(14)	(416)	(408)	53	(785)
GROSS MARGIN	(14)	79	59	—	124
Selling, general and administrative	(20)	(29)	(16)	—	(65)
Restructuring costs	—	(2)	(7)	—	(9)
Other operating income (expense), net	(2)	—	3	—	1
OPERATING INCOME (LOSS)	(36)	48	39	—	51
Other income (expense), net	10	(6)	(5)	—	(1)
Equity in earnings of other affiliates	—	9	1	—	10
Interest income (expense), net	(47)	7	2	—	(38)
INCOME (LOSS) BEFORE INCOME TAXES	(73)	58	37	—	22
Provision for income taxes	(1)	—	(5)	—	(6)
Equity income from continuing operations of subsidiaries	89	28	—	(117)	—
INCOME FROM CONTINUING OPERATIONS	15	86	32	(117)	16
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2)	(1)	(2)	3	(2)
NET INCOME	13	85	30	(114)	14
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$13	$85	$29	$(114)	$13

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$13	$85	$30	$(114)	$14
Other comprehensive income (loss)	23	30	(15)	(15)	23
Total comprehensive income	36	115	15	(129)	37
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income attributable to Meritor, Inc.	$36	$115	$14	$(129)	$36

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended June 30, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$382	$597	$—	$979
Subsidiaries	—	41	17	(58)	—
Total sales	—	423	614	(58)	979
Cost of sales	(14)	(355)	(544)	58	(855)
GROSS MARGIN	(14)	68	70	—	124
Selling, general and administrative	(28)	(4)	(21)	—	(53)
Other operating expense	—	—	(1)	—	(1)
OPERATING INCOME (LOSS)	(42)	64	48	—	70
Other income (expense), net	13	(6)	(7)	—	—
Equity in earnings of ZF Meritor	—	190	—	—	190
Equity in earnings of other affiliates	—	9	2	—	11
Interest income (expense), net	(31)	11	(2)	—	(22)
INCOME (LOSS) BEFORE INCOME TAXES	(60)	268	41	—	249
Provision for income taxes	(1)	(1)	(10)	—	(12)
Equity income from continuing operations of subsidiaries	298	27	—	(325)	—
INCOME FROM CONTINUING OPERATIONS	237	294	31	(325)	237
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(3)	(3)	(1)	4	(3)
NET INCOME	234	291	30	(321)	234
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$234	$291	$30	$(321)	$234

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,282	$1,370	$—	$2,652
Subsidiaries	—	95	52	(147)	—
Total sales	—	1,377	1,422	(147)	2,652
Cost of sales	(38)	(1,167)	(1,240)	147	(2,298)
GROSS MARGIN	(38)	210	182	—	354
Selling, general and administrative	(54)	(83)	(50)	—	(187)
Restructuring costs	(1)	(5)	(9)	—	(15)
Other operating income (expense), net	(2)	—	4	—	2
OPERATING INCOME (LOSS)	(95)	122	127	—	154
Other income (expense), net	47	(15)	(29)	—	3
Equity in earnings of affiliates	—	24	4	—	28
Interest income (expense), net	(105)	20	7	—	(78)
INCOME (LOSS) BEFORE INCOME TAXES	(153)	151	109	—	107
Provision for income taxes	(2)	—	(17)	—	(19)
Equity income from continuing operations of subsidiaries	241	81	—	(322)	—
INCOME FROM CONTINUING OPERATIONS	86	232	92	(322)	88
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(1)	1	(2)	1	(1)
NET INCOME	85	233	90	(321)	87
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$85	$233	$88	$(321)	$85

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$85	$233	$90	$(321)	$87
Other comprehensive income (loss)	(21)	(62)	3	58	(22)
Total comprehensive income	64	171	93	(263)	65
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income attributable to Meritor, Inc.	$64	$171	$92	$(263)	$64

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,039	$1,794	$—	$2,833
Subsidiaries	—	107	46	(153)	—
Total sales	—	1,146	1,840	(153)	2,833
Cost of sales	(40)	(978)	(1,621)	153	(2,486)
GROSS MARGIN	(40)	168	219	—	347
Selling, general and administrative	(68)	(49)	(61)	—	(178)
Restructuring costs	(1)	—	(2)	—	(3)
Other operating expense	—	(1)	(1)	—	(2)
OPERATING INCOME (LOSS)	(109)	118	155	—	164
Other income (loss), net	52	(14)	(38)	—	—
Equity in earnings of ZF Meritor	—	190	—	—	190
Equity in earnings of other affiliates	—	21	7	—	28
Interest income (expense), net	(119)	28	(6)	—	(97)
INCOME (LOSS) BEFORE INCOME TAXES	(176)	343	118	—	285
Provision for income taxes	(1)	(2)	(28)	—	(31)
Equity income from continuing operations of subsidiaries	427	75	—	(502)	—
INCOME FROM CONTINUING OPERATIONS	250	416	90	(502)	254
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(4)	(4)	(2)	6	(4)
NET INCOME	246	412	88	(496)	250
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$246	$412	$84	$(496)	$246

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	June 30, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$238	$5	$102	$—	$345
Receivables trade and other, net	—	39	491	—	530
Inventories	—	163	202	—	365
Other current assets	7	18	27	—	52
TOTAL CURRENT ASSETS	245	225	822	—	1,292
NET PROPERTY	13	154	226	—	393
GOODWILL	—	277	143	—	420
OTHER ASSETS	77	122	149	—	348
INVESTMENTS IN SUBSIDIARIES	2,340	444	—	(2,784)	—
TOTAL ASSETS	$2,675	$1,222	$1,340	$(2,784)	$2,453
CURRENT LIABILITIES:
Short-term debt	$1	$3	$14	$—	$18
Accounts and notes payable	45	222	344	—	611
Other current liabilities	115	67	121	—	303
TOTAL CURRENT LIABILITIES	161	292	479	—	932
LONG-TERM DEBT	1,054	7	18	—	1,079
RETIREMENT BENEFITS	625	—	104	—	729
INTERCOMPANY PAYABLE (RECEIVABLE)	1,406	(1,712)	306	—	—
OTHER LIABILITIES	47	212	45	—	304
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(618)	2,423	361	(2,784)	(618)
NONCONTROLLING INTERESTS	—	—	27	—	27
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,675	$1,222	$1,340	$(2,784)	$2,453

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$76	$19	$27	$—	$122
INVESTING ACTIVITIES
Capital expenditures	(4)	(17)	(24)	—	(45)
Proceeds from the sale of property	—	—	4	—	4
Net investing cash flows provided by discontinued operations	—	1	3	—	4
CASH USED FOR INVESTING ACTIVITIES	(4)	(16)	(17)	—	(37)
FINANCING ACTIVITIES
Repayment of notes	(159)	—	—	—	(159)
Proceeds from debt issuance	225	—	—	—	225
Debt issuance costs	(4)	—	—	—	(4)
Repurchase of common stock	(30)	—	—	—	(30)
Intercompany advances	63	—	(63)	—	—
Other financing activities	—	(3)	(4)	—	(7)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	95	(3)	(67)	—	25
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(12)	—	(12)
CHANGE IN CASH AND CASH EQUIVALENTS	167	—	(69)	—	98
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	71	5	171	—	247
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$238	$5	$102	$—	$345

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

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As of June 30, 2015 and September 30, 2014, Parent-only obligations included $652 million and $684 million of pension and retiree medical benefits, respectively (see Note 18). All debt is debt of the Parent other than $42 million and $55 million at June 30, 2015 and September 30, 2014, respectively (see Note 16), and is primarily related to capital lease obligations and lines of credit. Cash dividends paid to the Parent by subsidiaries and investments accounted for by the equity method were $37 million and $5 million for the nine months ended June 30, 2015 and 2014, respectively.

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

23. Subsequent Events
On July 10, 2015, the company purchased from Sypris Solutions, Inc. (“Sypris”) the majority of the assets of Sypris’s Morganton, North Carolina manufacturing facility for $10.5 million cash consideration and also acquired related inventories and accounts receivable, and assumed or released certain accounts payable and other accrued liabilities, for an additional consideration of $2 million (subject to customary post-closing adjustment). As part of the acquisition, the company also agreed to lease the Morganton facility for an initial five-year term, for $2.0 million in rent, pre-paid at the closing. Within 30 days following the closing, the company may elect to either purchase the facility or extend the lease for an additional 15 years, in either case for $1.2 million.
On July 2, 2015, Sypris entered into a secured promissory note (the “Promissory Note”) in the principal amount of $3.0 million, in favor of the company, in exchange for the release of the company's outstanding U.S. trade receivables net of its outstanding U.S. trade payables. The Promissory Note, which matures on September 30, 2015, is secured by substantially all of the collateral securing Sypris’s secured revolving credit facility with PNC Bank, National Association (“PNC”) and is subordinate to the rights of PNC.

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
3rd Quarter Fiscal Year 2015 results
Our sales for the third quarter of fiscal year 2015 were $909 million, a decrease compared to $979 million in the same period in the prior fiscal year. Our sales decrease was the result of the strengthening of the US dollar against most currencies, primarily the Euro and Brazilian Real. In addition, higher truck production in North America driven by the continued strengthening of the Class 8 truck market, more than offset lower production in South America and China as a result of the macro-economic conditions in these regions compared to the same period in the prior fiscal year.
Net income attributable to the company for the third quarter of fiscal year 2015 was $13 million compared to $234 million in the same period in the prior fiscal year. Net income from continuing operations attributable to the company for the third quarter of fiscal year 2015 was $15 million, or $0.15 per diluted share, compared to $237 million, or $2.34 per diluted share, in the same period in the prior fiscal year. In the third quarter of fiscal year 2014, we recognized $209 million (after-tax) as our share of the proceeds recognized by our joint venture, ZF Meritor LLC ("ZF Meritor") associated with the antitrust settlement with Eaton Corporation ("Eaton").
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the third quarter of fiscal year 2015 was $87 million compared to $82 million in the same period in the prior fiscal year. Our Adjusted EBITDA margin (see Non-GAAP Financial Measures below) in the third quarter of fiscal year 2015 was 9.6 percent compared to 8.4 percent in the same period a year ago. Despite lower revenue, Adjusted EBITDA and Adjusted EBITDA margin increased compared to the prior fiscal year primarily due to material, labor and burden performance and pricing actions, which more than offset the impact of lower revenue.
Cash flow provided by operating activities was $93 million in the third quarter of fiscal year 2015 compared to $85 million in the same period last year. The increase is primarily due to more cash provided by our accounts receivable factoring program, partially offset by increased cash used for working capital requirements in the third quarter of fiscal year 2015 compared to the same period in the prior fiscal year.
Capital Markets Transactions
In the third quarter of fiscal year 2015, we issued an additional $225 million aggregate principal amount of our existing 6.25 percent notes due 2024. Upon completion of the offering, the aggregate principal amount of outstanding notes of this series was $450 million. We used the net proceeds to replenish available cash used to pay $139 million, including premium and fees, to repurchase $85 million principal amount at maturity of our 7.875 percent convertible notes due 2026. We plan to use the remaining net proceeds to purchase an annuity to satisfy our obligations under the German pension plans for our employees and for general corporate purposes.
As part of the convertible debt repurchase authorization, in June 2015, we entered into a 10b5-1 repurchase plan for the repurchase of our 7.875 percent convertible notes. Under this plan, from June 29, 2015 through July 28, 2015, we purchased approximately $25 million principal amount at maturity of our 7.875 percent convertible notes.
Equity and Equity-Linked Repurchase Authorization
Under our equity and equity-linked repurchase program, in the third quarter of fiscal year 2015, we repurchased 1.1 million shares of our common stock for $14 million and we repurchased $4 million principal amount of our 4.0 percent convertible notes due 2027 for $4 million pursuant to the equity repurchase program described in the "Liquidity" section below.
As part of the equity and equity-linked repurchase authorization, in June 2015, we entered into a 10b5-1 stock repurchase plan. Under this plan, from June 29, 2015 through July 28, 2015, we have purchased approximately 1.5 million shares.
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

MERITOR, INC.

    Trends and Uncertainties
     Production Volumes
     The following table reflects estimated commercial truck production volumes for selected original equipment (OE) markets for the three and nine months ended June 30, 2015 and 2014 based on available sources and management’s estimates.

	Three Months Ended June 30,		Percent	Nine Months Ended June 30,		Percent
	2015	2014	Change	2015	2014	Change
Estimated Commercial Truck production (in thousands)
North America, Heavy-Duty Trucks	89	74	20%	245	201	22%
North America, Medium-Duty Trucks	60	60	—%	175	162	8%
Western Europe, Heavy- and Medium-Duty Trucks	99	94	5%	293	315	(7)%
South America, Heavy- and Medium-Duty Trucks	20	33	(39)%	70	119	(41)%

During fiscal year 2015, production volumes in North America increased compared to the levels experienced in fiscal year 2014 and we expect this to continue through the end of the fiscal year. In line with our expectations, production volumes in Western Europe have weakened compared to the levels experienced in fiscal year 2014 due to a production ramp up in advance of the change in commercial truck emission standard requirements that went into effect in January 2014. Production volumes in South America and China have significantly decreased on a year-over-year basis as a result of the difficult economic climates, which we expect will continue for the foreseeable future. We expect the market in India to be up in fiscal year 2015 due to an improving economic climate.
Sales for our primary military program were at their peak during the third quarter of fiscal year 2012 and began to decline in fiscal year 2013. The program continues to wind down in 2015, although a relatively modest level of production may continue beyond 2015. We are working to secure our participation in new military programs with various OEMs. However, if sales of our military programs do return to historical levels, the profitability on these sales could be lower than what we have recognized in recent periods.
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

MERITOR, INC.

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
     Management believes these non-GAAP financial measures are useful to both management and investors in their analysis of the company's financial position and results of operations. In particular, management believes that Adjusted EBITDA, Adjusted EBITDA margin and Adjusted diluted earnings (loss) per share from continuing operations are meaningful measures of performance as they are commonly utilized by management and the investment community to analyze operating performance in our industry. Further, management uses these non-GAAP financial measures for planning and forecasting future periods. Management believes that Free cash flow is useful in analyzing our ability to service and repay debt and return value directly to shareholders.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014 (1)	2015	2014 (1)
Adjusted income from continuing operations attributable to the company, net of tax	$41	$29	$118	$66
Antitrust settlement with Eaton (2)	—	208	—	208
Loss on debt extinguishment	(19)	—	(19)	(21)
Restructuring costs	(7)	—	(13)	(3)
Income from continuing operations attributable to the company	$15	$237	$86	$250

Adjusted diluted earnings per share from continuing operations	$0.41	$0.29	$1.17	$0.67
Impact of adjustments on diluted earnings per share	(0.26)	2.05	(0.32)	1.85
Diluted earnings per share from continuing operations	$0.15	$2.34	$0.85	$2.52

(1) Amounts for prior periods have been recast for discontinued operations.

(2) Non-GAAP adjustment associated with our share of the antitrust settlement with Eaton less legal expenses incurred in fiscal year 2014.
Free cash flow is reconciled to cash flows provided by operating activities below (in millions).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014 (1)	2015	2014 (1)
Cash provided by operating activities	$93	$85	$122	$103
Capital expenditures	(22)	(14)	(45)	(39)
Free cash flow	$71	$71	$77	$64

(1) Amounts for prior periods have been recast for discontinued operations.
Adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. in “Results of Operations” below.

MERITOR, INC.

Results of Operations
The following is a summary of our financial results is (in millions, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014 (2)	2015	2014 (2)
SALES:
Commercial Truck & Industrial	$705	$761	$2,089	$2,251
Aftermarket & Trailer	233	253	653	680
Intersegment Sales	(29)	(35)	(90)	(98)
SALES	$909	$979	$2,652	$2,833
SEGMENT EBITDA:
Commercial Truck & Industrial	$58	$55	$171	$165
Aftermarket & Trailer	31	28	86	73
SEGMENT EBITDA:	89	83	257	238
Unallocated legacy and corporate costs, net (1)	(2)	(1)	(4)	(4)
ADJUSTED EBITDA:	87	82	253	234
Interest expense, net	(38)	(22)	(78)	(97)
Provision for income taxes	(6)	(12)	(19)	(31)
Depreciation and amortization	(17)	(17)	(49)	(50)
Noncontrolling interests	(1)	—	(2)	(4)
Loss on sale of receivables	(1)	(2)	(4)	(7)
Restructuring costs	(9)	—	(15)	(3)
Antitrust settlement with Eaton, net of tax (3)	—	208	—	208
INCOME FROM CONTINUING OPERATIONS, net of tax, attributable to Meritor, Inc.	15	237	86	250
LOSS FROM DISCONTINUED OPERATIONS, net of tax, attributable to Meritor, Inc.	(2)	(3)	(1)	(4)
NET INCOME attributable to Meritor, Inc.	$13	$234	$85	$246
DILUTED EARNINGS (LOSS) PER SHARE attributable to Meritor, Inc.:
Continuing operations	$0.15	$2.34	$0.85	$2.52
Discontinued operations	(0.02)	(0.03)	(0.01)	(0.04)
Diluted earnings per share	$0.13	$2.31	$0.84	$2.48
DILUTED AVERAGE COMMON SHARES OUTSTANDING	100.3	101.1	101.0	99.1

(1)
Unallocated legacy and corporate costs, net represents items that are not directly related to our business segments. These costs primarily include asbestos-related charges, pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability charges.

(2)	Amounts for prior periods have been recast for discontinued operations.

(3)	Non-GAAP adjustment associated with our share of the antitrust settlement with Eaton less legal expenses incurred in fiscal year 2014.

MERITOR, INC.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
   Sales
The following table reflects total company and business segment sales for the three months ended June 30, 2015 and 2014 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Three Months Ended				Dollar Change Due To
	June 30,		Dollar	%		Volume /
	2015	2014	Change	Change	Currency	Other
Sales:
Commercial Truck & Industrial	$705	$761	$(56)	(7)%	$(74)	$18
Aftermarket & Trailer	233	253	(20)	(8)%	(21)	1
Intersegment Sales	(29)	(35)	6	17%	16	(10)
TOTAL SALES	$909	$979	$(70)	(7)%	$(79)	$9
     Commercial Truck & Industrial sales were $705 million in the third quarter of fiscal year 2015, down 7 percent compared to the third quarter of fiscal year 2014. The decrease in sales was the result of the strengthening of the US dollar against most currencies, primarily the Euro and Brazilian Real, which unfavorably impacted sales by $74 million in the third quarter of fiscal year 2015 compared to the same period in the prior fiscal year. In addition, higher truck production in North America driven by the continued strengthening of the Class 8 truck market, more than offset lower production in South America and China as a result of the macro-economic conditions in these regions compared to the same period in the prior fiscal year.
     Aftermarket & Trailer sales were $233 million in the third quarter of fiscal year 2015, down 8 percent compared to the third quarter of fiscal year 2014. The decrease was primarily due to the unfavorable impact of the strengthening US dollar on our aftermarket business in Europe.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended June 30, 2015 was $785 million compared to $855 million in the same period in the prior fiscal year, representing a decrease of 8 percent. Total cost of sales was 86.4 percent and 87.3 percent of sales for the three month periods ended June 30, 2015 and 2014, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the third quarter of fiscal year 2015 compared to the same quarter in the prior year (in millions):

Cost of Sales
Three months ended June 30, 2014	$855
Volume, mix and other, net	(5)
Foreign exchange	(65)
Three months ended June 30, 2015	$785
     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Lower material costs	$(49)
Lower labor and overhead costs	(23)
Other, net	2
Total change in costs of sales	$(70)

MERITOR, INC.

Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended June 30, 2015 decreased $49 million compared to the same period in the prior fiscal year primarily due to the movement in foreign currency rates, lower volume, and material cost savings.
Labor and overhead costs decreased $23 million compared to the same period in the prior fiscal year primarily due to the movement in foreign currency rates, lower revenue, and savings associated with labor and burden cost reduction programs.
Gross margin for each of the three-month periods ended June 30, 2015 and June 30, 2014 was $124 million. Gross margin, as a percentage of sales, was 13.6 percent and 12.7 percent for the three months ended June 30, 2015 and 2014, respectively. This improvement in gross margin percentage was driven by material, labor and burden performance and pricing actions consistent with our M2016 strategy, partially offset by the impact of foreign currency.
Other Income Statement Items
     Selling, general and administrative expenses (SG&A) for the three months ended June 30, 2015 and 2014 are summarized as follows (dollars in millions):

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(1)	(0.1)%	$(2)	(0.2)%	$(1)	(0.1) pts
Short and long-term variable compensation	(9)	(1.0)%	(11)	(1.1)%	(2)	(0.1) pts
Legal fee recovery from the Eaton settlement	—	—%	20	2.0%	20	2.0 pts
All other SG&A	(55)	(6.1)%	(60)	(6.1)%	(5)	0 pts
Total SG&A	$(65)	(7.2)%	$(53)	(5.4)%	$12	1.8 pts
      In the third quarter of fiscal year 2014, as a result of the settlement with Eaton, ZF Meritor agreed to reimburse the company $20 million for the recovery of current and prior period legal expenses. We recognized the recovery in SG&A as the historical incurrence of these costs was included in SG&A in the consolidated statement of operations in prior periods. All other SG&A represents normal selling, general and administrative expense and remained flat year-over-year as a percentage of sales.
Restructuring costs of $9 million were recorded during the three months ended June 30, 2015. These costs primarily related to employee severance costs recognized by our Commercial Truck & Industrial segment.
Operating income for the third quarter of fiscal year 2015 was $51 million, compared to $70 million in the same period in the prior fiscal year. Key items affecting operating income are discussed above.
Equity in earnings of other affiliates was $10 million for the third quarter of fiscal year 2015, compared to $11 million in the same period in the prior fiscal year.
Equity in earnings of ZF Meritor was $190 million in the third quarter of fiscal year 2014 related to our share of the earnings on the antitrust settlement with Eaton.
Interest expense, net for the third quarter of fiscal year 2015 was $38 million, compared to $22 million in the same period in the prior fiscal year. The increase was primarily attributable to the capital markets transactions we executed in the third quarter of fiscal year 2015. Specifically, during the third quarter of fiscal year 2015, we repurchased $85 million principal amount at maturity of our 7.875 percent convertible notes due 2026 at a premium equal to approximately 64 percent of their principal amount including the equity component, funded by available cash and the issuance of an additional $225 million aggregate principal amount of our 6.25 percent notes due 2024. In addition, we repurchased $4 million of our 4.0 percent convertible notes due 2027. In the third quarter of fiscal year 2015, we recognized $19 million loss on debt extinguishment, which is included in interest expense, net, primarily related to the repurchase of our 7.875 percent convertible notes due 2026.
Provision for income taxes was $6 million in the third quarter of fiscal year 2015 compared to $12 million in the same period in the prior fiscal year. The reduction in tax expense was primarily attributable to lower earnings in jurisdictions in which we recognize tax expense.
Income from continuing operations (before noncontrolling interests) for the third quarter of fiscal year 2015 was $16 million compared to $237 million in the same period in the prior fiscal year. The reasons for the decrease are discussed above.

MERITOR, INC.

Loss from discontinued operations, net of tax was $2 million in the third quarter of fiscal year 2015, primarily attributable to changes in estimates related to legal matters retained from previously divested businesses. Loss from discontinued operations, net of tax was $3 million in the same period in the prior fiscal year, primarily attributable to the company's former Mascot business.
   Net income attributable to Meritor, Inc. was $13 million for the third quarter of fiscal year 2015 compared to $234 million in the same period in the prior fiscal year. The various factors affecting net income are discussed above.
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
     The following table reflects Segment EBITDA and Segment EBITDA margins for the three months ended June 30, 2015 and 2014 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	Three Months Ended June 30,			Three Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Commercial Truck & Industrial	$58	$55	$3	8.2%	7.2%	1.0 pts
Aftermarket & Trailer	31	28	3	13.3%	11.1%	2.2 pts
Segment EBITDA	$89	$83	$6	9.8%	8.5%	1.3 pts
     Significant items impacting year-over-year Segment EBITDA include the following (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA– Quarter ended June 30, 2014	$55	$28	$83
Lower earnings from unconsolidated affiliates	(1)	—	(1)
Impact of foreign currency exchange rates	(13)	(2)	(15)
Short and long-term variable compensation	2	—	2
Volume, mix, pricing and other	15	5	20
Segment EBITDA – Quarter ended June 30, 2015	$58	$31	$89

Commercial Truck & Industrial Segment EBITDA was $58 million in the third quarter of fiscal year 2015 and $55 million in the third quarter of fiscal year 2014. Segment EBITDA margin increased to 8.2 percent compared to 7.2 percent in the same period in the prior fiscal year. The increase in Segment EBITDA and Segment EBITDA margin was the combination of continued cost performance and pricing actions, which more than offset the unfavorable impact of lower revenue.
     Aftermarket & Trailer Segment EBITDA was $31 million in the third quarter of fiscal year 2015 and $28 million in the third quarter of fiscal year 2014. Segment EBITDA margin increased to 13.3 percent compared to 11.1 percent in the same period in the prior fiscal year. The increase in Segment EBITDA and Segment EBITDA margin was driven by continued cost performance and pricing actions.

MERITOR, INC.

Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014
   Sales
The following table reflects total company and business segment sales for the nine months ended June 30, 2015 and 2014 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Nine Months Ended				Dollar Change Due To
	June 30,		Dollar	%		Volume /
	2015	2014	Change	Change	Currency	Other
Sales:
Commercial Truck & Industrial	$2,089	$2,251	$(162)	(7)%	$(157)	$(5)
Aftermarket & Trailer	653	680	(27)	(4)%	(41)	14
Intersegment Sales	(90)	(98)	8	8%	33	(25)
TOTAL SALES	$2,652	$2,833	$(181)	(6)%	$(165)	$(16)
     Commercial Truck & Industrial sales were $2,089 million in the first nine months of fiscal year 2015, down 7 percent compared to the first nine months of fiscal year 2014. The decrease in sales was the result of the strengthening of the US dollar against most currencies, primarily the Euro and Brazilian Real, which unfavorably impacted sales by $157 million in the first nine months of fiscal year 2015 compared to the same period in fiscal year 2014. In addition, unfavorable macro-economic conditions in South America and China resulted in lower production in these regions, we experienced lower revenue from our Defense business compared to the prior period, and the Euro VI pre-buy favorably impacted European truck sales a year ago. The decrease in revenue was partially offset by higher sales in North America, as the Class 8 truck market continued to strengthen.
     Aftermarket & Trailer sales were $653 million in the first nine months of fiscal year 2015, down 4 percent compared to the first nine months of fiscal year 2014. The decrease was primarily due to the unfavorable impact of the strengthening US dollar on our aftermarket business in Europe.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the nine months ended June 30, 2015 was $2,298 million compared to $2,486 million in the prior year, representing a decrease of 8 percent. Total cost of sales was 86.7 percent and 87.8 percent of sales for the nine-month periods ended June 30, 2015 and 2014, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the first nine months of fiscal year 2015 compared to the same period in the prior year (in millions):

Cost of Sales
Nine months ended June 30, 2014	$2,486
Volume, mix and other, net	(50)
Foreign exchange	(138)
Nine months ended June 30, 2015	$2,298
     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Lower material costs	$(107)
Lower labor and overhead costs	(80)
Other, net	(1)
Total change in costs of sales	$(188)

MERITOR, INC.

Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the nine months ended June 30, 2015 decreased $107 million compared to the same period in the prior fiscal year primarily due to the movement in foreign currency rates, lower volume, and material cost savings.
Labor and overhead costs for the nine months ended June 30, 2015 decreased $80 million compared to the same period in the prior fiscal year primarily due to the movement in foreign currency rates, lower revenue, and savings associated with labor and burden cost reduction programs.
Gross margin for the nine months ended June 30, 2015 was $354 million compared to $347 million in the same period last year. Gross margin, as a percentage of sales, was 13.3 percent and 12.2 percent for the nine months ended June 30, 2015 and 2014, respectively. This improvement in gross margin percentage was primarily driven by material, labor and burden performance and pricing actions consistent with our M2016 strategy.
Other Income Statement Items
     Selling, general and administrative expenses for the nine months ended June 30, 2015 and 2014 are summarized as follows (dollars in millions):

	Nine Months Ended		Nine Months Ended
	June 30, 2015		June 30, 2014		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(4)	(0.2)%	$(7)	(0.2)%	$(3)	0 pts
Short and long-term variable compensation	(21)	(0.8)%	(25)	(0.9)%	(4)	(0.1) pts
Legal fee recovery from the Eaton settlement	—	—%	20	0.7%	20	0.7 pts
Long-term liability reduction	—	—%	5	0.2%	5	0.2 pts
All other SG&A	(162)	(6.1)%	(171)	(6.0)%	(9)	0.1 pts
Total SG&A	$(187)	(7.1)%	$(178)	(6.2)%	$9	0.9 pts
     In the third quarter of fiscal year 2014, as a result of the settlement with Eaton, ZF Meritor agreed to reimburse the company $20 million for the recovery of current and prior period legal expenses. We recognized the recovery in SG&A, as the historical incurrence of these costs were included in SG&A in the consolidated statement of operations in prior periods.
  In the first quarter of fiscal year 2014, we executed a change to our long-term disability benefit plan to reduce the duration for which we provide medical and dental benefits to individuals on long-term disability to be more consistent with market practices. This resulted in a $5 million reduction in the liability associated with these benefits.
All other SG&A represents normal selling, general and administrative expense and remained relatively flat year-over-year as a percentage of sales.
Restructuring costs of $15 million and $3 million were recorded during the first nine months of June 30, 2015 and 2014, respectively. During the first nine months of fiscal year 2015, $14 million of restructuring costs were recognized by our Commercial Truck & Industrial segment and $1 million by our corporate locations, primarily related to employee severance. The restructuring costs incurred in the first nine months of fiscal year 2014 primarily relate to employee severance in our Commercial Truck & Industrial segment.
Operating income for the first nine months of fiscal year 2015 was $154 million, compared to $164 million in the same period in the prior fiscal year. Key items affecting operating income are discussed above.
Equity in earnings of other affiliates was $28 million for both the first nine months of fiscal year 2015 and 2014.
Equity in earnings of ZF Meritor was $190 million in the first nine months of fiscal year 2014 related to our share of the earnings on the antitrust settlement with Eaton.
Interest expense, net for the first nine months of fiscal year 2015 was $78 million, compared to $97 million in the same period in the prior fiscal year. The decrease was primarily attributable to the capital markets transactions we executed in fiscal year 2014 that reduced our gross debt balances and lowered our cost of debt. During the third quarter of fiscal year 2015, we repurchased $85 million principal amount at maturity of our 7.875 percent convertible notes due 2026 at a premium equal to approximately 64 percent of their principal amount including the equity component, funded by available cash and the issuance of an additional $225 million aggregate principal amount of our 6.25 percent notes due 2024. In addition, in the first nine months of fiscal year

MERITOR, INC.

2015, we repurchased $19 million of our 4.0 percent convertible notes due 2027. In the first nine months of fiscal year 2015, we recognized $20 million loss on debt extinguishment, which is included in interest expense, net, primarily related to the repurchase of our 7.875 percent convertible notes due 2026.
During the first six months of fiscal year 2014, we exercised a call option to redeem $250 million principal amount of our 10.625 percent notes due 2018 at a premium of 5 percent of their principal amount and repaid the balance of our $45 million term loan, both of which were funded by available cash and the issuance of $225 million principal amount of our 6.25 percent notes due 2024. We recognized a $21 million loss on debt extinguishment, which is included in interest expense, net, primarily related to the repurchase of our 10.625 percent notes due 2018.
    Provision for income taxes was $19 million in the first nine months of fiscal year 2015 compared to $31 million in the same period in the prior fiscal year. The reduction in tax expense was primarily attributable to a tax law change and lower earnings in jurisdictions in which we recognize tax expense.
Income from continuing operations (before noncontrolling interests) for the first nine months of fiscal year 2015 was $88 million compared to $254 million in the same period in the prior fiscal year. The reasons for the decrease are discussed above.
Loss from discontinued operations, net of tax was $1 million for the first nine months of fiscal year 2015, primarily attributable to changes in estimates related to legal matters retained from previously divested businesses, partially offset by the settlement of indemnities on certain contingencies of previously divested businesses. Loss from discontinued operations, net of tax was $4 million in the same period in the prior fiscal year, primarily attributable to the company's former Mascot business, partially offset by the expiration of the statute of limitations on certain tax contingencies of a previously divested business.
     Net income attributable to Meritor, Inc. was $85 million for the first nine months of fiscal year 2015 compared to $246 million in the same period in the prior fiscal year. The various factors affecting net income are discussed above.
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
     The following table reflects Segment EBITDA and Segment EBITDA margins for the nine months ended June 30, 2015 and 2014 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	Nine Months Ended June 30,			Nine Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Commercial Truck & Industrial	$171	$165	$6	8.2%	7.3%	0.9 pts
Aftermarket & Trailer	86	73	13	13.2%	10.7%	2.5 pts
Segment EBITDA	$257	$238	$19	9.7%	8.4%	1.3 pts
     Significant items impacting year-over-year Segment EBITDA include the following (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA– Nine months ended June 30, 2014	$165	$73	$238
Impact of foreign currency exchange rates	(18)	(4)	(22)
Short and long-term variable compensation	3	1	4
Volume, mix, pricing and other	21	16	37
Segment EBITDA – Nine months ended June 30, 2015	$171	$86	$257

MERITOR, INC.

Commercial Truck & Industrial Segment EBITDA was $171 million in the first nine months of fiscal year 2015 and $165 million in same period in the prior fiscal year. Segment EBITDA margin increased to 8.2 percent compared to 7.3 percent in the same period in the prior fiscal year. The increase in Segment EBITDA and Segment EBITDA margin reflects the continued execution of our M2016 initiatives, including cost performance and pricing actions. Our results were partially offset by the impact of lower revenue.

  Aftermarket & Trailer Segment EBITDA was $86 million in the first nine months of fiscal year 2015 and $73 million in the same period in the prior fiscal year. Segment EBITDA margin increased to 13.2 percent compared to 10.7 percent in the same period in the prior year. The increase in Segment EBITDA and Segment EBITDA margin was driven by continued cost performance and pricing actions.
Financial Condition
Cash Flows (in millions)

	Nine Months Ended June 30,
	2015	2014
OPERATING CASH FLOWS
Income from continuing operations	$88	$254
Depreciation and amortization	49	50
Restructuring costs	15	3
Loss on debt extinguishment	20	21
Gain from sale of property	(3)	—
Equity in earnings of ZF Meritor	—	(190)
Equity in earnings of other affiliates	(28)	(28)
Pension and retiree medical expense	20	30
Dividends received from equity method investments	26	28
Pension and retiree medical contributions	(36)	(31)
Restructuring payments	(10)	(6)
Increase in working capital	(103)	(11)
Changes in off-balance sheet accounts receivable factoring	94	(27)
Other, net	—	21
Cash flows provided by continuing operations	132	114
Cash flows used for discontinued operations	(10)	(11)
CASH PROVIDED BY OPERATING ACTIVITIES	$122	$103
     Cash provided by operating activities in the first nine months of fiscal year 2015 was $122 million compared to $103 million in the same period of fiscal year 2014 primarily due to increased cash provided by our accounts receivable factoring programs, partially offset by increased cash used for working capital requirements during fiscal year 2015.

	Nine Months Ended June 30,
	2015	2014
INVESTING CASH FLOWS
Capital expenditures	$(45)	$(39)
Proceeds on sale of property	4	—
Net investing cash flows provided by discontinued operations	4	3
CASH USED FOR INVESTING ACTIVITIES	$(37)	$(36)
     Cash used for investing activities was $37 million in the first nine months of fiscal year 2015 compared to $36 million in the same period in fiscal year 2014.

MERITOR, INC.

	Nine Months Ended June 30,
	2015	2014
FINANCING CASH FLOWS
Repayment of notes and term loan	$(159)	$(308)
Proceeds from debt issuance	225	225
Debt issuance costs	(4)	(9)
Repurchase of common stock	(30)	—
Other financing activities	(7)	10
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$25	$(82)
     Cash provided by financing activities was $25 million in the first nine months of fiscal year 2015 compared to cash used for financing activities of $82 million in the same period of fiscal year 2014. In the third quarter of fiscal year 2015, we issued an additional $225 million principal amount of our 6.25 percent notes due 2024. A portion of net proceeds from this offering were used to repurchase our 7.875 percent convertible notes due 2026. Additionally, in the first nine months of fiscal year 2015, we spent $20 million on the repurchase of $19 million principal amount of our 4.0 percent convertible notes due 2027 (see Note 16 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report). Additionally, we spent $30 million on the repurchase of 2.3 million shares of our common stock in the first nine months of fiscal year 2015 (see Note 20 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report).
In the second quarter of fiscal year 2014, we issued $225 million of 6.25 percent notes due 2024. Net proceeds from the issuance of these notes were used along with available cash to retire the $250 million of our 10.625 percent notes due 2018 at a premium of $13 million. The outstanding term loan balance of $45 million was paid in the first six months of fiscal year 2014.
Liquidity
Our outstanding debt, net of discounts where applicable, is summarized as follows (in millions).

	June 30,	September 30,
	2015	2014
Fixed-rate debt securities	$725	$500
Fixed-rate convertible notes	350	446
Unamortized discount on convertible notes	(22)	(31)
Other borrowings	44	57
Total debt	$1,097	$972
Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs, restructuring and product development programs. We expect fiscal year 2015 capital expenditures for our business segments to be approximately $80 million.
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

MERITOR, INC.

     Sources of liquidity as of June 30, 2015, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 6/30/15	Readily Available as of 6/30/15	Current Expiration
On-balance sheet arrangements:
Revolving credit facility (1)	$499	$—	$499	February 2019
Committed U.S. accounts receivable securitization (2)	100	—	69	October 2017
Total on-balance sheet arrangements	$599	$—	$568
Off-balance sheet arrangements: (2)
Swedish Factoring Facility	$168	$162	$—	June 2016
U.S. Factoring Facility	73	97	—	October 2015
U.K. Factoring Facility	28	9	—	February 2018
Italy Factoring Facility	34	27	—	June 2017
Other uncommitted factoring facilities	22	20	—	Various
Letter of credit facility	30	25	5	March 2019
Total off-balance sheet arrangements	355	340	5
Total available sources	$954	$340	$573

(1)
The availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant and a reduction to $459 million in April 2017 as discussed under “Revolving Credit Facility” below.

(2)	Availability subject to adequate eligible accounts receivable available for sale.
Cash and Liquidity Needs – Our cash and liquidity needs have been affected by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At June 30, 2015, we had $345 million in cash and cash equivalents.
Our availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant, as defined in the agreement, which may limit our borrowings under the agreement as of each quarter end. As long as we are in compliance with those covenants as of the quarter end, we have full availability (up to the amount of collateral under the collateral test) under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At June 30, 2015, we were in compliance with all covenants under our credit agreement.
Equity and Equity-Linked Repurchase Authorization – In June 2014, our Board of Directors authorized the repurchase of up to $210 million of our equity and equity-linked securities (including convertible debt securities), subject to the achievement of our M2016 net debt reduction target and compliance with legal and regulatory requirements and our debt covenants. In September 2014, our Board authorized the repurchase of up to $40 million of our equity or equity-linked securities (including convertible debt securities) under the $210 million authorization that may be made annually without regard to achievement of the M2016 net debt reduction target. These authorizations have no stated expiration. Under the program, we repurchased 1.1 million shares of our common stock for $14 million during the third quarter of fiscal year 2015 through open market transactions. Also, in the third quarter of fiscal year 2015, we repurchased $4 million principal amount of our 4.0 percent convertible notes due 2027 for $4 million (see Note 16 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report). For the nine months ended June 30, 2015, we repurchased 2.3 million shares of common stock for $30 million and $19 million principal amount of our 4.0 percent convertible notes due 2027. The amount remaining available for repurchases under the authorization is $161 million at June 30, 2015.
Debt Repurchase Programs - On January 22, 2015, the Offering Committee of our Board of Directors approved a repurchase program for up to $150 million aggregate principal amount of any of our public debt securities (including convertible debt securities) from time to time through open market purchases or privately negotiated transactions or otherwise, until September 30, 2016, subject to compliance with legal and regulatory requirements and our debt covenants. This repurchase program is in addition to the equity and equity-linked repurchase authorizations described above.

MERITOR, INC.

2026 Convertible Notes Repurchase Authorization - On May 18, 2015, the Offering Committee of our Board of Directors approved a repurchase program for up to $175 million aggregate principal amount at maturity of our 7.875 percent convertible notes due 2026 from time to time prior to September 30, 2015, subject to compliance with legal and regulatory requirements and our debt covenants. This repurchase program is in addition to the equity and equity-linked and debt repurchase programs described above. During the third quarter of fiscal year 2015, we repurchased $85 million principal amount at maturity of our 7.875 percent convertible notes for $139 million. The premium paid over par reflects the market price of these notes, which includes the embedded option value of the security. Since the conversion option of $12 per share was in the money, this drove a significant premium. The amount remaining available for repurchases under the authorization is $90 million at June 30, 2015.
Issuances of 2024 Notes - On February 13, 2014, we completed a public offering of debt securities consisting of the issuance of $225 million principal amount of 10-year, 6.25 percent notes due 2024 (the "Initial 2024 Notes"). The proceeds from the sale of the Initial 2024 Notes were $225 million and, together with cash on hand, were used to repurchase $250 million principal amount of our outstanding 10.625 percent notes due 2018.
On June 11, 2015, we completed a public offering consisting of the issuance of an additional $225 million aggregate principal amount of 6.25 percent notes due 2024 (the "Additional 2024 Notes"), in an underwritten public offering. The proceeds from the sale of the Additional 2024 Notes were used to replenish available cash used to pay $139 million, including premium and fees, to repurchase $85 million principal amount at maturity of our 7.875 percent convertible notes due 2026. We plan to use the remaining net proceeds from this offering to purchase an annuity to satisfy our obligations under the German pension plans for our employees and for general corporate purposes.
These Additional 2024 Notes constitute a further issuance of, and are fungible with, the $225 million aggregate principal amount of the Initial 2024 Notes that we issued on February 13, 2014 and form a single series with the Initial 2024 Notes (collectively, the “2024 Notes”). The Additional 2024 Notes have terms identical to the Initial 2024 Notes, other than issue date and offering price, and have the same CUSIP number as the Initial 2024 Notes immediately upon issuance. Upon completion of the offering, the aggregate principal amount of outstanding notes of this series was $450 million.
The 2024 Notes constitute senior unsecured obligations of Meritor and rank equally in right of payment with its existing and future senior unsecured indebtedness, and effectively junior to existing and future secured indebtedness. They are guaranteed on a senior unsecured basis by each of our subsidiaries from time to time guaranteeing the senior secured credit facility. Prior to February 15, 2017, we may redeem up to approximately $79 million aggregate principal amount of the 2024 Notes with the net cash proceeds of one or more public sales of our common stock at a redemption price equal to 106.25 percent of the principal amount, plus accrued and unpaid interest, if any, provided that at least approximately $146 million aggregate principal amount of the 2024 Notes remains outstanding after each such redemption and notice of any such redemption is mailed within 90 days of any such sale of common stock. Prior to February 15, 2019, we may redeem, at our option, from time to time, the 2024 Notes, in whole or in part, at a redemption price equal to of 100 percent of principal amount of the 2024 Notes to be redeemed, plus the applicable premium as of the redemption date on the 2024 Notes to be redeemed, and any accrued and unpaid interest. On or after February 15, 2019, 2020, 2021 and 2022, we have the option to redeem the 2024 Notes, in whole or in part, at the redemption price of 103.125 percent, 102.083 percent, 101.042 percent, and 100.000 percent, respectively.
If a Change of Control (as defined in the indenture under which the 2024 Notes were issued) occurs, unless we have exercised our right to redeem the securities, each holder of the 2024 Notes may require us to repurchase some or all of such holder's securities at a purchase price equal to 101 percent of the principal amount to be repurchased, plus accrued and unpaid interest, if any.
Repurchase of 2026 Notes - During the third quarter of fiscal year 2015, we repurchased $85 million principal amount at maturity of our 7.875 percent convertible notes due 2026. The convertible notes were repurchased at a premium equal to approximately 64 percent of their principal amount. The repurchase of $85 million of our 7.875 percent convertible notes was accounted for as an extinguishment of debt, and accordingly, we recognized a net loss on debt extinguishment of $19 million. The net loss on debt extinguishment is included in interest expense, net in the consolidated statement of operations. The repurchase was made under our 2026 convertible notes repurchase authorization.
Repurchase of 2027 Notes - Through June 30, 2015, we repurchased $19 million principal amount of our 4.0 percent convertible notes due 2027. In the third quarter of fiscal year 2015, we repurchased $4 million principal amount of the notes at a premium equal to approximately 5 percent of their principal amount. The repurchase of the $19 million principal amount of our 4.0 percent convertible notes due 2027 was accounted for as an extinguishment of debt, and accordingly, we recognized a net loss on debt extinguishment of $1 million. The net loss on debt extinguishment is included in interest expense, net in the consolidated statement of operations. The repurchases were made under our equity and equity-linked repurchase authorization program.

MERITOR, INC.

Redemption of 2018 Notes - On March 15, 2014, we exercised a call option on our 10.625 percent notes due 2018. These notes were redeemed at a premium of approximately 5 percent of their principal amount. The repurchase of $250 million aggregate principal amount of our 10.625 percent notes was accounted for as an extinguishment of debt and, accordingly, we recognized a net loss on debt extinguishment of $19 million, which consists of $6 million of unamortized discount and deferred issuance costs and $13 million of premium. The net loss on debt extinguishment is included in interest expense, net in the consolidated statement of operations.
Revolving Credit Facility – On May 22, 2015, we entered into a second amendment of our senior secured revolving credit facility. Pursuant to the revolving credit agreement as amended, we have a $499 million revolving credit facility, $40 million of which matures in April 2017 for banks that elected not to extend their commitments under the revolving credit facility, and $459 million of which matures in February 2019. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants as highlighted below. Prior to May 22, 2015, $89 million of the $499 million revolving credit facility was scheduled to mature in April 2017 for banks that elected not to extend their commitments under the revolving credit facility, and $410 million was scheduled to mature in February 2019.
 The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement. At June 30, 2015, we were in compliance with all covenants under the revolving credit facility with a ratio of approximately 0.37 for the priority debt-to-EBITDA ratio covenant.
     The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At June 30, 2015, the revolving credit facility was collateralized by approximately $633 million of our assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and our investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating. At June 30, 2015, the margin over LIBOR rate was 325 basis points, and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 225 basis points.
Certain of our subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under our indentures (see Note 22 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).
No borrowings were outstanding under the revolving credit facility at June 30, 2015 and September 30, 2014. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At June 30, 2015 and September 30, 2014, there were no letters of credit outstanding under the revolving credit facility.
U.S. Securitization Program – We have a $100 million U.S. accounts receivables securitization facility. On October 15, 2014, we entered into an amendment which extends the facility expiration date to October 15, 2017 and sets the maximum permitted priority-debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility at 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the condensed consolidated balance sheet. At June 30, 2015 and September 30, 2014, no amounts, including letters of credit, were outstanding under this program. This securitization program contains a cross default to our revolving credit facility. At June 30, 2015, we were in compliance with all covenants under our credit agreement (see Note 16 of the Notes to the Consolidated Financial Statements in Part I of this quarterly report). At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash received from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.

MERITOR, INC.

Capital Leases – On March 20, 2012, we entered into an arrangement to finance equipment acquisitions for our various U.S. locations. Under this arrangement, we can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, we can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. We had $11 million and $13 million outstanding under this capital lease arrangement as of June 30, 2015 and September 30, 2014, respectively. In addition, we had another $10 million and $13 million outstanding through other capital lease arrangements at June 30, 2015 and September 30, 2014, respectively.
Export financing arrangements – We entered into a number of export financing arrangements through our Brazilian subsidiary during fiscal year 2014. The export financing arrangements are issued under an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs. The arrangements bear interest at 5.5 percent and have maturity dates in 2016 and 2017. There were $23 million and $29 million outstanding under these arrangements at June 30, 2015 and September 30, 2014, respectively. In addition, we had another $2 million outstanding under a similar arrangement through an India subsidiary at September 30, 2014, which had no outstanding balance at June 30, 2015.
Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under our revolving credit facility if the defaulted amount exceeds $35 million per bank. As of June 30, 2015 and September 30, 2014, we had $14 million million and $32 million, respectively, outstanding under this program at more than one bank.
Credit Ratings – At June 30, 2015, our Standard & Poor’s corporate credit rating, senior secured credit rating, and senior unsecured credit rating were B+, BB and B, respectively. Our Moody’s Investors Service corporate credit rating, senior secured credit rating, and senior unsecured credit rating are B1, Ba1 and B2, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
Off-Balance Sheet Arrangements
     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at June 30, 2015 of $315 million, of which $259 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $56 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under “Liquidity.”
The Swedish and U.S. factoring facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through May 2016. Commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in case of the U.K. and Italy commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).
     Letter of Credit Facilities – On February 21, 2014, we amended and restated our letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, we have the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million through December 19, 2015. From December 20, 2015 through March 19, 2019, the aggregate availability is $25 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. At both June 30, 2015 and September 30, 2014, we had $25 million of letters of credit outstanding under this facility. In addition, we had another $7 million and $9 million of letters of credit outstanding through other letter of credit facilities at June 30, 2015 and September 30, 2014, respectively.
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

Index

In October 2014, the SOA issued new mortality and mortality improvement tables that raised the life expectancies, which could have the effect of increasing the amount of estimated aggregate benefit payments to our U.S. plans' participants. We have reviewed the new SOA mortality and mortality improvement tables and utilized our actuary to conduct a study based on our plan participants. We have determined that the best representation of our plans' mortality is to utilize the new SOA mortality and mortality improvement tables as the reference table for credibility-weighted mortality rates, blended with our specific mortality based on the study conducted by our actuary. We plan to incorporate the updated tables into our 2015 year-end measurement of the plans’ benefit obligations. This will result in an increase to our U.S. pension and OPEB obligations in the fourth quarter of fiscal year 2015.
New Accounting Pronouncements
New Accounting Pronouncements are discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our debt.
     As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For the third quarter of fiscal year 2015, our reported financial results were adversely affected by the appreciation of the U.S. dollar against foreign currencies relative to the prior year. We generally do not hedge against our foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies. In the first quarter of fiscal year 2015, due to the volatility of the Brazilian Real as compared to the U.S. dollar, we entered into a series of foreign currency option contracts that do not qualify for hedge accounting but are expected to mitigate foreign currency translation exposure of Brazilian Real earnings to U.S. dollars. In the second quarter of fiscal year 2015, we monetized these outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2015. Changes in fair value associated with these contracts are recorded in other income (expense), net, in the consolidated statement of operations.
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

MERITOR, INC.

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase (Decrease) in
Foreign Currency Sensitivity:
Forward contracts in USD (1)	$0.5	$(0.5)	Fair Value
Forward contracts in Euro (1)	(1.1)	1.1	Fair Value
Foreign currency denominated debt (2)	3.1	(3.1)	Fair Value
Foreign currency option contracts in USD	0.1	1.6	Fair Value
Foreign currency option contracts in Euro	(0.7)	4.6	Fair Value

	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase (Decrease) in
Interest Rate Sensitivity:
Debt - fixed rate (3)	$(41.2)	$43.1	Fair Value
Debt – variable rate	—	—	Cash flow
Interest rate swaps	—	—	Fair Value

(1)
Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)
At June 30, 2015, the fair value of outstanding foreign currency denominated debt was $31 million. A 10% decrease in quoted currency exchange rates would result in a decrease of $3 million in foreign currency denominated debt. At June 30, 2015, a 10% increase in quoted currency exchange rates would result in a increase of $3 million in foreign currency denominated debt.

(3)
At June 30, 2015, the fair value of outstanding debt was $1,235 million. A 50 basis points decrease in quoted interest rates would result in an increase of $43 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in a decrease of $41 million in the fair value of fixed rate debt.

MERITOR, INC.

Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as amended, and its Quarterly Report on Form 10-Q for the quarter ended March 29, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1- 30, 2015	—	$—	—	$—
May 1- 31, 2015	1,086,060	$13.33	1,086,060	$160,973,755
June 1- 30, 2015	—	$—	—	$—
Total	1,086,060		$1,086,060	$160,973,755

(1)
On June 23, 2014, we announced that our Board of Directors authorized the repurchase of up to $210 million of our equity and equity-linked securities (including convertible debt securities), subject to the achievement of our M2016 net debt reduction target and compliance with legal and regulatory requirements and our debt covenants. In September 2014, our Board authorized the repurchase of up to $40 million of our equity or equity-linked securities (including convertible debt securities) under the $210 million authorization that may be made annually without regard to achievement of the M2016 net debt reduction target. These authorizations have no stated expiration. Under the program, we repurchased 1.1 million shares of our common stock for $14 million during the third quarter of fiscal year 2015 through open market transactions. Also, in the third quarter of fiscal year 2015, we repurchased $4 million principal amount of our 4.0 percent convertible notes due 2027 for $4 million (see Note 16). The amounts shown in this column give effect to the repurchase of $4 million principal amount of our convertible notes under the repurchase authorization during May 2015 that are in addition to the repurchases of our common stock shown in this table. For the nine months ended June 30, 2015, we repurchased 2.3 million shares of common stock for $30 million and $19 million principal amount of our 4.0 percent convertible notes due 2027. The amount remaining available for repurchases under the authorization is $161 million at June 30, 2015.

MERITOR, INC.

     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of Part II of this Quarterly Report on Form 10-Q. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the third quarter of fiscal 2015.

MERITOR, INC.

Item 5. Other Information
Cautionary Statement
This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to reduced production for certain military programs and our ability to secure new military programs as our primary military program winds down; reliance on major original equipment manufacturer (“OEM”) customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to manage demand expectations in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, in the event one or more countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); rising costs of pension and other postemployment benefits; the ability to achieve the expected benefits of restructuring actions; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; possible changes in accounting rules; and other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of our Annual Report on Form 10-K for the year ended September 30, 2014, as amended: Item 1. Business, “Customers; Sales and Marketing”; “Competition”; “Raw Materials and Supplies”; “Employees”; “Environmental Matters”; “International Operations”; and “Seasonality; Cyclicality”; Item 1A.Risk Factors; Item 3.Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

3-b	Amended and Restated By-laws of Meritor, filed as Exhibit 3-b-2 to Meritor's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2015, is incorporated by reference.
10-a
Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of May 22, 2015 among Meritor, ArvinMeritor Finance Ireland, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. **

10-a-1
Compensation Letter for Jeffrey A. Craig dated April 29, 2015, filed as Exhibit 10-a-1 to Meritor's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2015, is incorporated herein by reference.

10-a-2
Amended and Restated Employment Letter between Meritor and Jeffrey A. Craig dated April 29, 2015, filed as Exhibit 10-a-2 to Meritor's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2015, is incorporated herein by reference.

10-b	Extension Letter dated June 23, 2015 from Meritor HVS AB to Viking Asset Purchaser No. 7 IC and Citicorp Trustee Company Limited. **
12	Computation of ratio of earnings to fixed charges**
23	Consent of Bates White LLC**
31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act**
31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act**
32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350**
32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350**
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

** Filed herewith.

MERITOR, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERITOR, INC.

Date:	July 30, 2015	By:	/s/	Sandra J. Quick
Sandra J. Quick
Senior Vice President, General Counsel, and Corporate Secretary
(For the registrant)

Date:	July 30, 2015	By:	/s/	Kevin A. Nowlan
Kevin A. Nowlan
Senior Vice President and Chief Financial Officer