Form 10-K
period 2015-09-30
MERITOR INC
filed 2015-11-18
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 27, 2015
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
Yes [    ]       No [ X ]
     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on March 27, 2015 (the last business day of the most recently completed second fiscal quarter) was approximately $1,163,098,759
92,874,694 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on November 16, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information contained in the definitive Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on January 28, 2016 is incorporated by reference into Part III.

ii

PART I

Item 1. Business.

Overview

Meritor, Inc., ("we", "us", or "our"), headquartered in Troy, Michigan, is a premier global supplier of a broad range of integrated systems, modules and components to original equipment manufacturers (“OEMs”) and the aftermarket for the commercial vehicle, transportation and industrial sectors. We serve commercial truck, trailer, military, bus and coach, construction, and other industrial OEMs and certain aftermarkets. Our principal products are axles, undercarriages, drivelines, brakes and braking systems.

Meritor was incorporated in Indiana in 2000 in connection with the merger of Meritor Automotive, Inc. and Arvin Industries, Inc. As used in this Annual Report on Form 10-K, the terms "company," "Meritor," "we," "us" and "our" include Meritor, its consolidated subsidiaries and its predecessors unless the context indicates otherwise.

Meritor serves a broad range of customers worldwide, including medium- and heavy-duty truck OEMs, specialty vehicle manufacturers, certain aftermarkets, and trailer producers. Our total sales from continuing operations in fiscal year 2015 were approximately $3.5 billion. Our ten largest customers accounted for approximately 75 percent of fiscal year 2015 sales from continuing operations. Sales from operations outside the United States (U.S.) accounted for approximately 51 percent of total sales from continuing operations in fiscal year 2015. Our continuing operations also participated in 5 unconsolidated joint ventures, which we accounted for under the equity method of accounting and that generated revenues of approximately $1.3 billion in fiscal year 2015.

Our fiscal year ends on the Sunday nearest to September 30. Fiscal year 2015 ended on September 27, 2015, fiscal year 2014 ended on September 28, 2014 and fiscal year 2013 ended on September 29, 2013. All year and quarter references relate to our fiscal year and fiscal quarters unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end.

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

See Note 24 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for financial information by segment for continuing operations for each of the three years ended September 30, 2015, including information on sales and assets by geographic area. The heading "Products" below includes information on certain product sales for each of the three fiscal years ended September 30, 2015.

Business Strategies

We are currently a premier global supplier of a broad range of integrated systems, modules and components to OEMs and the aftermarket for the commercial vehicle, transportation and industrial sectors, and we believe we have market-leading positions as a leader in many of the markets we serve. We are working to enhance our leadership positions and capitalize on our existing customer, product and geographic strengths.    For additional market related discussion, see the Trends and Uncertainties section in Item 7.
Our business continues to address a number of other challenging industry-wide issues including the following:

•	Uncertainty around the global market outlook;

•	Volatility in price and availability of steel, components and other commodities;

•	Disruptions in the financial markets and their impact on the availability and cost of credit;

•	Volatile energy and increasing transportation costs;

•	Impact of currency exchange rate volatility;

•	Consolidation and globalization of OEMs and their suppliers; and

•	Significant pension and retiree medical health care costs.

Other

Other significant factors that could affect our results and liquidity in fiscal year 2016 and beyond include:

•	Significant contract awards or losses of existing contracts or failure to negotiate acceptable terms in contract renewals;

•	Failure to obtain new business;

•	Ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, in the event one or more countries exit the European monetary union;

•	Our ability to implement planned productivity, cost reduction, and other margin improvement initiatives;

•	Ability to work with our customers to manage rapidly changing production volumes;

•	Ability to recover and timing of recovery of steel price and other cost increases from our customers;

•	Any unplanned extended shutdowns or production interruptions by us, our customers or our suppliers;

•	A significant deterioration or slowdown in economic activity in the key markets in which we operate;

•	Competitively driven price reductions to our customers;

•	Potential price increases from our suppliers;

•	Additional restructuring actions and the timing and recognition of restructuring charges, including any actions associated with the prolonged softness in markets in which we operate;

•	Higher-than-planned warranty expenses, including the outcome of known or potential recall campaigns;

•	Uncertainties of asbestos claim litigation and the outcome of litigation with insurance companies regarding the scope of coverage and the long-term solvency of our insurance carriers; and

•	Restrictive government actions by foreign countries (such as restrictions on transfer of funds and trade protection measures, including export duties, quotas and customs duties and tariffs).

Our specific business strategies are influenced by these industry factors and global trends and are focused on leveraging our resources to continue to develop and produce competitive product offerings. We believe the following strategies will allow us to maintain a balanced portfolio of commercial truck, industrial and aftermarket businesses covering key global markets. See Item

1A. Risk Factors below for information on certain risks that could have an impact on our business, financial condition or results of operations in the future.

M2016 Strategy

In 2013, we launched M2016 - a clear and concise three-year plan that is intended to drive value for our shareholders, customers and employees. It defines specific financial measures of success for an improved EBITDA margin, reduced debt (including retirement liabilities) and increased revenue through organic growth. We expect that M2016 will continue to be our roadmap from now until the end of 2016.

To achieve the financial measures of success, the plan focuses on four priorities:

•Drive operational excellence
•Focus on customer value
•Reduce product cost
•Invest in a high-performing team

Drive Operational Excellence

The Operational Excellence area of M2016 highlights our focus on executing the Meritor Production System, a lean manufacturing initiative designed to improve systems, processes, behaviors and capabilities primarily associated with five core metrics:

•Safety - Total case rate is a measure of the rate of recordable workplace injuries normalized per 100 employees per year. We have initiated safety programs throughout our global operations to protect our employees. Our total case rate in fiscal 2015 was 0.76. Our target is to sustain a high level of safety performance that enables us to achieve our M2016 target of less than 0.8. Through a combination of leadership commitment, employee engagement, accountability and investment, we have seen a 70 percent improvement over the last seven years with an average year-over-year improvement of 18 percent.

•Quality - We are driving toward further reducing our customer quality issues as measured in parts per million (PPM) through a focus on products, suppliers, lean operations, systems, people and technology. Our M2016 target is to achieve customer parts per million of less than 75. In fiscal year 2015, we achieved the annual goals in our global commercial truck and aftermarket businesses.

•Delivery - In fiscal year 2015, we exceeded our Original Equipment Manufacturer (OEM) delivery performance goal with a 99 percent on-time delivery rate in our commercial truck business. We achieved this while managing a significant volume increase in North America with levels of production on certain days higher than any in the company’s history.

•Cost - We are targeting net improvement of 2.6 percent each year for labor and burden cost reduction. Major areas of attention include better equipment utilization, reduced changeover time, elimination of waste, improved shift and asset utilization, investing in equipment to improve cycle time and flexibility and employee involvement. Our work in this area had a significant impact on our financial results we reported this year, as we over-achieved our objective.

•People - We encourage employees in our manufacturing facilities to submit at least three suggestions annually. In North America, we implemented approximately $1.5 million in improvements in fiscal year 2015 based on employee input. We also saw a significant improvement in employee engagement scores year over year from our salaried employees globally.

Throughout the company, teams are focused on improving workplace safety and quality, implementing cost savings ideas, increasing productivity and efficiency, and streamlining operations. Maintaining a continuous improvement culture is important to improving our business operations and operating results. As part of Operational Excellence, we are also focused on optimizing our global manufacturing footprint to drive additional cost savings.

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

Growing Profitably - Our goal is to drive growth from new customers, new programs and/or new products. For more than 100 years, our products have evolved to meet the changing needs of our customers in all major regions of the world. As technology has advanced, we have designed products that are more fuel efficient, lighter weight, safer, more durable and more reliable. The Meritor brand is well established globally and represents a wide portfolio of high-quality products for many different applications.

Building upon the strength of our core technologies, we intend to expand our presence globally and continue our growth in complementary product lines. Our strategy involves continuing to capitalize on our geographic diversity and product line capability through our many core competencies, global customer relationships and substantial aftermarket presence.

Looking into the future, we believe there is significant revenue potential with an expanded product portfolio. This is a critical element of our plan as it relates to future growth. The result of this focus is that our current and future launch cycle is one of the most aggressive in our company’s history. We have worked with our customers to design axles, brakes, drivelines and suspensions that will enhance the value of their vehicles in alignment with their forward product programs. There are several examples of this that we executed in 2015:

•We are now supplying rear axles in North America, Australia and Brazil to PACCAR, an important global customer. We also gained standard positioning for front steer axles with PACCAR in fiscal year 2015.

•We launched the superfast 2.28 ratio for our 14X axle platform that can be integrated with Meritor’s RPL35 series driveline. This product combination will effectively handle the higher torques generated from downspeeding, allowing the driver to maintain vehicle speed at lower engine RPMs enhancing vehicle efficiency. And next year, we plan to launch the 14X High Efficiency tandem axle that will offer more than a 1 percent efficiency improvement over our current class-leading 14X, which translates to approximately 1 percent savings in fuel economy.

•In our Defense business, we announced that we will supply wheel-ends for approximately 17,000 Joint Light Tactical Vehicles to be manufactured by Oshkosh ("Oshkosh") Corporation over an 8-year timeframe. We are also supplying Navistar with all-wheel-drive components for approximately 2,300 Medium Tactical Vehicles with deliveries starting in January 2017 and concluding in 2019.

•In 2016, we will supply rear drive, tag and front steer axles and brakes to MCI in connection with the purchase of almost 800 Commuter Coaches by New Jersey's public transportation corporation over a six-year delivery.

•In Asia Pacific, we have a new axle and brake program with a major OEM. This customer award supports our new broad range of fully-dressed axle products in the region that offer our customers greater efficiency, localization and cost savings. This program demonstrates how the technology that we are developing in our engineering centers of excellence in North America, Europe and India is applied to meet the needs of other regions. We believe our well-developed infrastructure is expected to be a key enabler of future business growth. In India this year, we launched our hub reduction axle targeting severe service and off-highway applications for emerging markets. This axle is based on Meritor’s current hub reduction design that has provided outstanding performance in harsh applications for more than a decade.

As industry trends continue to drive the need for an increasing amount of equipment to comply with environmental and safety-related regulatory provisions, OEMs select suppliers based not only on the cost and quality of their products but also on their ability to meet stringent environmental and safety requirements and to service and support the customer after the sale. We use our technological and market expertise to develop and engineer products that address mobility, safety, regulatory and environmental concerns.

To address safety, we have implemented a strategy of focusing on products and technologies that enhance overall vehicle braking performance. As part of this strategy, we are focusing on the integration of braking, stability products and suspension products, as well as the development of electronic control capabilities. Through MeritorWABCO, our joint venture with WABCO Holdings, Inc., we offer electronic braking systems that integrate anti-lock braking systems technology, automatic traction control, collision avoidance systems and other key vehicle control system components to improve braking performance and meet all required stopping distances for commercial vehicles.

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

We effectively manage complexity for low volumes and support our customers’ needs during periods of peak volumes. The quality, durability and on-time delivery of our products has earned us strong positions in most of the markets we support. As we seek to extend and expand our business with existing customers and establish relationships with new ones, our objective is to ensure we are getting a fair value for the recognized benefits of our products and services and the strong brand equity we hold in the marketplace.

We believe the quality of our core product lines, our ability to service our products through our aftermarket capabilities, and our sales and service support teams give us a competitive advantage. An important element of being a preferred supplier is the ability to deliver service through the entire life cycle of the product.

Exceeding Customer Expectations - As part of our overall strategy, we measure customer satisfaction. Our performance in the eyes of our customers is very important. We believe our focus on customer value has led to the business wins we experienced in fiscal year 2015. We are growing our relationships with major global truck manufacturers around the world. The book of business we’re building is significant and reinforces our competitive differentiators.

Reduce Product Cost

A broad collaborative effort between Purchasing, Engineering, Supply Chain, Quality and Operations departments is needed to effectively manage product costs, as we target achieving annual net material reductions (measured against controllable spend) of 2.5 percent annually. We are driving such material performance using three different approaches: commercial negotiations, best-cost-country sourcing (BCC), and technical innovation.

While commercial negotiations with our suppliers will likely always play a role in managing product cost, we are also driving increases in the share of our material cost savings derived from BCC sourcing and technical innovation because we believe BCC sourcing and technical innovation can generate more permanent forms of cost reduction. Aside from driving cost savings opportunities, we believe our BCC strategy allows us to add more balance, as we take advantage of differences in global supplier capabilities. And in the case of technical innovation, we focus on changing product designs to drive lower product costs, while ensuring the quality and delivery standards we require from our global supply base and that our customers expect.

Increasing inventory turns is an important element of improving our working capital performance. We believe we can improve our inventory turnover rate from our current levels. By reducing inventory, we would be able to generate more cash to reinvest in our business, to repay debt, or return to shareholders. We are accomplishing this improvement through localization of our supply base where possible; warehousing close to our facilities for imported supply; improved demand planning so material and supply chain planning teams can better determine how much inventory to hold; increased accuracy in production forecasting; and minimizing or eliminating inventory held to support certain low-volume products.

Invest in a High Performing Team

We believe that our strength to compete in the global market is dependent upon the engagement of every Meritor employee. We want Meritor to be a place where talented people thrive. Around the world, we pride ourselves on collaboration, creativity and commitment. Over the next several years, we will focus on employee satisfaction in four major areas:

•Mission
•Consistency

•Involvement
•Adaptability

Within each of these areas are specific elements that we will focus on annually. In fiscal year 2016, those areas of particular emphasis are expected to be:

•Capability Development
•Coordination and Integration
•Vision
•Customer Focus

We recognize that a high-performing team is critical to the level of performance we want to achieve. We have a strong and experienced leadership team and commitment from our employees to create the level of sustainable performance improvement we desire. We will also continue to diversify our workforce because we recognize the value of different opinions and backgrounds in a company as global as Meritor.

The purpose of M2016 is to secure our base business by driving excellence throughout our global operations, enhancing customer relationships, executing a robust product development cycle and improving material performance in a sustainable way. We defined the nine initiatives that we believed would create the change we needed to improve our financial performance, and we are executing on those initiatives. We have strong momentum going into the last year of our transformational M2016 plan. We expect that continued execution on our M2016 strategy will drive value for our shareholders while positioning us for profitable growth opportunities beyond 2016.

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

The following chart sets forth, for each of the fiscal years 2013, 2014 and 2015, information about product sales comprising more than 10% of consolidated revenue in any of those years. A narrative description of our principal products follows the chart.

Product Sales:

	Fiscal Year Ended September 30,
	2015	2014	2013
Axles, Undercarriage and Drivelines	74%	78%	78%
Brakes and Braking Systems	25%	21%	20%
Other	1%	1%	2%
Total	100%	100%	100%

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

We supply heavy-duty axles in certain global regions for use in numerous off-highway vehicle applications, including construction, material handling, and mining. We also supply axles for use in military tactical wheeled vehicles, principally in North America. These products are designed to tolerate high tonnage and operate under extreme geographical and climate conditions. In addition, we have other off-highway vehicle products that are currently in development for certain other regions. We also supply axles for use in buses, coaches and recreational vehicles, fire trucks and other specialty vehicles in North America, Asia Pacific and Europe, and we believe we are a leading supplier of bus and coach axles in North America.

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

Our brakes and brake system components also are used in military tactical wheeled vehicles, principally in North America. We also supply brakes for use in buses, coaches and recreational vehicles, fire trucks and other specialty vehicles in North America and Europe, and we believe we are the leading supplier of bus and coach brakes in North America. We also supply brakes for commercial vehicles, buses and coaches in Asia Pacific.

U.S. Federal regulations require that new medium- and heavy-duty vehicles sold in the United States be equipped with ABS. We believe that Meritor WABCO Vehicle Control Systems, our 50%-owned joint venture with WABCO, is a leading supplier of ABS and a supplier of other electronic and pneumatic control systems (such as stability control and collision avoidance systems) for North American heavy-duty commercial vehicles. The joint venture also supplies hydraulic ABS to the North American medium-duty truck market and produces stability control and collision mitigation systems for tractors and trailers, which are designed to help maintain vehicle stability and aid in reducing tractor-trailer rollovers and other incidents.

Other Products

In addition to the products discussed above, we sell other complementary products, including third party and private label items, through our aftermarket distribution channels. These products are generally sold under master distribution or similar agreements with outside vendors and include brake shoes and friction materials; automatic slack adjusters; yokes and shafts; wheel-end hubs and drums; ABS and stability control systems; shock absorbers and air springs; air brakes, air systems, air dryers and compressors.

Customers; Sales and Marketing

Meritor has numerous customers worldwide and has developed long-standing business relationships with many of these customers. Our ten largest customers accounted for approximately 75 percent of our total sales from continuing operations in fiscal year 2015. Sales to AB Volvo, Daimler AG and Navistar International Corporation represented approximately 24 percent, 20 percent and 11 percent, respectively, of our sales in fiscal year 2015. No other customer accounted for 10% or more of our total sales in fiscal year 2015.

Original Equipment Manufacturers (OEMs)

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

For certain large OEM customers, our supply arrangements are generally negotiated on a long-term contract basis for a multi-year period that may require us to provide annual cost reductions through price reductions or other cost benefits for the OEMs. If we are unable to generate sufficient cost savings in the future to offset such price reductions, our gross margins will be adversely affected. Sales to other OEMs are typically made through open order releases or purchase orders at market-based prices that do not require the purchase of a minimum number of products. The customer typically has the right to cancel or delay these orders on reasonable notice. We typically compete to either retain business or try to win new business from OEMs when long-term contracts expire.

We have established leading positions in many of the markets we serve as a global supplier of a broad range of drivetrain systems, brakes and components. Based on available industry data and internal company estimates, our market-leading positions include independent truck drive axles (i.e. those manufactured by an independent, non-captive supplier) in North America, Europe, South America and India; truck drivelines in North America; truck air brakes in North America and South America (through a joint venture); and military wheeled vehicle drivetrains, suspensions and brakes in North America.

Our global customer portfolio includes companies such as AB Volvo, Daimler AG, Navistar International Corporation, Oshkosh, MAN, Iveco, PACCAR, Ashok Leyland, Scania, XCMG and Ford.

Aftermarket

We market and sell truck, trailer, off-highway and other products principally to, and service such products principally for, OEMs, their parts marketing operations, their dealers and other independent distributors and service garages within the aftermarket industry. Our product sales are generated through long-term agreements with certain of our OEM customers and distribution agreements and sales to independent dealers and distributors. Sales to other OEMs are typically made through open order releases or purchase orders at market based prices which do not require the purchase of a minimum number of products. The customer typically has the right to cancel or delay these orders on reasonable notice.

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

Based on available industry data and internal company estimates, we believe our North America aftermarket business has the overall market leadership position for the portfolio of products that we offer.

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

Our major competitors for axles are Dana Holding Corp. and, in certain markets, OEMs that manufacture axles for use in their own products. Emerging competitors for axles include Daimler Truck North America’s Detroit Axle and American Axle Corporation and from China, Hande, Fuwa and Ankai. Our major competitors for brakes are WABCO, Bendix/Knorr Bremse and, in certain markets, OEMs that manufacture brakes for use in their own products. Our major competitors for industrial applications are MAN, AxleTech International, Oshkosh, AM General, Marmon-Herrington, Dana Holding Corp., Knorr, Kessler & Co., Carraro, NAF, Sisu and, in certain markets, OEMs that manufacture industrial products for use in their own vehicles. Our major competitors for trailer applications are Hendrickson, BPW and SAF-Holland.

See Item 1A. Risk Factors for information on certain risks associated with our competitive environment.

Raw Materials and Suppliers

Our purchases of raw materials and parts are concentrated over a limited number of suppliers. We are dependent upon our suppliers' ability to meet cost performance, quality specifications and delivery schedules. The inability of a supplier to meet these requirements, the loss of a significant supplier, or work stoppages, could have an adverse effect on our ability to meet our customers' delivery requirements.

The cost of our core products is susceptible to changes in overall steel commodity prices, including ingredients used for various grades of steel. We have generally structured our major steel supplier and customer contracts to absorb and pass on normal index-related market fluctuations in steel prices. While we have had steel pricing adjustment programs in place with most major OEMs, the price adjustment programs tend to lag behind the movement in steel costs and have generally not contemplated non-steel index related increases.

Significant future volatility in the commodity markets or a deterioration in product demand may require us to pursue customer increases through surcharges or other pricing arrangements. In addition, if suppliers are inadequate for our needs, or if prices remain at current levels or increase and we are unable to either pass these prices to our customer base or otherwise mitigate the costs, our operating results could be further adversely affected.

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

As part of our strategy to refocus our business and dedicate our resources to our core capabilities, we regularly review the prospects of our existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued. In the fourth quarter of fiscal year 2014, we completed the disposition of our Mascot all-makes remanufacturing business, which was part of the Aftermarket & Trailer segment (see Note 3 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below).

Restructuring Actions

M2016 Footprint Actions: As part of our M2016 Strategy, we announced a North American footprint realignment action and a European shared services reorganization. In fiscal year 2015, we announced the consolidation of certain gearing and machining operations in North America and notified approximately 40 hourly and salaried employees in the Commercial Truck & Industrial segment that their positions were being eliminated due to the planned closure of a North America manufacturing facility. In fiscal year 2015, $5 million of severance and other restructuring charges were recognized associated with the closure of this facility. To date, we have eliminated approximately 140 hourly and salaried positions and incurred approximately $7 million of restructuring costs associated with M2016 Footprint Actions, primarily in the Commercial Truck & Industrial segment. Restructuring actions associated with this program were substantially complete as of September 30, 2015.

South America Labor Reduction I: During the fourth quarter of fiscal year 2014, we initiated a South America headcount reduction plan intended to reduce labor costs in response to softening economic conditions in the region. In response to decreasing production volumes in South America, we eliminated approximately 190 hourly and 20 salaried positions and incurred $7 million of restructuring costs, primarily severance benefits, in the Commercial Truck & Industrial segment. This plan was completed in fiscal year 2014.
South America Labor Reduction II: During fiscal year 2015, a restructuring plan to further reduce headcount in South America was approved by the local union. This restructuring plan was in response to the current economic environment in South America which continued to weaken throughout 2015. With this restructuring plan, we eliminated approximately 230 hourly and 20 salaried positions and incurred $6 million in employee separation costs in the Commercial Truck & Industrial segment during the third quarter of fiscal year 2015. Restructuring actions associated with this program were substantially complete as of September 30, 2015.
Closure of a Corporate Engineering Facility: During the second quarter of fiscal year 2015, we notified approximately 30 salaried and contract employees that their positions were being eliminated due to the planned closure of a corporate engineering facility. We recorded severance expenses of $2 million associated with this plan. Restructuring actions associated with this program were substantially complete as of September 30, 2015.
European Labor Reduction: During the second quarter of fiscal year 2015, we initiated a European headcount reduction plan intended to reduce labor costs in response to continued soft markets in the region. We eliminated approximately 20 hourly and 20 salaried positions and recorded $2 million of expected severance expenses in the Commercial Truck & Industrial segment in fiscal year 2015. Restructuring actions associated with this program were substantially complete as of June 30, 2015.
Variable Labor Reductions: In fiscal year 2013, we recognized $5 million of restructuring costs associated with a global variable labor headcount reduction plan. This plan was completed in fiscal year 2013.
Segment Reorganization and Asia-Pacific Realignment: In fiscal year 2013, we announced certain plans to revise our management reporting structure and consolidate our operations in China. During fiscal year 2013, we recorded employee severance charges and other exit costs of $16 million associated with these actions. These costs related to the elimination of approximately 200 salaried positions (including contract employees) and 50 hourly positions and a lease termination. This plan was completed in fiscal year 2013.

See Item 1A. Risk Factors for information on certain risks associated with strategic initiatives.

Joint Ventures

As the industries in which we operate have become more globalized, joint ventures and other cooperative arrangements have become an important element of our business strategies. These strategic alliances provide for sales, product design, development and manufacturing in certain product and geographic areas. As of September 30, 2015, our continuing operations participated in the following non-consolidated joint ventures:

	Key Products	Country
Meritor WABCO Vehicle Control Systems	Antilock braking and air systems and various safety systems	U.S.
Master Sistemas Automotivos Limitada	Braking systems	Brazil
Sistemas Automotrices de Mexico S.A. de C.V.	Axles, drivelines and brakes	Mexico
Ege Fren Sanayii ve Ticaret A.S.	Braking systems	Turkey
Automotive Axles Limited	Rear drive axle assemblies and braking systems	India

Aggregate sales of our non-consolidated joint ventures were $1,288 million, $1,268 million and $1,552 million in fiscal years 2015, 2014 and 2013, respectively.

In accordance with accounting principles generally accepted in the United States, our consolidated financial statements include the financial position and operating results of those joint ventures in which we have control. For additional information on our unconsolidated joint ventures and percentage ownership thereof see Note 13 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

Research and Development

We have significant research, development, engineering and product design capabilities. We spent $69 million in fiscal year 2015 and $71 million in each of fiscal years 2014 and 2013 on company-sponsored research, development and engineering. We employ professional engineers and scientists globally and have additional engineering capabilities through contract arrangements in low-cost countries. We also have advanced technical centers in North America, South America, Europe and Asia Pacific (primarily in India and China).

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

Substantially all of our U.S.-held intellectual property rights are subject to a first-priority perfected security interest securing our obligations to the lenders under our credit facility. See Note 16 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

Employees

At September 30, 2015, we had approximately 8,400 full-time employees (which includes consolidated joint ventures). At that date, 16 employees in the United States and Canada were covered by collective bargaining agreements and most of our facilities outside of the United States and Canada were unionized. We believe our relationship with unionized employees is satisfactory.

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

We have been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined. In addition to Superfund sites, various other lawsuits, claims and proceedings have been asserted against us, alleging violations of federal, state and local environmental protection requirements or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. We have established reserves for these liabilities when they are considered to be probable and reasonably estimable. See Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for information as to our estimates of the total reasonably possible costs we could incur and the amounts recorded as a liability as of September 30, 2015, and as to changes in environmental accruals during fiscal year 2015.

The process of estimating environmental liabilities is complex and dependent on physical and scientific data at the site, uncertainties as to remedies and technologies to be used, and the outcome of discussions with regulatory agencies. The actual amount of costs or damages for which we may be held responsible could materially exceed our current estimates because of uncertainties, including the financial condition of other potentially responsible parties, the success of the remediation and other factors that make it difficult to predict actual costs accurately. However, based on management's assessment, after consulting with Meritor's General Counsel and with outside advisors who specialize in environmental matters, and subject to the difficulties inherent in estimating these future costs, we believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our business, financial condition or results of operations. In addition, in future periods, new laws and regulations, changes in remediation plans, advances in technology and additional information about the ultimate clean-up remedy could significantly change our estimates. Management cannot assess the possible effect of compliance with future requirements.

International Operations

We believe our international operations provide us with geographical diversity and help us to weather the cyclical nature of our business. Approximately 55 percent of our total assets as of September 30, 2015 and 51 percent of fiscal year 2015 sales from continuing operations were outside the U.S. See Note 24 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for financial information by geographic area for the three fiscal years ended September 30, 2015.

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

Seasonality; Cyclicality

We may experience seasonal variations in the demand for our products, to the extent OEM vehicle production fluctuates. Historically, for most of our operations, demand has been somewhat lower in the quarters ended September 30 and December 31, when OEM plants may close for summer shutdowns and holiday periods or when there are fewer selling days during the quarter. Our aftermarket business and our operations in India and China generally experience seasonally higher demand in the quarters ending March 31 and June 30.

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

See section Trends and Uncertainties in Item 7. Management's Discussion and Analysis for estimated commercial truck production volumes for selected original equipment (OE) markets based on available sources and management's estimates.

Available Information

We make available free of charge through our web site (www.Meritor.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings we make with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed.

Cautionary Statement

This Annual Report on Form 10-K contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to reliance on major original equipment manufacturer (“OEM”) customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to manage demand expectations in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, in the event one or more countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); rising costs of pension and other postemployment benefits; the ability to achieve the expected benefits of restructuring actions; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; possible changes in accounting rules; and other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of this Annual Report on Form 10-K: Item 1. Business , “Customers; Sales and Marketing”; “Competition”; “Raw Materials and Supplies”; “Employees”; “Environmental Matters”; “International Operations”; and “Seasonality; Cyclicality”; Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Item 1A. Risk Factors

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

In 2013, we announced our M2016 Strategy, a three-year plan to achieve sustainable financial strength. In connection with the plan, we established certain financial goals relating to adjusted EBITDA margins, debt reduction and incremental revenue. The M2016 Strategy is based on our current planning assumptions, and achievement of the plan is subject to a number of risks. Our assumptions include that we are able to secure new business wins (a significant portion of which generates sales by the year 2016); we are able to reduce costs and increase pricing; and any increases in raw materials prices are substantially offset by customer recovery mechanisms. If our assumptions are incorrect, if management is not able to execute the plan or if our business suffers from any number of additional risks set forth herein, we may not be able to achieve the financial goals we have announced.

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

During fiscal year 2015, sales to our three largest customers, AB Volvo, Daimler AG and Navistar International Corporation, represented approximately 24 percent, 20 percent and 11 percent, respectively, of our sales from continuing operations. No other customer accounted for 10% or more of our total sales from continuing operations in fiscal year 2015.

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

Our ability to manage rapidly changing production and sales volume in the commercial vehicle market may adversely affect our results of operations.

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

Our current senior secured revolving credit facility matures in February 2019. Upon expiration of this facility, we will require a new or renegotiated facility (which may be smaller and have less favorable terms than our current facility) or other financing arrangements. Our ability to access additional capital in the long term will depend on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds, and there is no guarantee that we will be able to access additional capital.

On November 17, 2015, our Standard & Poor’s corporate credit rating, senior secured credit rating, and senior unsecured credit rating were B+, BB and B, respectively. Our Moody’s Investors Service corporate credit rating, senior secured credit rating, and senior unsecured credit rating are B1, Ba1 and B2, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.

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

As our independent registered public accounting firm previously utilized the work of its Chinese affiliate in auditing our Chinese operations for fiscal year 2013, we may be adversely affected if the Chinese affiliate of our independent registered public accounting firm fails to comply with the specified procedures, and the SEC suspends the Chinese affiliate or recommences the administrative proceedings. If we (like other U.S. multinational companies similarly situated) were not able to timely file our periodic reports with the SEC because our independent registered public accounting firm concludes that a scope limitation exists with respect to the audit of our annual financial statements or the review of our quarterly financial statements, this could adversely impact our ability to raise capital in the U.S. public markets.

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

Sales from the aftermarket portion of our Aftermarket & Trailers segment depend on overall levels of truck ton miles and gross domestic product (GDP), among other things, and may be influenced by times of slower economic growth or economic contraction based on the average age of commercial truck fleets.

We may also experience seasonal variations in the demand for our products to the extent that vehicle production fluctuates. Historically, for most of our business, demand has been somewhat lower in the quarters ended September 30 and December 31, when OEM plants may close during model changeovers and vacation and holiday periods or when there are fewer selling days during the quarter. In addition, our aftermarket business and our operations in India and China generally experience seasonally higher demand in the quarters ending March 31 and June 30.

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

In addition, disruptions in the capital and credit markets, as were experienced a few years ago, could adversely affect our ability to draw on our senior secured revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from Meritor and other borrowers within a short period of time. Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

Continued fluctuation in the prices of raw materials and transportation costs has adversely affected our business and, together with other factors, will continue to pose challenges to our financial results.

Prices of raw materials, primarily steel, for our manufacturing needs and costs of transportation have fluctuated sharply in recent years, including rapid increases which had a negative impact on our operating income for certain periods. These steel price increases, along with increasing transportation costs, created pressure on profit margins, and if they recur in the future, they could unfavorably impact our financial results going forward. While we have had steel pricing adjustment programs in place with most major OEMs, the price adjustment programs have tended to lag the increase in steel costs and have generally not contemplated all non-index-related increases in steel costs. Raw material price fluctuation, together with the volatility of the commodity markets will continue to pose risks to our financial results. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, our operating income could be adversely affected.

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

As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including risks in connection with our transactions that are denominated in foreign currencies. While we employ financial instruments to hedge certain of our foreign currency exchange risks relating to these transactions, our efforts to manage these risks may not be successful. In addition, we translate sales and other results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income, while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal years 2013, 2014 and 2015, our reported financial results were adversely affected by appreciation of the U.S. dollar against foreign currencies.

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

We have a significant number of facilities and operations outside the United States, including investments and joint ventures in developing countries. During fiscal year 2015, approximately 51 percent of our sales from continuing operations were generated outside of the United States. Our strategy to grow in emerging markets may put us at risk due to the risks inherent in operating in such markets. In particular, we have grown over an extended period of time, and intend as part of our strategy to continue to grow, in India and Brazil. Our international operations are subject to a number of risks inherent in operating abroad, including, but not limited to:

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

A violation of the financial covenants in our senior secured revolving credit facility could result in a default thereunder and could lead to an acceleration of our obligations under this facility and, potentially, other indebtedness.

Our ability to borrow under our existing financing arrangements depends on our compliance with covenants in the related agreements and on our performance against covenants in our bank credit facility that require compliance with certain financial ratios as of the end of each fiscal quarter. To the extent that we are unable to maintain compliance with these requirements or to perform against the financial ratio covenants due to one or more of the various risk factors discussed herein or otherwise, our ability to borrow, and our liquidity, would be adversely impacted.
Availability under the senior secured revolving credit facility is subject to a collateral test, performed quarterly, pursuant to which borrowings on the senior secured revolving credit facility cannot exceed 1.0x the collateral test value. Availability under the senior secured revolving credit facility is also subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the senior secured revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of not more than 2.25 to 1.00 as of the last day of each fiscal quarter through maturity.
 If an amendment or waiver is needed (in the event we do not meet one of these covenants) and not obtained, we would be in violation of that covenant, and the lenders would have the right to accelerate the obligations upon the vote of the lenders holding more than 50% of outstanding loans thereunder. A default under the senior secured revolving credit facility could also constitute a default under our outstanding convertible notes as well as our U.S. receivables facility and could result in the acceleration of these obligations. In addition, a default under our senior secured revolving credit facility could result in a cross-default or the acceleration of our payment obligations under other financing agreements. If our obligations under our senior secured revolving credit facility and other financing arrangements are accelerated as described above, our assets and cash flow may be insufficient to fully repay these obligations, and the lenders under our senior secured revolving credit facility could institute foreclosure proceedings against our assets.

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

Our business is subject to liabilities with respect to environmental and health and safety matters. In addition, we are required to comply with federal, state, local and foreign laws and regulations governing the protection of the environment and health and safety, and we could be held liable for damages arising out of human exposure to hazardous substances or other environmental or natural resource damages. Environmental health and safety laws and regulations are complex, change frequently and tend to be increasingly stringent. As a result, our future costs to comply with such laws may increase significantly. There is also an inherent risk of exposure to warranty and product liability claims, as well as product recalls, in the commercial vehicle industry if our products fail to perform to specifications or are alleged to cause property damage, injury or death.

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

If actual experience of these factors is worse than our assumptions, our obligations could grow which could in turn increase the amount of mandatory contributions to these plans in the coming years. Our pension plans and other postemployment benefits are underfunded by $109 million and $438 million, respectively, as of September 30, 2015.

Impairment in the carrying value of long-lived assets and goodwill could negatively affect our operating results and financial condition.

We have a significant amount of long-lived assets and goodwill on our consolidated balance sheet. Under generally accepted accounting principles, long-lived assets, excluding goodwill, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors cause our operating results and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill must be evaluated for impairment at least annually. If the carrying value of our reporting units exceeds their current fair value, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment in the value of our long-lived assets and goodwill include changes impacting the industries in which we operate, particularly the impact of the current downturn in the global economy, as well as competition and advances in technology, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or operating results. If the value of long-lived assets or goodwill is impaired, our earnings and financial condition could be adversely affected. Although the company continues to work toward securing participation in additional military programs, based on sales expectations for currently awarded programs, the company's fair value of the Defense business did not exceed its carrying value. As a result, we have recorded an impairment of $15 million, pre-tax, of goodwill. In addition, we recognized a $2 million impairment of long-lived assets in the fourth quarter of fiscal year 2015.

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

Restriction on use of tax attributes from tax law “ownership change”.

Section 382 of the U.S. Internal Revenue Code of 1986, as amended, limits the ability of a corporation that undergoes an “ownership change” to use its tax attributes, such as net operating losses and tax credits. In general, an “ownership change” occurs if shareholders owning five percent or more (applying certain look-through rules) of an issuer's outstanding common stock, collectively, increase their ownership percentage by more than fifty percentage points within any three year period over such shareholders' lowest percentage ownership during this period. If we were to issue new shares of stock, such new shares could contribute to such an “ownership change” under U.S. tax law. Moreover, not every event that could contribute to such an “ownership change” is within our control. If an “ownership change” under Section 382 were to occur, our ability to utilize tax attributes in the future may be limited.

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

Our success depends in part upon our ability to protect our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trademarks and trade secrets, as well as customary contractual protections with our customers, distributors, employees and consultants, and security measures to protect our trade secrets. We cannot guarantee that:

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

We recognize the increasing volume of cyber attacks and employ commercially practical efforts to provide reasonable assurance such attacks are appropriately mitigated. Each year, we evaluate the threat profile of our industry to stay abreast of trends and to provide reasonable assurance our existing countermeasures will address any new threats identified. Despite our implementation of security measures, our IT systems and those of our service providers are vulnerable to circumstances beyond our reasonable control including acts of malfeasance, acts of terror, acts of government, natural disasters, civil unrest, and denial of service attacks any of which may lead to the theft of our intellectual property and trade secrets, or business disruption. To the extent that any disruption or security breach results in a loss or damage to our data or an inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, suppliers and employees, and lead to claims against the company and ultimately harm our business. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At September 30, 2015, our operating segments, including all consolidated joint ventures, had the following facilities in the United States, Europe, South America, Canada, Mexico and the Asia-Pacific region. For purposes of these numbers, multiple facilities in one geographic location are counted as one facility.

	Manufacturing and Distribution Facilities	Engineering Facilities, Sales Offices, Warehouses and Service Centers
Commercial Truck & Industrial	19	15
Aftermarket & Trailer	7	8
Other	—	4
Total	26	27
These facilities had an aggregate floor space of approximately 9.4 million square feet, substantially all of which is in use. We owned approximately 63 percent and leased approximately 37 percent of this floor space. Substantially all of our owned domestic plants and equipment are subject to liens securing our obligations under our revolving credit facility with a group of banks (see Note 16 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data). In the

opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

A summary of floor space (in square feet) of these facilities at September 30, 2015, (including new space under construction) is as follows:

	Owned Facilities			Leased Facilities
Location	Commercial Truck & Industrial	Aftermarket & Trailer	Other	Commercial Truck & Industrial	Aftermarket & Trailer	Other	Total
United States	2,029,291	802,631	417,800	487,039	460,327	—	4,197,088
Canada	—	—	—	—	261,361	—	261,361
Europe	1,870,150	68,326	—	528,076	45,613	12,766	2,524,931
Asia-Pacific	173,155	—	—	998,641	87,335	—	1,259,131
Latin America	494,913	—	—	571,743	50,024	—	1,116,680
Total	4,567,509	870,957	417,800	2,585,499	904,660	12,766	9,359,191

Item 3. Legal Proceedings

•
See Note 20 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for information with respect to three class action lawsuits filed against the company as a result of modifications made to its retiree medical benefits.

•	See Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for information with respect to asbestos-related litigation.

•
See Item 1. Business, “Environmental Matters” and Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for information relating to environmental proceedings.

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

•
Various other lawsuits, claims and proceedings have been or may be instituted or asserted against Meritor or our subsidiaries relating to the conduct of our business, including those pertaining to product liability, tax, warranty or recall claims, intellectual property, safety and health, contract and employment matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to Meritor, management believes, after consulting with Meritor's General Counsel, that the disposition of matters that are pending will not have a material effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 4A. Executive Officers of the Registrant.

The name, age, positions and offices held with Meritor and principal occupations and employment during the past five years of each of our executive officers as of November 18, 2015, are as follows:

Ivor J. Evans, 73 - Executive Chairman since April 2015. Chairman and Chief Executive Officer from August 2013 until April 2015 and President from August 2013 until June 2014. Executive Chairman and Interim Chief Executive Officer and President from May 2013 until August 2013. Mr. Evans has been a director since May 2005. He served as Vice Chairman of Union Pacific Corporation from January 2004 until his retirement in March 2005, and served as a member of the Union Pacific board of directors from 1999 to 2005. He had served as President and Chief Operating Officer of Union Pacific Railroad from 1998 until January 2004. From 1989 until 1998, he served in various executive positions at Emerson Electric Company (technology and engineering applications), including Senior Vice President, Industrial Components and Equipment. Prior to that, he was President of Blackstone Corp. from 1985 to 1989 and previously spent 21 years serving in key operations roles for General Motors Corporation (automotive).

Jeffrey A. Craig, 55 - Chief Executive Officer and President since April 2015 and President and Chief Operating Officer from June 2014 until April 2015. Mr. Craig has served as a director of Meritor since April 2015. Senior Vice President and President, Commercial Truck and Industrial from February 2013 until May 2014. Senior Vice President and Chief Financial Officer from May 2008 until January 2013. Acting Controller from May 2008 to January 2009. Senior Vice President and Controller from May 2007 until May 2008. Vice President and Controller from May 2006 until April 2007. Prior to that, he was President and Chief Executive Officer of GMAC Commercial Finance (commercial lending service) from 2001 to May 2006, and President and Chief Executive Officer of GMAC’s Business Credit division from 1999 to 2001. He joined GMAC as general auditor in 1997 from Deloitte & Touche, where he served as an audit partner.

Kevin Nowlan, 43 - Senior Vice President and Chief Financial Officer since May 2013. Vice President and Chief Financial Officer from February 2013 until April 2013. Vice President and Controller of Meritor from December 2010 until February 2013 and Vice President and Treasurer from July 2009 until his appointment as Vice President and Controller. From July 2008 until July 2009, served as Vice President and Assistant Treasurer of Meritor and from March 2007 until July 2008 served as Vice President of Shared Services. Prior to that, Mr. Nowlan was Director of Capital Planning for General Motors Acceptance Corp. (“GMAC”) from 2006 until 2007 and worked in various roles at GMAC and General Motors Corporation (automotive) since 1995.

Sandra Quick, 49 - Senior Vice President, General Counsel and Corporate Secretary since February 2014. Group Vice President and General Counsel for the Electronics and Interiors Division of Johnson Controls, Inc. from April 2012 until February 2014. Vice President and General Counsel for the North American and South American operations of Johnson Controls Automotive Experience Group from August 2007 until April 2012. Vice President, General Counsel and Secretary for Toyoda Gosei North America Corporation from June 2000 until July 2007. North American Legal Counsel for Valeo Electrical Systems, Inc. from September 1998 until June 2000. Senior Counsel for ITT Automotive, Inc. from June 1995 until September 1998. Associate Litigation Attorney at Dickinson Wright PLLC from September 1991 until June 1995.

Timothy Heffron, 51 - Vice President, Human Resources and Chief Information Officer since August 2013. Vice President, Chief Information Officer and Shared Services from July 2011 until August 2013. Vice President of Shared Services from June 2008 until July 2011. Executive Vice President and Chief Information Officer of GMAC Commercial Finance from January 2002 until June 2008. Director of Reengineering for GMAC from December 1999 until December 2001. Director of Global Information Technology for General Motors from June 1999 until November 1999. Assistant General Auditor for GMAC from March 1998 until May 1999. Prior to that, spent nine years in public accounting, most recently as an audit senior manager with Ernst & Young.
Chris Villavarayan, 45 - President, Americas since January 2014. Vice President of Global Manufacturing and Supply Chain Management from June 2012 until January 2014. Managing Director of Meritor India and CEO of MHVSIL from November 2009 until June 2012. Led Meritor Heavy Vehicle Systems (India) Ltd., a joint venture with the Kalyani Group in Mysore, India, from January 2010 until June 2012. General Manager of Operations Planning and Strategy for Meritor from September 2007 until November 2009. Director of Corporate Manufacturing from December 2006 until September 2007. Regional Manager of Continuous Improvement from April 2005 until December 2006. Project Engineer from October 2001 until April 2005. Project Coordinator and Site Manager of Meritor St. Thomas, Ontario facility from June 2000 until October 2001.

Joseph Plomin, 53 - President, International since January 2014. Vice President of International from July 2013 until January 2014. Vice President of Global Brakes from May 2012 until July 2013. Vice President of Truck North America and South America from July 2011 until May 2012. Vice President of Commercial Vehicle Systems Truck from September 2007 until July 2011. Prior to joining Meritor, Mr. Plomin held a variety of executive positions at Delco Remy International, including President of Electrical Aftermarket from February 2006 until October 2006; Senior Vice President of Sales/Marketing/Product Line Management from October 2006 until September 2007; General Manager/Senior Vice President of Heavy Duty/Industrial Division from June 2001 until February 2006; and Senior Vice President of Sales and Marketing, Electrical Division from September 1998 until December 2000.

Robert Speed, 44 - President, Aftermarket & Trailer and Chief Procurement Officer since April 2015. Vice President and Chief Procurement Officer from February 2014 until April 2015. Vice President of Procurement from March 2013 until February 2014. Vice President of Purchasing from January 2012 until March 2013. Managing Director of Meritor’s Australia operations from July 2010 until January 2012. Senior Director of Finance, Truck Americas, from February 2009 until July 2010. Senior Director of Finance, Truck Group, from July 2008 until February 2009. Director of Finance for Truck and Procurement from January 2008 until July 2008. Director of Financial Planning and Analysis from March 2006 until January 2008. Prior to joining Meritor, Mr. Speed was Manager of Capital Markets at NOP Automotive Worldwide from February 2005 until March 2006. Director of Finance & Administration at NOP Automotive Worldwide from September 2000 until June 2003. Manager of Finance at NOP Automotive Worldwide from February 2000 until August 2000. M&A Arbitrage Trader at Peter Securities, LLC from July 1998 until February 2000. Senior Equity Trader at First of America Bank from May 1997 until July 1998.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Meritor's common stock, par value $1 per share (“Common Stock”), is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol "MTOR." On November 16, 2015, there were 15,582 shareowners of record of Meritor's Common Stock.

The high and low sale prices per share of Meritor Common Stock for each quarter of fiscal years 2015 and 2014 were as follows:

	Fiscal Year 2015		Fiscal Year 2014
Quarter Ended	High	Low	High	Low
December 31	$14.99	$9.73	$9.93	$6.61
March 31	15.46	12.04	12.68	9.41
June 30	14.42	12.25	14.75	11.17
September 30	14.22	10.98	14.09	11.41

There were no dividends declared and paid in fiscal year 2015 or in fiscal year 2014. Our payment of cash dividends and the amount of the dividend are subject to review and change at the discretion of our Board of Directors.

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

Issuer repurchases

The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 5 of this Report on Form 10-K. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in fiscal year 2015.

Shareowner Return Performance Presentation

The line graph below compares the cumulative total shareowner return of the S&P 500, Meritor, Inc. and the peer group of companies for the period from September 30, 2010 to September 30, 2015, assuming a fixed investment of $100 at the respective closing prices on the last day of each fiscal year and reinvestment of cash dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Meritor, Inc, the S&P 500 Index,
and a Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
9/10
9/11
9/12
9/13
9/14
9/15
Meritor, Inc
S&P 500
Peer Group

*$100 invested on 9/30/10 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Copyright© 2015 S&P, a division of McGraw Hill Financial. All rights reserved.

	9/10	9/11	9/12	9/13	9/14	9/15
Meritor, Inc.	100.00	45.43	27.28	50.58	69.82	68.40
S&P 500	100.00	101.14	131.69	157.17	188.18	187.02
Peer Group(1)	100.00	88.53	103.81	156.42	158.15	140.82

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

Item 6. Selected Financial Data.

The following sets forth selected consolidated financial data. The data should be read in conjunction with the information included under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data below. Fiscal years 2013, 2012, and 2011 have been recast to reflect our Mascot business as discontinued operations.

	Year Ended September 30,
	2015	2014	2013	2012	2011
	(in millions, except per share amounts)
SUMMARY OF OPERATIONS
Sales
Commercial Truck & Industrial	$2,739	$2,980	$2,920	$3,613	$3,828
Aftermarket & Trailer	884	920	871	906	915
Intersegment Sales	(118)	(134)	(119)	(135)	(159)
Total Sales	$3,505	$3,766	$3,672	$4,384	$4,584

Operating Income	$128	$217	$7	$173	$172
Income Before Income Taxes	67	315	51	137	157
Net Income Attributable to Noncontrolling Interests	(1)	(5)	(2)	(11)	(17)
Net Income (Loss) Attributable to Meritor, Inc.:
Income (Loss) from Continuing Operations	$65	$279	$(15)	$69	$64
Loss from Discontinued Operations	(1)	(30)	(7)	(17)	(1)
Net Income (Loss)	$64	$249	$(22)	$52	$63

BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	$0.67	$2.86	$(0.15)	$0.72	$0.68
Discontinued Operations	(0.01)	(0.31)	(0.07)	(0.18)	(0.01)
Basic Earnings (Loss) per Share	$0.66	$2.55	$(0.22)	$0.54	$0.67

DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	$0.65	$2.81	$(0.15)	$0.71	$0.66
Discontinued Operations	(0.01)	(0.30)	(0.07)	(0.17)	(0.01)
Diluted Earnings (Loss) per Share	$0.64	$2.51	$(0.22)	$0.54	$0.65

FINANCIAL POSITION AT SEPTEMBER 30
Total Assets (1)	$2,195	$2,485	$2,552	$2,489	$2,649
Short-term Debt	15	7	13	18	84
Long-term Debt (1)	1,036	948	1,107	1,030	936

(1)	Prior year amounts have been recast to reflect the early adoption of ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

Income (loss) from continuing operations attributable to Meritor, Inc. in the selected financial data information presented above includes the following items specific to the period of occurrence (in millions):

		Year Ended September 30,
	2015	2014	2013	2012	2011
Pretax items:
Restructuring costs	$(16)	$(10)	$(23)	$(39)	$(22)
Goodwill and asset impairment charges	(17)	—	—	—	—
Impact of curtailment gain, pension settlement loss and pension plan freeze	(59)	15	(109)	—	—
Antitrust settlement with Eaton (including recovery of past legal fees)	—	209	—	—	—
Gain on sale of equity investment	—	—	125	—	—
Specific warranty contingency, net of supplier recovery	—	(8)	(7)	—	—
Loss on debt extinguishment	(25)	(31)	(19)	—	—
Gain on sale of property	—	—	—	16	—
Asbestos-related liability remeasurement	(1)	(20)	(7)	(18)	—
Non-operating gains, net	5	—	3	7	10
After tax items:
Deferred tax asset valuation allowance benefit (expense)	(16)	—	—	—	—

Loss from discontinued operations attributable to Meritor, Inc. in the selected financial data information presented above includes the following items specific to the period of occurrence (in millions):

		Year Ended September 30,
	2015	2014	2013	2012	2011
Pretax items:
Gain (loss) on divestitures of businesses, net	$—	$(23)	$—	$(1)	$19
Restructuring costs	—	—	(3)	(1)	(9)
Charge for contingency and indemnity obligation	—	—	—	(10)	(4)

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

Headquartered in Troy, Michigan, we are a premier global supplier of a broad range of integrated systems, modules and components to OEMs and the aftermarket for the commercial vehicle, transportation and industrial sectors. We serve commercial truck, trailer, military, bus and coach, construction, and other industrial OEMs and certain aftermarkets. Meritor common stock is traded on the New York Stock Exchange under the ticker symbol MTOR.

Our sales for fiscal year 2015 were $3,505 million, a decrease compared to $3,766 million in the prior year. The decrease in sales was the result of the strengthening of the US dollar against most currencies, primarily the euro and Brazilian real. In addition, unfavorable macro-economic conditions in South America and China resulted in lower production in these regions, and we experienced lower revenue from our Defense business compared to the prior fiscal year. The production decreases were partially offset by higher sales in North America, as the Class 8 truck market reached its strongest production levels since 2006.

Adjusted EBITDA (see Non-GAAP Financial Measures below) for fiscal year 2015 was $334 million compared to $314 million in fiscal year 2014. Our Adjusted EBITDA margin (see Non-GAAP Financial Measures below) in fiscal year 2015 was 9.5 percent compared to 8.3 percent in the same period a year ago. Despite lower revenue, Adjusted EBITDA and Adjusted EBITDA margin increased compared to the prior fiscal year primarily due to material, labor and burden performance pricing actions, and lower SG&A expense which more than offset the impact of lower revenue. Net income attributable to the company for fiscal year 2015 and 2014 was $64 million and $249 million, respectively.

Net income from continuing operations attributable to the company for fiscal years 2015 and 2014 was $65 million and $279 million, respectively. Adjusted income from continuing operations attributable to the company for fiscal years 2015 and 2014 was $155 million and $101 million, respectively. See Non-GAAP Financial Measures below.

Cash flows provided by operating activities were $97 million in fiscal year 2015 compared to cash flows provided by operating activities of $215 million in the prior fiscal year. The decrease is primarily due to the $209 million in proceeds received from the settlement of the Eaton antitrust litigation in the prior fiscal year, partially offset by an increase in more cash provided by our accounts receivable factoring program and lower contributions to our pension plans.
Canadian and German Pension Settlements
During fiscal year 2015, we settled the remaining liabilities associated with our Canadian pension plans through lump-sum payments made from plan assets to plan participants and by purchasing annuity contracts from an insurance company. We recognized a primarily non-cash pre-tax settlement loss of $16 million associated with the annuity purchases and lump-sum payments. We settled a net pension obligation of $16 million using $20 million of pension plan assets, such that the assets and liabilities were derecognized from the balance sheet during the quarter ended September 30, 2015.

Additionally, in fiscal year 2015, we settled the remaining liabilities associated with our German pension plans by purchasing annuity contracts from an insurance company. We recognized a primarily non-cash pre-tax settlement loss of $43 million associated with the annuity purchases. We settled a net pension obligation of $91 million, which was derecognized from the balance sheet during the quarter ended September 30, 2015.

Defense Goodwill and Asset Impairment

Sales for our primary military program were at their peak during fiscal year 2012 and began to decline in fiscal year 2013. The program wound down to insignificant levels in 2015 and is expected to remain insignificant until completion of the program.

In the fourth quarter of fiscal year 2015, the U.S. Army awarded a new contract for the production of the Joint Light Tactical Vehicle (JLTV) to Oshkosh. We expect production for this program to ramp up over the next several years. Although we expect to supply wheel-ends on this program, our revenue will be significantly less than if the program was awarded differently and we were supplying our ProTec Independent Suspension.

We continue to work toward securing participation in additional military programs, however based on sales expectations for currently awarded programs, the fair value of our Defense business did not exceed its carrying value. As a result, we have recorded an impairment of $15 million, pre-tax, of goodwill. In addition, we made certain capital investments and commitments to supply our ProTec Independent Suspension had the JLTV program been awarded differently. As a result, we recorded an impairment of $2 million of long-lived assets in the fourth quarter of fiscal year 2015.

Valuation Allowance (VA)
In prior years, we established valuation allowances against our U.S. net deferred tax assets and the net deferred tax assets of our 100-percent-owned subsidiaries, including those in France, Germany, Italy, Sweden, U.K. and certain other countries. In evaluating our ability to recover these net deferred tax assets, we utilize a consistent approach which considers our historical operating results, including an assessment of the degree to which any gains or losses are driven by items that are unusual in nature and tax planning strategies. In addition, we review changes in near-term market conditions and other factors that impact future operating results.
During the fourth quarter of fiscal year 2015, as a result of sustained profitability in Germany, Italy, Mexico and Sweden evidenced by a strong earnings history and additional positive evidence, we determined it was more likely than not future earnings will be sufficient to realize deferred tax assets in these jurisdictions. Accordingly, we reversed valuation allowances in Germany, Italy, Mexico, and Sweden, resulting in non-cash income tax benefits of $16 million.
We continue to maintain the valuation allowances in the U.S., France, U.K. and certain other jurisdictions, as we believe the negative evidence that we will be able to recover these net deferred tax assets continues to outweigh the positive evidence. If, in the future, we generate taxable income on a sustained basis in jurisdictions where we have recorded valuation allowances, our conclusion regarding the need for valuation allowances in these jurisdictions could change. Accordingly, although we were profitable in the U.S. in 2014 and 2015, we have not generated enough positive evidence to warrant a reversal of the U.S. valuation allowance, so we continue to record a full valuation allowance against the U.S. net deferred tax assets. Although the weight of negative evidence related to cumulative losses is decreasing as we deliver on our M2016 plan, we believe that this objectively-measured negative evidence outweighs the subjectively-determined positive evidence and, as such, we have not changed our judgment regarding the need for a full valuation allowance in 2015.
Continued improvement in our operating results, however, could lead to reversal of some or all of these valuation allowances in the future. Consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance.

Capital Market Transactions
In the third quarter of fiscal year 2015, we issued an additional $225 million aggregate principal amount of our existing 6.25 percent notes due 2024. Upon completion of the offering, the aggregate principal amount of outstanding notes of this series was $450 million. The proceeds from the sale of these additional notes due 2024 were used to replenish available cash used to pay $179 million, including premium and fees, to repurchase $110 million principal amount at maturity of our 7.875 percent convertible notes due 2026 during the third and fourth quarters of 2015. In the fourth quarter of fiscal year 2015, we used the remaining net proceeds, along with cash, to purchase annuities to satisfy our obligations under our Canadian and German pension plans for our employees.

Equity and Equity-Linked Repurchase Authorization
In June 2014, our Board of Directors authorized the repurchase of up to $210 million of our equity and equity-linked securities (including convertible debt securities), subject to the achievement of our M2016 net debt reduction target and compliance with legal and regulatory requirements and our debt covenants. In September 2014, our Board authorized the repurchase of up to $40 million of our equity or equity-linked securities (including convertible debt securities) under the $210 million authorization that may be made annually without regard to achievement of the M2016 net debt reduction target. These authorizations have no stated expiration. Under these authorizations, in fiscal year 2015, we repurchased 4.2 million shares of our common stock for $55 million and $19 million principal amount of the company's 4.0 percent convertible notes due 2027 (see Note 16 of the Notes to Consolidated Financial Statements). The amount remaining available for repurchases under the equity and equity-linked repurchase authorizations was $136 million as of September 30, 2015.
As part of the equity and equity-linked repurchase authorization, in August 2015, we entered into a 10b5-1 stock repurchase plan. Under this plan, from October 1, 2015 through November 13, 2015, we have repurchased approximately 1.8 million shares for $20 million. As of November 18, 2015, we have repurchased 6 million common shares under the Equity and Equity-Linked Repurchase Authorization. The amount remaining available for repurchases under the equity and equity-linked repurchase authorizations was $116 million as of October 31, 2015.

Trends and Uncertainties

 Industry Production Volumes

 The following table reflects estimated on-highway commercial truck production volumes for selected original equipment (OE) markets based on available sources and management's estimates.

	Year Ended September 30,
	2015	2014	2013	2012	2011
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	328	281	243	295	224
North America, Medium-Duty Trucks	234	219	197	182	159
North America, Trailers	301	254	238	237	197
Western Europe, Heavy- and Medium-Duty Trucks	398	395	383	394	407
South America, Heavy- and Medium-Duty Trucks	89	156	186	165	204
India, Heavy- and Medium-Duty Trucks	270	215	226	315	339
North America:
During fiscal year 2015, production volumes in North America increased compared to the levels experienced in fiscal year 2014. We expect production volumes in North America to remain strong during fiscal year 2016 but at decreased levels compared to those experienced in fiscal year 2015.
Western Europe:
During fiscal year 2015, production volumes in Western Europe increased slightly compared to the levels experienced in fiscal year 2014. During fiscal year 2016, we expect production volumes in Western Europe to increase modestly compared to the levels experienced in fiscal year 2015, as we continue to see registrations increasing and freight fundamentals improving.
South America:
During fiscal year 2015, production volumes in South America significantly decreased on a year-over-year basis as a result of the difficult economic climate in Brazil. During fiscal year 2016, we expect the markets in South America to remain consistent with the depressed levels experienced in the second half of fiscal year 2015.
China:
During fiscal year 2015, production volumes in China decreased on a year-over-year basis as a result of the local economic climate. During fiscal year 2016, we expect production volumes in China to remain consistent with levels experienced in fiscal year 2015.
India:
During fiscal year 2015, production volumes in India increased due to an improving economic climate compared to the levels experienced in fiscal year 2014. During fiscal year 2016, we expect production volumes to continue to improve compared to the levels experienced in fiscal year 2015.
Industry-Wide Issues
Our business continues to address a number of other challenging industry-wide issues including the following:

•	Uncertainty around the global market outlook;

•	Volatility in price and availability of steel, components and other commodities;

•	Disruptions in the financial markets and their impact on the availability and cost of credit;

•	Volatile energy and increasing transportation costs;

•	Impact of currency exchange rate volatility;

•	Consolidation and globalization of OEMs and their suppliers; and

•	Significant pension and retiree medical health care costs.
Other
Other significant factors that could affect our results and liquidity in fiscal year 2016 and beyond include:

•	Significant contract awards or losses of existing contracts or failure to negotiate acceptable terms in contract renewals;

•	Failure to obtain new business;

•	Our ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, in the event one or more countries exit the European monetary union;

•	Our ability to implement planned productivity, cost reduction, and other margin improvement initiatives;

•	Our ability to work with our customers to manage rapidly changing production volumes;

•	Our ability to recover and timing of recovery of steel price and other cost increases from our customers;

•	Any unplanned extended shutdowns or production interruptions by us, our customers or our suppliers;

•	A significant deterioration or slowdown in economic activity in the key markets in which we operate;

•	Competitively driven price reductions to our customers;

•	Potential price increases from our suppliers;

•	Additional restructuring actions and the timing and recognition of restructuring charges, including any actions associated with the prolonged softness in markets in which we operate;

•	Higher-than-planned warranty expenses, including the outcome of known or potential recall campaigns;

•	Uncertainties of asbestos claim litigation and the outcome of litigation with insurance companies regarding the scope of coverage and the long-term solvency of our insurance carriers; and

•	Restrictive government actions by foreign countries (such as restrictions on transfer of funds and trade protection measures, including export duties, quotas and customs duties and tariffs).

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
     Adjusted income (loss) from continuing operations and Adjusted diluted earnings (loss) per share from continuing operations are defined as reported income (loss) from continuing operations and reported diluted earnings or loss per share from continuing operations before restructuring expenses, asset impairment charges and other special items as determined by management. Adjusted EBITDA is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization, non-controlling interests in consolidated joint ventures, loss on sale of receivables, restructuring expenses, asset impairment charges and other special items as determined by management. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by consolidated sales from continuing operations. Free cash flow is defined as cash flows provided by (used for) operating activities less capital expenditures. Net debt including retirement liabilities is defined as total debt plus pension assets, pension liability, retiree medical liability and other retirement benefits less cash and cash equivalents.

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

	Year Ended September 30,
	2015	2014	2013 (2)
Adjusted income from continuing operations attributable to the company, net of tax	$155	$101	$41
Antitrust settlement with Eaton (1)	—	208	—
Restructuring costs	(14)	(7)	(22)
Specific warranty contingency, net of supplier recovery	—	8	(7)
Pension settlement losses	(55)	—	(100)
Gain on sale of equity investment	—	—	92
Loss on debt extinguishment	(24)	(31)	(19)
Goodwill and asset impairment charges	(13)	—	—
Income tax benefit (VA reversal)	16	—	—
Income (loss) from continuing operations attributable to the company	$65	$279	$(15)
Adjusted diluted earnings per share from continuing operations	$1.55	$1.02	$0.42
Impact of adjustments on diluted earnings per share	(0.90)	1.79	(0.57)
Diluted earnings (loss) per share from continuing operations	$0.65	$2.81	$(0.15)

(1) Adjustment associated with our share of the antitrust settlement with Eaton less legal expenses incurred in fiscal year 2014.
(2) In fiscal year 2014, amounts for fiscal year 2013 were recast for discontinued operations.

Free cash flow is reconciled to cash flows provided by (used for) operating activities below (in millions).

	Year Ended September 30,
	2015	2014	2013
Cash provided by (used for) operating activities	$97	$215	$(96)
Capital expenditures	(79)	(77)	(54)
Free cash flow	$18	$138	$(150)

Net debt, including retirement liabilities, is reconciled to total debt (in millions).

	September 30,
	2015	2014 (1)
Short-term debt	$15	$7
Long-term debt	1,036	948
Total debt	1,051	955

Pension assets - non-current	(110)	(104)
Pension liability - current	5	8
Pension liability - non-current	214	315
Pension liability	109	219

Retiree medical liability - current	33	33
Retiree medical liability - non-current	405	446
Retire medical liability	438	479

Other retirement benefits - current	1	2
Other retirement benefits - non-current	13	14
Subtotal	1,612	1,669

Less: Cash and cash equivalents	(193)	(247)
Net debt, including retirement liabilities	$1,419	$1,422

(1)	Prior year amounts have been recast to reflect the early adoption of ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

Adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. in “Results of Operations” below.

Results of Operations

     The following is a summary of our financial results for the last three fiscal years.

	Year Ended September 30,
	2015	2014	2013
	(in millions, except per share amounts)
Sales:
Commercial Truck & Industrial	$2,739	$2,980	$2,920
Aftermarket & Trailer	884	920	871
Intersegment Sales	(118)	(134)	(119)
SALES	$3,505	$3,766	$3,672
SEGMENT EBITDA:
Commercial Truck & Industrial	$216	$218	$192
Aftermarket & Trailer	123	106	87
SEGMENT EBITDA	339	324	279
Unallocated legacy and corporate costs, net (1)	(5)	(10)	(15)
ADJUSTED EBITDA	334	314	264
Interest expense, net	(105)	(130)	(126)
Provision for income taxes	(1)	(31)	(64)
Depreciation and amortization	(65)	(67)	(67)
Restructuring costs	(16)	(10)	(23)
Loss on sale of receivables	(5)	(8)	(6)
Pension settlement losses	(59)	—	(109)
Antitrust settlement with Eaton, net of tax (2)	—	208	—
Gain on sale of equity investment	—	—	125
Specific warranty contingency, net of supplier recovery	—	8	(7)
Goodwill and asset impairment charges	(17)	—	—
Noncontrolling interests	(1)	(5)	(2)
INCOME (LOSS) FROM CONTINUING OPERATIONS, attributable to Meritor, Inc.	65	279	(15)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	(30)	(7)
NET INCOME (LOSS) attributable to Meritor, Inc.	$64	$249	$(22)
DILUTED EARNINGS (LOSS) PER SHARE, attributable to Meritor, Inc.
Continuing operations	$0.65	$2.81	$(0.15)
Discontinued operations	(0.01)	(0.30)	(0.07)
Diluted earnings (loss) per share	$0.64	$2.51	$(0.22)
DILUTED AVERAGE COMMON SHARES OUTSTANDING	100.1	99.2	97.1

(1)
Unallocated legacy and corporate costs, net represents items that are not directly related to our business segments. These costs primarily include asbestos-related charges, pension and retiree medical costs associated with sold businesses and other legacy costs for environmental charges.

(2)	Adjustment associated with our share of the antitrust settlement with Eaton less legal expenses incurred in fiscal year 2014.

Fiscal Year 2015 Compared to Fiscal Year 2014

Sales

The following table reflects total company and business segment sales for fiscal years 2015 and 2014 (in millions). The reconciliation of the dollar change is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

					Dollar Change Due To
	2015	2014	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck & Industrial
North America	$1,560	$1,447	$113	8%	$—	$113
Europe	574	644	(70)	(11)%	(120)	50
South America	198	408	(210)	(51)%	(53)	(157)
China	90	146	(56)	(38)%	(2)	(54)
India	140	114	26	23%	(5)	31
Other Asia Pacific	87	117	(30)	(26)%	(13)	(17)
Total External Sales	$2,649	$2,876	$(227)	(8)%	$(193)	$(34)
Intersegment Sales	90	104	(14)	(13)%	(24)	10
Total Sales	$2,739	$2,980	$(241)	(8)%	$(217)	$(24)

Aftermarket & Trailer
North America	$734	$739	$(5)	(1)%	$(12)	$7
Europe	122	151	(29)	(19)%	(21)	(8)
Total External Sales	$856	890	$(34)	(4)%	(33)	$(1)
Intersegment Sales	28	30	(2)	(7)%	(21)	19
Total Sales	$884	$920	$(36)	(4)%	(54)	$18

Total Sales	$3,505	$3,766	$(261)	(7)%	(226)	$(35)
Commercial Truck & Industrial sales were $2,739 million in fiscal year 2015, down 8 percent from fiscal year 2014. The decrease in sales was the result of the strengthening of the US dollar against most currencies, primarily the euro and Brazilian real, which unfavorably impacted sales by $193 million in fiscal year 2015 compared to the prior fiscal year. In addition, unfavorable macro-economic conditions in South America and China resulted in lower production in these regions, and we experienced lower revenue from our Defense business compared to the prior period. These production decreases were partially offset by higher sales in North America, as the Class 8 truck market reached its strongest production levels since 2006.

Aftermarket & Trailer sales were $884 million in fiscal year 2015, down 4 percent from fiscal year 2014. The decrease was primarily due to the unfavorable impact of the strengthening US dollar on our aftermarket business in Europe.

Cost of Sales and Gross Profit

Cost of sales primarily represents material, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for fiscal year 2015 was $3,043 million compared to $3,279 million in the prior year, representing a 7.2 percent decrease. Total cost of sales was approximately 86.8 percent of sales for fiscal year 2015 compared to approximately 87.1 percent for the prior fiscal year.

The following table summarizes significant factors contributing to the changes in costs of sales during fiscal year 2015 compared to the prior fiscal year (in millions):

Cost of Sales
Fiscal year ended September 30, 2014	$3,279
Volumes, mix and other, net	(50)
Foreign exchange	(186)
Fiscal year ended September 30, 2015	$3,043

Changes in the components of cost of sales year over year are summarized as follows (in millions):

Lower material costs	$(160)
Lower labor and overhead costs	(89)
Other, net	13
Total decrease in costs of sales	$(236)
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs decreased by $160 million compared to the prior fiscal year primarily due to the movement in foreign currency rates, lower volume, and material cost savings.

Labor and overhead costs decreased by $89 million compared to the prior fiscal year primarily due to the movement in foreign currency rates, lower revenue, and savings associated with labor and burden cost reduction programs.

Other, net increased by $13 million compared to the prior fiscal year. The increase was primarily due to a $15 million immediate recognition of negative prior service costs related to the curtailment of our retiree medical liability in the prior fiscal year partially offset by a decrease in foreign currency transaction losses.

Gross margin, for fiscal year 2015 was $462 million compared to $487 million in fiscal year 2014. Gross margin, as a percentage of sales, was 13.2 percent and 12.9 percent for fiscal years 2015 and 2014, respectively.

Other Income Statement Items

Selling, general and administrative expenses (SG&A) for fiscal years 2015 and 2014 are summarized as follows (in millions):

	2015		2014		Increase (Decrease)
	Amount	% of sales	Amount	% of sales
SG&A
Loss on sale of receivables	$5	0.1%	$8	0.2%	$(3)	(0.1) pts
Short- and long-term variable compensation	27	0.8%	35	0.9%	(8)	(0.1) pts
Legal fee recovery from the Eaton settlement	—	—%	(20)	(0.5)%	20	0.5 pts
Asbestos-related liability remeasurement	(2)	—%	20	0.5%	(22)	(0.5) pts
Long-term liability reduction	—	—%	(5)	(0.1)%	5	0.1	pts
All other SG&A	213	6.0%	220	5.8%	(7)	0.2	pts
Total SG&A	$243	6.9%	$258	6.8%	$(15)	0.1	pts
In the fourth quarter of fiscal year 2014, we incurred a $20 million charge associated with the re-measurement of our asbestos liabilities, net of expected insurance recoveries. The increase in our fiscal year 2014 net liability was primarily due to increased claim filings and higher projected defense costs.

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
Pension settlement losses of $59 million were recognized during the fiscal year 2015. During the fourth quarter of fiscal year 2015, we recognized a $16 million loss associated with the settlement of our remaining Canadian pension plans through lump-sum payments and an annuity purchase and $43 million associated with the settlement of our remaining German pension plans through an annuity purchase. The loss was non-cash and relates primarily to the acceleration of previously unrecognized actuarial losses already reflected in equity.
Goodwill Impairment costs of $15 million were recognized during the fourth quarter of fiscal year 2015 for the company's Defense reporting unit, which is included in the Commercial Truck and Industrial segment.
Restructuring costs were $16 million in fiscal year 2015, compared to $10 million in fiscal year 2014. In fiscal year 2015, our Commercial Truck & Industrial segment and corporate locations recognized $14 million and $2 million, respectively, of restructuring costs primarily related to employee severance costs. In fiscal year 2014, our Commercial Truck & Industrial segment and our Aftermarket & Trailer segment recognized $8 million and $1 million, respectively, of restructuring costs primarily related to employee severance costs. In addition, we recognized $1 million of restructuring costs at our corporate locations in fiscal year 2014.

Operating income for fiscal year 2015 was $128 million, compared to $217 million in fiscal year 2014. Key items affecting income are discussed above.

Equity in earnings of ZF Meritor was $190 million in fiscal year 2014 related to our share of the earnings related to the antitrust settlement with Eaton in the third quarter of fiscal year 2014.

Equity in earnings of affiliates was $39 million in fiscal year 2015, compared to $38 million in the prior year.

Interest expense, net was $105 million and $130 million in fiscal years 2015 and 2014, respectively. The decrease was primarily attributable to the capital markets transactions we executed in fiscal year 2015 that lowered our cost of debt as well as lower losses on debt extinguishments. In fiscal year 2015, we repurchased $110 million principal amount at maturity of our 7.875 percent convertible notes due 2026, of which $85 million were repurchased at a premium equal to approximately 64 percent of their principal amount in the third quarter of fiscal year 2015, and $25 million were repurchased at a premium equal to approximately 58 percent of their principal amount in the fourth quarter of fiscal year 2015. In addition, in fiscal year 2015, we repurchased $19 million principal amount of our 4.0 percent convertible notes due 2027. In fiscal year 2015, we recognized a $24 million loss on debt extinguishment, which is included in Interest expense, net, primarily related to the repurchase of our 7.875 percent convertible notes due 2026.

During fiscal year 2014, we exercised a call option to redeem $250 million principal amount of our 10.625 percent notes due 2018 at a premium equal to 5 percent of their principal amount and repaid the balance of our $45 million term loan, both of which were funded by available cash and the issuance of $225 million principal amount of our 6.25 percent notes due 2024. In the fourth quarter of fiscal year 2014, we repurchased the remaining $84 million principal amount of our 8.125 percent notes due 2015 as well as $38 million principal amount of our 4.0 percent convertible notes due 2027. We recognized a $31 million loss on debt extinguishment, which is included in Interest expense, net, related to these transactions.

Provision for income taxes was $1 million in fiscal year 2015 compared to $31 million in fiscal year 2014. The decrease in provision for income taxes was primarily attributable to tax benefits for the reversal of valuation allowances in Germany, Italy, Mexico and Sweden of $16 million. Provision for income taxes in fiscal year 2015 also decreased due to lower earnings in tax-paying jurisdictions.

Income from continuing operations (before noncontrolling interests) for fiscal year 2015 was $66 million compared to $284 million in fiscal year 2014. The reasons for the decrease are previously discussed.

Loss from discontinued operations for fiscal year 2015 was $1 million, compared to a loss of $30 million in the prior year. Significant items included in results from discontinued operations in fiscal year 2015 and 2014 include the following (in millions):

	Year Ended September 30,
	2015	2014
Operating loss, net (primarily Mascot)	$—	$(8)
Loss on Mascot disposal (1)	—	(23)
Environmental remediation charges	—	(4)
Other, net	(2)	(2)
Loss before income taxes	(2)	(37)
Benefit for income taxes	1	7
Loss from discontinued operations attributable to Meritor, Inc.	$(1)	$(30)
(1) Includes loss on sale, severance and other disposal costs.

Net income attributable to noncontrolling interests was $1 million in fiscal year 2015 compared to $5 million in fiscal year 2014. Noncontrolling interests represent our minority partners’ share of income or loss associated with our less than 100-percent-owned consolidated subsidiaries.

Net Income attributable to Meritor, Inc. was $64 million for fiscal year 2015 compared to net income of $249 million for fiscal year 2014.Various factors affecting the decrease in net income were previously discussed.

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

The following table reflects Segment EBITDA and EBITDA margins for fiscal years 2015 and 2014 (dollars in millions).

	Segment EBITDA				Segment EBITDA Margins
	2015	2014	$ Change	% Change	2015	2014	Change
Commercial Truck & Industrial	$216	$218	$(2)	(1)%	7.9%	7.3%	0.6 pts
Aftermarket & Trailer	123	106	17	16%	13.9%	11.5%	2.4 pts
Segment EBITDA	$339	$324	$15	5%	9.7%	8.6%	1.1 pts
Significant items impacting year-over-year Segment EBITDA include the following:

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA–Year ended September 30, 2014	$218	$106	$324
Higher earnings from unconsolidated affiliates	1	—	1
Impact of foreign currency exchange rates	(35)	(6)	(41)
Short and long-term variable compensation	7	2	9
Volume, mix, pricing and other	25	21	46
Segment EBITDA – Year ended September 30, 2015	$216	$123	$339

Commercial Truck & Industrial Segment EBITDA was $216 million in fiscal year 2015, compared to $218 million in the prior fiscal year. Segment EBITDA margin increased to 7.9 percent in fiscal year 2015 compared to 7.3 percent in the prior fiscal year. The increase in Segment EBITDA margin despite a decrease in Segment EBITDA reflects the continued execution of our M2016 initiatives, including cost performance and pricing actions. This performance was more than offset by the impact of lower revenue and foreign currency translation.

Aftermarket & Trailer Segment EBITDA was $123 million in fiscal year 2015, up $17 million compared to the prior fiscal year. Segment EBITDA margin increased to 13.9 percent in the current fiscal year compared to 11.5 percent in fiscal year 2014. The increases in Segment EBITDA and Segment EBITDA margin were driven by continued cost performance and pricing actions.

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
Commercial Truck & Industrial sales were $2,980 million in fiscal year 2014, up 2 percent from fiscal year 2013, reflecting higher production primarily in our North America truck market partially offset by lower commercial truck production in South America and a step down in our FMTV military program. North America industry-wide production volumes for heavy-duty trucks increased 16% in fiscal year 2014 as compared to fiscal year 2013. In addition, we experienced slightly higher sales in Europe in fiscal year 2014 compared to the prior fiscal year driven by sales in advance of Europe's implementation of the new commercial truck emission standards in January 2014. Sales in South America declined in fiscal year 2014 compared to fiscal year 2013 due to macro-economic conditions in the region. Foreign currency exchange rates, primarily the depreciation of the Brazilian real, unfavorably impacted sales by $41 million compared to the prior fiscal year.
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

Labor and overhead costs decreased by $26 million compared to the prior fiscal year. The decrease was primarily due to a specific warranty contingency recorded in fiscal year 2013 that was substantially reversed in fiscal year 2014, savings associated with labor and burden cost reduction programs and movement in foreign currency rates, primarily the depreciation of the Brazilian real.

Other, net decreased by $37 million compared to the prior fiscal year. The decrease was primarily due to a $15 million immediate recognition of negative prior service costs related to the curtailment on our retiree medical liability and a decrease in foreign currency transaction losses.

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
Pension settlement losses of $109 million were recognized during the fiscal year ended 2013. During the third quarter of fiscal year 2013, we recognized a $36 million loss associated with the settlement of certain Canadian pension plans. In addition, we recognized a $73 million settlement loss in the fourth quarter of fiscal year 2013 associated with our U.S. retirement plan lump-sum payouts.
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
Restructuring costs in fiscal year 2013 were $23 million. Our Commercial Truck & Industrial segment recognized $17 million primarily related to employee severance costs and a lease termination. Our Aftermarket & Trailer segment recognized $3 million of restructuring costs during fiscal year 2013 primarily related to employee severance costs. In addition, we recognized $3 million of restructuring costs primarily related to employee severance costs at our corporate locations associated with our segment reorganization.
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

 Interest expense, net was $130 million and $126 million in fiscal years 2014 and 2013, respectively. The increase was driven primarily by the loss on debt extinguishment incurred in fiscal year 2014 compared to the prior fiscal year. In fiscal year 2014, we recognized $31 million net loss on debt extinguishment compared to $19 million in the prior fiscal year. During the second quarter of fiscal year 2014, we exercised a call option to redeem $250 million of our 10.625 percent notes due 2018 at a premium of 5.313 percent of the principal amount. During the fourth quarter of fiscal year 2014, we repurchased the remaining $84 million principal amount of our 8.125 percent notes due 2015 as well as $38 million of our 4.0 percent convertible notes due 2027. Excluding loss on debt extinguishment, our interest expense year over year decreased.

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
As discussed previously, we announced the planned disposition of our Mascot business during the fourth quarter of fiscal year 2014 and ceased all manufacturing operations and use of productive assets prior to September 30, 2014. The Mascot business was classified as part of discontinued operations at September 30, 2014, and all prior period amounts have been recast to reflect this presentation.

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
Commercial Truck & Industrial Segment EBITDA was $218 million in fiscal year 2014 compared to $192 million in the prior fiscal year. Segment EBITDA margin increased to 7.3 percent in fiscal year 2014 compared to 6.6 percent in the prior fiscal year. The increase in Segment EBITDA and EBITDA margin reflected the favorable impact of material, labor and burden performance and higher commercial vehicle sales, primarily in North America. This was partially offset by the unfavorable mix impact of lower sales in South America and Defense and higher variable incentive compensation.

Aftermarket & Trailer Segment EBITDA was $106 million in fiscal year 2014, up $19 million compared to the prior fiscal year. Segment EBITDA margin increased to 11.5 percent compared to 10.0 percent in the prior year. The increase in Segment EBITDA and EBITDA margin was primarily due to higher sales of our core aftermarket products, pricing actions, and favorable material, labor and burden performance, which more than offset the loss of earnings associated with the divestiture of our 50-percent ownership interest in our Suspensys joint venture during the fourth quarter of fiscal year 2013. The prior year also included a $5 million value-added tax charge that did not recur in fiscal year 2014.

Non-Consolidated Joint Ventures

At September 30, 2015, our continuing operations included investments in joint ventures that are not majority owned or controlled and are accounted for under the equity method of accounting. Our investments in non-consolidated joint ventures totaled $96 million at September 30, 2015 and $106 million at September 30, 2014.

These strategic alliances provide for sales, product design, development and/or manufacturing in certain product and geographic areas. Aggregate sales of our non-consolidated joint ventures were $1,288 million, $1,268 million and $1,552 million in fiscal years 2015, 2014 and 2013, respectively.

Our equity in the earnings of affiliates was $39 million, $38 million and $42 million in fiscal years 2015, 2014 and 2013, respectively. The increase in fiscal year 2015 compared to fiscal year 2014 was primarily due to higher earnings from our North American joint ventures, which were partially offset by lower earnings from our South American joint ventures. We received cash dividends from our affiliates of $32 million, $36 million and $30 million in fiscal years 2015, 2014 and 2013, respectively.

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

Our pre-tax share of the settlement was $210 million ($209 million after-tax), of which $190 million was recognized as equity in earnings of ZF Meritor and $20 million for the recovery of legal expenses from ZF Meritor was recognized as a reduction of selling, general and administrative expenses in the consolidated statement of operations. The proceeds from the settlement were used primarily to voluntarily pre-fund the next three years of mandatory pension contributions to our U.S. and U.K. pension plans.

For more information about our non-consolidated joint ventures, see Note 13 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Cash Flows (in millions)

	Fiscal Year Ended September 30,
	2015	2014	2013
OPERATING CASH FLOWS
Income (loss) from continuing operations	$66	$284	$(13)
Adjustments to income (loss) from continuing operations:
Depreciation and amortization	65	67	67
Loss on debt extinguishment	25	31	24
Deferred income tax expense (benefit)	(24)	(2)	(4)
Pension and retiree medical expense	82	25	151
Gain on sale of equity investment	—	—	(125)
Gain on sale of property	(3)	—	—
Goodwill and asset impairment charges	17	—	—
Equity in earnings of ZF Meritor	—	(190)	—
Equity in earnings of other affiliates	(39)	(38)	(42)
Restructuring costs	16	10	23
Dividends received from ZF Meritor	—	190	—
Dividends received from other equity method investments	32	36	30
Pension and retiree medical contributions	(141)	(177)	(153)
Restructuring payments	(16)	(10)	(23)
Decrease (increase) in working capital	(12)	20	(100)
Changes in off-balance sheet accounts receivable securitization and factoring	39	(46)	43
Other, net	—	27	44
Cash flows provided by (used for) continuing operations	107	227	(78)
Cash flows used for discontinued operations	(10)	(12)	(18)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$97	$215	$(96)
Cash provided by operating activities for fiscal year 2015 was $97 million compared to $215 million in fiscal year 2014 and cash used for operating activities of $96 million in fiscal year 2013. The decrease in cash flows provided by continuing operations in fiscal year 2015 is primarily due to the $209 million in proceeds received from the settlement of the Eaton antitrust litigation in fiscal year 2014, partially offset by an increase in cash provided by our accounts receivable factoring program and lower contributions to our pension plans. The cash outflow in continuing operations in fiscal year 2013 was primarily due to an increase in working capital and pension contributions.

	Fiscal Year Ended September 30,
	2015	2014	2013
INVESTING CASH FLOWS
Capital expenditures	$(79)	$(77)	$(54)
Proceeds from sale of equity investment	—	—	182
Proceeds from sale of property	4	—	—
Cash paid for acquisition of Morganton	(16)	—	—
Other investing activities	—	—	3
Net investing cash flows provided by discontinued operations	4	7	6
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	$(87)	$(70)	$137

Cash used for investing activities was $87 million in fiscal year 2015, compared to cash used for investing activities of $70 million in fiscal year 2014 and cash provided by investing activities of $137 million in fiscal year 2013. Capital expenditures were $79 million in fiscal year 2015 compared to $77 million in fiscal year 2014 and $54 million in fiscal year 2013.

Cash paid for acquisition of Morganton represents the purchase of the majority of the assets of Sypris Solutions, Inc.'s ("Sypris") Morganton, North Carolina manufacturing facility for $16 million in fiscal year 2015.

Net investing cash flows provided by discontinued operations in fiscal year 2015 includes $3 million for the fourth installment on the note receivable that was issued at the time of the sale of our Body Systems business.

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

	Fiscal Year September 30,
	2015	2014	2013
FINANCING CASH FLOWS
Repayment of notes and term loan	$(199)	$(439)	$(475)
Proceeds from debt issuance	225	225	500
Repurchase of common stock	(55)	—	—
Other financing activities	(9)	12	11
Net change in debt	(38)	(202)	36
Debt issuance costs	(4)	(10)	(12)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$(42)	$(212)	$24
Cash used by financing activities was $42 million in fiscal year 2015 compared to cash used for financing activities of $212 million in fiscal year 2014 and cash provided by financing activities of $24 million in fiscal year 2013. During fiscal year 2015, we issued an additional $225 million principal amount of our 6.25 percent notes due 2024. A portion of net proceeds from this offering was used to repurchase our 7.875 percent convertible notes due 2026. Additionally, in fiscal year 2015, we spent $20 million on the repurchase of $19 million principal amount of our 4.0 percent convertible notes due 2027 (see Note 16 of the Notes to Consolidated Financial Statements). We also spent $55 million on the repurchase of 4.2 million shares of our common stock in fiscal year 2015 (see Note 18 of the Notes to Consolidated Financial Statements).
During fiscal year 2014, we issued $225 million of 6.25 percent notes due 2024. Net proceeds from the issuance of these notes were used along with available cash to repurchase $250 million principal amount of our 10.625 percent notes due 2018 at a premium of $13 million. We also repurchased $38 million principal amount of our 4.0 percent convertible notes due 2027 and $84 million principal amount of our 8.125 percent notes due 2015. The outstanding term loan balance of $45 million was paid in fiscal year 2014.
During fiscal year 2013, we issued debt securities generating aggregate proceeds of $500 million. We used a portion of the proceeds to repurchase $167 million principal amount of our 8.125 percent notes due 2015 and $245 million principal amount of our 4.625 percent convertible notes due 2026. In addition, we incurred an aggregate of $12 million of costs related to the issuance of debt securities. During the fourth quarter of fiscal year 2013, we made a $45 million principal repayment under our term loan due 2016.

Contractual Obligations

As of September 30, 2015, we are contractually obligated to make payments as follows (in millions):

	Total	2016	2017	2018	2019	2020	Thereafter (2)
Total debt (1)	$1,098	$15	$13	$3	$1	$1	$1,065
Operating leases	77	14	11	11	10	8	23
Interest payments on long-term debt	550	66	66	66	66	66	220
Total	$1,725	$95	$90	$80	$77	$75	$1,308

(1)	Total debt excludes unamortized discount on convertible notes of $20 million, unamortized issuance costs of $17 million, and original issuance discount of $10 million.

(2)
Includes our 4.625 percent, 4.0 percent and 7.875 percent convertible notes which contain a put and call feature that allows for earlier redemption beginning in 2016, 2019 and 2020, respectively (for further discussion, refer to Note 16 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data Convertible Securities below).

We also sponsor defined benefit pension plans that cover certain of our U.S. employees and certain non-U.S. employees. Our funding practice provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries. Management expects funding for our retirement pension plans of approximately $5 million in fiscal year 2016.

We also sponsor retirement medical plans that cover certain of our U.S. and non-U.S. employees and retirees, including certain employees of divested businesses, and provide for medical payments to eligible employees and dependents upon retirement. Management expects gross retiree medical plan benefit payments of approximately $39 million, $39 million, $40 million, $40 million and $40 million in fiscal years 2016, 2017, 2018, 2019 and 2020, respectively, before consideration of any Part D reimbursement from the U.S. government.

Contractual obligations identified in the table above do not include liabilities associated with uncertain tax positions of $15 million due to the high degree of uncertainty regarding the future cash outflows associated with these amounts. For additional discussion of uncertain tax positions, refer to Note 22 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Liquidity

Our outstanding debt, net of discounts and unamortized debt issuance costs where applicable, is summarized below (in millions). For a detailed discussion of terms and conditions related to this debt, see Note 16 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

	September 30,
	2015	2014 (1)
Fixed-rate debt securities	$712	$490
Fixed-rate convertible notes	324	439
Unamortized discount on convertible notes	(20)	(31)
Other borrowings	35	57
Total debt	$1,051	$955

(1)	Prior year amounts have been recast to reflect the early adoption of ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs, restructuring and product development programs. We expect fiscal year 2016 capital expenditures to be approximately $90 million.
     We generally fund our operating and capital needs with cash on hand, cash flow from operations, our various accounts receivable securitization and factoring arrangements and availability under our revolving credit facility. Cash in excess of local operating needs is generally used to reduce amounts outstanding, if any, under our revolving credit facility or U.S. accounts receivable securitization program. Our ability to access additional capital in the long term will depend on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. We continuously evaluate our capital structure to ensure the most appropriate and optimal structure and may, from time to time, retire, repurchase, exchange or redeem outstanding indebtedness or common equity, issue new equity or debt securities or enter into new lending arrangements if conditions warrant.
In December 2014, we filed a shelf registration statement with the Securities and Exchange Commission, registering an unlimited amount of debt and/or equity securities that we may offer in one or more offerings on terms to be determined at the time of sale.  The December 2014 shelf registration statement superseded and replaced the shelf registration statement filed in February 2012.
     We believe our current financing arrangements provide us with the financial flexibility required to maintain our operations and fund future growth, including actions required to improve our market share and further diversify our global operations, through the term of our revolving credit facility, which matures in February 2019.
Sources of liquidity as of September 30, 2015, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 9/30/15	Readily Available as of 9/30/15	Current Expiration
On-balance sheet arrangements:
Revolving credit facility(1)	$499	$—	$499	February 2019(1)
Committed U.S. accounts receivable securitization(2)	100	—	94	October 2017
Total on-balance sheet arrangements	599	—	593
Off-balance sheet arrangements:(2)
Swedish Factoring Facility	$168	$121	—	June 2016
U.S. Factoring Facility (3)	73	83	—	February 2016
U.K. Factoring Facility	28	8	—	February 2018
Italy Factoring Facility	34	24	—	June 2017
Other uncommitted factoring facilities	22	18	—	Various
Letter of credit facility	30	24	6	March 2019
Total off-balance sheet arrangements	355	278	6
Total available sources	$954	$278	$599

(1)
The availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant and a reduction to $459 million in April 2017 as discussed under “Revolving Credit Facility” below.

(2)	Availability subject to adequate eligible accounts receivable available for sale.

(3)	Actual amounts may exceed bank's commitment at bank's discretion.

Cash and Liquidity Needs – Our cash and liquidity needs have been affected by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At September 30, 2015, we had $193 million in cash and cash equivalents.

Our availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant, as defined in the agreement, which may limit our borrowings under the agreement as of each quarter end. As long as we are in compliance with those covenants as of the quarter end, we have full availability (up to the amount of collateral under the collateral test) under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At September 30, 2015, we were in compliance with all covenants under our credit agreement.
Equity and Equity-Linked Repurchase Authorization – In June 2014, our Board of Directors authorized the repurchase of up to $210 million of our equity and equity-linked securities (including convertible debt securities), subject to the achievement of our M2016 net debt reduction target and compliance with legal and regulatory requirements and our debt covenants. In September 2014, our Board authorized the repurchase of up to $40 million of our equity or equity-linked securities (including convertible debt securities) under the $210 million authorization that may be made annually without regard to achievement of the M2016 net debt reduction target. These authorizations have no stated expiration. Under these authorizations, we have repurchased 4.2 million shares of our common stock for $55 million in fiscal year 2015 and $19 million principal amount of the company's 4.0 percent convertible notes due 2027 (see Note 16 of the Notes to Consolidated Financial Statements). The amount remaining available for repurchases under the equity and equity-linked repurchase authorizations was $136 million as of September 30, 2015.
As part of the equity and equity-linked repurchase authorization, in August 2015, we entered into a 10b5-1 stock repurchase plan. Under this plan, from October 1, 2015 through November 13, 2015, we repurchased approximately 1.8 million shares for $20 million. The amount remaining available for repurchases under the equity and equity-linked repurchase authorizations was $116 million as of October 31, 2015.
     Debt Repurchase Program – In fiscal year 2015, the Offering Committee of our Board of Directors approved a repurchase program for up to $150 million aggregate principal amount of any of our public debt securities (including convertible debt securities) from time to time through open market purchases or privately negotiated transactions or otherwise, until September 30, 2016, subject to compliance with legal and regulatory requirements and our debt covenants. This repurchase program is in addition to the equity and equity-linked repurchase authorizations described above. The amount remaining available for repurchases under the program is $150 million as of September 30, 2015.
2026 Convertible Notes Repurchase Authorization - On May 18, 2015, the Offering Committee of our Board of Directors approved a repurchase program for up to $175 million aggregate principal amount at maturity of our 7.875 percent convertible notes due 2026 from time to time prior to September 30, 2015, subject to compliance with legal and regulatory requirements and our debt covenants. This repurchase program is in addition to the equity and equity-linked and debt repurchase programs described above. The amount remaining available for repurchases under the authorization is $65 million at September 30, 2015.
Issuances of 2024 Notes - In fiscal year 2014, we completed a public offering of debt securities consisting of the issuance of $225 million principal amount of 10-year, 6.25 percent notes due 2024 (the "Initial 2024 Notes"). The proceeds from the sale of the Initial 2024 Notes were $225 million and, together with cash on hand, were used to repurchase $250 million principal amount of our outstanding 10.625 percent notes due 2018.
In fiscal year 2015, we completed a public offering consisting of the issuance of an additional $225 million aggregate principal amount of 6.25 percent notes due 2024 (the "Additional 2024 Notes") in an underwritten public offering. The proceeds from the sale of the Additional 2024 Notes were used to replenish available cash used to pay $179 million, including premium and fees, to repurchase $110 million principal amount at maturity of our 7.875 percent convertible notes due 2026. We used the remaining net proceeds, along with cash, to purchase annuities to satisfy our obligations under our Canadian and German pension plans.
These Additional 2024 Notes constitute a further issuance of, and are fungible with, the $225 million aggregate principal amount of the Initial 2024 Notes that we issued on February 13, 2014 and form a single series with the Initial 2024 Notes (collectively, the “2024 Notes”). The Additional 2024 Notes have terms identical to the Initial 2024 Notes, other than issue date and offering price, and have the same CUSIP number as the Initial 2024 Notes. Upon completion of the offering, the aggregate principal amount of outstanding notes of this series was $450 million.

The 2024 Notes constitute senior unsecured obligations of Meritor and rank equally in right of payment with its existing and future senior unsecured indebtedness and effectively junior to existing and future secured indebtedness. They are guaranteed on a senior unsecured basis by each of our subsidiaries from time to time guaranteeing the senior secured credit facility. Prior to February 15, 2017, we may redeem up to approximately $79 million aggregate principal amount of the 2024 Notes with the net cash proceeds of one or more public sales of our common stock at a redemption price equal to 106.25 percent of the principal amount, plus accrued and unpaid interest, if any, provided that at least approximately $146 million aggregate principal amount of the 2024 Notes remains outstanding after each such redemption. Prior to February 15, 2019, we may redeem, at our option, from time to time, the 2024 Notes, in whole or in part, at a redemption price equal to of 100 percent of principal amount of the 2024 Notes to be redeemed, plus the applicable premium as of the redemption date on the 2024 Notes to be redeemed, and any accrued and unpaid interest. On or after February 15, 2019, 2020, 2021 and 2022, we have the option to redeem the 2024 Notes, in whole or in part, at the redemption price of 103.125 percent, 102.083 percent, 101.042 percent, and 100.000 percent, respectively.
If a Change of Control (as defined in the indenture under which the 2024 Notes were issued) occurs, unless we have exercised our right to redeem the securities, each holder of the 2024 Notes may require us to repurchase some or all of such holder's securities at a purchase price equal to 101 percent of the principal amount to be repurchased, plus accrued and unpaid interest, if any.
Issuance of 2021 Notes - On May 31, 2013, we completed a public offering of debt securities consisting of the issuance of $275 million principal amount of 8-year, 6.75 percent notes due 2021 (the "2021 Notes"). The 2021 Notes were offered and sold pursuant to our shelf registration statement that was effective at the time of the offering. The proceeds from the sale of the 2021 Notes, were $275 million and were primarily used to repurchase $167 million principal amount of our 8.125 percent notes due 2015. The 2021 Notes constitute senior unsecured obligations of the company and rank equally in right of payment with its existing and future senior unsecured indebtedness and effectively junior to existing and future secured indebtedness to the extent of the security therefor. They are guaranteed on a senior unsecured basis by each of the company's subsidiaries from time to time guaranteeing the senior secured credit facility. Prior to June 15, 2016, the company may redeem up to 35 percent of the aggregate principal amount of the 2021 Notes issued on the initial issue date with the net cash proceeds of one or more public sales of our common stock at a redemption price equal to 106.75 percent of the principal amount, plus accrued and unpaid interest, if any, provided that at least 65% of the aggregate principal amount of the 2021 Notes issued on the initial issue date remains outstanding after each such redemption. On or after June 15, 2016, 2017, 2018 and 2019, the company has the option to redeem the 2021 Notes, in whole or in part, at the redemption price of 105.063 percent, 103.375 percent, 101.688 percent, and 100.000 percent, respectively.
If a Change of Control (as defined in the indenture under which the 2021 Notes were issued) occurs, unless the company has exercised its right to redeem the securities, each holder of the 2021 Notes may require the company to repurchase some or all of such holder's securities at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest, if any.
Repurchase of 2026 Notes - In fiscal year 2015, we repurchased $110 million principal amount at maturity of our 7.875 percent convertible notes due 2026, of which $85 million were repurchased at a premium equal to approximately 64 percent of their principal amount in the third quarter of fiscal year 2015, and $25 million were repurchased at a premium equal to approximately 58 percent of their principal amount in the fourth quarter of fiscal year 2015. The premium paid over par reflects the market price of these notes, which includes the embedded option value of the security. Since the conversion option with a conversion price of $12 per share was in the money at the time of repurchase, this drove a significant premium. These repurchases were accounted for as extinguishments of debt, and accordingly, we recognized a net loss on debt extinguishment of $24 million. The net loss on debt extinguishment is included in Interest expense, net in the consolidated statement of operations. The repurchases were made under our 2026 convertible notes repurchase authorization described above.
Repurchase of 2027 Notes - In fiscal year 2015, we repurchased $19 million principal amount of our 4.0 percent convertible notes due 2027. The repurchases were accounted for as extinguishments of debt, and accordingly, we recognized an insignificant net loss on debt extinguishment. The net loss on debt extinguishment is included in Interest expense, net in the consolidated statement of operations.
In fiscal year 2014, we repurchased $38 million principal amount of our 4.0 percent convertible notes due 2027. The notes were purchased at a premium equal to 7 percent of their principal amount. The repurchase of $38 million principal amount of our of 4.0 percent convertible notes was accounted for as an extinguishment of debt, and accordingly, we recognized a net loss on debt extinguishment of $5 million, the majority of which is premium. The net loss on debt extinguishment is included in Interest expense, net in the consolidated statement of operations. The repurchases were made under our equity and equity-linked repurchase authorizations described above.

Redemption of 2015 Notes - In fiscal year 2014, we completed the redemption of all of our outstanding 8.125 percent notes due 2015. The notes were redeemed at a premium equal to 7 percent of their principal amount. The repurchase of $84 million principal amount of our 8.125 percent notes was accounted for as an extinguishment of debt, and accordingly, we recognized a net loss on debt extinguishment of $5 million, consisting of $6 million of premium, net of a $1 million acceleration of the remaining unamortized gain on a related interest rate swap termination. The net loss on debt extinguishment is included in Interest expense, net in the consolidated statement of operations.
Redemption of 2018 Notes - In fiscal year 2014, we completed the redemption of all of our outstanding 10.625 percent notes due 2018. These notes were redeemed at a premium equal to 5 percent of their principal amount. The repurchase of $250 million principal amount of our 10.625 percent notes was accounted for as an extinguishment of debt, and accordingly, we recognized a net loss on debt extinguishment of $19 million, which consisted of $6 million of unamortized discount and deferred issuance costs and $13 million of premium. The net loss on debt extinguishment is included in Interest expense, net in the consolidated statement of operations.
Revolving Credit Facility – On May 22, 2015, we entered into a second amendment of our senior secured revolving credit facility. Pursuant to the revolving credit agreement, as amended, we have a $499 million revolving credit facility, $40 million of which matures in April 2017 for banks that elected not to extend their commitments under the revolving credit facility, and $459 million of which matures in February 2019. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants as highlighted below. Prior to May 22, 2015, $89 million of the $499 million revolving credit facility was scheduled to mature in April 2017 for banks that elected not to extend their commitments under the revolving credit facility, and $410 million was scheduled to mature in February 2019.
 The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement. At September 30, 2015, the company was in compliance with all covenants under the revolving credit facility with a ratio of approximately .34x for the priority debt-to-EBITDA ratio covenant.
The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At September 30, 2015, the revolving credit facility was collateralized by approximately $636 million of our assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and our investment in all or a portion of certain of our wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating. At September 30, 2015, the margin over LIBOR rate was 325 basis points, and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 225 basis points.
Certain of our subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under our indentures (see Note 27 of the Notes to the Consolidated Financial Statements).
No borrowings were outstanding under the revolving credit facility at September 30, 2015 and September 30, 2014. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At September 30, 2015 and September 30, 2014, there were no letters of credit outstanding under the revolving credit facility.

U.S. Securitization Program – We have a $100 million U.S. accounts receivables securitization facility. On October 15, 2014, we entered into an amendment which extended the facility expiration date to October 15, 2017 and set the maximum permitted priority-debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility at 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At September 30, 2015 and September 30, 2014, no amounts, including letters of credit, were outstanding under this program. This securitization program contains a cross default to our revolving credit facility. At September 30, 2015, we were in compliance with all covenants under our credit agreement (see Note 16 of the Notes to the Consolidated Financial Statements). At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash received from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
Capital Leases – On March 20, 2012, we entered into an arrangement to finance equipment acquisitions for our various U.S. locations. Under this arrangement, we can request financing from GE Capital Commercial, Inc. ("GE Capital") for progress payments for equipment under construction, not to exceed $10 million at any time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, we can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. As of September 30, 2015 and 2014, we had $10 million and $13 million, respectively, outstanding under this capital lease arrangement. In addition, we had another $7 million and $13 million, respectively, outstanding through other capital lease arrangements at September 30, 2015 and 2014.
Export financing arrangements - We entered into a number of export financing arrangements through our Brazilian subsidiary during fiscal years 2015, 2014 and 2013. The export financing arrangements are issued under an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs. The arrangements bear interest at 5.5 percent and have maturity dates in 2016 and 2017. There were $18 million and $29 million outstanding under these arrangements at September 30, 2015 and 2014, respectively.

Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under our revolving credit facility if the defaulted amount exceeds $35 million per bank. As of September 30, 2015 and 2014, we had $13 million and $32 million, respectively, outstanding under this program at more than one bank.
     Credit Ratings –On November 17, 2015, our Standard & Poor’s corporate credit rating, senior secured credit rating, and senior unsecured credit rating were B+, BB and B, respectively. Our Moody’s Investors Service corporate credit rating, senior secured credit rating, and senior unsecured credit rating are B1, Ba1 and B2, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.

Off-Balance Sheet Arrangements

Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at September 30, 2015 of $255 million, of which $204 was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $51 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under “Liquidity.”
The Swedish and U.S. factoring facilities are backed by 364-day liquidity commitments from Nordea Bank, which were renewed through May 2016. Commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in case of the U.K. and Italy commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).

Letter of Credit Facilities – On February 21, 2014, we amended and restated our letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, we have the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million through December 19, 2015. From December 20, 2015 through March 19, 2019, the aggregate availability is $25 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. At September 30, 2015 and 2014, we had $24 million and $25 million, respectively, of letters of credit outstanding under this facility. In addition, we had another $6 million and $9 million of letters of credit outstanding through other letter of credit facilities as of September 30, 2015 and 2014.

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

Pensions — Our defined benefit pension plans and retirement medical plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including the mortality of participants. Our pension obligations are determined annually and were measured as of September 30, 2015 and 2014.

The mortality assumptions for participants in our U.S. plans incorporates future mortality improvements from tables published by the Society of Actuaries ("SOA"). We periodically review the mortality experience of our U.S. plans’ participants against these assumptions. In October 2014, the SOA issued new mortality and mortality improvement tables that raised the life expectancies. We reviewed the new SOA mortality and mortality improvement tables and utilized our actuary to conduct a study based on our plan participants. We have determined that the best representation of our plans' mortality is to utilize the new SOA mortality and mortality improvement tables as the reference table for credibility-weighted mortality rates, blended with our specific mortality based on the study conducted by our actuary. We incorporated the updated tables into our 2015 year-end measurement of the plans’ benefit obligations. As a result of this change in actuarial assumption, our U.S. pension obligations increased by $24 million, and our U.S. OPEB obligations decreased by $18 million, in fiscal year 2015.

The U.S. plans include a qualified and non-qualified pension plan. The most significant non-U.S. plan is located in the U.K. The following are the significant assumptions used in the measurement of the projected benefit obligation ("PBO") and net periodic pension expense:

	2015						2014
	U.S.			Non-U.S.			U.S.			Non-U.S.
Assumptions as of September 30:
Discount rate (1)	4.25%	—	4.35%	1.00%	—	3.80%	4.20%	—	4.30%	1.90%	—	4.10%
Assumed return on plan assets (beginning of the year)(1)(2)	8.00%			2.25%	—	7.25%	8.00%			2.25%	—	7.25%
Rate of compensation increase (3)	N/A			2.00%			N/A			2.00%	—	3.00%

(1)
The discount rate for the company’s U.K. pension plan was 3.80 percent and 4.10 percent for fiscal years 2015 and 2014, respectively. The assumed return on plan assets for this plan was 7.25 percent and 7.25 percent for fiscal years 2015 and 2014, respectively.

(2)	The assumed return on plan assets for fiscal year 2016 is 7.75 percent for the U.S. plan and 6.00 percent for the U.K. plan.

(3)
The rate of compensation increase for the company's Swiss pension plan was 2.00 percent for fiscal years 2015 and 2014. The rate of compensation increase for the company's Canadian pension plans was 3.00 percent for fiscal year 2014.

The discount rate is used to calculate the present value of the PBO at the balance sheet date and net periodic pension expense for the subsequent fiscal year. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments. Generally we use a portfolio of long-term corporate AA/Aa bonds that match the duration of the expected benefit payments, except for our U.K. pension plan which uses an annualized yield curve, to establish the discount rate for this assumption.

The assumed return on plan assets is used to determine net periodic pension expense. The rate of return assumptions are based on projected long-term market returns for the various asset classes in which the plans are invested, weighted by the target asset allocations. An incremental amount for diversification, rebalancing and active management, where appropriate, is included in the rate of return assumption. The return assumptions are reviewed annually.

The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans.

These assumptions reflect our historical experience and our best judgments regarding future expectations. The effects of the indicated increase and decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the plans in 2015, are shown below (in millions):

	Effect on All Plans – September 30, 2015
	Percentage Point Change	Increase (Decrease) in PBO	Increase (Decrease) in Pension Expense
Assumption:
Discount rate	-0.5 pts	$111	$—
	+0.5 pts	(97)	—
Assumed return on plan assets	-1.0 pts	N/A (1)	15
	+1.0 pts	N/A (1)	(14)
____________________
(1) Not Applicable

Accounting guidance applicable to pensions does not require immediate recognition of the effects of a deviation between actual and assumed experience and the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss in the footnotes. Based on the September 30, 2015 and 2014 measurement dates, we had an unrecognized loss of $744 million and $790 million, respectively. A portion of this loss is amortized into earnings each fiscal year. Unrecognized losses for the U.S. and U.K. plans are being amortized into net periodic pension expense over the average life expectancy of the inactive participants of approximately 22 years and 27 years, respectively.

In recognition of the long-term nature of the liabilities of the pension plans, we have targeted an asset allocation strategy designed to promote asset growth while maintaining an acceptable level of risk over the long term. Asset-liability studies are performed periodically to validate the continued appropriateness of these asset allocation targets. The asset allocation ranges for the U.S. plan are 30–50 percent equity investments, 30–50 percent fixed income investments and 10–30 percent alternative investments. Alternative investments include private equities, real estate, hedge funds and partnership interests. The target asset allocation ranges for the non-U.S. plans are 15–35 percent equity investments, 30–60 percent fixed income investments, 0–10 percent real estate and 10–30 percent alternative investments. The asset class mix and the percentage of securities in any asset class or market may vary as the risk/return characteristics of either individual market or asset classes vary over time.

The investment strategies for the pension plans are designed to achieve an appropriate diversification of investments as well as safety and security of the principal invested. Assets invested are allocated to certain global sub-asset categories within prescribed ranges in order to promote international diversification across security type, issuer type, investment style, industry group, and economic sector. Assets of the plans are both actively and passively managed. Policy limits are placed on the percentage of plan assets that can be invested in a security of any single issuer and minimum credit quality standards are established for debt securities. Meritor securities did not comprise any of the value of our worldwide pension assets as of September 30, 2015.

Based on current assumptions, the fiscal year 2016 net pension income is estimated to be $10 million.

Retiree Medical — We have retirement medical plans that cover certain of our U.S. and non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement. Our retiree medical obligations were measured as of September 30, 2015 and September 30, 2014.

The following are the significant assumptions used in the measurement of the accumulated postretirement benefit obligation (APBO):

	2015	2014
Assumptions as of September 30:
Discount rate	4.20%	4.20%
Health care cost trend rate	7.00%	7.40%
Ultimate health care trend rate	5.00%	5.00%
Year ultimate rate is reached	2022	2022

The discount rate is the rate used to calculate the present value of the APBO. The rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. We used the corporate AA/Aa bond rate for this assumption.

The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. Our projection for fiscal year 2015 is 7.00 percent. For measurement purposes, the annual increase in health care costs was assumed to decrease gradually to 5.00 percent by fiscal year 2022 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2015	2014
Effect on total of service and interest cost
1% Increase	$2	$2
1% Decrease	(1)	(2)
Effect on APBO
1% Increase	39	46
1% Decrease	(34)	(40)

Based on current assumption, fiscal year 2016 retiree medical expense is estimated to be approximately $30 million.

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

Asbestos — Maremont Corporation (“Maremont”) — Maremont, a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 5,600 and 5,700 pending asbestos-related claims at September 30, 2015 and 2014, respectively. Although Maremont has been named in these cases, very few cases allege actual injury and, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, the total number of claims filed is not necessarily the most meaningful factor in determining Maremont's asbestos-related liability.

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

Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Maremont’s obligation for asbestos personal injury claims over the next ten years of $71 million to $100 million. After consultation with Bates White, Maremont recognized a liability for pending and future claims over the next ten years of $71 million and $73 million as of September 30, 2015 and 2014, respectively. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Maremont recognized $2 million of income and a $10 million charge in the fourth quarter of fiscal years 2015 and 2014, respectively, associated with its annual valuation of asbestos-related liabilities. Maremont has recognized incremental insurance receivables associated with recoveries expected for asbestos-related liabilities as the estimate of asbestos-related liabilities for pending and future claims changes. However, Maremont currently expects to exhaust the limits of its settled insurance coverage prior to the end of the ten-year forecasted liability period. Maremont believes it has additional insurance coverage, however, certain carriers have disputed coverage under policies they issued.

Assumptions: The following assumptions were made by Maremont after consultation with Bates White and are included in their study:

•	Pending and future claims were estimated for a ten-year period ending in fiscal year 2025;

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

Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims including indemnity paid on those claims. The insurance receivable related to asbestos-related liabilities is $41 million and $49 million as of September 30, 2015 and 2014, respectively. The receivable is for coverage provided by one insurance carrier based on a coverage-in-place agreement. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next ten years. Maremont maintained insurance coverage with other insurance carriers that management believes covers indemnity and defense costs. Maremont has incurred liabilities allocable to these policies, but has not yet billed these insurance carriers, and no receivable has been recorded for these policies, as those carriers dispute coverage. During fiscal year 2013, Maremont reinitiated a lawsuit against these carriers, seeking a declaration of its rights to insurance for asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. However, there can be no assurance that the lawsuit will ultimately result in insurance coverage of defense and indemnity costs for Maremont.

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

Asbestos — Rockwell International ("Rockwell") — ArvinMeritor, Inc. ("AM"), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred to Meritor Automotive, Inc. at the time of the spin-off of the Rockwell automotive business from Rockwell in 1997. There were approximately 3,000 and 2,800 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at September 30, 2015 and 2014, respectively.

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

We engaged Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Rockwell’s obligation for asbestos personal injury claims over the next ten years of $55 million to $74 million. After consultation with Bates White, management recognized a liability for pending and future claims over the next ten years of $55 million as of September 30, 2015 compared to $48 million as of September 30, 2014. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell. The increase in the estimated liability is primarily due to higher defense and processing costs, on a per claim basis, compared to the prior year. AM recognized a $4 million charge and a $10 million charge in the fourth quarter of fiscal years 2015 and 2014, respectively, associated with its annual valuation of asbestos-related liabilities

The following assumptions were made by the company after consultation with Bates White and are included in their study:

•	Pending and future claims were estimated for a ten-year period ending in fiscal year 2025;

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

The insurance receivable related to asbestos-related liabilities is $14 million and $11 million as of September 30, 2015 and 2014, respectively. Included in these amounts are insurance receivables of $9 million and $8 million at September 30, 2015 and 2014, respectively, which are associated with policies in dispute. Rockwell has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against certain of these carriers to enforce the insurance policies, which are in various stages of the litigation process. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. The amounts recognized for policies in dispute are based on consultation with advisors, status of settlement negotiations with certain insurers and underlying analysis performed by management. The remaining receivable recognized is related to coverage provided by one carrier based on a coverage-in-place agreement. If the assumptions with respect to the estimation period, the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.

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

Sales for our primary military program were at their peak during fiscal year 2012 and began to decline in fiscal year 2013. The program wound down to insignificant levels in 2015 and is expected to remain insignificant until completion of the program.

In the fourth quarter of fiscal year 2015, the U.S. Army awarded a new contract for the production of the Joint Light Tactical Vehicle to Oshkosh. We expect production for this program to ramp up over the next several years. Although we expect to supply wheel-ends on this program, our revenue will be significantly less than if the program was awarded differently and we were supplying our ProTec Independent Suspension.

Based on sales expectations for currently awarded programs, the fair value of our Defense business does not exceed its carrying value enough to support the goodwill associated with it. As a result, we recorded an impairment of $15 million, pre-tax, of goodwill in the fourth quarter of fiscal year 2015. The fair value of the other reporting units substantially exceeded their carrying values.

Impairment of Long-Lived Assets - Long-lived assets, excluding goodwill, to be held and used are reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. An impairment loss is recognized when the long-lived assets’ carrying value exceeds the fair value. If business conditions or other factors cause the operating results and cash flows to decline, we may be required to record impairment charges at that time. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Significant judgments and estimates used by management when evaluating long-lived assets for impairment include:

•	An assessment as to whether an adverse event or circumstance has triggered the need for an impairment review;

•	Undiscounted future cash flows generated by the asset; and

•	Probability and estimated future cash flows associated with alternative courses of action that are being considered to recover the carrying amount of a long-lived asset.

In the fourth quarter of fiscal year 2015, the U.S. Army awarded a new contract for the production of the Joint Light Tactical Vehicle to Oshkosh, for which we will supply wheel-ends. However, we made certain capital investments and commitments to supply our ProTec Independent Suspension had the JLTV program been awarded differently. As a result, we recorded an impairment of $2 million of long-lived assets in the fourth quarter of fiscal year 2015.

Income Taxes —Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If it is more-likely-than-not that the deferred tax asset will be realized, no valuation allowance is recorded. Management's judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the net deferred tax assets. The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated. Significant judgments, estimates and factors considered by management in its determination of the probability of the realization of deferred tax assets include:

•	Historical operating results;

•	Expectations of future earnings;

•	Tax planning strategies; and

•	The extended period of time over which retirement medical and pension liabilities will be paid.

In prior years, we established valuation allowances against our U.S. net deferred tax assets and the net deferred tax assets of our 100-percent-owned subsidiaries, including those in France, Germany, Italy, Sweden, U.K. and certain other countries. In evaluating our ability to recover these net deferred tax assets, we utilize a consistent approach which considers our historical operating results, including an assessment of the degree to which any gains or losses are driven by items that are unusual in nature and/or tax planning strategies. In addition, we review changes in near-term market conditions and other factors that impact future operating results.
During the fourth quarter of fiscal year 2015, as a result of sustained profitability in Germany, Italy, Mexico and Sweden evidenced by a strong earnings history and additional positive evidence, we determined it was more likely than not future earnings will be sufficient to realize deferred tax assets in these jurisdictions. Accordingly, we reversed valuation allowances in Germany, Italy, Mexico and Sweden, resulting in non-cash income tax benefits of $16 million.
We continue to maintain the valuation allowances in France, U.K., U.S. and certain other jurisdictions, as we believe the negative evidence that we will be able to recover these net deferred tax assets continues to outweigh the positive evidence. If, in the future, we generate taxable income on a sustained basis in jurisdictions where we have recorded valuation allowances, our conclusion regarding the need for valuation allowances in these jurisdictions could change. Accordingly, although we were profitable in the U.S. in 2014 and 2015, we have not generated enough positive evidence to warrant a reversal of the U.S. valuation allowance, so we continue to record a full valuation allowance against the U.S. net deferred tax assets. Although the weight of negative evidence related to cumulative losses is decreasing as we deliver on our M2016 plan, we believe that this objectively-measured negative evidence outweighs the subjectively-determined positive evidence and, as such, we have not changed our judgment regarding the need for a full valuation allowance in 2015.
Continued improvement in our operating results, however, could lead to reversal of some or all of these valuation allowances in the future. Consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance.

The expiration periods for deferred tax assets related to net operating losses and tax credit carryforwards as of September 30, 2015 are included below (in millions). Also included are the associated valuation allowances on these deferred tax assets (in millions).

	Fiscal Year Expiration Periods
	2016-2020	2021-2030	2031-2035	Indefinite	Total
Net Operating Losses and Tax Credit Carryforwards	$36	$274	$30	$268	$608
Valuation Allowances on these Deferred Tax Assets	$33	$271	$30	$245	$579

New Accounting Pronouncements

New Accounting Pronouncements are discussed in Note 2 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

International Operations

Approximately 55 percent of the company’s total assets as of September 30, 2015 and 51 percent of fiscal year 2015 sales from continuing operations were outside the United States. Management believes that international operations have significantly benefited the financial performance of the company. However, our international operations are subject to a number of risks inherent in operating abroad, as discussed in Item 1A. Risk Factors. There can be no assurance that these risks will not have a material adverse impact on our ability to increase or maintain our foreign sales or on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our debt.
     As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal years 2015, 2014 and 2013, our reported financial results were adversely affected by the appreciation of the U.S. dollar against foreign currencies relative to the prior year.
We use foreign currency forward contracts to minimize the earnings exposures arising from foreign currency exchange risk on foreign currency purchases and sales. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under this cash flow hedging program, we designate the foreign currency contracts (the contracts) as cash flow hedges of underlying foreign currency forecasted purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss ("AOCL") in the statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 12 months.
 We use foreign currency option contracts to mitigate foreign currency exposure on expected future Indian Rupee denominated purchases. In the second quarter of fiscal year 2015, we monetized our outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2017. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statements of operations.
From time to time, we hedge against foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies. In the first quarter of fiscal year 2015, due to the volatility of the Brazilian real as compared to the U.S. dollar, we entered into a series of foreign currency option contracts that do not qualify for hedge accounting but are expected to mitigate foreign currency translation exposure of Brazilian real earnings to U.S. dollars. In the second quarter of fiscal year 2015, we monetized these outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2015. In the third and fourth quarters of fiscal year 2015, we monetized these outstanding foreign currency option contracts. Changes in fair value associated with these contracts are recorded in other income, net, in the consolidated statements of operations.
In the fourth quarter of fiscal year 2015, due to the risk of volatility of the Swedish krona and euro as compared to the U.S. dollar, we entered into a series of foreign currency option contracts that do not qualify for hedge accounting but are expected to mitigate foreign currency translation exposure of Swedish krona and euro earnings to U.S. dollars. Changes in fair value associated with these contracts are recorded in other income, net, in the consolidated statements of operations.
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

Market Risk	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase / (Decrease) In
Foreign Currency Sensitivity:
Forward contracts in USD (1)	1.1	(1.1)	Fair Value
Forward contracts in Euro (1)	(6.9)	6.9	Fair Value
Foreign currency denominated debt (2)	2.4	(2.4)	Fair Value
Foreign currency option contracts in USD	(0.8)	4.5	Fair Value
Foreign currency option contracts in Euro	(0.5)	1.3	Fair Value

Interest Rate Sensitivity:	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase / (Decrease) In
Debt - fixed rate (3)	$(35.8)	$37.3	Fair Value
Debt - variable rate	—	—	Cash Flow
Interest rate swaps	—	—	Fair Value
____________________

(1)
Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)
At September 30, 2015, the fair value of outstanding foreign currency denominated debt was $24 million. A 10% decrease in quoted currency exchange rates would result in a decrease of $2.4 million in foreign currency denominated debt. At September 30, 2015, a 10% increase in quoted currency exchange rates would result in an increase of $2.4 million in foreign currency denominated debt.

(3)
At September 30, 2015, the fair value of outstanding debt was $1,138 million. A 50 basis points decrease in quoted interest rates would result in an increase of $37.3 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in a decrease of $35.8 million in the fair value of fixed rate debt.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Meritor, Inc.
Troy, Michigan

We have audited the accompanying consolidated balance sheets of Meritor, Inc. and subsidiaries (the "Company") as of September 27, 2015 and September 28, 2014, and the related consolidated statements of operations, comprehensive income, equity (deficit), and cash flows for each of the three years in the period ended September 27, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Meritor, Inc. and subsidiaries as of September 27, 2015 and September 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 27, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 18, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/	DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Detroit, Michigan
November 18, 2015

MERITOR, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share amounts)

	Year Ended September 30,
	2015	2014	2013
Sales	$3,505	$3,766	$3,672
Cost of sales	(3,043)	(3,279)	(3,277)
GROSS MARGIN	462	487	395
Selling, general and administrative	(243)	(258)	(253)
Pension settlement losses	(59)	—	(109)
Restructuring costs	(16)	(10)	(23)
Goodwill impairment	(15)	—	—
Other operating expense, net	(1)	(2)	(3)
OPERATING INCOME	128	217	7
Other income, net	5	—	3
Gain on sale of equity investment	—	—	125
Equity in earnings of other ZF Meritor	—	190	—
Equity in earnings of affiliates	39	38	42
Interest expense, net	(105)	(130)	(126)
INCOME BEFORE INCOME TAXES	67	315	51
Provision for income taxes	(1)	(31)	(64)
INCOME (LOSS) FROM CONTINUING OPERATIONS	66	284	(13)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	(30)	(7)
NET INCOME (LOSS)	65	254	(20)
Less: Net income attributable to noncontrolling interests	(1)	(5)	(2)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$64	$249	$(22)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.
Net income (loss) from continuing operations	$65	$279	$(15)
Loss from discontinued operations	(1)	(30)	(7)
Net income (loss)	$64	$249	$(22)
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.67	$2.86	$(0.15)
Discontinued operations	(0.01)	(0.31)	(0.07)
Basic earnings (loss) per share	$0.66	$2.55	$(0.22)
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.65	$2.81	$(0.15)
Discontinued operations	(0.01)	(0.30)	(0.07)
Diluted earnings (loss) per share	$0.64	$2.51	$(0.22)
Basic average common shares outstanding	96.9	97.5	97.1
Diluted average common shares outstanding	100.1	99.2	97.1
See Notes to Consolidated Financial Statements. In fiscal year 2014, amounts for fiscal year 2013 were recast for discontinued operations.

MERITOR, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2015	2014	2013
Net income (loss)	$65	$254	$(20)
Other comprehensive income (loss):
Foreign currency translation adjustments	(97)	(20)	(32)
Pension and other postretirement benefit related adjustments (net of tax of $5, $2 and $12 at September 30, 2015, 2014 and 2013, respectively)	84	3	218
Unrealized gain (loss) on investment and foreign exchange contracts	(6)	2	(5)
Total comprehensive income	46	239	161
Less: Comprehensive income (loss) attributable to noncontrolling interest	1	(5)	(2)
Comprehensive income attributable to Meritor, Inc.	$47	$234	$159
See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED BALANCE SHEET
(In millions)

	September 30,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$193	$247
Receivables, trade and other, net	461	610
Inventories	338	379
Other current assets	50	56
TOTAL CURRENT ASSETS	1,042	1,292
NET PROPERTY	419	424
GOODWILL	402	431
OTHER ASSETS (1)	332	338
TOTAL ASSETS	$2,195	$2,485
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$15	$7
Accounts and notes payable	574	680
Other current liabilities	279	351
TOTAL CURRENT LIABILITIES	868	1,038
LONG-TERM DEBT (1)	1,036	948
RETIREMENT BENEFITS	632	775
OTHER LIABILITIES	305	309
TOTAL LIABILITIES	2,841	3,070
COMMITMENTS AND CONTINGENCIES (NOTE 23)
EQUITY (DEFICIT):
Common stock (September 30, 2015 and 2014, 98.8 and 97.8 shares issued and 94.6 and 97.8 shares outstanding, respectively)	99	97
Additional paid-in capital	865	918
Accumulated deficit	(814)	(878)
Treasury stock, at cost (September 30, 2015 and 2014, 4.2 and 0.0 shares, respectively)	(55)	—
Accumulated other comprehensive loss	(766)	(749)
Total deficit attributable to Meritor, Inc.	(671)	(612)
Noncontrolling interests	25	27
TOTAL DEFICIT	(646)	(585)
TOTAL LIABILITIES AND DEFICIT	$2,195	$2,485

(1)	Prior year amounts have been recast to reflect the early adoption of ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.
See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended September 30,
	2015	2014	2013
OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES (see Note 26)	$97	$215	$(96)
INVESTING ACTIVITIES
Capital expenditures	(79)	(77)	(54)
Proceeds from sale of equity investment	—	—	182
Proceeds from sale of property	4	—	—
Cash paid for acquisition of Morganton	(16)	—	—
Other investing activities	—	—	3
Net investing cash flows provided by (used for) continuing operations	(91)	(77)	131
Net investing cash flows provided by discontinued operations	4	7	6
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(87)	(70)	137
FINANCING ACTIVITIES
Proceeds from debt issuances	225	225	500
Repayment of notes and term loan	(199)	(439)	(475)
Repurchase of common stock	(55)	—	—
Other financing activities	(9)	12	11
Net change in debt	(38)	(202)	36
Debt issuance costs	(4)	(10)	(12)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(42)	(212)	24
EFFECT OF CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(22)	(4)	(4)
CHANGE IN CASH AND CASH EQUIVALENTS	(54)	(71)	61
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	247	318	257
CASH AND CASH EQUIVALENTS AT END OF YEAR	$193	$247	$318
See Notes to Consolidated Financial Statements. In fiscal year 2014, amounts for fiscal year 2013 were recast for discontinued operations.

MERITOR, INC. CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (In millions)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Meritor, Inc.	Non- controlling Interests	Total
Beginning balance at September 30, 2014	$97	$918	$(878)	$—	$(749)	$(612)	$27	$(585)
Comprehensive income (loss)	—	—	64	—	(17)	47	(1)	46
Vesting of restricted stock	2	(2)	—	—	—	—	—	—
Repurchase of convertible notes	—	(62)	—	—	—	(62)	—	(62)
Equity based compensation expense	—	10	—	—	—	10	—	10
Repurchase of common stock	—	—	—	(55)	—	(55)	—	(55)
Non-controlling interest dividends	—	—	—	—	—	—	(1)	(1)
Other	—	1	—	—	—	1	—	1
Ending balance at September 30, 2015	$99	$865	$(814)	$(55)	$(766)	$(671)	$25	$(646)

Beginning balance at September 30, 2013	$97	$914	$(1,127)	$—	$(734)	$(850)	$28	$(822)
Comprehensive income (loss)	—	—	249	—	(15)	234	5	239
Repurchase of convertible notes	—	(4)	—	—	—	(4)	—	(4)
Equity based compensation expense	—	8	—	—	—	8	—	8
Non-controlling interest dividends	—	—	—	—	—	—	(6)	(6)
Ending balance at September 30, 2014	$97	$918	$(878)	$—	$(749)	$(612)	$27	$(585)

Beginning balance at September 30, 2012	$96	$901	$(1,105)	$—	$(915)	$(1,023)	$41	$(982)
Comprehensive income (loss)	—	—	(22)	—	181	159	2	161
Vesting of restricted stock	1	(1)	—	—	—	—	—	—
Repurchase of convertible notes	—	(2)	—	—	—	(2)	—	(2)
Issuance of convertible notes	—	9	—	—	—	9	—	9
Equity based compensation expense	—	5	—	—	—	5	—	5
Non-controlling interest dividends	—	—	—	—	—	—	(15)	(15)
Other	—	2	—	—	—	2	—	2
Ending balance at September 30, 2013	$97	$914	$(1,127)	$—	$(734)	$(850)	$28	$(822)
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

Certain businesses are reported in discontinued operations in the consolidated statement of operations, consolidated statement of cash flows and related notes for all periods presented. In fiscal year 2014, the company exited its Mascot business, a remanufacturer and distributor of all makes differentials, transmissions and steering gears. The results of operations and cash flows of the company’s former Mascot business are presented in discontinued operations in the consolidated statement of operations and consolidated statement of cash flows. Additional information regarding discontinued operations is discussed in Note 3.

The company’s fiscal year ends on the Sunday nearest September 30. The 2015, 2014 and 2013 fiscal years ended on September 27, 2015, September 28, 2014 and September 29, 2013, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 is used consistently throughout this report to represent the fiscal year end.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates. Significant estimates and assumptions were used to review goodwill and other long-lived assets for impairment (see Notes 4 and 11), costs associated with the company’s restructuring actions (see Note 5), product warranty liabilities (see Note 14), long-term incentive compensation plan obligations (see Note 19), retiree medical and pension obligations (see Notes 20 and 21), income taxes (see Note 22), and contingencies including asbestos.

Concentration of Credit Risk

In the normal course of business, the company provides credit to customers. The company limits its credit risk by performing ongoing credit evaluations of its customers and maintaining reserves for potential credit losses and through accounts receivable factoring programs. The company’s accounts receivable is due from medium- and heavy-duty truck OEMs, specialty vehicle manufacturers, aftermarket customers, and trailer producers. The company’s ten largest customers accounted for 75 percent and 76 percent of sales in fiscal year 2015 and 2014, respectively. Sales to the company's top three customers were 55 percent and 57 percent of total sales in fiscal 2015 and 2014, respectively. At September 30, 2015 and 2014, 21 percent of the company's trade accounts receivable were from the company's three largest customers.

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

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Year Ended September 30,
	2015	2014	2013
Basic average common shares outstanding	96.9	97.5	97.1
Impact of stock options	0.1	0.1	—
Impact of restricted shares, restricted share units and performance share units	2.0	1.6	—
Impact of convertible notes	1.1	—	—
Diluted average common shares outstanding	100.1	99.2	97.1

On November 8, 2014, the Board of Directors approved a grant of performance share units to all executives eligible to participate in the long-term incentive plan. Each performance share unit represents the right to receive one share of common stock or its cash equivalent upon achievement of certain performance and time vesting criteria. The fair value of each performance share

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The actual number of performance share units that will vest depends upon the company’s performance relative to the established M2016 goals for the three-year performance period of October 1, 2013 to September 30, 2016, measured at the end of the performance period. The number of performance share units will depend on meeting the established M2016 goals at the following weights: 50% associated with achieving an Adjusted EBITDA margin target, 25% associated with achieving a net debt including retirement benefit liabilities target, and 25% associated with achieving an incremental booked revenue target. The number of performance share units that vest will be between 0% and 200% of the grant date amount of 1.8 million units which includes incremental performance share units that were issued subsequent to the December 1, 2013 grant date.
There were 0.9 million and 0.1 million shares related to these performance share units included in the diluted earnings per share calculation for the years ended September 30, 2015 and 2014, respectively, as certain payout thresholds were achieved in fiscal years 2015 and 2014 relative to the Adjusted EBITDA, net debt reduction and incremental booked revenue targets.
For the years ended September 30, 2015 and 2014, the dilutive impact of previously issued restricted shares, restricted share units, and performance share units was 2.0 million and 1.6 million, respectively. For the years ended September 30, 2015, 2014, and 2013, compensation cost related to restricted shares, restricted share units, performance share units and stock options was $10 million, $8 million and $5 million, respectively.
At September 30, 2014 and 2013 options to purchase 0.3 million, and 0.9 million shares of common stock, respectively, were excluded in the computation of diluted earnings per share because their exercise price exceeded the average market price for the twelve-month period and thus their inclusion would be anti-dilutive.
For the fiscal year ended September 30, 2015, 1.1 million shares were included in the computation of diluted earnings per share because the average stock price exceeded the conversion price for the 7.875 percent convertible notes due 2026. For the years ended September 30, 2014 and 2013, the company's convertible senior unsecured notes were excluded from the computation of diluted earnings per share, as the company's average stock price during these periods was less than the conversion price.
The potential effects of restricted shares and restricted share units were excluded from the diluted earnings per share calculation for the fiscal year ended September 30, 2013 because their inclusion in a loss from continuing operations period would reduce the loss per share from continuing operations attributable to common shareholders. Therefore, 0.8 million shares of restricted stock were excluded from the computation of diluted earnings per share for the fiscal year ended September 30, 2013.

Other

Other significant accounting policies are included in the related notes, specifically, goodwill (Note 4), inventories (Note 9), property and depreciation (Note 11), capitalized software (Note 12), product warranties (Note 14), financial instruments (Note 17), equity based compensation (Note 19), retirement medical plans (Note 20), retirement pension plans (Note 21), income taxes (Note 22) and environmental and asbestos-related liabilities (Note 23).

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounting standards to be implemented
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance also requires new disclosure of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This guidance is effective for fiscal periods beginning after December 15, 2014, and is to be applied prospectively. The company will adopt this guidance as of October 1, 2015. The company does not expect any material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with customers, which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service and requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 was originally effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein. In August 2015, the FASB issued a deferral of ASU 2014-09 of one year making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption but not before the original effective date. The company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2018 and is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After the Requisite Service Period. This guidance requires that an award with a performance target that affects vesting, and that could be achieved after the requisite service period, such as when an employee retires but may still vest if and when the performance target is achieved, be treated as an award with performance conditions that affect vesting and the company apply existing guidance under ASC Topic 718, Compensation - Stock Compensation. The guidance is effective for fiscal years beginning after December 15, 2015 and may be applied either prospectively or retrospectively. The company is assessing the potential impact of this new guidance on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements - Going Concern, which provide guidance about management's responsibility in evaluating whether there is substantial doubt relating to an entity’s ability to continue as a going concern and to provide related footnote disclosures as applicable. ASU 2014-15 is effective for the interim and annual periods ending after December 15, 2016. Early adoption is permitted. The company does not expect any material impact on its consolidated financial statements from adoption of this guidance.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires entities that measure inventory using first-in, first-out (FIFO) or average cost to measure inventory at the lower of cost and net realizable value. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2016 and interim periods within those annual periods. The company is assessing the potential impact of this new guidance on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which updates Business Combination (Topic 805) guidance to eliminate the requirement to restate prior period financial statements for measurement period adjustments. The guidance should be applied prospectively to measurement period adjustments that occur after the effective date. The guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2015 and is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

Accounting standards implemented during fiscal year 2015
In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. In June 2015, the FASB amended ASU 2015-03 with ASU 2015-15. Together the standard updates change the presentation of debt issuance costs for term debt in the balance sheet by requiring the debt issuance costs be presented as a direct deduction from the related debt liability, rather than recorded as an asset. This guidance is effective for periods beginning after December 15, 2015, and interim periods within those annual periods applied retrospectively. Early adoption is permitted. The company adopted this guidance in the fourth quarter of fiscal year 2015. Debt issuance costs associated with term debt were $17 million as of September 30, 2015 and 2014.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In April 2015, the FASB issued ASU 2015-04 (Topic 820): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. Under the new guidance, if an employer’s fiscal year-end does not coincide with a month-end, the employer may measure plan assets and benefit obligations using the month-end that is closest to the employer’s fiscal year-end. Early adoption is permitted. This guidance must be applied prospectively. The company adopted this guidance in the fourth quarter of fiscal year 2015 and the adoption did not have a material impact on the company's consolidated statement of financial position, results of operations, or cash flows.
In April 2015, the FASB issued ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software. ASU 2015-05 requires a company to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in a manner consistent with the accounting for the acquisition of other software licenses under ASC 350-40; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The standard is required to be adopted by public business entities in annual periods beginning after December 15, 2015, and interim periods within those annual periods. Early adoption is permitted. The company adopted this guidance concurrent with an annual review of the company's accounting for internal-use computer software costs policy as of June 30, 2015. The guidance is applied prospectively. The adoption did not have a material impact on the company's consolidated statement of financial position, results of operations, or cash flows. As new contracts are entered into or existing contracts are materially modified, the adoption may impact fixed assets, selling, general and administrative costs, or cost of sales.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). Under the new guidance, investments measured at net asset value, as a practical expedient for fair value, are excluded from the fair value hierarchy. The new guidance requires reporting entities to reconcile the fair value hierarchy disclosure to the balance sheet by disclosing the amount of investments measured using the practical expedient. The standard is required to be adopted in annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. This guidance must be applied retrospectively to all periods presented. The company adopted this guidance in the fourth quarter of fiscal year 2015. In Note 21, pension assets of $710 million and $849 million are disclosed as investments measured using the practical expedient as September 30, 2015 and 2014, respectively.

3. DISCONTINUED OPERATIONS

Results of the discontinued operations are summarized as follows (in millions):

	Year Ended September 30,
	2015	2014	2013
Sales	$1	$29	$29
Operating losses, net (primarily Mascot)	$—	$(8)	$(3)
Net loss on sales of businesses	—	(23)	—
Restructuring costs	—	—	(3)
Environmental remediation charges (see Note 23)	—	(4)	(5)
Other, net	(2)	(2)	(1)
Loss before income taxes	(2)	(37)	(12)
Benefit for income taxes	1	7	5
Loss from discontinued operations attributable to Meritor, Inc.	$(1)	$(30)	$(7)

Total discontinued operations assets and liabilities as of September 30, 2015 were $4 million and $10 million, respectively. Total discontinued operations assets and liabilities as of September 30, 2014 were $8 million and $21 million, respectively.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Prior Period Divestitures

Mascot
On August 15, 2014, the company completed its strategic review of certain remanufacturing product lines within the aftermarket business in North America, and the Board of Directors concluded the company should exit the Mascot business. Mascot is a remanufacturer and distributor of all makes differentials, transmissions and steering gears primarily for OEMs. In the fourth quarter of fiscal year 2014, the company disposed of its Mascot business which was part of the company's Aftermarket & Trailer segment. The company sold certain long-lived and current assets of the business to a third party and recognized a loss of $23 million during the fourth quarter of fiscal year 2014 in connection with the disposal. These charges include loss on sale, severance and other disposal costs. Total sales from this business were $1 million in fiscal year 2015 and $29 million in fiscal years 2014 and 2013.
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
The results of operations and cash flows of the company's Mascot business are presented in discontinued operations in the consolidated statements of operations and consolidated statement of cash flows.

Body Systems
On January 3, 2011, the company completed the sale of its Body Systems business to Inteva Products Holding Coöperatieve U.A., an assignee of 81 Acquisition LLC and an affiliate of Inteva Products, LLC pursuant to the sale agreement signed in August 2010. The purchase price included a five-year, 8-percent promissory note for $15 million, payable in five annual installments beginning in January 2012 and is included in receivables, trade and other, net in the consolidated balance sheet.

MSSC
In October, 2009, the company closed on the sale of its 57 percent interest in MSSC, a joint venture that manufactured and supplied automotive coil springs, torsion bars and stabilizer bars in North America, to the joint venture partner, a subsidiary of Mitsubishi Steel Mfg. Co., LTD (MSM). In connection with the sale of its interest in MSSC, the company provided certain indemnifications to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company’s estimated exposure under these indemnities at September 30, 2015 and September 30, 2014 is $2 million and $5 million, respectively, and is included in other current liabilities and other liabilities in the consolidated balance sheet. Adjustments to amounts previously reported in discontinued operations that are related to the disposal of the company’s MSSC business are reflected in discontinued operations for all periods presented.

European Trailer
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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Annual Impairment Analysis
In September 2011, the FASB issued revised guidance which allows entities to perform an initial qualitative evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform step one of the required two-step impairment test. As allowed by the revised guidance, the company has elected to bypass the qualitative assessment for fiscal year 2015 and proceed directly to the two-step impairment test.

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

Sales of the company’s primary military program wound down to insignificant levels in 2015. Additionally, the U.S. Army awarded a new contract for the production of the Joint Light Tactical Vehicle to Oshkosh for which the company will supply wheel-ends. Revenue will be significantly less than if the program had been awarded differently and the company was supplying its ProTec independent suspension. The company continues to work toward securing participation in additional military programs; however based on sales expectations for currently awarded programs, the company's fair value of the Defense business did not exceed its carrying value. Since the fair value of the business did not exceed the implied fair value of its net assets without goodwill enough to support the full amount of goodwill, the company's Defense reporting unit, which is included in the Commercial Truck and Industrial segment, recorded a goodwill impairment of $15 million in the fourth quarter of 2015. The fair value of the other reporting units exceeded their carrying values. For fiscal years 2014 and 2013, the fair value of all of the company’s reporting units exceeded their carrying values.

A summary of the changes in the carrying value of goodwill is presented below (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Total
Balance at September 30, 2013	$262	$172	$434
Foreign currency translation	(1)	(2)	(3)
Balance at September 30, 2014	261	170	431
Impairment	(15)	—	(15)
Foreign currency translation	(7)	(7)	(14)
Balance at September 30, 2015	$239	$163	$402

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reorganization of Reporting Units
As discussed in Note 24, the company reorganized its management reporting structure during fiscal year 2015, resulting in three operating segments. As a result of the change in operating segments, the company's goodwill reporting units changed. The Commercial Truck and Industrial segment now contains three reporting units. The Aftermarket and Trailer segment remains a single reporting unit. Goodwill was reassigned to the goodwill reporting units using a relative fair value allocation. Goodwill was tested again after allocation and no additional impairment was required.

5. RESTRUCTURING COSTS

At September 30, 2015 and 2014, $10 million and $11 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. Asset impairment charges relate to manufacturing facilities that have been sold and machinery and equipment that became idle and obsolete as a result of these actions.

The following table summarizes changes in restructuring reserves (in millions):

	Employee Termination Benefits	Asset Impairment	Plant Shutdown & Other	Total
Balance at September 30, 2012	$15	$—	$—	$15
Activity during the period:
Charges to continuing operations	18	1	4	23
Charges to discontinued operations (1)	3	—	—	3
Asset write-offs	—	(1)	—	(1)
Cash payments – continuing operations	(19)	—	(4)	(23)
Cash payments – discontinued operations (1)	(3)	—	—	(3)
Other	(2)	—	—	(2)
Balance at September 30, 2013	12	—	—	12
Activity during the period:
Charges to continuing operations	10	—	—	10
Cash payments – continuing operations	(10)	—	—	(10)
Other	(1)	—	—	(1)
Balance at September 30, 2014	11	—	—	11
Activity during the period:
Charges to continuing operations	15	1	—	16
Asset write-offs	—	(1)	—	(1)
Cash payments – continuing operations	(16)	—	—	(16)
Total restructuring reserves, end of year	10	—	—	10
Less: non-current restructuring reserves	(3)	—	—	(3)
Restructuring reserves – current, at September 30, 2015	$7	$—	$—	$7
____________________

(1)
Charges to discontinued operations are included in discontinued operations in the consolidated statement of operations. In fiscal year 2014, amounts for fiscal year 2013 were recast for discontinued operations.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restructuring costs attributable to the company’s business segments during fiscal years 2015, 2014 and 2013 are as follows (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Corporate	Total
Fiscal year 2015:
South America labor reduction II	$6	$—	$—	$6
M2016 footprint actions	5	—	—	5
Closure of engineering facility	—	—	2	2
European labor reductions	2	—	—	2
Other	1	—	—	1
Total restructuring costs	$14	$—	$2	$16
Fiscal year 2014:
South America labor reduction I	$7	$—	$—	$7
Other	1	1	1	3
Total restructuring costs	$8	$1	$1	$10
Fiscal year 2013:
Variable labor reductions	$5	$—	$—	$5
Segment reorganization and Asia Pacific realignment	10	3	3	16
M2016 footprint actions	2	—	—	2
Total restructuring costs	$17	$3	$3	$23

M2016 Footprint Actions: As part of the company's M2016 Strategy, the company announced a North American footprint realignment action and a European shared services reorganization. In fiscal year 2015, the company announced the consolidation of certain gearing and machining operations in North America and notified approximately 40 hourly and salaried employees in the Commercial Truck & Industrial segment that their positions were being eliminated due to the planned closure of a North America manufacturing facility. In fiscal year 2015, $5 million of severance and other restructuring charges were recognized associated with the closure of this facility. To date, the company has eliminated approximately 140 hourly and salaried positions and incurred approximately $7 million of restructuring costs associated with M2016 Footprint Actions, primarily in the Commercial Truck & Industrial segment. Restructuring actions associated with this program were substantially complete as of September 30, 2015.
South America Labor Reduction I: During the fourth quarter of fiscal year 2014, the company initiated a South America headcount reduction plan intended to reduce labor costs in response to softening economic conditions in the region. In response to decreasing production volumes in South America, the company eliminated approximately 190 hourly and 20 salaried positions and incurred $7 million of restructuring costs, primarily severance benefits, in the Commercial Truck & Industrial segment. This plan was completed in fiscal year 2014.
South America Labor Reduction II: During fiscal year 2015, a restructuring plan to further reduce headcount in South America was approved by the local union. This restructuring plan was in response to the current economic environment in South America which continued to weaken throughout 2015. With this restructuring plan, the company eliminated approximately 230 hourly and 20 salaried positions and recorded severance expenses of $6 million associated with this plan during the third quarter of fiscal year 2015. Restructuring actions associated with this program were substantially complete as of September 30, 2015.
Closure of a Corporate Engineering Facility: During the second quarter of fiscal year 2015, the company notified approximately 30 salaried and contract employees that their positions were being eliminated due to the planned closure of a corporate engineering facility. The company recorded severance expenses of $2 million associated with this plan. Restructuring actions associated with this program were substantially complete as of September 30, 2015.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

European Labor Reductions: During the second quarter of fiscal year 2015, the company initiated a European headcount reduction plan intended to reduce labor costs in response to continued soft markets in the region. The company eliminated approximately 20 hourly and 20 salaried positions and recorded $2 million of expected severance expenses in the Commercial Truck & Industrial segment in fiscal year 2015. Restructuring actions associated with this program were substantially complete as of June 30, 2015.
Variable Labor Reductions: In fiscal year 2013, the company recognized $5 million of restructuring costs associated with a global variable labor headcount reduction plan. This plan was completed in fiscal year 2013.
Segment Reorganization and Asia-Pacific Realignment: In fiscal year 2013, the company announced certain plans to revise its management reporting structure and consolidate its operations in China. During fiscal year 2013, the company recorded employee severance charges and other exit costs of $16 million associated with these actions. These costs related to the elimination of approximately 200 salaried positions (including contract employees) and 50 hourly positions and a lease termination. This plan was completed in fiscal year 2013.

6. ACQUISITIONS

On July 9, 2015, the company purchased from Sypris Solutions, Inc. (“Sypris”), a supplier of axle shafts and trailer beams for Meritor and Sistemas Automotrices De Mexico S.A. de C.V., a joint venture that is 50%-owned by Meritor, the majority of the assets of Sypris’s Morganton, North Carolina manufacturing facility for $16 million cash consideration. The fair value of the net assets acquired was $16 million which consisted mainly of property, plant and equipment. Of the equipment acquired, $2 million will be sold rather than held and used and is classified as held for sale at the acquisition date, and is recorded in net property as of September 30, 2015.  The revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable prior annual reporting period is insignificant to the consolidated financial statements as the majority of sales are eliminated upon consolidation.

7. ACCOUNTS RECEIVABLE FACTORING AND SECURITIZATION

Off-balance sheet arrangements

Swedish Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo through one of its European subsidiaries. Under this arrangement, which was recently renewed and now terminates on June 28, 2016, the company can sell up to, at any point in time, €150 million ($168 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €108 million ($121 million) and €99 million ($127 million) of this accounts receivable factoring facility as of September 30, 2015 and 2014, respectively.

U.S. Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its subsidiaries to Nordea Bank. Under this arrangement, which was recently renewed and now terminates on February 28, 2016, the company can sell up to, at any point in time, €65 million ($73 million) of eligible trade receivables. In December 2014, the company amended this agreement to allow for the sale of trade receivables to exceed Nordea Bank’s commitment at Nordea Bank’s discretion. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €74 million ($83 million) and €64 million ($81 million) of this accounts receivable factoring facility as of September 30, 2015 and 2014, respectively. As of September 30, 2015, the company had utilized more than the committed eligible trade receivable amount of €65 million ($73 million) based on approval from the bank.
The above facilities are backed by 364-day liquidity commitments from Nordea Bank which extend through May 2016. The commitments are subject to standard terms and conditions for these types of arrangements.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  United Kingdom Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. Under this arrangement, which expires in February 2018, the company can sell up to, at any point in time, €25 million ($28 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €8 million ($8 million) and €6 million ($7 million) of this accounts receivable factoring facility as of September 30, 2015 and 2014, respectively. The agreement is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the purchasing bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
Italy Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement, which expires in June 2017, the company can sell up to, at any point in time, €30 million ($34 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €22 million ($24 million) and €8 million ($10 million) of this accounts receivable factoring facility as of September 30, 2015 and 2014, respectively. The agreement is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the purchasing bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. The amount of factored receivables excluded from accounts receivable was $18 million and $19 million at September 30, 2015 and 2014, respectively.

Total costs associated with these off-balance sheet arrangements described above were $6 million, $8 million and $6 million in fiscal years 2015, 2014 and 2013, respectively, and are included in selling, general and administrative expenses in the consolidated statement of operations.

On-balance sheet arrangements

The company has a $100 million U.S. accounts receivables securitization facility. On October 15, 2014, the company entered into an amendment which extended the facility expiration date to October 15, 2017 and set the maximum permitted priority-debt-to-EBITDA ratio as of the last day of each fiscal quarter under the U.S. securitization facility at 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company's U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At September 30, 2015 and 2014, no amounts, including letters of credit, were outstanding under this program. This securitization program contains a cross-default to the revolving credit facility. At certain times during any given month, the company may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, the company would then typically utilize the cash received from customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, the company may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal year ends.

8. GAIN ON SALE OF PROPERTY AND OTHER OPERATING EXPENSE, NET

The company recognized a gain on sale of property of $3 million during fiscal year 2015. This gain is associated with the sale of excess land at the company's facility at Cwmbran, Wales.

Other operating expense, net for fiscal years 2014 and 2013 primarily relates to environmental remediation costs incurred by the company (see Note 23).

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. INVENTORIES

Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	September 30,
	2015	2014
Finished goods	$133	$146
Work in process	28	36
Raw materials, parts and supplies	177	197
Total	$338	$379

10. OTHER CURRENT ASSETS

     Other current assets are summarized as follows (in millions):

	September 30,
	2015	2014
Current deferred income tax assets (see Note 22)	$20	$21
Asbestos-related recoveries (see Note 23)	13	15
Prepaid and other	17	20
Other current assets	$50	$56

11. NET PROPERTY

Property is stated at cost. Depreciation of property is based on estimated useful lives, generally using the straight-line method. Estimated useful lives for buildings and improvements range from 10 to 50 years and estimated useful lives for machinery and equipment range from 3 to 20 years. Significant improvements are capitalized, and disposed or replaced property is written off. Maintenance and repairs are charged to expense in the period they are incurred. Company-owned tooling is classified as property and depreciated over the shorter of its expected life or the life of the production contract, generally not to exceed three years.

In accordance with the FASB guidance on property, plant and equipment, the company reviews the carrying value of long-lived assets, excluding goodwill, to be held and used, for impairment whenever events or changes in circumstances indicate a possible impairment. An impairment loss is recognized when a long-lived asset’s carrying value is not recoverable and exceeds estimated fair value.

In the fourth quarter of fiscal year 2015, the U.S. Army awarded a new contract for the production of the Joint Light Tactical Vehicle (JLTV) to Oshkosh, for which the company will supply wheel-ends. However, the company made certain capital investments and commitments to supply its ProTec Independent Suspension had the JLTV program been awarded differently. As a result, the company recorded an impairment of $2 million of long-lived assets in the fourth quarter of fiscal year 2015.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net property is summarized as follows (in millions):

	September 30,
	2015	2014
Property at cost:
Land and land improvements	$31	$34
Buildings	214	236
Machinery and equipment	864	906
Company-owned tooling	116	155
Construction in progress	62	66
Total	1,287	1,397
Less accumulated depreciation	(868)	(973)
Net property	$419	$424

12. OTHER ASSETS

Other assets are summarized as follows (in millions):

	September 30,
	2015	2014
Investments in non-consolidated joint ventures (see Note 13)	$96	$106
Asbestos-related recoveries (see Note 23)	42	45
Unamortized revolver debt issuance costs (1) (see Note 16)	10	13
Capitalized software costs, net (2)	28	25
Non-current deferred income tax assets (see Note 22)	28	15
Assets for uncertain tax positions (see Note 22)	3	5
Prepaid pension costs (see Note 21)	110	104
Other	15	25
Other assets	$332	$338

(1)
Prior year unamortized debt issuance costs have been recast to reflect the early adoption of ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

(2)
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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. INVESTMENTS IN NON-CONSOLIDATED JOINT VENTURES

The company’s non-consolidated joint ventures and related direct ownership interest are as follows:

	September 30,
	2015	2014	2013
Meritor WABCO Vehicle Control Systems (Commercial Truck & Industrial)	50%	50%	50%
Master Sistemas Automotivos Ltda. (Commercial Truck & Industrial)	49%	49%	49%
Sistemas Automotrices de Mexico S.A. de C.V. (Commercial Truck & Industrial)	50%	50%	50%
Ege Fren Sanayii ve Ticaret A.S. (Commercial Truck & Industrial)	49%	49%	49%
Automotive Axles Limited (Commercial Truck & Industrial)	36%	36%	36%
ZF Meritor LLC (Commercial Truck & Industrial)	—%	50%	50%

In June 2014, ZF Meritor LLC, a joint venture between ZF Friedrichshafen AG and the company's subsidiary, Meritor Transmission LLC, entered into a settlement agreement with Eaton Corporation relating to an antitrust lawsuit filed by ZF Meritor in 2006. Pursuant to the terms of the settlement agreement, Eaton agreed to pay $500 million to ZF Meritor. In July 2014, ZF Meritor received proceeds of $400 million net of attorney's contingency fees. In July 2014, the company received proceeds of $210 million representing its share based on the company's ownership interest in ZF Meritor and including a recovery of current and prior years' attorney expenses paid by Meritor. ZF Meritor and Meritor Transmission agreed to dismiss all pending antitrust litigation with Eaton. ZF Meritor did not have any operating activities and was dissolved in fiscal year 2015.
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
The company’s investments in non-consolidated joint ventures are as follows (in millions):

	September 30,
	2015	2014
Commercial Truck & Industrial	$96	$106
Aftermarket & Trailer	—	—
Total investments in non-consolidated joint ventures	$96	$106

The company’s equity in earnings of non-consolidated joint ventures is as follows (in millions):

	Year Ended September 30,
	2015	2014	2013
Commercial Truck & Industrial	$39	$38	$36
Aftermarket & Trailer	—	—	6
Total equity in earnings of affiliates	$39	$38	$42

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The summarized financial information presented below represents the combined accounts of the company’s non-consolidated joint ventures related to its continuing operations (in millions):

	September 30,
	2015	2014
Current assets	$393	$441
Non-current assets	140	152
Total assets	$533	$593

Current liabilities	$239	$262
Non-current liabilities	111	127
Total liabilities	$350	$389

	Year Ended September 30,
	2015	2014	2013
Sales	$1,288	$1,268	$1,552
Gross profit	187	167	201
Net income	83	458	96

Dividends received from the company’s non-consolidated joint ventures were $32 million in fiscal year 2015, $36 million in fiscal year 2014 and $30 million in fiscal year 2013.

The company had sales to its non-consolidated joint ventures of approximately $5 million, $3 million and $11 million in fiscal years 2015, 2014 and 2013, respectively. These sales exclude sales of $135 million, $141 million and $151 million in fiscal years 2015, 2014 and 2013, respectively, to a joint venture in the company’s Commercial Truck & Industrial segment, which are eliminated as the company purchases these components back after value add provided by the joint venture. The company had purchases from its non-consolidated joint ventures of approximately $855 million, $760 million and $885 million in fiscal years 2015, 2014 and 2013, respectively. Additionally, the company leases space and provides certain administrative and technical services to various non-consolidated joint ventures. The company collected $9 million, $5 million and $8 million for such leases and services during fiscal years 2015, 2014 and 2013, respectively.

Amounts due from the company’s non-consolidated joint ventures were $35 million and $46 million at September 30, 2015 and 2014, respectively, and are included in Receivables, trade and other, net in the consolidated balance sheet. Amounts due to the company’s non-consolidated joint ventures were $107 million and $101 million at September 30, 2015 and 2014, respectively, and are included in Accounts payable in the consolidated balance sheet.

The fair value of the company’s investment in its Automotive Axles Limited joint venture was approximately $57 million and $59 million at September 30, 2015 and 2014, respectively, based on quoted market prices as this joint venture is listed and publicly traded on the Bombay Stock Exchange in India.
The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At September 30, 2015 and 2014, the company’s investment in the joint venture was $42 million and $43 million, respectively, representing the company’s maximum exposure to loss. This amount is included in investments in non-consolidated joint ventures (see Note 12).

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows (in millions):

	September 30,
	2015	2014
Compensation and benefits	$122	$146
Income taxes	9	8
Taxes other than income taxes	23	50
Accrued interest	14	15
Product warranties	22	27
Restructuring (see Note 5)	7	9
Asbestos-related liabilities (see Note 23)	17	17
Indemnity obligations (see Note 23)	2	11
Other	63	68
Other current liabilities	$279	$351
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

A summary of the changes in product warranties is as follows (in millions):

	September 30,
	2015	2014	2013
Total product warranties – beginning of year	$51	$57	$44
Accruals for product warranties (1)	15	22	31
Payments	(18)	(22)	(20)
Change in estimates and other	—	(6)	2
Total product warranties – end of year	48	51	57
Less: non-current product warranties (see Note 15)	(26)	(24)	(37)
Product warranties – current	$22	$27	$20

(1) Includes an accrual of $12 million for a specific warranty contingency related to a non-safety, product performance issue recognized during fiscal year 2013. Of the $12 million, $8 million was reversed in fiscal year 2014 as the company moved from a full recall campaign to a fix-as-find approach (see Note 23).

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. OTHER LIABILITIES

Other liabilities are summarized as follows (in millions):

	September 30,
	2015	2014
Asbestos-related liabilities (see Note 23)	$109	$105
Restructuring (see Note 5)	3	2
Non-current deferred income tax liabilities (see Note 22)	99	103
Liabilities for uncertain tax positions (see Note 22)	15	14
Product warranties (see Note 14)	26	24
Environmental (see Note 23)	8	7
Indemnity obligations (see Note 23)	13	17
Other	32	37
Other liabilities	$305	$309
16. LONG-TERM DEBT

Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	September 30,
	2015	2014 (3)
4.625 percent convertible notes due 2026 (1)	55	55
4.0 percent convertible notes due 2027 (net of $1 and $2 unamortized issuance costs respectively) (1)	142	160
7.875 percent convertible notes due 2026 (net of $3 and $5 unamortized issuance costs respectively, and $10 and $21 original issuance discount, respectively) (1)	127	224
6.75 percent notes due 2021 (net of $5 and $5 unamortized issuance costs respectively) (2)	270	270
6.25 percent notes due 2024 (net of $8 and $5 unamortized issuance costs respectively) (2)	442	220
Capital lease obligation	17	26
Export financing arrangements	18	31
Unamortized discount on convertible notes	(20)	(31)
Subtotal	1,051	955
Less: current maturities	(15)	(7)
Long-term debt	$1,036	$948

(1)	The 4.625 percent, 4.0 percent and 7.875 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016, 2019 and 2020, respectively.

(2)	The 6.75 percent and 6.25 percent notes contain a call option, which allows for early redemption.

(3)	Prior year amounts have been recast to reflect the early adoption of ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revolving Credit Facility

On May 22, 2015, the company entered into a second amendment of its senior secured revolving credit facility. Pursuant to the revolving credit agreement, as amended, the company has a $499 million revolving credit facility, $40 million of which matures in April 2017 for banks that elected not to extend their commitments under the revolving credit facility, and $459 million of which matures in February 2019. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants as highlighted below. Prior to May 22, 2015, $89 million of the $499 million revolving credit facility was scheduled to mature in April 2017 for banks that elected not to extend their commitments under the revolving credit facility, and $410 million was scheduled to mature in February 2019.
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
     The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At September 30, 2015, the revolving credit facility was collateralized by approximately $636 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company's current corporate credit rating. At September 30, 2015, the margin over LIBOR rate was 325 basis points, and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 225 basis points.
Certain of the company's subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly held notes outstanding under the company's indentures (see Note 27).
No borrowings were outstanding under the revolving credit facility at September 30, 2015 and September 30, 2014. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At September 30, 2015 and September 30, 2014, there were no letters of credit outstanding under the revolving credit facility.

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
On June 11, 2015, the company completed a public offering of an additional $225 million aggregate principal amount of 6.25

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

percent notes due 2024 (the “Additional 2024 Notes"), in an underwritten public offering pursuant to the company's December 2014 shelf registration statement. The proceeds from the sale of the Additional 2024 Notes were used to replenish available cash used to pay $179 million, including premium and fees, to repurchase $110 million principal amount at maturity of the company's 7.875 percent convertible notes due 2026. The company used the remaining net proceeds to purchase an annuity to satisfy its obligations under the Canadian and German pension plans for its employees and for general corporate purposes. The Additional 2024 Notes constitute a further issuance of, and are fungible with, the $225 million aggregate principal amount of Initial 2024 Notes that the company issued on February 13, 2014 and form a single series with the Initial 2024 Notes (collectively, the “2024 Notes”). The Additional 2024 Notes have terms identical to the Initial 2024 Notes, other than issue date and offering price, and have the same CUSIP number as the Initial 2024 Notes. Upon completion of the offering, the aggregate principal amount of outstanding notes of this series was $450 million.
The 2024 Notes bear interest at a fixed rate of 6.25 percent per annum. The company pays interest on the 2024 Notes semi-annually, in arrears, on February 15 and August 15 of each year. The 2024 Notes constitute senior unsecured obligations of the company and rank equally in right of payment with existing and future senior unsecured indebtedness and effectively junior to existing and future secured indebtedness. The 2024 Notes are guaranteed on a senior unsecured basis by each of the company's subsidiaries from time to time guaranteeing its senior secured credit facility. The guarantees rank equally with existing and future senior unsecured indebtedness of the guarantors and will be effectively subordinated to all of the existing and future secured indebtedness of the guarantors, to the extent of the value of the assets securing such indebtedness.
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
Issuance of Debt Securities - 2021 Notes
On May 31, 2013, the company completed an offering of debt securities consisting of the issuance of $275 million principal amount of 8-year, 6.75 percent notes due 2021 (the "2021 Notes"). The offering and sale were made pursuant to the company's shelf registration statement that was effective at the time of the offering. The 2021 Notes were issued under the company's indenture dated as of April 1, 1998, as supplemented. The 2021 Notes were issued at 100 percent of their principal amount. The proceeds from the sale of the 2021 Notes were $275 million and were primarily used to complete a cash tender offer for $167 million of the 8.125 percent notes due 2015.
The 2021 Notes bear interest at a fixed rate of 6.75 percent per annum. The company pays interest on the 2021 Notes semi-annually, in arrears, on June 15 and December 15 of each year. The 2021 Notes constitute senior unsecured obligations of the company and rank equally in right of payment with existing and future senior unsecured indebtedness and effectively junior to

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

existing and future secured indebtedness to the extent of the security therefor. The 2021 Notes are guaranteed on a senior unsecured basis by each of the company's subsidiaries from time to time guaranteeing its senior secured credit facility. The guarantees rank equally with existing and future senior unsecured indebtedness of the guarantors and will be effectively subordinated to all of the existing and future secured indebtedness of the guarantors, to the extent of the value of the assets securing such indebtedness.
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
Repurchase of Debt Securities
In fiscal year 2015, the company repurchased $110 million principal amount at maturity of the company's 7.875 percent convertible notes, of which $85 million were repurchased at a premium equal to approximately 64 percent of their principal amount in the third quarter of 2015, and $25 million were purchased at a premium equal to approximately 58 percent of their principal amount in the fourth quarter of 2015. The 7.875 percent convertible notes contain a conversion to equity feature which can be settled in cash upon conversion. Accordingly, the liability and equity components are required to be separately accounted for upon recognition. Subsequently, upon derecognition of the convertible notes, the total cash consideration paid by the company is required to be allocated between the extinguishment of the liability component and the reacquisition of the equity component. Of the fiscal year 2015 total cash consideration of $179 million paid, $121 million and $58 million were allocated between the liability and equity components, respectively. The repurchase of $110 million principal amount at maturity of the company's 7.875 percent convertible notes was accounted for as an extinguishment of debt, and accordingly, the company recognized a net loss on debt extinguishment of $24 million, which consisted of $14 million of unamortized discount and deferred issuance costs and $10 million of premium. The net loss on debt extinguishment is included in Interest expense, net in the consolidated statement of operations. The repurchase was made under the company's 2026 convertible notes repurchase authorization.
In fiscal year 2015, the company had repurchased $19 million principal amount of the company's 4.0 percent convertible notes due 2027. In the second quarter of fiscal year 2015, $15 million of the notes were repurchased at a premium equal to approximately 6 percent of their principal amount. In the third quarter of fiscal year 2015, $4 million of the notes were repurchased at a premium equal to approximately 5 percent of their principal amount. The repurchase of $19 million of 4.0 percent convertible notes was accounted for as an extinguishment of debt, and accordingly the company recognized an insignificant net loss on debt extinguishment, the majority of which is premium. The net loss on debt extinguishment is included in Interest expense, net in the consolidated statement of operations.
In fiscal year 2014, the company repurchased $38 million principal amount of its 4.0 percent convertible notes due 2027. The notes were repurchased at a premium equal to 7 percent of their principal amount. The repurchase of $38 million principal amount of 4.0 percent convertible notes was accounted for as an extinguishment of debt, and accordingly, the company recognized a net loss on debt extinguishment of $5 million, the majority of which is premium. The net loss on debt extinguishment is included in Interest expense, net in the consolidated statement of operations.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On September 20, 2014, the company completed the redemption of its outstanding 8.125 percent notes due 2015. The notes were redeemed at a premium equal to 7 percent of their principal amount. The repurchase of $84 million principal amount of 8.125 percent notes was accounted for as an extinguishment of debt, and accordingly, the company recognized a net loss on debt extinguishment of $5 million consisting of $6 million of premium net of $1 million acceleration of the remaining unamortized gain on a related interest rate swap termination. The net loss on debt extinguishment is included in Interest expense, net in the consolidated statement of operations.
On March 15, 2014, the company completed the redemption of its 10.625 percent notes due 2018. The notes were redeemed at a premium equal to approximately 5 percent of their principal amount. The repurchase of $250 million principal amount of 10.625 percent notes was accounted for as an extinguishment of debt, and accordingly, the company recognized a net loss on debt extinguishment of $19 million, which consisted of $6 million of unamortized discount and deferred issuance costs and $13 million of premium. The net loss on debt extinguishment is included in Interest expense, net in the consolidated statement of operations.

On June 5, 2013, the company completed a cash tender offer for its 8.125 percent notes due 2015. The notes were repurchased at a premium equal to 14 percent of their principal amount. The repurchase of $167 million principal amount of 8.125 percent notes was accounted for as an extinguishment of debt, and accordingly, the company recognized a net loss on debt extinguishment of $19 million, which is included in Interest expense, net in the consolidated statement of operations.
2013 Convertible Senior Unsecured Notes
In December 2012, the company issued $250 million principal amount of 7.875 percent convertible notes due 2026 (the "2013 convertible notes"). The 2013 convertible notes were sold by the company to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933. The 2013 convertible notes have an initial principal amount of $900 per note and will accrete to $1,000 per note on December 1, 2020 at an effective interest rate of 10.9 percent. Net proceeds received by the company, after issuance costs and discounts, were approximately $220 million.
The company pays 7.875 percent cash interest on the principal amount of the 2013 convertible notes semi-annually in arrears on June 1 and December 1 of each year to holders of record at the close of business on the preceding May 15 and November 15, respectively, and at maturity to the holders that present the 2013 convertible notes for payment. Interest accrues on the principal amount thereof from and including the date the 2013 convertible notes were issued or from, and including, the last date in respect of which interest has been paid or provided for, as the case may be, to, but excluding, the next interest payment date.
The 2013 convertible notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of the company's subsidiaries. The 2013 convertible notes are senior unsecured obligations and rank equally in right of payment with all of the company's existing and future senior unsecured indebtedness and are junior to any of the company's existing and future secured indebtedness.
The 2013 convertible notes will be convertible into cash up to the principal amount at maturity of the 2013 convertible note surrendered for conversion and, if applicable, shares of the company's common stock (subject to a conversion share cap as described below), based on an initial conversion rate, subject to adjustment, equivalent to 83.3333 shares per $1,000 principal amount at maturity of 2013 convertible notes (which represents an initial conversion price of $12.00 per share), only under the following circumstances:

•
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

•
prior to June 1, 2025, during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount at maturity of 2013 convertible notes was equal to or less than 97 percent of the conversion value of the 2013 convertible notes on each trading day during such five consecutive trading day period;

•	prior to June 1, 2025, if the company has called the 2013 convertible notes for redemption;

•	prior to June 1, 2025, upon the occurrence of specified corporate transactions; or

•	at any time on or after June 1, 2025.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On or after December 1, 2020, the company may redeem the 2013 convertible notes at its option, in whole or in part, at a redemption price in cash equal to 100 percent of the principal amount at maturity of the 2013 convertible notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Further, holders may require the company to purchase all or a portion of their 2013 convertible notes at a purchase price in cash equal to 100 percent of the principal amount at maturity of the 2013 convertible notes to be purchased, plus accrued and unpaid interest, on December 1, 2020 or upon certain fundamental changes. The maximum number of shares of common stock into which the 2013 convertible notes are convertible is approximately 19 million shares.
The company used the net proceeds of approximately $220 million from the offering of the 2013 convertible notes (after discounts and issuance costs) and additional cash to acquire a portion of its outstanding 4.625 percent convertible senior notes due 2026 (the "4.625 percent notes") in transactions that settled concurrently with the closing of the 2013 convertible note offering. Approximately $245 million of $300 million principal amount of the 4.625 percent notes were acquired for an aggregate purchase price of approximately $236 million (including accrued interest). The company recognized a loss on debt extinguishment of $5 million.
Accounting guidance requires that cash-settled convertible debt, such as the 2013 convertible notes, be separated into debt and equity components at issuance and a value be assigned to each. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount. The company measures the debt component at fair value by utilizing a discounted cash flow model. This model utilizes observable inputs such as contractual repayment terms, benchmark forward yield curves, yield curves and quoted market prices of its own nonconvertible debt. The yield curves are acquired from an independent source that is widely used in the financial industry and reviewed internally by personnel with appropriate expertise in valuation methodologies. At the time of issuance, the estimated fair value of the debt component of the 2013 convertible notes was $216 million (Level 2), and the amount of the equity component recognized was $9 million.
2026 and 2027 convertible notes

In February 2007, the company issued $200 million principal amount of 4.00 percent convertible notes due 2027 (the "2027 convertible notes"). The 2027 convertible notes bear cash interest at a rate of 4.00 percent per annum from the date of issuance through February 15, 2019, payable semi-annually in arrears on February 15 and August 15 of each year. After February 15, 2019, the principal amount of the notes will be subject to accretion at a rate that provides holders with an aggregate annual yield to maturity of 4.00 percent.

The 2027 convertible notes are convertible into shares of the company’s common stock at an initial conversion rate, subject to adjustment, equivalent to 37.4111 shares of common stock per $1,000 initial principal amount of notes, which represents an initial conversion price of approximately $26.73 per share. If converted, the accreted principal amount will be settled in cash and the remainder of the company’s conversion obligation, if any, in excess of such accreted principal amount will be settled in cash, shares of common stock, or a combination thereof, at the company’s election. Holders may convert their 2027 convertible notes at any time on or after February 15, 2025. The maximum number of shares of common stock into which the 2027 convertible notes are convertible is approximately 6 million shares.

In March 2006, the company issued $300 million principal amount of 4.625 percent convertible notes due 2026 (the "2026 convertible notes"). In December 2012, the company repurchased approximately $245 million principal amount of the 2026 convertible notes. The 2026 convertible notes bear cash interest at a rate of 4.625 percent per annum from the date of issuance through March 1, 2016, payable semi-annually in arrears on March 1 and September 1 of each year. After March 1, 2016, the principal amount of the 2026 convertible notes will be subject to accretion at a rate that provides holders with an aggregate annual yield to maturity of 4.625 percent.

The 2026 convertible notes are convertible into shares of the company’s common stock at an initial conversion rate, subject to adjustment, equivalent to 47.6667 shares of common stock per $1,000 initial principal amount of notes, which represents an initial conversion price of approximately $20.98 per share. If converted, the accreted principal amount will be settled in cash and the remainder of the company’s conversion obligation, if any, in excess of such accreted principal amount will be settled in cash, shares of common stock, or a combination thereof, at the company’s election. Holders may convert their 2026 convertible notes at any time on or after March 1, 2024. The maximum number of shares of common stock into which the 2026 convertible notes are convertible is approximately 3 million shares.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following table summarizes the principal amounts and related unamortized discount on all convertible notes (in millions):

	September 30, 2015	September 30, 2014
Principal amount of convertible notes	$338	$467
Unamortized discount on convertible notes	(30)	(52)
Net carrying value	$308	$415

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes other information related to the convertible notes:

	Convertible Notes
	2026	2027	2013
Total amortization period for debt discount (in years):	10	12	8
Remaining amortization period for debt discount (in years):	1	4	5
Effective interest rates on convertible notes:	7.0%	7.7%	10.9%

The following table summarizes interest costs recognized on convertible notes (in millions):

	Year Ended September 30,
	2015	2014	2013
Contractual interest coupon	$26	$30	$29
Amortization of debt discount	8	9	8
Repurchase of convertible notes	24	5	5
Total	$58	$44	$42

At September 30, 2015 and 2014, the carrying amount of the equity component related to convertible debt was $58 million and $70 million, respectively.

Debt Maturities

As of September 30, 2015, the company is contractually obligated to make payments as follows (in millions):

	Total	2016	2017	2018	2019	2020	Thereafter (2)
Total debt (1)	$1,098	$15	$13	$3	$1	$1	$1,065

(1)	Total debt excludes unamortized discount on convertible notes of $20 million, unamortized issuance costs of $17 million, and original issuance discount of $10 million.

(2)
Includes the company's 4.625 percent, 4.0 percent and 7.875 percent convertible notes, which contain a put and call feature that allows for earlier redemption beginning in 2016, 2019 and 2020, respectively.

Capital Leases
     On March 20, 2012, the company entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, the company can request financing from GE Capital Commercial, Inc. ("GE Capital") for progress payments for equipment under construction, not to exceed $10 million at any time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, the company can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. The company had $10 million and $13 million outstanding under this capital lease arrangement as of September 30, 2015 and 2014, respectively. In addition, the company had another $7 million and $13 million outstanding through other capital lease arrangements at September 30, 2015 and 2014, respectively.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of September 30, 2015, the future minimum lease payments for noncancelable capital leases with initial terms in excess of one year were as follows:

	Total	2016	2017	2018	2019	2020	Thereafter
Capital lease obligation	$23	$6	$6	$4	$2	$1	$4
Less amounts representing interest	(6)	(2)	(1)	(1)	(1)	—	(1)
Principal on capital lease	$17	$4	$5	$3	$1	$1	$3

Letter of Credit Facilities
On February 21, 2014, the company entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million through December 19, 2015. From December 20, 2015 through March 19, 2019, the aggregate availability is $25 million. This facility contains covenants and events of default generally similar to those existing in the company’s public debt indentures. At September 30, 2015 and 2014, $24 million and $25 million of letters of credit outstanding under this facility. In addition, the company had another $6 million and $9 million of letters of credit outstanding through other letter of credit facilities at September 30, 2015 and 2014, respectively.
Export financing arrangements
The company entered into a number of export financing arrangements through its Brazilian subsidiary during fiscal year 2014.  The export financing arrangements are issued under an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs.  The arrangements bear interest at 5.5 percent and have maturity dates in 2016 and 2017. There were $18 million and $29 million outstanding under these arrangements at September 30, 2015 and 2014, respectively. In addition, the company had another $0 million and $2 million outstanding under a similar arrangement through its India subsidiary at September 30, 2015 and September 30, 2014, respectively.
Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million per bank. As of September 30, 2015 and 2014, the company had $13 million and $32 million, respectively, outstanding under this program at more than one bank.
Interest Rate Swap Agreements
In August 2012, the company entered into a four-year interest rate swap arrangement that effectively converted the variable interest rate on its term loan expressed as a LIBOR-based rate into a variable interest rate based on the U.S. federal funds rate. In February 2014, the company repaid the outstanding balance on the term loan and then subsequently terminated the interest rate swap arrangement.

In September 2014, the company recognized $1 million of the remaining unamortized gain on an interest rate swap termination upon the repurchase of $84 million principal amount of the 8.125 percent notes due 2015, which is included in net loss on debt extinguishment.

Operating Leases
The company has various operating leasing arrangements. Future minimum lease payments under these operating leases are $14 million in 2016, $11 million in 2017, $11 million in 2018, $10 million in 2019, $8 million in 2020 and $23 million thereafter.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. FINANCIAL INSTRUMENTS

The company’s financial instruments include cash and cash equivalents, short-term debt, long-term debt, and foreign exchange forward and options contracts. The company uses derivatives for hedging and non-trading purposes in order to manage its foreign exchange rate exposures.

Foreign Exchange Contracts
As a result of the company’s substantial international operations, it is exposed to foreign currency risks that arise from normal business operations, including in connection with transactions that are denominated in foreign currencies. In addition, the company translates sales and financial results denominated in foreign currencies into U.S. dollars for purposes of its consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on reported revenues and operating income, while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal years 2015, 2014 and 2013, the company's reported financial results were adversely affected by appreciation of the U.S. dollar against foreign currencies relative to the prior years.

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

At September 30, 2015, 2014 and 2013, the notional amount of the company's foreign exchange contracts outstanding under its foreign currency cash flow hedging program were $137 million, $47 million, and $75 million respectively. The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

From time to time the company hedges against foreign currency exposure related to translations to U.S. dollars of financial results denominated in foreign currencies. Changes in fair value associated with these contracts are recorded in other income, net, in the consolidated statement of operations. The company also uses option contracts to mitigate foreign currency exposure on expected future Indian rupee denominated purchases. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.

The following table summarizes the impact of the company’s derivatives instruments on comprehensive income for fiscal years ended September 30 (in millions):

	Location of Gain (Loss)	2015	2014	2013
Derivatives designated as hedging instruments:
Amount of gain recognized in AOCL (effective portion)	AOCL	$3	$3	$—
Amount of gain (loss) reclassified from AOCL into income (effective portion)	Cost of Sales	6	1	1
Derivatives not designated as hedging instruments: Amount of gain recognized in income	Cost of Sales	2	—	—
Derivatives not designated as hedging instruments: Amount of gain recognized in income	Other Income (expense)	2	—	—

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	September 30, 2015		September 30, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$193	$193	$247	$247
Short-term debt	15	15	7	7
Long-term debt (1)	1,036	1,123	948	1,143
Foreign exchange forward contracts (asset)	1	1	2	2
Foreign exchange forward contracts (liability)	3	3	—	—
Short-term foreign currency option contracts (asset)	1	1	2	2
Long-term foreign currency option contracts (asset)	1	1	1	1

(1)	Prior year amounts have been recast to reflect the early adoption of ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	September 30, 2015			September 30, 2014
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Asset
Foreign exchange forward contract	1	—	1	2	—	2
Derivative Liabilities
Foreign exchange forward contract	3	—	3	—	—	—

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair value of financial instruments by the valuation hierarchy at September 30, 2015 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$193	$—	$—
Short-term debt	—	—	15
Long-term debt	—	1,102	21
Foreign exchange forward contracts (asset)	—	1	—
Foreign exchange forward contracts (liability)	—	3	—
Short-term foreign currency option contracts (asset)	—	—	1
Long-term foreign currency option contracts (asset)	—	—	1

Fair value of financial instruments by the valuation hierarchy at September 30, 2014 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$247	$—	$—
Short-term debt	—	—	7
Long-term debt	—	1,093	50
Foreign exchange forward contracts (asset)	—	2	—
Short Term foreign currency option contracts (asset)	—	—	2
Long Term foreign currency option contracts (asset)	—	—	1

The tables below provide a reconciliation of changes in fair value of the Level 3 financial assets and liabilities measured at fair value in the consolidated balance sheet for the twelve months ended September 30, 2015 and September 30, 2014, respectively. No transfers of assets between any of the Levels occurred during these periods.

Twelve months ended September 30, 2015 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2014	$2	$1	$3
Total unrealized gains (losses):
Included in other income, net	(1)	—	(1)
Included in cost of sales	(1)	—	(1)
Total realized gains (losses):
Included in other income, net	2	—	2
Included in cost of sales	3	—	3
Purchases, issuances, sales and settlements:
Purchases	6	—	6
Settlements	(10)	(1)	(11)
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	—	1	1
Fair Value as of September 30, 2015	$1	$1	$2

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Twelve months ended September 30, 2014 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2013	$—	$—	$—
Total unrealized gains (losses):
Included in other income, net	—	—	—
Included in cost of sales	—	—	—
Total realized gains (losses):
Included in other income, net	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	3	—	3
Settlements	—	—	—
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	(1)	1	—
Fair Value as of September 30, 2014	$2	$1	$3
(1) Transfers as of the last day of the reporting period
Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents at September 30, 2015 or September 30, 2014.
     Short- and Long-term debt — Fair values are based on transaction prices at public exchange for publicly traded debt. For debt instruments that are not publicly traded, fair values are based on interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms and remaining maturities.
Foreign exchange forward contracts — The company uses foreign exchange forward purchase and sale contracts with terms of one year or less to hedge its exposure to changes in foreign currency exchange rates. The fair value of foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss (AOCL) in the statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings.
Foreign currency option contracts — The company uses option contracts to mitigate foreign currency exposure on expected future Indian Rupee denominated purchases. The contracts were entered into during the third quarter of fiscal year 2014 with effective dates from the start of fiscal year 2015 through the end of fiscal year 2017. In the second quarter of fiscal year 2015, the company monetized its outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2017. In fiscal year 2015, the company recognized a net gain of $2 million associated with the settlement and repurchase of these foreign currency option contracts. The fair value of the foreign currency option contracts is based on a third-party proprietary model, which incorporates inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates, and time utilizing market instruments with similar quality and maturity characteristics. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.
From time to time the company will hedge against its foreign currency exposure related to translations to U.S. dollars of financial results denominated in foreign currencies. In fiscal year 2015, the company entered into a series of foreign currency option contracts with a total notional amount of $48 million to reduce volatility in the translation of Brazilian real earnings to U.S. dollars. These foreign currency option contracts did not qualify for a hedge accounting election but were expected to mitigate foreign currency translation exposure of Brazilian real earnings to U.S. dollars. The company settled and repurchased additional contracts during the year. As of the end of fiscal year 2015, there are no Brazilian real foreign currency option contracts outstanding. In fiscal year 2015, the company recognized a net gain of $2 million associated with the settlement and repurchase of these Brazilian real foreign currency option contracts. The fair value of the foreign currency option contracts is based on a third-party proprietary model, which

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

incorporates inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates, and time utilizing market instruments with similar quality and maturity characteristics. Changes in fair value associated with these contracts are recorded in other income, net, in the consolidated statement of operations.
Also in fiscal year 2015, the company entered into a series of foreign currency contracts with total notional amounts of $30 million and $27 million to mitigate the risk of volatility in the translation of Swedish krona and euro earnings to U.S. dollars, respectively. These foreign currency option contracts do not qualify for a hedge accounting election but are expected to mitigate foreign currency translation exposure of Swedish krona and euro earnings to U.S. dollars. In fiscal year 2015, the company did not recognize a net gain or loss associated with the change in fair value of these foreign currency option contracts. The fair value of the foreign currency option contracts is based on a third-party proprietary model, which incorporates inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates, and time utilizing market instruments with similar quality and maturity characteristics. Changes in fair value associated with these contracts are recorded in other income, net, in the consolidated statement of operations.

18. SHAREOWNERS’ EQUITY

Common Stock
The company is authorized to issue 500 million shares of common stock, with a par value of $1 per share, and 30 million shares of Preferred Stock, without par value, of which 2 million shares are designated as Series A Junior Participating Preferred Stock (Junior Preferred Stock). No shares of Preferred Stock or Junior Preferred Stock have been issued.

In the first quarter of fiscal year 2015, the company filed a shelf registration statement with the Securities and Exchange Commission, registering an unlimited amount of debt and/or equity securities that may be offered in one or more offerings on terms to be determined at the time of sale.

The company has reserved approximately 10 million shares of common stock in connection with its 2010 Long-Term Incentive Plan, as amended ("LTIP") for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, restricted share units and stock awards to key employees and directors. At September 30, 2015, there were 3.7 million shares available for future grants under these plans.
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
During fiscal year 2015, the company repurchased 4.2 million shares of common stock for $55 million and $19 million principal amount of its 4.0 percent convertible notes due 2027 pursuant to this authorization. The amount remaining available for repurchases under the authorization is $136 million as of September 30, 2015.
In January 2015, the Offering Committee of the company's Board of Directors approved a repurchase program for up to $150 million aggregate principal amount of any of its public debt securities (including convertible debt securities) from time to time through open market purchases or privately negotiated transactions or otherwise, until September 30, 2016, subject to compliance with legal and regulatory requirements and the company's debt covenants. This repurchase program is in addition to the equity and equity-linked repurchase authorizations described above. The amount remaining available for repurchases under the program is $150 million as of September 30, 2015.

In May 2015, the Offering Committee of the company's Board of Directors approved a repurchase program for up to $175 million aggregate principal amount at maturity of its 7.875 percent convertible notes due 2026 from time to time prior to September 30, 2015, subject to compliance with legal and regulatory requirements and its debt covenants. This repurchase program is in addition to the equity and equity-linked and debt repurchase programs described above.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During fiscal year 2015, the company repurchased $110 million principal amount at maturity of the company's 7.875 percent convertible notes for $179 million (see Note 16). The amount remaining available for repurchases under the authorization is $65 million as of September 30, 2015.

Accumulated Other Comprehensive Loss (AOCL)
The components of AOCL as reported in the Consolidated Balance Sheet and Statement of Equity (Deficit), and the changes in AOCL by components, net of tax, are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at September 30, 2014	$41	$(789)	$(1)	$(749)
Other comprehensive loss before reclassification	(96)	(18)	(6)	(120)
Amounts reclassified from accumulated other comprehensive loss - net of tax	1	102	—	103
Net current-period other comprehensive income (loss)	$(95)	$84	$(6)	$(17)
Balance at September 30, 2015	$(54)	$(705)	$(7)	$(766)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Amortization of prior service costs	$(1)	(a)
Amortization of actuarial losses	47	(a)
Recognized prior service costs due to settlement	56	(a)
	102	Total before tax
	—	Tax (benefit) expense
	$102	Net of tax

Employee Benefit Related Adjustment
Other reclassification adjustment	$1	(b)
	1	Total before tax
	—	Tax (benefit) expense
	$1	Net of tax

Total reclassifications for the period	$103	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 20 and 21 for additional details).

(b) These accumulated other comprehensive income components are included in the computation of loss from discontinued operations (see Note 3).

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at September 30, 2013	$61	$(792)	$(3)	$(734)
Other comprehensive income (loss) before reclassification	(20)	(21)	2	(39)
Amounts reclassified from accumulated other comprehensive loss - net of tax	—	24	—	24
Net current-period other comprehensive income (loss)	$(20)	$3	$2	$(15)
Balance at September 30, 2014	$41	$(789)	$(1)	$(749)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Amortization of prior service costs	$(7)	(a)
Amortization of actuarial losses	46	(a)
Recognized prior service costs due to curtailment	(15)	(a)
	24	Total before tax
	—	Tax (benefit) expense
	$24	Net of tax

Total reclassifications for the period	24	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 20 and 21 for additional details).

19. EQUITY BASED COMPENSATION

Stock Options
Under the company’s incentive plans, stock options are typically granted at prices equal to the fair value on the grant date and have a maximum term of 10 years. Stock options generally vest over a three-year period from the grant date. No stock options were granted or exercised during fiscal years 2015 and 2014. During fiscal year 2013, the company granted 350,000 stock options to the then-Chief Executive Officer as a hiring incentive. These options vest based on the satisfaction of certain service and market performance conditions. The fair value of this option award was $1.3 million at the grant date with a derived service period of 12 months.

The following is a rollforward of stock options for fiscal year 2015 (shares in thousands, exercise price and remaining contractual term represent weighted averages and aggregate intrinsic values in millions):

	Shares	Exercise Price	Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding — beginning of year	650	$10.32
Cancelled or expired	—	—
Outstanding — end of year	650	$10.32	2.0	—
Exercisable — end of year	533	$10.79	1.7	—

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides additional information about outstanding stock options at September 30, 2015 (shares in thousands, exercise price represents a weighted average):

	Outstanding			Exercisable
	Shares	Remaining Contractual Life (years)	Exercise Price	Shares	Exercise Price
$8.00 to $12.00	350	3.0	$8.22	233	$8.22
$12.01 to $16.00	300	0.8	12.78	300	12.78
Total	650			533
Stock-based compensation is measured at the grant date based on the fair value of the award and is generally recognized as expense ratably on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.
Compensation expense is recognized for the non-vested portion of previously issued stock options. No compensation expense associated with the expensing of stock options was recognized in fiscal year 2015. During fiscal year 2014, the company recognized $1.2 million in compensation expense associated with the expensing of stock options. Compensation expense associated with the expensing of stock options was not significant in fiscal year 2013. No options were exercised in fiscal years 2015, 2014 and 2013.
The fair market value of the service and market performance-based option award was determined using the Monte Carlo simulation method. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period, which is estimated based on the company’s judgment of likely future stock price performance as well as the company’s stock price volatility. The weighted-average fair value of options granted in fiscal year 2013 was $3.69 per share. The fair value of each option was estimated using the following assumptions:

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a rollforward of the company’s non-vested restricted stock and restricted share units as of September 30, 2015, and the activity during fiscal year 2015 is summarized as follows (shares in thousands):

Non-vested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested - beginning of year	2,038	$7.16
Granted	528	13.91
Vested	(1,064)	6.27
Forfeited	(55)	5.23
Non-vested - end of year	1,447	8.23

In fiscal years 2015, 2014 and 2013, the company granted 0.5 million, 0.2 million, and 1.0 million restricted stock and restricted share units, respectively. The grant date weighted average fair value of these restricted share units was $13.91, $9.23, and $4.43 for restricted share units granted in fiscal years 2015, 2014 and 2013, respectively. The number of non-vested restricted shares and restricted share units as of September 30, 2015 was 1.4 million. The per share weighted average fair value of these non-vested shares was $8.23.

As of September 30, 2015, there was $6 million of total unrecognized compensation costs related to non-vested restricted shares and restricted share units. These costs are expected to be recognized over a weighted average period of 2 years. Total compensation expense recognized for restricted stock and restricted share units was $4 million in fiscal year 2015, $4 million in fiscal year 2014, and $5 million in fiscal year 2013.

Performance Share Units
The company has granted performance share units to all executives eligible to participate in the LTIP. The company measures the grant price fair value of these units-based awards at the market price of the company’s common stock as of the date of the grant. Compensation cost associated with these stock based awards is recognized ratably over the vesting period.

On November 8, 2014, the Board of Directors approved a grant of performance share units to all executives eligible to participate in the LTIP. Each performance share unit represents the right to receive one share of common stock or its cash equivalent upon achievement of certain performance and time vesting criteria. The fair value of each performance share unit is $13.74, which was the company’s share price on the grant date of December 1, 2014. The Board of Directors also approved a grant of 0.4 million restricted share units to these executives. The restricted share units vest at the earlier of three years from the date of grant or upon termination of employment with the company under certain circumstances.
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
On November 7, 2013, the Board of Directors approved a grant of performance share units to all executives eligible to participate in the long-term incentive plan. Each performance share unit represents the right to receive one share of common stock or its cash equivalent upon achievement of certain performance and time vesting criteria. The fair value of each share unit is $7.97, the company’s share price on the grant date of December 1, 2013. The number of shares that vest will be between 0% and 200% of the estimated grant date amount of 1.8 million units including incremental performance share units that were issued subsequent to the December 1, 2013 grant date. The plan allows for incremental performance share units to be issued for executive promotions on a quarterly basis.
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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a rollforward of the company’s non-vested performance share units as of September 30, 2015, and the activity during fiscal year 2015 is summarized as follows (shares in thousands):

Non-vested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested - beginning of year	1,635	$8.27
Granted	749	13.76
Vested	—	—
Forfeited	(74)	9.56
Non-vested - end of year	2,310	10.01
There were 0.7 million performance share units granted during fiscal 2015 and 2.3 million of non-vested performance shares as of September 30, 2015. The per share weighted average fair value of the performance share units was $10.01 as of September 30, 2015.
For the year ended September 30, 2015 and September 30, 2014, compensation cost recognized related to the performance share units was $8 million and $4 million, respectively. As of September 30, 2015, there were $14 million of total unrecognized compensation costs related to non-vested performance share unit equity compensation arrangements. These costs are expected to be recognized over a weighted average period of 2 years.

20. RETIREMENT MEDICAL PLANS

The company has retirement medical plans that cover certain of its U.S. and non-U.S. employees, including certain employees of divested businesses, and provide for medical payments to eligible employees and dependents upon retirement. These plans are unfunded.

The company approved amendments to certain retiree medical plans in fiscal years 2002 and 2004. Certain of these plan amendments were challenged in lawsuits that were filed in the United States District Court for the Eastern District of Michigan ("District Court") alleging the changes breached the terms of various collective bargaining agreements entered into with the United Auto Workers (the "UAW lawsuit") at facilities that have either been closed or sold and alleging a companion claim under the Employee Retirement Income Security Act of 1974 ("ERISA").

On December 22, 2005, the District Court issued a preliminary injunction enjoining the company from implementing the changes to retiree health benefits and ordered the company to reinstate and resume paying the full cost of health benefits for the UAW retirees at the levels existing prior to the changes made in 2002 and 2004. On August 17, 2006, the District Court granted a motion by the UAW for summary judgment and granted the UAW’s request to make the terms of the preliminary injunction permanent (the "injunction"). The company accounted for the injunction as a rescission of the 2002 and 2004 plan amendments and began recording the impact of the injunction in March 2006. In addition, the injunction ordered the defendants to reimburse the plaintiffs for out-of-pocket expenses incurred since the date of the earlier benefit modifications. The company has recorded a $2 million reserve at September 30, 2015 and 2014, as the best estimate of its liability for these retroactive benefits. The company continues to believe it has meritorious defenses to these actions and has appealed the District Court’s order to the U.S. Court of Appeals for the Sixth Circuit. The ultimate outcome of the UAW lawsuit may result in future plan amendments. The impact of any future plan amendments cannot be currently estimated.

The mortality assumptions for participants in the company’s U.S. plans incorporates future mortality improvements from tables published by the Society of Actuaries ("SOA"). In October 2014, the SOA issued new mortality and mortality improvement tables that raised the life expectancies. The company reviewed the new SOA mortality and mortality improvement tables and utilized an actuary to conduct a study based on the company’s plan participants. The company determined that the best representation of the plans' mortality is to utilize the new SOA mortality and mortality improvement tables as the reference table for credibility-weighted mortality rates, blended with company specific mortality based on the study conducted by the actuary. The company incorporated the updated tables into the 2015 year-end measurement of the plans’ benefit obligations. As a result of this change in actuarial assumption, the company’s U.S. OPEB obligations decreased by $18 million in the fourth quarter of fiscal year 2015.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On September 26, 2014, Meritor amended its retiree medical and retiree life insurance plan in the United States to cease retiree medical coverage for salaried and non-union hourly employees under the age of 65 and eliminate retiree life insurance coverage with face amounts ranging from $3,750 to $15,000. The amendment triggered a curtailment in the fourth quarter of fiscal year 2014 which immediately reduced the retiree medical liability by $16 million (i.e., a curtailment gain) and reduced retiree medical expense by $15 million. The reduction in expense was primarily attributable to the required immediate recognition of negative prior service costs which were previously being amortized into net periodic expense over the active participants remaining average service life. The $16 million reduction to the retiree medical liability established a new negative prior service cost base, which was amortized into net period expense over the remaining average service life of approximately 8 years. Subsequent to the curtailment, the amortization of the prior service cost period commenced to be amortized over an average expected lifetime of inactive participants of approximately 10 years.

The company’s retiree medical obligations were measured as of September 30, 2015, 2014, and 2013. The following are the assumptions used in the measurement of the APBO and retiree medical expense:

	2015	2014	2013
Discount rate	4.20%	4.20%	4.80%
Health care cost trend rate	7.00%	7.40%	7.00%
Ultimate health care trend rate	5.00%	5.00%	5.00%
Year ultimate rate is reached	2022	2022	2022

The assumptions noted above are used to calculate the APBO for each fiscal year end and retiree medical expense for the subsequent fiscal year.

The discount rate is used to calculate the present value of the APBO. This rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical benefits. The company has used the corporate AA/Aa bond rate for this assumption. The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. The company’s projection for fiscal year 2016 health care cost trend rate is 7.00 percent.

The APBO as of the September 30, 2015 and 2014 measurement dates are summarized as follows (in millions):

	2015	2014
Retirees	$433	$465
Employees eligible to retire	3	4
Employees not eligible to retire	—	8
Total	$436	$477

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following reconciles the change in APBO and the amounts included in the consolidated balance sheet for years ended September 30, 2015 and 2014, respectively (in millions):

	2015	2014
APBO — beginning of year	$477	$511
Service cost	—	—
Interest cost	19	23
Participant contributions	2	2
Actuarial gain	(19)	(2)
Foreign currency rate changes	(3)	(1)
Curtailment gain	—	(16)
Benefit payments	(40)	(40)
APBO — end of year	436	477
Other (1)	2	2
Retiree medical liability	$438	$479

(1)	The company recorded a $2 million reserve for retiree medical liabilities at September 30, 2015 and 2014 as its best estimate for retroactive benefits related to the previously mentioned injunction.

Actuarial losses/(gains) relate to changes in the discount rate and other actuarial assumptions. In accordance with FASB ASC Topic 715, “Compensation – Retirement Benefits”, a portion of the actuarial losses is not subject to amortization. The actuarial losses that are subject to amortization are generally amortized over the average lifetime of inactive participants of approximately 11 years.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. The company provides retiree medical benefits under certain plans that exceed the value of the benefits that are provided by the Medicare Part D plan. Therefore, management concluded that these plans are at least actuarially equivalent to the Medicare Part D plan and the company is eligible for the federal subsidy. The impact of the subsidy was a reduction in the fiscal year 2013 retiree medical expense of $9 million. In September 2011, in connection with the Health Care and Education Reconciliation Act of 2010, the company converted its current prescription drug program for certain retirees to a group-based, company-sponsored Medicare Part D program, or Employer Group Waiver Plan (EGWP). In September 2012, the company converted certain additional groups of retirees to EGWP and as a result, reduced its APBO by an additional amount of approximately $25 million. These reductions to APBO are being amortized over an average expected lifetime of inactive participants of approximately 11 years. In 2013, the company began using use the Part D subsidies delivered through EGWP to reduce its net retiree medical costs. As a result of this change in assumption, the company reduced its APBO by approximately $35 million.

The retiree medical liability is included in the consolidated balance sheet as follows (in millions):

	September 30,
	2015	2014
Current — included in compensation and benefits	$33	$33
Long-term — included in retirement benefits	405	446
Retiree medical liability	$438	$479

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the amounts included in Accumulated Other Comprehensive Loss net of tax related to retiree medical liabilities as of September 30, 2015 and 2014 and changes recognized in Other Comprehensive Income (Loss) net of tax for the years ended September 30, 2015 and 2014.

	Net Actuarial Loss	Prior Service Cost (Benefit)	Total
Balance at September 30, 2014	$142	$(13)	$129
Net actuarial gain for the year	(19)	—	(19)
Amortization for the year	(22)	1	(21)
Balance at September 30, 2015	$101	$(12)	$89

Balance at September 30, 2013	$169	$(19)	$150
Net actuarial gain for the year	(3)	—	(3)
Amortization for the year	(23)	7	(16)
Curtailment gain	—	(16)	(16)
Recognized prior service costs due to curtailment	—	15	15
Deferred tax impact	(1)	—	(1)
Balance at September 30, 2014	$142	$(13)	$129
The net actuarial loss and prior service benefit that are estimated to be amortized from accumulated other comprehensive loss into net periodic retiree medical expense in fiscal year 2016 are $14 million and $1 million, respectively.

The components of retiree medical expense for years ended September 30 are as follows (in millions):

	2015	2014	2013
Service cost	$—	$—	$1
Interest cost	19	23	21
Amortization of:
Prior service benefit	(1)	(7)	(8)
Actuarial losses	22	23	27
Recognized prior service costs due to curtailment	—	(15)	—
Retiree medical expense	$40	$24	$41

A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2015	2014
Effect on total service and interest cost
1% Increase	$2	$2
1% Decrease	(1)	(2)
Effect on APBO
1% Increase	39	46
1% Decrease	(34)	(40)

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The company expects future benefit payments as follows (in millions):

	Gross Benefit Payments	Gross Receipts (1)
Fiscal 2016	$39	$6
Fiscal 2017	39	6
Fiscal 2018	40	7
Fiscal 2019	40	7
Fiscal 2020	40	7
Fiscal 2021 – 2025	196	44
____________________

(1)	Consists of subsidies and rebates available under EGWP.

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

The mortality assumptions for participants in the company’s U.S. plans incorporates future mortality improvements from tables published by the SOA. In October 2014, the SOA issued new mortality and mortality improvement tables that raised the life expectancies. The company reviewed the new SOA mortality and mortality improvement tables and utilized an actuary to conduct a study based on the company’s plan participants. The company determined that the best representation of the plans' mortality is to utilize the new SOA mortality and mortality improvement tables as the reference table for credibility-weighted mortality rates, blended with company specific mortality based on the study conducted by the actuary. The company incorporated the updated tables into the 2015 year-end measurement of the plans’ benefit obligations. As a result of this change in actuarial assumption, the company’s U.S. pension obligations increased by $24 million in the fourth quarter of fiscal year 2015.

On August 1, 2010, Meritor amended its defined benefit pension plan in the United Kingdom to cease the accrual of future benefits for all of its active plan participants. Subsequent to the freeze date, the company began making contributions to its defined contribution savings plan on behalf of the affected employees. The amount of the savings plan contribution is based on a percentage of the employees’ pay. These changes did not affect then-current retirees. The company began recording the impact of the plan freeze in the fourth quarter of fiscal year 2010. Subsequent to the plan freeze, accumulated actuarial losses are being amortized into net periodic pension expense over the average life expectancy of inactive plan participants of approximately 27 years rather than over their remaining average service life.

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

During fiscal year 2015, the company settled the remaining liabilities associated with its Canadian pension plans through lump-sum payments made from plan assets to plan participants and by purchasing annuity contracts from an insurance company. The company recognized a primarily non-cash pre-tax settlement loss of $16 million associated with the annuity purchases and lump-sum payments. The company settled a net pension obligation of $16 million using $20 million of pension plan assets, such that the assets and liabilities were derecognized from the balance sheet during the quarter ended September 30, 2015.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Additionally, in fiscal year 2015, the company settled the remaining liabilities associated with its German pension plans by purchasing annuity contracts from an insurance company. The company recognized a primarily non-cash pre-tax settlement loss of $43 million associated with the annuity purchases. The company settled a net pension obligation of $91 million, which was derecognized from the balance sheet during the quarter ended September 30, 2015.
During fiscal year 2013, the company settled five Canadian pension plans through lump-sum payments out of plan assets to plan participants and by purchasing annuity contracts from an insurance company. The company recognized a non-cash pre-tax settlement loss of approximately $36 million associated with the annuity purchases and lump-sum payments. The company settled a net pension obligation of $68 million using $72 million of pension plan assets, such that the assets and liabilities were derecognized during the quarter ended June 30, 2013.
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
The company’s pension obligations are generally measured as of September 30, 2015, 2014 and 2013, while the pension obligations associated with the fourth quarter fiscal year 2015 settled Canadian and German pension plans were measured as of August 31, 2015. The pension obligations associated with the settled third quarter fiscal year 2013 Canadian pension plans were measured as of June 30, 2013. The U.S. plans include qualified and non-qualified pension plans. The company’s most significant non-U.S. plan is located in the United Kingdom.

The following are the significant assumptions used in the measurement of the projected benefit obligation (PBO) and net periodic pension expense:

	U.S. Plans
	2015			2014			2013
Discount Rate	4.25%	—	4.35%	4.20%	—	4.30%	4.75%	—	4.95%
Assumed return on plan assets (beginning of the year)	8.00%			8.00%			8.00%

	Non-U.S. Plans
	2015			2014			2013
Discount Rate (1)	1.00%	—	3.80%	1.90%	—	4.10%	2.40%	—	4.70%
Assumed return on plan assets (beginning of the year) (1)	2.25%	—	7.25%	2.25%	—	7.25%	2.50%	—	7.25%
Rate of compensation increase (2)	2.00%			2.00%	—	3.00%	2.00%	—	3.00%
____________________

(1)
The discount rate for the company’s U.K. pension plan was 3.80 percent, 4.10 percent and 4.70 percent for 2015, 2014 and 2013, respectively. The assumed return on plan assets for this plan was 7.25 percent for 2015, 2014 and 2013.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)
The rate of compensation increase for the company's Swiss pension plan was 2.00 percent for 2015, 2014, and 2013. The rate of compensation increase for the company's Canadian pension plans was 3.00 percent for 2014 and 2013.

The discount rate is used to calculate the present value of the PBO at the balance sheet date and net periodic pension expense for the subsequent fiscal year. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments. Generally, the company uses a portfolio of long-term corporate AA/Aa bonds that match the duration of the expected benefit payments, except for the company's U.K. pension plan which uses an annualized yield curve, to establish the discount rate for this assumption.

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

The following table reconciles the change in the PBO, the change in plan assets and amounts included in the consolidated balance sheet for the years ended September 30, 2015 and 2014, respectively (in millions):

	2015			2014
	U.S.	Non- U.S.	Total	U.S.	Non- U.S.	Total
PBO — beginning of year	$1,059	$735	$1,794	$1,017	$691	$1,708
Service cost	1	1	2	1	1	2
Interest cost	44	26	70	49	31	80
Actuarial loss	10	48	58	67	38	105
Settlements	—	(111)	(111)	—	—	—
Amendments	—	—	—	(4)	—	(4)
Benefit payments	(72)	(29)	(101)	(71)	(28)	(99)
Foreign currency rate changes	—	(56)	(56)	—	2	2
PBO — end of year	$1,042	$614	$1,656	$1,059	$735	$1,794
Change in plan assets
Fair value of assets — beginning of year	$832	$743	$1,575	$710	$657	$1,367
Actual return on plan assets	65	67	132	94	69	163
Employer contributions	5	7	12	99	38	137
Settlements	—	(20)	(20)	—	—	—
Benefit payments	(72)	(29)	(101)	(71)	(28)	(99)
Foreign currency rate changes	—	(51)	(51)	—	7	7
Fair value of assets — end of year	$830	$717	$1,547	$832	$743	$1,575
Funded status	$(212)	$103	$(109)	$(227)	$8	$(219)

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amounts included in the consolidated balance sheet at September 30 are comprised of the following (in millions):

	2015			2014
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Non-current assets	$—	$110	$110	$—	$104	$104
Current liabilities	(5)	—	(5)	(5)	(3)	(8)
Retirement benefits-non-current	(207)	(7)	(214)	(222)	(93)	(315)
Net amount recognized	$(212)	$103	$(109)	$(227)	$8	$(219)
The following tables summarize the amounts included in Accumulated Other Comprehensive Loss net of tax related to pension liabilities as of September 30, 2015 and 2014 and changes recognized in Other Comprehensive Income (Loss) net of tax for the year ended September 30, 2015.

	Net Actuarial Loss
	U.S.	Non-U.S.	Total
Balance at September 30, 2014	$419	$241	$660
Net actuarial loss for the year	8	24	32
Amortization for the year	(17)	(8)	(25)
Deferred tax impact	—	5	5
Settlements	—	(56)	(56)
Balance at September 30, 2015	$410	$206	$616

Balance at September 30, 2013	$408	$234	$642
Net actuarial loss for the year	26	16	42
Amortization for the year	(15)	(8)	(23)
Deferred tax impact	—	(1)	(1)
Balance at September 30, 2014	$419	$241	$660

The company estimates that $10 million of net actuarial losses will be amortized from accumulated other comprehensive loss into net periodic pension expense during fiscal year 2016. The non-current portion of the pension liability is included in Retirement Benefits in the consolidated balance sheet as follows (in millions):

	September 30,
	2015	2014
Pension liability	$214	$315
Retiree medical liability — long term (see Note 20)	405	446
Other	13	14
Total retirement benefits	$632	$775

In accordance with FASB guidance, the PBO, accumulated benefit obligation (ABO) and fair value of plan assets are required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and ABO is that the PBO includes projected compensation increases.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Additional information is as follows (in millions):

	2015			2014
	ABO Exceeds Assets	Assets Exceed ABO	Total	ABO Exceeds Assets	Assets Exceed ABO	Total
PBO	$1,057	$599	$1,656	$1,180	$614	$1,794
ABO	1,057	598	1,655	1,180	613	1,793
Plan Assets	838	709	1,547	857	718	1,575

The components of net periodic pension expense are as follows (in millions):

	2015	2014	2013
Service cost	$2	$2	$3
Interest cost	70	80	83
Assumed rate of return on plan assets	(111)	(104)	(112)
Amortization of —
Actuarial losses	26	23	26
Curtailment gain	—	—	(1)
Settlement loss	59	—	111
Net periodic pension expense	$46	$1	$110
____________________

Disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk are included below.

Investment Policy and Strategy

The company’s primary investment objective for its pension plan assets is to generate a total investment return sufficient to meet present and future benefit payments while minimizing the company’s cash contributions over the life of the plans. In order to accomplish this objective, the company maintains target allocations to identify and manage exposures. The target asset allocation ranges for the U.S. plan are 30–50 percent equity investments, 30–50 percent fixed income investments and 10–30 percent alternative investments. Alternative investments include private equities, real estate, hedge funds, diversified growth funds, and partnership interests. The target asset allocation ranges for the non-U.S. plans are 15–35 percent equity investments, 30–60 percent fixed income investments, 0–10 percent real estate and 10–30 percent alternative investments.

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

The majority of pension plan assets are externally managed through active managers. Managers are only permitted to invest within established asset classes and follow the strategies for which they have been appointed. The company uses investment guidelines and reviews asset returns and investment decisions made by the managers to ensure that they are in accordance with the company’s strategies.

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

A portion of plan assets is allocated to equity and alternative investments that are expected, over time, to earn higher returns. Within this return-seeking portfolio, asset diversification is utilized to reduce uncompensated risk.

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

U.S. fixed income securities typically offer daily liquidity, with only one investment allowing quarterly redemptions. International and emerging fixed income investment vehicles generally provide daily liquidity.

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

Due to the long-term nature of real estate investments, liquidity is provided on a quarterly basis.

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of plan assets at September 30, 2015 by asset category is as follows (in millions):

U.S. Plans	2015
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
U.S. – Large cap	$88	$—	$—	$88
U.S. – Small cap	21	—	—	21
Private equity	—	—	15	15
International equity	53	—	—	53
Equity investments measured at net asset value (1)	—	—	—	160
Total equity investments	$162	$—	$15	$337
Fixed income investments
U.S. fixed income	$8	$263	$—	$271
Emerging fixed income	—	20	—	20
Partnerships fixed income	—	—	1	1
Fixed income investments measured at net asset value (1)	—	—	—	45
Total fixed income	$8	$283	$1	$337
Alternatives – Partnerships	—	—	84	84
Alternatives – Partnerships measured at net asset value (1)	—	—	—	65
Cash and cash equivalents	—	7	—	7
Total assets at fair value	$170	$290	$100	$830

Non-U.S. Plans	2015
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
International equity	$55	$—	$—	$55
Equity investments measured at net asset value (1)	—	—	—	106
Total equity investments	$55	$—	$—	$161
Fixed income investments
Other fixed income investments	$—	$186	$—	$186
Fixed income investments measured at net asset value (1)	—	—	—	158
Total fixed income	$—	$186	$—	$344
Commingled funds	—	8	—	8
Alternative investments measured at net asset value (1)	—	—	—	133
Real estate measured at net asset value (1)	—	—	—	43
Cash and cash equivalents	—	28	—	28
Total assets at fair value	$55	$222	$—	$717

(1)
In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of plan assets at September 30, 2014 by asset category is as follows (in millions):

U.S. Plans	2014
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
U.S. – Large cap	$104	$—	$—	$104
U.S. – Small cap	25	—	—	25
Private equity	—	—	15	15
International equity	65	—	—	65
Equity investments measured at net asset value (1)	—	—	—	157
Total equity investments	$194	$—	$15	$366
Fixed income investments
U.S. fixed income	$24	$252	$—	$276
Emerging fixed income	—	22	—	22
Partnerships fixed income	—	—	1	1
Fixed income investments measured at net asset value (1)	—	—	—	43
Total fixed income	$24	$274	$1	$342
Alternatives – Partnerships	—	—	58	58
Alternatives – Partnerships measured at net asset value (1)	—	—	—	65
Cash and cash equivalents	—	1	—	1
Total assets at fair value	$218	$275	$74	$832

Non-U.S. Plans	2014
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
International equity	$103	$—	$—	$103
Equity investments measured at net asset value (1)	—	—	—	112
Total equity investments	$103	$—	$—	$215
Fixed income investments
Fixed income investments measured at net asset value (1)	$—	$—	$—	$344
Total fixed income	$—	$—	$—	$344
Commingled funds	—	9	—	9
Alternative investments measured at net asset value (1)	—	—	—	61
Real estate measured at net asset value (1)	—	—	—	67
Cash and cash equivalents	—	47	—	47
Total assets at fair value	$103	$56	$—	$743

(1)
In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unfunded Commitment

As of September 30, 2015, the U.S. plan had $11 million of unfunded investment commitments related to plan assets. The majority of this amount is attributed to partnership investments that the plan will invest in gradually over the course of several years. Non-U.S. plans currently do not have any unfunded commitments.

The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended September 30, 2015 (in millions):

U.S. Plans	2015
	Fair Value at October 1, 2014	Return on Plan Assets: Attributable to Assets Held at September 30, 2015	Purchases	Settlements	Net Transfers Into (Out of) Level 3	Fair Value at September 30, 2015
Asset Category
Private equity	$15	$—	$—	$—	$—	$15
Partnerships –
Fixed income	1	—	—	—	—	1
Alternatives –
Partnerships	58	19	8	(1)	—	84
Total Level 3 fair value	$74	$19	$8	$(1)	$—	$100

The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended September 30, 2014 (in millions):

U.S. Plans	2014
	Fair Value at October 1, 2013	Return on Plan Assets: Attributable to Assets Held at September 30, 2014	Purchases	Settlements	Net Transfers Into (Out of) Level 3	Fair Value at September 30, 2014
Asset Category
Private equity	$5	$—	$10	$—	$—	$15
Partnerships –
Fixed income	1	—	—	—	—	1
Alternatives –
Partnerships	49	9	—	—	—	58
Total Level 3 fair value	$55	$9	$10	$—	$—	$74

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Information about the expected cash flows for the U.S. and non-U.S. pension plans is as follows (in millions):

	U.S.	Non U.S.	Total
Expected employer contributions:
Fiscal 2016	$5	$—	$5
Expected benefit payments:
Fiscal 2016	79	24	103
Fiscal 2017	75	25	100
Fiscal 2018	74	26	100
Fiscal 2019	72	27	99
Fiscal 2020	71	27	98
Fiscal 2021-2025	337	150	487

The company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans, including company matching contributions, was $15 million, $14 million and $13 million for fiscal years 2015, 2014 and 2013, respectively.

22. INCOME TAXES

The income tax provisions were calculated based upon the following components of income (loss) before income taxes (in millions):

	2015	2014	2013
U.S. income (loss)	$24	$204	$(59)
Foreign income	43	111	110
Total	$67	$315	$51

The components of the benefit (provision) for income taxes are summarized as follows (in millions):

	2015	2014	2013
Current tax benefit (expense):
U.S.	$(4)	$(1)	$(11)
Foreign	(20)	(32)	(59)
State and local	(1)	—	2
Total current tax expense	(25)	(33)	(68)
Deferred tax benefit (expense):
U.S.	3	(1)	(6)
Foreign	21	3	13
State and local	—	—	(3)
Total deferred tax benefit	24	2	4
Income tax expense	$(1)	$(31)	$(64)

The deferred tax expense or benefit represents tax effects of current year deductions or items of income that will be recognized in future periods for tax purposes. The deferred tax benefit in fiscal year 2015 is primarily attributable to valuation allowance reversals. In fiscal year 2015, the foreign deferred tax benefit was also favorably impacted by the benefit received from the Canadian and German pension settlement charges. The foreign current tax expense in fiscal year 2013 includes the tax effect of the Suspensys JV sale. The foreign deferred tax benefit in fiscal year 2013 primarily relates to the benefit received from the Canadian pension settlement charge.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net current and non-current deferred income tax assets (liabilities) included in the consolidated balance sheet consist of the tax effects of temporary differences related to the following (in millions):

	September 30,
	2015	2014
Accrued compensation and benefits	$27	$18
Accrued product warranties	19	18
Inventory costs	20	19
Receivables	16	13
Accrued retiree healthcare benefits	175	190
Retirement pension plans	95	102
Property	9	4
Loss and credit carryforwards	608	678
Other	77	64
Sub-total	1,046	1,106
Less: Valuation allowances	(961)	(1,030)
Deferred income taxes - asset	$85	$76
Taxes on undistributed income	$(45)	$(46)
Intangible assets	(85)	(88)
Debt basis difference	(8)	(12)
Deferred income taxes - liability	$(138)	$(146)
Net deferred income tax liabilities	$(53)	$(70)

Net current and non-current deferred income tax assets (liabilities) are included in the consolidated balance sheet as follows (in millions):

	September 30,
	2015	2014
Other current assets (see Note 10)	$20	$21
Other current liabilities	(2)	(3)
Net current deferred income taxes — asset	18	18

Other assets (see Note 12)	28	15
Other liabilities (see Note 15)	(99)	(103)
Net non-current deferred income taxes — liability	$(71)	$(88)

In prior years, the company established valuation allowances against its U.S. net deferred tax assets and the net deferred tax assets of its 100%-owned subsidiaries in France, Germany, Italy, Sweden, U.K. and certain other countries. In evaluating its ability to recover these net deferred tax assets, the company utilizes a consistent approach which considers its historical operating results, including an assessment of the degree to which any gains or losses are driven by items that are unusual in nature and tax planning strategies. In addition, the company reviews changes in near-term market conditions and other factors that impact future operating results.

During the fourth quarter of fiscal year 2015, as a result of sustained profitability in Germany, Italy, Mexico and Sweden evidenced by a strong earnings history and additional positive evidence, the company determined it was more likely than not future earnings will be sufficient to realize deferred tax assets in these jurisdictions. Accordingly, the company reversed valuation allowances in Germany, Italy, Mexico, and Sweden, resulting in a non-cash income tax benefit of $16 million.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The company continues to maintain the valuation allowances in France, U.K., U.S. and certain other jurisdictions, as the company believes the negative evidence that it will be able to recover these net deferred tax assets continues to outweigh the positive evidence. If, in the future, the company generates taxable income on a sustained basis in jurisdictions where it has recorded valuation allowances, its conclusion regarding the need for valuation allowances in these jurisdictions could change. Accordingly, although the company was profitable in the U.S. in 2014 and 2015, it has not generated enough positive evidence to warrant a reversal of the U.S. valuation allowance, so it continues to record a full valuation allowance against the U.S. net deferred tax assets. Although the weight of negative evidence related to cumulative losses is decreasing as the company delivers on our M2016 plan, the company believes that this objectively-measured negative evidence outweighs the subjectively-determined positive evidence and, as such, the company has not changed its judgment regarding the need for a full valuation allowance in 2015.

Continued improvement in the company's operating results, however, could lead to reversal of some or all of these valuation allowances in the future. Consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance.

The expiration periods for deferred tax assets related to net operating losses and tax credit carryforwards as of September 30, 2015 are included below (in millions). Also included are the associated valuation allowances on these deferred tax assets (in millions).

	Fiscal Year Expiration Periods
	2016-2020	2021-2030	2031-2035	Indefinite	Total
Net Operating Losses and Tax Credit Carryforwards	$36	$274	$30	$268	$608
Valuation Allowances on these Deferred Tax Assets	$33	$271	$30	$245	$579

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

For fiscal years 2015 and 2014, no provision has been made for U.S., state or additional foreign income taxes related to approximately $686 million and $666 million of undistributed earnings of foreign subsidiaries that have been or are intended to be permanently reinvested. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The company’s provision for income taxes was different from the provision for income taxes calculated at the U.S. statutory rate for the reasons set forth below (in millions):

	2015	2014	2013
Expense for income taxes at statutory tax rate of 35%	$(23)	$(110)	$(18)
State and local income taxes	(1)	—	1
Foreign income taxed at rates other than 35%	7	13	3
Joint venture equity income	3	5	6
Tax effect of Suspensys JV sale	—	—	(16)
Goodwill	(2)	(1)	(8)
Debt basis difference	(4)	(1)	—
U.S. tax impact on distributions from subsidiaries and joint ventures	(18)	(18)	19
Nondeductible expenses	(9)	(10)	(9)
Valuation allowances	47	89	(44)
Other	(1)	2	2
Income tax expense	$(1)	$(31)	$(64)

In fiscal year 2014, the company recorded $210 million of earnings related to the antitrust lawsuit settlement with Eaton Corporation. The earnings did not impact U.S. federal income tax expense, since they were offset by a corresponding valuation allowance in the U.S.

In fiscal year 2013, the company changed its permanently reinvested assertion in certain jurisdictions, which resulted in a non-cash benefit of $42 million. This benefit does not impact income tax expense, since it is offset by a corresponding release of a valuation allowance in the U.S.

The total amount of gross unrecognized tax benefits the company recorded in accordance with FASB ASC Topic 740 as of September 30, 2015 was $76 million, of which $17 million represents the amount that, if recognized, would favorably affect the effective income tax rate in future periods.

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows (in millions):

	2015	2014	2013
Balance at beginning of the period	$88	$94	$107
Additions to tax positions recorded during the current year	5	3	3
Reduction to tax position recorded in prior years	(2)	(2)	(6)
Reductions to tax positions due to lapse of statutory limits	(11)	(7)	(10)
Translation, other	(4)	—	—
Balance at end of the period	$76	$88	$94

The company’s continuing practice is to recognize interest and penalties on uncertain tax positions in the provision for income taxes in the consolidated statement of operations. At September 30, 2015 and September 30, 2014, the company recorded $3 million, of interest on uncertain tax positions in the consolidated balance sheet. In addition, penalties of $2 million were recorded at each of September 30, 2015 and September 30, 2014. The company recorded an income tax benefit of $3 million related to interest for the year ended September 30, 2013. The amount was immaterial for year ended September 30, 2015 and 2014. The company recorded an income tax benefit of $2 million related to penalties for the year ended September 30, 2013. The amount was immaterial for the years ended September 30, 2015 and 2014.

The company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. The company’s Canadian federal income tax returns for fiscal years 2010 through 2012 are currently under audit. The company’s Brazil subsidiary is currently under audit for calendar year 2011. The company's German subsidiary is currently under

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

audit for fiscal years 2009 through 2013. The company's Singapore subsidiary is currently under audit for fiscal year 2012. In addition, the company is under audit in the U.S. for federal, fiscal years 2010 and 2011, along with various state tax jurisdictions for various years. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could change the company’s unrecognized tax benefits during the next twelve months. It is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefit in the next twelve months.

In addition to the audits listed above, the company has open tax years primarily from 2001-2014 with various significant taxing jurisdictions, including the United States, Brazil, Canada, China, France, Mexico and the U.K. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The company has recorded a tax benefit only for those positions that meet the more-likely-than-not standard.

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

The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at September 30, 2015 to be approximately $17 million, of which $2 million is recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators. Environmental remediation costs recorded with respect to the Superfund sites were $1 million in fiscal years 2014 and 2013. Costs were not substantial in fiscal year 2015.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at September 30, 2015 to be approximately $29 million, of which $14 million is probable and recorded as a liability. During fiscal years 2015, 2014 and 2013, the company recorded environmental remediation costs of $3 million, $5 million and $7 million, respectively, with respect to these matters, resulting from revised estimates to remediate these sites.

Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 0.5 to 2.5 percent and is approximately $8 million at September 30, 2015. The undiscounted estimate of these costs is approximately $9 million.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2014	$2	$17	$19
Payments	—	(6)	(6)
Accruals	—	3	3
Balance at September 30, 2015	$2	$14	$16

There were $2 million, $2 million, and $3 million of environmental remediation costs recognized in other operating expense in the consolidated statement of operations in fiscal years 2015, 2014 and 2013, respectively. In addition, $4 million and $5 million of environmental remediation costs were recorded in loss from discontinued operations in the consolidated statement of operations for fiscal years 2014 and 2013, respectively.

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

Asbestos

Maremont Corporation (“Maremont”), a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 5,600 and 5,700 pending asbestos-related claims at September 30, 2015 and 2014, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, the total number of claims filed is not necessarily the most meaningful factor in determining Maremont's asbestos related liability.

Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	September 30,
	2015	2014
Pending and future claims	$71	$73
Billed but unpaid claims	3	3
Asbestos-related liabilities	$74	$76
Asbestos-related insurance recoveries	$41	$49

A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities , with the majority of the amounts recorded in Other Assets and Liabilities (see Notes 10, 12, 14 and 15).

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Maremont’s obligation for asbestos personal injury claims over the next ten years of $71 million to $100 million. After consultation with Bates White, Maremont recognized a liability for pending and future claims over the next ten years of $71 million and $73 million as of September 30, 2015 and 2014, respectively. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Maremont recognized $2 million of income and a $10 million charge in fiscal years 2015 and 2014, respectively, associated with its annual valuation of asbestos-related liabilities. Maremont has recognized incremental insurance receivables associated with recoveries expected for asbestos-related liabilities as the estimate of asbestos-related liabilities for pending and future claims changes. However, Maremont currently expects to exhaust the limits of its settled insurance coverage prior to the end of the ten-year forecasted liability period. Maremont believes it has additional insurance coverage, however, certain carriers have disputed coverage under policies they issued (see “Recoveries” below).

Assumptions: The following assumptions were made by Maremont after consultation with Bates White and are included in their study:

•	Pending and future claims were estimated for a ten-year period ending in fiscal year 2025;

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

Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The insurance receivable related to asbestos-related liabilities is $41 million and $49 million as of September 30, 2015 and 2014, respectively. The receivable is for coverage provided by one insurance carrier based on a coverage-in-place agreement. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next ten years. Maremont maintained insurance coverage with other insurance carriers that management believes covers indemnity and defense costs. Maremont has incurred liabilities allocable to these policies, but has not yet billed these insurance carriers, and no receivable has been recorded for these policies, as those carriers dispute coverage. During fiscal year 2013, Maremont reinitiated a lawsuit against these carriers, seeking a declaration of its rights to insurance for asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. However, there can be no assurance that the lawsuit will ultimately result in insurance coverage of defense and indemnity costs for Maremont.

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.

Rockwell International ("Rockwell") — ArvinMeritor, Inc. (AM), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. Rockwell had approximately 3,000 and 2,800 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at September 30, 2015 and 2014, respectively.

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

The Rockwell legacy asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	September 30,
	2015	2014
Pending and future claims	$55	$48
Billed but unpaid claims	3	2
Asbestos-related liabilities	$58	$50
Asbestos-related insurance recoveries	$14	$11

Pending and Future Claims: The company engaged Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. As of September 30, 2015, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Rockwell’s obligation for asbestos personal injury claims over the next ten years of $55 million to $74 million. After consultation with Bates White, management recognized a liability for pending and future claims over the next ten years of $55 million as of September 30, 2015 compared to $48 million as of September 30, 2014. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell. The increase in the estimated liability is primarily due to higher defense and processing costs, on a per claim basis, compared to the prior year. AM recognized a $4 million and $10 million charge in the fourth quarter of fiscal years 2015 and 2014, respectively, associated with its annual valuation of asbestos-related liabilities.

Assumptions: The following assumptions were made by the company after consultation with Bates White and are included in their study:

•	Pending and future claims were estimated for a ten-year period ending in fiscal year 2025;

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recoveries: The insurance receivable related to asbestos-related liabilities is $14 million and $11 million as of September 30, 2015 and 2014, respectively. Included in these amounts are insurance receivables of $9 million and $8 million at September 30, 2015 and 2014, respectively, which are associated with policies in dispute. Rockwell has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against certain of these carriers to enforce the insurance policies, which are in various stages of the litigation process. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward.The amounts recognized for policies in dispute are based on consultation with advisors, status of settlement negotiations with certain insurers and underlying analysis performed by management. The remaining receivable recognized is related to coverage provided by one carrier based on a coverage-in-place insurance. If the assumptions with respect to the estimation period, the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.

Indemnifications
In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At September 30, 2015 and September 30, 2014, the remaining estimated liability for this matter was approximately $13 million and $14 million, respectively.
The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration.
On January 3, 2011, the company completed the sale of its Body Systems business. The sale agreement contains certain customary representations, warranties and covenants of the seller and the purchaser. The agreement also includes provisions governing post-closing indemnities between the seller and the purchaser for losses arising from specified events. At September 30, 2014, the company had an accrual of $6 million for such indemnities, of which $2 million was for a contingency-related income tax matter, which was included in other liabilities in the accompanying consolidated balance sheet. In the second quarter of fiscal year 2015, the company settled all remaining matters related to the Body Systems business and recorded a net gain, after tax in discontinued operations of $6 million.
In connection with the sale of its interest in MSSC in October 2009, the company provided certain indemnifications to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company's estimated exposure under these indemnities at September 30, 2015 and September 30, 2014 is approximately $2 million and $5 million, respectively, and is included in other current liabilities and other liabilities in the consolidated balance sheet.
The company is not aware of any other claims or other information that would give rise to material payments under such indemnifications.
Other
As a result of performing ongoing product conformance testing in the ordinary course of business, the company identified a non-safety related, potential product performance issue arising from a defective supplier component. During fiscal year 2013, the company notified all major customers and initiated a sampling campaign. Management estimated the total costs the company could incur for a full campaign to be in the range of $12 million to $20 million, of which $12 million was recorded as a specific warranty contingency reserve. In the fourth quarter of fiscal 2013, the company received $5 million of non-cash cost recovery from the component supplier. As of September 30, 2014, no field failures had been identified during the sampling campaign, and only minor defects had been found in a small number of components tested. During the second half of fiscal year 2014, the company worked with customers to determine the appropriate next steps. As a result, in the fourth quarter of fiscal year 2014, the company determined a full campaign to be unnecessary and moved to a fix-as-find approach with an extended warranty. As of September 30, 2015 and

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2014, the estimated cost the company could incur for this non-safety related, potential product performance issue is $3 million.

The company identified certain sales transactions for which value added tax was required to be remitted to certain tax jurisdictions for tax years 2008 through 2015. At September 30, 2015 and September 30, 2014, the company’s estimates of the probable liability were $10 million and $11 million, respectively. The decrease in the probable liability is primarily due to the translation effect of foreign exchange rates.

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

24. BUSINESS SEGMENT INFORMATION

The company defines its operating segments as components of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company has three operating segments, America's Commercial Truck and Industrial, Europe and Asia-Pacific Commercial Truck and Industrial, and Aftermarket and Trailer. America's Commercial Truck and Industrial and Europe and Asia-Pacific Commercial Truck and Industrial are aggregated into one reportable segment, Commercial Truck and Industrial. The company’s Chief Operating Decision Maker (CODM) is the Chief Executive Officer.
      The two reportable segments at September 30, 2015, are as follows:

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
     The accounting policies of the segments are the same as those applied in the consolidated financial statements, except for the use of Segment EBITDA. The company may allocate certain common costs, primarily corporate functions, between the segments differently than the company would for stand alone financial information prepared in accordance with GAAP. These allocated costs include expenses for shared services such as information technology, finance, communications, legal and human resources. The company does not allocate interest expense and certain legacy and other corporate costs not directly associated with the segment. In fiscal year 2014, amounts for fiscal year 2013 were recast to reflect Mascot in discontinued operations (see Note 3).

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information is summarized as follows (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Elims	Total
Fiscal year 2015 Sales:
External Sales	$2,649	$856	$—	$3,505
Intersegment Sales	90	28	(118)	—
Total Sales	$2,739	$884	$(118)	$3,505
Fiscal year 2014 Sales:
External Sales	$2,876	$890	$—	$3,766
Intersegment Sales	104	30	(134)	—
Total Sales	$2,980	$920	$(134)	$3,766
Fiscal year 2013 Sales:
External Sales	$2,825	$847	$—	$3,672
Intersegment Sales	95	24	(119)	—
Total Sales	$2,920	$871	$(119)	$3,672

Segment EBITDA:	2015	2014	2013
Commercial Truck & Industrial	$216	$218	$192
Aftermarket & Trailer	123	106	87
Segment EBITDA	339	324	279
Unallocated legacy and corporate expense, net (1)	(5)	(10)	(15)
Interest expense, net	(105)	(130)	(126)
Provision for income taxes	(1)	(31)	(64)
Depreciation and amortization	(65)	(67)	(67)
Loss on sale of receivables	(5)	(8)	(6)
Restructuring costs	(16)	(10)	(23)
Antitrust settlement with Eaton, net of tax (2)	—	208	—
Specific warranty contingency, net of supplier recovery	—	8	(7)
Pension settlement losses	(59)	—	(109)
Gain on sale of equity investment	—	—	125
Goodwill and asset impairment charges	(17)	—	—
Noncontrolling interests	(1)	(5)	(2)
Income (loss) from continuing operations attributable to Meritor, Inc.	$65	$279	$(15)

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

(2)	Adjustment associated with the company's share of the antitrust settlement with Eaton less legal expenses incurred in fiscal year 2014.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation and Amortization:	2015	2014	2013
Commercial Truck & Industrial	$59	$61	$60
Aftermarket & Trailer	6	6	7
Total depreciation and amortization	$65	$67	$67
Capital Expenditures:	2015	2014	2013
Commercial Truck & Industrial	$71	$71	$46
Aftermarket & Trailer	8	6	8
Total capital expenditures	$79	$77	$54
Segment Assets: (1)	2015	2014	2013
Commercial Truck & Industrial	$1,569	$1,755	$1,822
Aftermarket & Trailer	448	458	485
Total segment assets	2,017	2,213	2,307
Corporate (2)	434	516	550
Less: Accounts receivable sold under off-balance sheet factoring programs	(256)	(244)	(305)
Total assets	$2,195	$2,485	$2,552

(1)	Prior year amounts have been recast to reflect the early adoption of ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

(2)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

Sales by geographic area are based on the location of the selling unit. Information on the company’s geographic areas is summarized as follows (in millions):

Sales by Geographic Area:
	2015	2014	2013
U.S.	$1,733	$1,466	$1,408
Canada	70	68	68
Mexico	491	652	615
Total North America	2,294	2,186	2,091
Sweden	325	369	366
Italy	204	234	216
United Kingdom	76	82	82
Other Europe	90	111	108
Total Europe	695	796	772
Brazil	198	408	449
China	90	146	138
India	140	114	114
Other Asia-Pacific	88	116	108
Total sales	$3,505	$3,766	$3,672

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assets by Geographic Area:
	2015	2014
U.S. (1)	$995	$1,050
Canada	30	50
Mexico	236	251
Total North America	1,261	1,351
Sweden	108	104
United Kingdom	211	216
Italy	77	81
Other Europe	176	182
Total Europe	572	583
Brazil	136	272
China	118	154
Other Asia-Pacific	108	125
Total	$2,195	$2,485

(1)	Prior year amounts have been recast to reflect the early adoption of ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

Sales to AB Volvo represented approximately 24 percent, 27 percent and 24 percent of the company’s sales in each of fiscal years 2015, 2014 and 2013, respectively. Sales to Daimler AG represented approximately 20 percent, 18 percent and 15 percent of the company’s sales in fiscal years 2015, 2014 and 2013, respectively. Sales to Navistar International Corporation represented approximately 11 percent, 12 percent and 10 percent of the company's sales in each of fiscal years 2015, 2014 and 2013, respectively. No other customer comprised 10 percent or more of the company’s sales in any of the three fiscal years ended September 30, 2015.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

25. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a condensed summary of the company’s unaudited quarterly results of continuing operations for fiscal years 2015 and 2014. Per share amounts are based on the weighted average shares outstanding for that quarter. Earnings per share for the year may not equal the sum of the four fiscal quarters’ earnings per share due to changes in basic and diluted shares outstanding.

	2015 Fiscal Quarters (Unaudited)
	First	Second	Third	Fourth	2015
	(In millions, except share related data)
Sales	$879	$864	$909	$853	$3,505
Cost of sales	(764)	(749)	(785)	(745)	(3,043)
Gross margin	115	115	124	108	462
Benefit (provision) for income taxes	(7)	(6)	(6)	18	(1)
Net income (loss)	30	43	14	(22)	65
Net income (loss) from continuing operations attributable to Meritor, Inc.	32	39	15	(21)	65
Net income (loss) attributable to Meritor, Inc.	29	43	13	(21)	64
Basic earnings (loss) per share from continuing operations	$0.33	$0.40	$0.15	$(0.22)	$0.67
Diluted earnings (loss) per share from continuing operations	$0.32	$0.38	$0.15	$(0.22)	$0.65

The company recognized restructuring costs in its continuing operations during fiscal year 2015 as follows: $3 million in the first quarter, $3 million in the second quarter, $9 million in the third quarter and $1 million in the fourth quarter (see Note 5). During the fourth quarter of fiscal year 2015, the company settled the remaining liabilities associated with its German and Canadian pension plans and recognized a pre-tax settlement loss of $59 million associated with the annuity purchases and lump-sum payments (see Note 21). During the fourth quarter of fiscal year 2015 the company recorded an impairment of $15 million of goodwill (see Note 4). In addition, the company recorded an impairment of $2 million of long-lived assets in the fourth quarter of fiscal year 2015 (see Note 11). During the fourth quarter of fiscal year 2015, as a result of sustained profitability in Germany, Italy, Mexico and Sweden evidenced by a strong earnings history and additional positive evidence, the company determined it was more likely than not future earnings will be sufficient to realize deferred tax assets in these jurisdictions. Accordingly, the company reversed valuation allowances in Germany, Italy, Mexico, and Sweden, resulting in non-cash income tax benefits of $16 million.

	2014 Fiscal Quarters (Unaudited)
	First	Second	Third	Fourth	2014
	(In millions, except share related data)
Sales	$900	$954	$979	$933	$3,766
Cost of sales	(795)	(836)	(855)	(793)	(3,279)
Gross margin	105	118	124	140	487
Provision for income taxes	(11)	(8)	(12)	—	(31)
Net income	13	3	234	4	254
Net income from continuing operations attributable to Meritor, Inc.	12	1	237	29	279
Net income attributable to Meritor, Inc.	11	1	234	3	249
Basic earnings per share from continuing operations	$0.12	$0.01	$2.43	$0.30	$2.86
Diluted earnings per share from continuing operations	$0.12	$0.01	$2.34	$0.29	$2.81

The company recognized restructuring costs in its continuing operations during fiscal year 2014 as follows: $1 million in the first quarter, $2 million in the second quarter and $7 million in the fourth quarter (see Note 5). During the fourth quarter of fiscal year 2014, the company reduced retiree medical expense by $15 million, in cost of sales on the consolidated statement of operations,

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

due to a triggered curtailment (see Note 20). Net income in the third quarter of fiscal year 2014 includes after-tax proceeds of $209 million representing the Company's share based on its ownership interest in ZF Meritor including a recovery of current and prior years' attorney expenses paid by Meritor.

26. OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Year Ended September 30,
	2015	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$65	$254	$(20)
Less: Loss from discontinued operations, net of tax	(1)	(30)	(7)
Income (loss) from continuing operations	66	284	(13)
Adjustments to income (loss) from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	65	67	67
Deferred income tax benefit	(24)	(2)	(4)
Restructuring costs	16	10	23
Loss on debt extinguishment	25	31	24
Goodwill and asset impairment charges	17	—	—
Equity in earnings of ZF Meritor	—	(190)	—
Equity in earnings of other affiliates	(39)	(38)	(42)
Stock compensation expense	10	8	5
Provision for doubtful accounts	2	—	3
Pension and retiree medical expense	82	25	151
Gain on sale of equity investment	—	—	(125)
Gain on sale of property	(3)	—	—
Dividends received from ZF Meritor	—	190	—
Dividends received from other equity method investments	32	36	30
Pension and retiree medical contributions	(141)	(177)	(153)
Restructuring payments	(16)	(10)	(23)
Changes in off-balance sheet receivable securitization and factoring programs	39	(46)	43
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations:
Receivables	54	34	(87)
Inventories	4	(9)	18
Accounts payable	(70)	(5)	(31)
Other current assets and liabilities	(52)	19	37
Other assets and liabilities	40	—	(1)
Operating cash flows provided by (used for) continuing operations	107	227	(78)
Operating cash flows used for discontinued operations	(10)	(12)	(18)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$97	$215	$(96)

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 30,
	2015	2014	2013
	(In millions)
Balance sheet data:
Allowance for doubtful accounts	$9	$6	$9
Statement of operations data:
Maintenance and repairs expense	52	59	61
Research, development and engineering expense	69	71	71
Depreciation expense	60	62	61
Rental expense	11	16	25
Interest income	9	2	2
Interest expense	(114)	(132)	(128)
Statement of cash flows data:
Interest payments	64	84	77
Income tax payments, net of refunds	14	26	63
Non-cash investing activities - capital asset additions from capital leases	9	5	22

27. SUPPLEMENTAL PARENT AND GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Article 3-10 of Regulation S-X (S-X Rule 3-10) requires that separate financial information for issuers and guarantors of registered securities be filed in certain circumstances. Certain of the company's 100% owned subsidiaries, as defined in the credit agreement (the Guarantors) irrevocably and unconditionally guarantee amounts outstanding under the senior secured revolving credit facility on a joint and several basis. Similar subsidiary guarantees were provided for the benefit of the holders of the publicly-held notes outstanding under the company's indentures (see Note 16).

Schedule I of Article 5-04 of Regulation S-X (S-X Rule 5-04) requires that condensed financial information of the registrant (Parent) be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. As of September 30, 2015, net assets that exceed 25 percent of the consolidated net assets of Meritor, Inc. of certain subsidiaries in China and India and certain unconsolidated subsidiaries are restricted by law from transfer by cash dividends, loans or advances to Meritor, Inc. As of September 30, 2015 the amount of the net assets restricted from transfer by law was $36 million.

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

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (In millions)

	Fiscal Year Ended September 30, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,734	$1,771	$—	$3,505
Subsidiaries	—	129	71	(200)	—
Total sales	—	1,863	1,842	(200)	3,505
Cost of sales	(52)	(1,579)	(1,612)	200	(3,043)
GROSS MARGIN	(52)	284	230	—	462
Selling, general and administrative	(53)	(118)	(72)	—	(243)
Pension settlement loss	—	—	(59)	—	(59)
Restructuring costs	(2)	(5)	(9)	—	(16)
Goodwill impairment	—	(15)	—	—	(15)
Other operating income (expense), net	(2)	(2)	3	—	(1)
OPERATING INCOME (LOSS)	(109)	144	93	—	128
Other income (expense), net	36	18	(49)	—	5
Equity in earnings of affiliates	—	36	3	—	39
Interest income (expense), net	(138)	26	7	—	(105)
INCOME (LOSS) BEFORE INCOME TAXES	(211)	224	54	—	67
Provision for income taxes	(2)	2	(1)	—	(1)
Equity income from continuing operations of subsidiaries	278	38	—	(316)	—
INCOME FROM CONTINUING OPERATIONS	65	264	53	(316)	66
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	(2)	(3)	5	(1)
NET INCOME	64	262	50	(311)	65
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$64	$262	$49	$(311)	$64

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (In millions)

	Fiscal Year Ended September 30, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$64	$262	$50	$(311)	$65
Other comprehensive loss	(19)	(61)	(16)	77	(19)
Total comprehensive income	45	201	34	(234)	46
Less: Comprehensive income attributable to noncontrolling interests	2	—	(1)	—	1
Comprehensive income attributable to Meritor, Inc.	$47	$201	$33	$(234)	$47

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (In millions)

	Fiscal Year Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
Sales
External	$—	$1,467	$2,299	$—	$3,766
Subsidiaries	—	142	62	(204)	—
Total sales	—	1,609	2,361	(204)	3,766
Cost of sales	(56)	(1,343)	(2,084)	204	(3,279)
GROSS MARGIN	(56)	266	277	—	487
Selling, general and administrative	(65)	(102)	(91)	—	(258)
Restructuring costs	—	(1)	(9)	—	(10)
Other operating expense, net	(1)	(1)	—	—	(2)
OPERATING INCOME (LOSS)	(122)	162	177	—	217
Other income (expense), net	35	23	(58)	—	—
Equity in earnings of ZF Meritor	—	190	—	—	190
Equity in earnings of affiliates	—	30	8	—	38
Interest income (expense), net	(159)	35	(6)	—	(130)
INCOME (LOSS) BEFORE INCOME TAXES	(246)	440	121	—	315
Provision for income taxes	—	(1)	(30)	—	(31)
Equity income from continuing operations of subsidiaries	525	71	—	(596)	—
INCOME FROM CONTINUING OPERATIONS	279	510	91	(596)	284
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(30)	$(31)	$(12)	$43	$(30)
NET INCOME	249	479	79	(553)	254
Less: Net income attributable to noncontrolling interests	—	—	(5)	—	(5)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$249	$479	$74	$(553)	$249

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (In millions)

	Fiscal Year Ended September 30, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income (loss)	$249	$479	$79	$(553)	$254
Other comprehensive income (loss)	(15)	(54)	25	29	(15)
Total comprehensive income	234	425	104	(524)	239
Less: Comprehensive income attributable to noncontrolling interests	—	—	(5)	—	(5)
Comprehensive income attributable to Meritor, Inc.	$234	$425	$99	$(524)	$234

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (In millions)

	Fiscal Year Ended September 30, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,409	$2,263	$—	$3,672
Subsidiaries	—	136	56	(192)	—
Total sales	—	1,545	2,319	(192)	3,672
Cost of sales	(54)	(1,339)	(2,076)	192	(3,277)
GROSS MARGIN	(54)	206	243	—	395
Selling, general and administrative	(72)	(87)	(94)	—	(253)
Restructuring costs	(3)	(8)	(12)	—	(23)
Pension Settlement losses	(73)	—	(36)	—	(109)
Other operating expense, net	(2)	(1)	—	—	(3)
OPERATING INCOME (LOSS)	(204)	110	101	—	7
Other income (expense), net	39	21	(57)	—	3
Gain on sale of equity investment	—	60	65	—	125
Equity in earnings of affiliates	—	24	18	—	42
Interest income (expense), net	(154)	34	(6)	—	(126)
INCOME (LOSS) BEFORE INCOME TAXES	(319)	249	121	—	51
Provision for income taxes	(1)	(17)	(46)	—	(64)
Equity income from continuing operations of subsidiaries	305	57	—	(362)	—
INCOME FROM CONTINUING OPERATIONS	(15)	289	75	(362)	(13)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(7)	(8)	(237)	245	(7)
NET INCOME	(22)	281	(162)	(117)	(20)
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$(22)	$281	$(164)	$(117)	$(22)

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (In millions)

	Fiscal Year Ended September 30, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$(22)	$281	$(162)	$(117)	$(20)
Other comprehensive income (loss)	181	13	(12)	(1)	181
Total comprehensive income (loss)	159	294	(174)	(118)	161
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive income (loss) attributable to Meritor, Inc.	$159	$294	$(176)	$(118)	$159

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING BALANCE SHEET (In millions)

	September 30, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$73	$6	$114	$—	$193
Receivables, trade and other, net	1	40	420	—	461
Inventories	—	159	179	—	338
Other current assets	4	20	26	—	50
TOTAL CURRENT ASSETS	78	225	739	—	1,042
NET PROPERTY	15	183	221	—	419
GOODWILL	—	219	183	—	402
OTHER ASSETS(1)	61	129	142	—	332
INVESTMENTS IN SUBSIDIARIES	2,354	313	—	(2,667)	—
TOTAL ASSETS	$2,508	$1,069	$1,285	$(2,667)	$2,195
CURRENT LIABILITIES
Short-term debt	$1	$4	$10	$—	$15
Accounts and notes payable	55	213	306	—	574
Other current liabilities	93	83	103	—	279
TOTAL CURRENT LIABILITIES	149	300	419	—	868
LONG-TERM DEBT(1)	1,017	6	13	—	1,036
RETIREMENT BENEFITS	603	—	29	—	632
INTERCOMPANY PAYABLE (RECEIVABLE)	1,365	(1,886)	521	—	—
OTHER LIABILITIES	45	217	43	—	305
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(671)	2,432	235	(2,667)	(671)
NONCONTROLLING INTERESTS	—	—	25	—	25
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,508	$1,069	$1,285	$(2,667)	$2,195

(1)	Prior year amounts have been recast to reflect the early adoption of ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING BALANCE SHEET (In millions)

	September 30, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$71	$5	$171	$—	$247
Receivables, trade and other, net	1	45	564	—	610
Inventories	—	151	228	—	379
Other current assets	9	18	29	—	56
TOTAL CURRENT ASSETS	81	219	992	—	1,292
NET PROPERTY	13	158	253	—	424
GOODWILL	—	277	154	—	431
OTHER ASSETS(1)	58	128	152	—	338
INVESTMENTS IN SUBSIDIARIES	2,185	267	—	(2,452)	—
TOTAL ASSETS	$2,337	$1,049	$1,551	$(2,452)	$2,485
CURRENT LIABILITIES
Short-term debt	$1	$3	$3	$—	$7
Accounts and notes payable	46	230	404	—	680
Other current liabilities	97	87	167	—	351
TOTAL CURRENT LIABILITIES	144	320	574	—	1,038
LONG-TERM DEBT(1)	899	10	39	—	948
RETIREMENT BENEFITS	656	—	119	—	775
INTERCOMPANY PAYABLE (RECEIVABLE)	1,198	(1,736)	538	—	—
OTHER LIABILITIES	52	208	49	—	309
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(612)	2,247	205	(2,452)	(612)
NONCONTROLLING INTERESTS	—	—	27	—	27
TOTAL LIABILITIES AND EQUITY(DEFICIT)	$2,337	$1,049	$1,551	$(2,452)	$2,485

(1)	Prior year amounts have been recast to reflect the early adoption of ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In millions)

	Fiscal Year Ended September 30, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$57	62	(22)	$—	$97
INVESTING ACTIVITIES
Capital expenditures	(4)	(41)	(34)	—	(79)
Proceeds from sale of property	—	—	4	—	4
Cash paid for acquisition of Morganton	—	(16)	—	—	(16)
Net investing cash flows provided by discontinued operations	—	1	3	—	4
CASH USED FOR INVESTING ACTIVITIES	(4)	(56)	(27)	—	(87)
FINANCING ACTIVITIES
Proceeds from debt issuances	225	—	—	—	225
Repayment of notes and term loan	(199)	—	—	—	(199)
Other financing cash flows	—	(5)	(4)	—	(9)
Repurchase of common stock	(55)	—	—	—	(55)
Debt issuance costs	(4)	—	—	—	(4)
Intercompany advances	—	—	—	—	—
CASH USED FOR FINANCING ACTIVITIES	(33)	(5)	(4)	—	(42)
EFFECT OF CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(22)	—	(22)
CHANGE IN CASH AND CASH EQUIVALENTS	2	1	(57)	—	(54)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	71	5	171	—	247
CASH AND CASH EQUIVALENTS AT END OF YEAR	$73	$6	$114	$—	$193

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In millions)

	Fiscal Year Ended September 30, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$245	$34	$(64)	$—	$215
INVESTING ACTIVITIES
Capital expenditures	(4)	(37)	(36)	—	(77)
Net investing cash flows provided by discontinued operations	—	4	3	—	7
CASH USED FOR INVESTING ACTIVITIES	(4)	(33)	(33)	—	(70)
FINANCING ACTIVITIES
Proceeds from debt issuance	225	—	—	—	225
Repayment of notes and term loan	(439)	—	—	—	(439)
Debt issuance costs	(10)	—	—	—	(10)
Other financing cash flows	—	(2)	14	—	12
Intercompany advances	(90)	—	90	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(314)	(2)	104	—	(212)
EFFECT OF CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(4)	—	(4)
CHANGE IN CASH AND CASH EQUIVALENTS	(73)	(1)	3	—	(71)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	144	6	168	—	318
CASH AND CASH EQUIVALENTS AT END OF YEAR	$71	$5	$171	$—	$247

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In millions)

	Fiscal Year Ended September 30, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$34	$(63)	$(67)	$—	$(96)
INVESTING ACTIVITIES
Capital expenditures	(3)	(26)	(25)	—	(54)
Proceeds from sale of equity investment	—	87	95	—	182
Other investing activities	2	1		—	3
Net investing cash flows provided by discontinued operations	—	3	3	—	6
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(1)	65	73	—	137
FINANCING ACTIVITIES
Proceeds from debt issuance	500	—	—	—	500
Repayment of notes and term loan	(475)	—	—	—	(475)
Debt issuance costs	(12)	—	—	—	(12)
Other financing cash flows	—	1	10	—	11
Intercompany advances	7	—	(7)	—	—
CASH PROVIDED BY FINANCING ACTIVITIES	20	1	3	—	24
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(4)	—	(4)
CHANGE IN CASH AND CASH EQUIVALENTS	53	3	5	—	61
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	91	3	163	—	257
CASH AND CASH EQUIVALENTS AT END OF YEAR	$144	$6	$168	$—	$318

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. As of September 30, 2015 and 2014, parent company only obligations included $631 million and $684 million, respectively, of pension and retiree medical benefits (see Notes 20 and 21). All debt is debt of the parent company other than $33 million and $55 million at September 30, 2015, and 2014 respectively (see Note 16) and is primarily related to capital lease obligations and lines of credit. Cash dividends paid to the parent by subsidiaries and investments accounted for by the equity method were $37 million, $5 million, $54 million for 2015, 2014, and 2013, respectively.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based upon that evaluation, the chief executive officer and the chief financial officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Meritor’s management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of its internal control over financial reporting as of September 30, 2015. This evaluation was based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation and the criteria set forth by COSO, Meritor’s management concluded that the internal control over financial reporting maintained by the company, as of September 30, 2015, was effective.

Deloitte & Touche LLP, Meritor’s independent registered public accounting firm, has issued an attestation report on Meritor’s internal control over financial reporting, which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Meritor, Inc.
Troy, Michigan

We have audited the internal control over financial reporting of Meritor, Inc. and subsidiaries (the "Company") as of September 27, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15(a)(2) as of and for the year ended September 27, 2015, of the Company and our report dated November 18, 2015, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/	DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Detroit, Michigan
November 18, 2015

Changes in Internal Control Over Financial Reporting

Management, with the participation of the chief executive officer and chief financial officer, has evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015 and found no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption Election of Directors – Information as to Nominees for Director and Continuing Directors in Meritor’s definitive Proxy Statement for its 2016 Annual Meeting (the “2016 Proxy Statement”), which will be filed within 120 days after Meritor’s fiscal year end. The information required by Item 10 regarding executive officers is set forth in Item 4A of Part I of this Form 10-K. The other information required by Item 10, including regarding the audit committee, audit committee financial expert disclosure and our code of ethics, is incorporated by reference from the information under the captions Code of Ethics, Board of Directors and Committees and Director Qualifications and Nominating Procedures in the 2016 Proxy Statement. Disclosure of delinquent Section 16 filers pursuant to Item 405 of Regulation S-K will not be contained in the 2016 Proxy Statement to the best of registrant’s knowledge.

Item 11. Executive Compensation.

See the information under the captions Director Compensation in Fiscal Year 2015 and Executive Compensation in the 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

See the information under the captions Voting Securities and Ownership by Management of Equity Securities in the 2016 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of September 30, 2015, were as follows:

Plan Category	(column a) Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	(column b) Weighted average exercise price of outstanding options, warrants and rights	(column c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	650,000	$10.32	3,656,118
Equity compensation plans not approved by security holders	—	—	—
Total	650,000	10.32	3,656,118
____________________

1
In addition to stock options, shares of common stock, restricted shares of common stock, restricted share units and performance share units, all of which do not have an exercise price, have been awarded under the Company’s equity compensation plans and were outstanding at September 30, 2015. Weighted average exercise price reported in column (b) does not take these awards into account.

All of the equity compensation plans under which grants are outstanding as shown above were approved by Meritor shareowners.
The following number of shares remained available for issuance under our equity compensation plans at September 30, 2015. Grants may be in the form of any of the listed type of awards.

Plan	Number of shares	Type of award
2010 Long-Term Incentive Plan*	3,656,118	Stock options, stock appreciation rights, stock awards and other stock-based awards
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions Board of Directors and Committees and Certain Relationships and Related Transactions in the 2016 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

See the information under the caption Independent Accountants’ Fees in the 2016 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements (all financial statements listed below are those of the company and its consolidated subsidiaries):

Consolidated Statement of Operations, years ended September 30, 2015, 2014 and 2013.

Consolidated Statement of Comprehensive Income (Loss), years ended September 30, 2015, 2014 and 2013.

Consolidated Balance Sheet, September 30, 2015 and 2014.

Consolidated Statement of Cash Flows, years ended September 30, 2015, 2014 and 2013.

Consolidated Statement of Shareowners' Equity (Deficit), years ended September 30, 2015, 2014 and 2013.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedule for the years ended September 30, 2015, 2014 and 2013.

Page
Schedule II - Valuation and Qualifying Accounts	S-1

Schedules not filed with this Annual Report on Form 10-K are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or related notes.

(3) Exhibits

3-a**	Amended and Restated Articles of Incorporation of Meritor.

3-b
Amended and Restated By-laws of Meritor effective April 28, 2015, filed as Exhibit 3-b-2 to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2015, is incorporated herein by reference.

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

4-a-3
Sixth Supplemental Indenture, dated as of May 31, 2013, to the Indenture, dated as of April 1, 1998, between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee, filed as Exhibit 4 to Meritor's current report on Form 8-K filed on May 31, 2013, is incorporated herein by reference.

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

4-b
Indenture, dated as of March 7, 2006 between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee, filed as Exhibit 4.1 to Meritor's current report on Form 8-K filed on March 9, 2006, is incorporated herein by reference.

4-b-1
First Supplemental Indenture, dated as of June 23, 2006, to the Indenture, dated as of March 7, 2006, between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (including Subsidiary Guaranty dated as of June 23, 2006), filed as Exhibit 4.1 to Meritor's current report on Form 8-K, filed on June 27, 2006, is incorporated herein by reference.

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

10-a-3
Amendment No. 1 to Second Amended and Restated Credit Agreement and Second Amended and Restated Pledge and Security Agreement, dated as of September 12, 2014, among Meritor, AFI, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.1 to Meritor’s Current Report on Form 8-K filed on September 15, 2014, is incorporated herein by reference.

10-a-4
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of May 22, 2015, among Meritor, AFI, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10-a-2 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2015, is incorporated herein by reference.

*10-b	1997 Long-Term Incentives Plan, as amended and restated, filed as Exhibit 10 to Meritor’s Current Report on Form 8-K filed on April 20, 2005, is incorporated herein by reference.

*10-b-1
Form of Option Agreement under the 1997 Long-Term Incentives Plan, filed as Exhibit 10(a) to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998, is incorporated herein by reference.

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

*10-f
2010 Long-Term Incentive Plan, as amended and restated as of January 23, 2014, filed as Exhibit 10-f to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 28, 2014, is incorporated herein by reference.

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

*10-f-6
Form of Restricted Stock Unit Agreement for Employees for grants on or after December 1, 2013 under 2010 Long-Term Incentive Plan, as amended, filed as Exhibit 10-e-9 to the 2013 Form 10-K, is incorporated herein by reference.

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

*10-f-9**	Form of Performance Share Unit Agreement for Employees for grants on or after December 1, 2015 under 2010 Long Term Incentive Plan, as amended.

*10-f-10**	Form of Restricted Share Unit Agreement for Employees for grants on or after December 1, 2015 under 2010 Long Term Incentive Plan, as amended.

*10-g
Incentive Compensation Plan, as amended and restated, effective January 22, 2015, filed as Appendix A to Meritor's Definitive Proxy Statement for the 2015 Annual Meeting of Shareowners of Meritor, is incorporated herein by reference.

*10-h	Deferred Compensation Plan, filed as Exhibit 10-e-1 to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, is incorporated herein by reference.

*10-i	Form of Deferred Share Agreement, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2005, is incorporated herein by reference.

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

10-k-3
Amendment No. 3 dated as of September 28, 2012 to Receivables Purchase Agreement dated as of October 29, 2010, as amended, by and among Meritor Heavy Vehicle Braking Systems (U.S.A.), LLC (formerly known as
 Meritor Heavy Vehicle Braking Systems (USA), Inc.), Meritor Heavy Vehicle Systems, LLC and Meritor Aftermarket USA, LLC, as sellers, Viking Asset Purchaser No 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-m-9 to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, is incorporated herein by reference.

10-k-4
Amendment No. 4 dated as of October 29, 2013 to Receivables Purchase Agreement dated as of October 29, 2010, as amended, by and among Meritor Heavy Vehicle Braking Systems (U.S.A.), LLC, Meritor Heavy Vehicle Systems, LLC and Meritor Aftermarket USA, LLC, as sellers, Viking Asset Purchaser No 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-m-18 to the 2013 Form 10-K, is incorporated herein by reference.

10-k-5
Amendment No. 5 dated as of June 27, 2014 to Receivables Purchase Agreement dated as of October 29, 2010, as amended, by and among Meritor Heavy Vehicle Braking Systems (U.S.A.), LLC, Meritor Heavy Vehicle Systems, LLC and Meritor Aftermarket USA, LLC, as sellers, Viking Asset Purchaser No 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-b-1 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2014, is incorporated herein by reference.

10-k-6
Amendment No. 6 dated as of December 16, 2014 to Receivables Purchase Agreement dated as of October 29, 2010, as amended, by and among Meritor Heavy Vehicle Braking Systems (U.S.A.), LLC, Meritor Heavy Vehicle Systems, LLC and Meritor Aftermarket USA, LLC, as sellers, Viking Asset Purchaser No. 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-b to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2014, is incorporated herein by reference.

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

10-l-4
Extension Letter dated June 23, 2015 from Meritor HVS AB to Viking Asset Purchaser No. 7 IC and Citicorp Trustee Company Limited, filed as Exhibit 10-b to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2015, is incorporated herein by reference.

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

10-p
Fourth Amended and Restated Purchase and Sale Agreement dated June 18, 2012 among Meritor Heavy Vehicle Braking Systems (U.S.A.), LLC, and Meritor Heavy Vehicle Systems, LLC, as originators, Meritor, Inc., as initial servicer, and ArvinMeritor Receivables Corporation, as buyer, filed as Exhibit 10-a to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2012, is incorporated herein by reference.

10-p-1
Letter Agreement relating to Fourth Amended and Restated Receivables Purchase Agreement dated as of December 14, 2012 among Meritor Heavy Vehicle Braking Systems (U.S.A.), LLC, Meritor Heavy Vehicle Systems, LLC, ArvinMeritor Receivables Corporation, Meritor, Inc. and PNC Bank, National Association, filed as Exhibit 10-b to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2012, is incorporated herein by reference.

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

*10-u
Amended and Restated Employment Letter between Meritor, Inc. and Jeffrey A. Craig dated April 29, 2015, filed as Exhibit 10-a-2 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2015, is incorporated herein by reference.

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

*10-z
Letter Agreement dated as of February 1, 2014 between Meritor, Inc. and Sandra J. Quick, filed as Exhibit 10-aa to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 28, 2014, is incorporated herein by reference.

*10-aa
Compensation Letter dated as of April 29, 2015 between Meritor, Inc. and Jeffrey A. Craig, filed as Exhibit 10-a-1 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2015, is incorporated herein by reference.

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
Sandra J. Quick
Senior Vice President, General Counsel and Secretary

Date: November 18, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 18th day of November, 2015 by the following persons on behalf of the registrant and in the capacities indicated.

Ivor J. Evans *	Executive Chairman of the Board and Director

Joseph B. Anderson, Jr., Victoria B. Jackson Bridges,	Directors
Rhonda L. Brooks, Lloyd Trotter,
William J. Lyons,
William R. Newlin, Thomas L. Pajonas*
Jay A. Craig*	Chief Executive Officer and President (Principal Executive Officer) and Director

Kevin A. Nowlan*	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

* By:	/s/ Sandra J. Quick
Sandra J. Quick
Attorney-in-fact **

** By authority of powers of attorney filed herewith.

SCHEDULE II
MERITOR, INC. VALUATION AND QUALIFYING ACCOUNTS For the Year Ended September 30, 2015, 2014, 2013

Description (In millions)	Balance at Beginning of Year	Charged to costs and expenses	Other Deductions		Balance at End of year
Year ended September 30, 2015:
Allowance for doubtful accounts	$6	$3	$—	(a)	$9
Deferred tax asset valuation allowance	1,030	(47)	(22)	(b)	961
Year ended September 30, 2014:
Allowance for doubtful accounts	$9	$(2)	$(1)	(a)	$6
Deferred tax asset valuation allowance	1,166	(89)	(47)	(b)	1,030
Year ended September 30, 2013:
Allowance for doubtful accounts	$7	$3	$(1)	(a)	$9
Deferred tax asset valuation allowance	1,204	44	(82)	(b)	1,166
____________________

(a)	Uncollectible accounts written off.

(b)	Primarily relates to revaluation of defined pension and retiree medical obligations.