Form 10-K/A
period 2015-09-30
MERITOR INC
filed 2015-12-14
CIK 1113256

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
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on March 27, 2015 (the last business day of the most recently completed second fiscal quarter) was approximately $1,163,098,759.

91,329,815 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on December 10, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on January 28, 2016 is incorporated by reference into Part III.

EXPLANATORY NOTE - AMENDMENT

Meritor, Inc. (“Meritor”) is filing this Amendment No.1 on Form 10-K/A (this "Form 10-K/A") to include in its Annual Report on Form 10-K for the fiscal year ended September 27, 2015 (the “Annual Report”), pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, financial statements and related notes of Meritor WABCO Vehicle Control Systems ("MWVCS") in which Meritor owns a 50% interest.
Rule 3-09 of Regulation S-X provides that if a 50% or less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate annual financial statements for such 50% or less-owned person corresponding to the periods covered by the financial statements of Meritor included in the Annual Report shall be filed. Such statements are required to be audited only for the years in which such person met such test. If the 50 percent or less owned person is not an accelerated filer, the required financial statements may be filed as an amendment to the report.
Meritor has included in this Form 10-K/A the audited financial statements of MWVCS for the 2015, 2014 and 2013 fiscal years. MWVCS, which is not an accelerated filer, met the significance test for the 2015 and 2013 fiscal years and Meritor is required to file audited financial statements of MWVCS as of and for the fiscal years ended September 27, 2015 and September 29, 2013. MWVCS did not meet the significance test for fiscal year 2014, therefore, MWVCS statements are required to be included for that period but are not required to be audited. However, MWVCS was audited for the 2014 fiscal year and as those audited statements are available they are included in this Form 10-K/A as audited.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements, Financial Statement Schedules and Exhibits.
(1) Financial Statements.

Meritor
The following financial statements and related notes were filed as part of the Annual Report filed with the SEC on November 18, 2015 (all financial statements listed below are those of the company and its consolidated subsidiaries):
Consolidated Statement of Operations, years ended September 30, 2015, 2014 and 2013.
Consolidated Statement of Comprehensive Income (Loss), years ended September 30, 2015, 2014 and 2013.
Consolidated Balance Sheet, September 30, 2015 and 2014.
Consolidated Statement of Cash Flows, years ended September 30, 2015, 2014 and 2013.
Consolidated Statement of Equity (Deficit), years ended September 30, 2015, 2014 and 2013.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.

Meritor WABCO Vehicle Control Systems
The following financial statements and related notes of Meritor WABCO Vehicle Control Systems are included in this Amendment No. 1 on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:
Balance Sheets, September 30, 2015 and 2014.
Statements of Net Income, years ended September 30, 2015, 2014 and 2013.
Statement of Cash Flows, years ended September 30, 2015, 2014 and 2013.
Independent Auditors’ Report.

Meritor WABCO Vehicle Control Systems

Financial Statements
as of
September 30, 2015 and 2014, and for the Years Ended September 30, 2015, 2014, and 2013 , and Independent Auditors' Report

INDEPENDENT AUDITORS’ REPORT
To Meritor WABCO Vehicle Control Systems:
We have audited the accompanying financial statements of Meritor WABCO Vehicle Control Systems (the "Company"), which comprise the balance sheets as of September 30, 2015 and 2014, and the related statements of net income and cash flows for each of the three years in the period ended September 30, 2015, and the related notes to the financial statements.

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

Auditors’ Responsibility

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2015, in accordance with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Detroit, Michigan
December 14, 2015

MERITOR WABCO VEHICLE CONTROL SYSTEMS
BALANCE SHEETS AS OF SEPTEMBER 30, 2015 AND 2014

	2015	2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,414,628	$4,982,861

Accounts Receivable:
Trade -- net of allowance for doubtful accounts of $35,283 and $40,765 as of September 30, 2015 and 2014, respectively	30,182,012	24,904,495
Related parties:
Meritor Brake Systems, Inc.	9,643,726	7,053,900
WABCO Automotive Control Systems, Inc.	335,184	659,191
Inventories	47,794,531	39,818,161
Prepaid and other current assets	171,362	235,190
Total current assets	92,541,443	77,653,798

PROPERTY AND EQUIPMENT:
Machinery and equipment	5,575,093	5,495,053
Autos and trailers	2,022,947	1,588,793
Furniture and fixtures	5,717,713	5,415,161
Facility improvements	1,344,863	1,341,263
Construction in progress	351,371	15,660
Total Property and equipment	15,011,987	13,855,930
Less accumulated depreciation	(12,625,802)	(11,697,540)
Property and equipment - net	2,386,185	2,158,390

OTHER ASSETS - Warranty recoveries:
Vendor responsibility	48,757	50,921
WABCO Automotive Control Systems, Inc.	3,491,458	4,796,653
TOTAL	$98,467,843	$84,659,762

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:

Accounts payable:
Trade	$4,679,131	$2,644,266
Related parties:
Meritor Brake Systems, Inc.	4,741,393	4,653,970
WABCO Automotive Control Systems, Inc.	32,532,869	29,174,005
Accrued liabilities:
Warranty and policy	6,944,104	7,212,620
Compensation	1,268,021	1,673,900
Customer incentives	616,396	675,612
Other	880,524	1,942,825
Total current liabilities	51,662,438	47,977,198

CONTINGENCIES AND COMMITMENTS (Note 7)

OTHER LIABILITIES - Warranty and policy	5,631,493	6,618,048

PARTNERS' CAPITAL:
Meritor Brake Systems, Inc.	20,586,956	15,032,258
WABCO Automotive Control Systems, Inc.	20,586,956	15,032,258
Total partners' capital	41,173,912	30,064,516

TOTAL	$98,467,843	$84,659,762
See notes to financial statements.

MERITOR WABCO VEHICLE CONTROL SYSTEMS
STATEMENTS OF NET INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2015, 2014, AND 2013

	2015	2014	2013

NET SALES	$361,629,354	$321,571,051	$266,493,848
COST OF GOODS SOLD	278,275,729	253,614,234	210,882,615
GROSS PROFIT	83,353,625	67,956,817	55,611,233

OPERATING EXPENSES:
Services purchased from related parties:
Salary and benefits	12,036,040	11,352,788	10,442,690
Selling and promotion	2,881,268	2,597,979	2,166,894
Research and development	2,051,790	1,404,276	1,778,832
Rent	410,382	407,951	409,538
Other	553,579	606,276	643,943
Total services purchased from related parties	17,933,059	16,369,270	15,441,897

Selling and promotion	1,159,939	1,288,150	886,611
Travel	908,195	914,976	836,201
Other purchased services	3,301,615	3,401,328	3,400,519
Depreciation and amortization	233,902	184,695	182,680
Other operating expenses	2,239,794	2,862,715	2,640,105
Total operating expenses	25,776,504	25,021,134	23,388,013
INCOME FROM OPERATIONS	57,577,121	42,935,683	32,223,220

OTHER INCOME (LOSS)	532,275	553,669	(417,920)

NET INCOME	$58,109,396	$43,489,352	$31,805,300

See notes to financial statements.

MERITOR WABCO VEHICLE CONTROL SYSTEMS
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2015, 2014, AND 2013

	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,109,396	$43,489,352	$31,805,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	937,907	871,303	707,378
Changes in assets and liabilities (used in) provided by cash:
Trade and related-party accounts receivable	(7,543,336)	(3,441,238)	(3,400,794)
Inventories	(7,976,370)	1,385,365	4,387,111
Prepaid and other current assets and warranty recoveries	1,371,187	(2,630,428)	331,922
Trade and related-party accounts payable	5,481,152	1,452,615	1,818,890
Accrued liabilities	(2,782,467)	3,845,625	(859,474)
Net cash provided by operating activities	47,597,469	44,972,594	34,790,333

CASH FLOWS FROM INVESTING ACTIVITIES - Acquisition of property and equipment	(1,165,702)	(750,139)	(818,678)
Net cash used in investing activities	(1,165,702)	(750,139)	(818,678)

CASH FLOWS FROM FINANCING ACTIVITIES - Partners' distributions:
Meritor Brake Systems, Inc.	(23,500,000)	(22,500,000)	(15,500,000)
WABCO Automotive Control Systems, Inc.	(23,500,000)	(22,500,000)	(15,500,000)
Net cash used in financing activities	(47,000,000)	(45,000,000)	(31,000,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(568,233)	(777,545)	2,971,655
CASH AND CASH EQUIVALENTS - Beginning of the year	4,982,861	5,760,406	2,788,751
CASH AND CASH EQUIVALENTS - End of the year	$4,414,628	$4,982,861	$5,760,406

See notes to financial statements.

MERITOR WABCO VEHICLE CONTROLS SYSTEMS

NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015 AND 2014, AND FOR THE YEARS ENDED SEPTEMBER 30, 2015, 2014, AND 2013
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories - Inventories are stated at the lower of cost or market, using standard costing, which approximates actual cost on a first‑in, first‑out basis. Inventory at September 30, 2015 and 2014 consists principally of components held for resale and includes approximately $17,187,239 and $17,948,187, respectively, of inventory inbound to the Company, for which risk of loss has transferred to the Company.
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
Warranty - A majority of warranty claims are the responsibility of the product supplier, WABCO, and other product suppliers. The Company processes claims on behalf of the product suppliers. However, under a contractual arrangement with WABCO, the reimbursement to the Company of such warranty claims is based on a combination of a flat rate (0.85%) of current year purchases from the product supplier and campaign recoveries from the product supplier. Campaign recoveries are based on the expected claims to be received. As a result of these agreements, the Company incurs warranty expense when the recoveries do not cover the amount of warranty claims processed or expected. Warranty accruals are recorded based on historical claims paid during the warranty period, as a percentage of sales in the year the sale is made. Warranty claim payments have historically been highest in the year directly following the build year. This is partially due to the fact that certain products are sold with two‑year warranty policies. Products that have longer warranty presentation periods have also trended closer to two years, as opposed to three, for recent build years.

The amounts deemed recoverable from all product suppliers are $7,835,308 and $10,178,365 as of September 30, 2015 and 2014, respectively. The current portion of the expected recoveries, $4,295,093 and $5,330,791 is reflected as an offset to accounts payable as of September 30, 2015 and 2014, respectively, while the noncurrent portion of the expected recoveries, $3,540,215 and $4,847,574 is a receivable as of September 30, 2015 and 2014, respectively.
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

3. RELATED-PARTY TRANSACTIONS

The Company has no employees, but purchases employee and other services from the Partners. Total expenses for services from related parties during the years ended September 30, 2015, 2014, and 2013, recorded in cost of goods sold and other operating expenses were as follows:

	2015	2014	2013

Meritor	$27,302,046	$25,270,824	$21,353,768
WABCO	3,213,277	3,009,636	3,049,006

Total	$30,515,323	$28,280,460	$24,402,774

Additionally, during the years ended September 30, 2015, 2014, and 2013, the Company recorded transactions of approximately $232,088,071, $204,371,222, and $165,817,779, respectively, which primarily relate to purchases of productive inventory from WABCO. Also, the Company recorded sales of approximately $89,356,713, $86,085,550, and $69,034,437, respectively, primarily to Meritor.
The Company purchases a significant portion of productive inventory from related parties in Europe. All purchases are denominated in U.S. dollars. The Company has an agreement with certain of these related parties, whereby if the difference between the currency exchange rate at the time of purchase and an agreed‑upon currency exchange rate exceeds 3%, the purchase price is adjusted so that the currency exchange effect exceeding 3% is shared equally by both parties. The Company and the related parties settle all transactions on a monthly basis. The Company records the purchase price adjustments in cost of goods sold which were approximately $3,306,019 in 2015, mostly due to the fluctuation of the Euro. The affect was insignificant in 2014 and 2013.

4. SALES AND ACCOUNTS RECEIVABLE TO MAJOR CUSTOMERS

The Company had significant sales to three unrelated major customers in 2015, 2014, and 2013. Sales made to these customers as a percentage of total sales made by the Company during 2015, 2014, and 2013, are disclosed in the table below. In addition, accounts receivable from these customers as of September 30, 2015 and 2014 (dollars in millions), are disclosed in the table below.

	2015			2014			2013
Customer	Percentage of Total Sales	Sales	Accounts Receivable	Percentage of Total Sales	Sales	Accounts Receivable	Percentage of Total Sales	Sales

1	35%	$126	$6	33%	$107	$5	32%	$84
2	6	23	7	6	19	6	6	17
3	6	23	2	5	16	2	4	12

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
The changes in the total carrying amount of the Company’s warranty and policy liability for the years ended September 30, 2015, 2014, and 2013 are shown below.

	2015	2014	2013

Balance - beginning	$13,830,668	$8,485,322	$7,577,293
Accrual for product warranty	7,402,197	7,853,953	4,844,194
Payments	(8,884,152)	(9,019,626)	(6,638,539)
Changes in estimates	226,884	6,511,019	2,702,374
Balance - ending	$12,575,597	$13,830,668	$8,485,322

6. PARTNERS’ CAPITAL

The summary of Partners’ capital accounts for the years ended September 30, 2015, 2014, and 2013, is as follows:

	Meritor	WABCO	Total

Balance - September 2012	$15,384,932	$15,384,932	$30,769,864
Net income for the year	15,902,650	15,902,650	31,805,300
Distributions	(15,500,000)	(15,500,000)	(31,000,000)
Balance - September 30, 2013	15,787,582	15,787,582	31,575,164

Net income for the year	21,744,676	21,744,676	43,489,352
Distributions	(22,500,000)	(22,500,000)	(45,000,000)
Balance - September 30, 2014	15,032,258	15,032,258	30,064,516

Net income for the year	29,054,698	29,054,698	58,109,396
Distributions	(23,500,000)	(23,500,000)	(47,000,000)
Balance - September 30, 2015	$20,586,956	$20,586,956	$41,173,912

7. COMMITMENTS

The Company leases its principal operating facility, a warehouse located in Hebron, Kentucky. The lease commenced on October 1, 1999, with options to renew at the end of the lease term. The initial lease term was for a period of five years. In 2004, the Company extended its lease for an additional five years. In 2008, an agreement was reached with the lessor, and an addendum to the lease agreement was executed. Effective November 1, 2008, the Company reduced its leased premises by 16,910 square feet. Terms of this renegotiated lease are 60 months beginning November 1, 2009, and ending October 31, 2014. In 2014, an addendum to the lease agreement was executed on January 1, 2014. Terms of the re-negotiated lease are 50 months beginning November 1, 2014 and ending November 30, 2018. The lease agreement requires current monthly rentals plus the tenant’s share of property taxes and operating expenses. In addition, the Company leases office space in Troy, Michigan from one of the joint venture partners on a month‑to‑month basis. Lease payments are made monthly. Total rental expense under these agreements, plus various vehicle and equipment leases was approximately $1,267,711, $1,276,052, and $1,169,978, for the years ended September 30, 2015, 2014, and 2013, respectively.
Future minimum lease payments for the years ending September 30 are as follows:

Years Ending September 30,

2016	$436,138
2017	446,133
2018	447,041
2019	74,507
Total	$1,403,819

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
As of September 30, 2015 and 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis. These consist of investments in money market mutual funds recorded within cash and cash equivalents. These funds are valued at the daily closing price as reported by the fund. The mutual funds held by the Company are deemed to be actively traded.
Assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2015, were as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$4,414,628	$—	$—

Assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2014, were as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Cash equivalents - money market mutual funds	$4,982,861	$—	$—

There were no financial assets or liabilities carried at fair value on a nonrecurring basis as of September 30, 2015 and 2014.
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
We evaluate the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets. For the years ended September 30, 2015, 2014, and 2013, there were no transfers between levels.

9. SUBSEQUENT EVENTS

No events have occurred after September 30, 2015, but before December 14, 2015, the date the financial statements were available to be issued.

2
Financial Statement Schedule for the years ended September 30, 2015, 2014 and 2013. The following schedule was filed as part of the Annual Report filed with the SEC on November 18, 2015

Schedule II - Valuation and Qualifying Accounts

Schedules not filed with the Annual Report or this Form 10-K/A are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or related notes.

(3) Exhibits

3-a
Amended and Restated Articles of Incorporation of Meritor, filed as Exhibit 3-a to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 27, 2015 (the “2015 Form 10-K”), is incorporated herein by reference.

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

*10-f-9
Form of Performance Share Unit Agreement for Employees for grants on or after December 1, 2015 under 2010 Long-Term Incentive Plan, as amended, filed as Exhibit 10-f-9 to the 2015 Form 10-K, is incorporated herein by reference.

*10-f-10
Form of Restricted Share Unit Agreement for Employees for grants on or after December 1, 2015 under 2010 Long-Term Incentive Plan, as amended, filed as Exhibit 10-f-10 to the 2015 Form 10-K, is incorporated herein by reference.

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

12	Computation of ratio of earnings to fixed charges, filed as Exhibit 12 to the 2015 Form 10-K, is incorporated herein by reference.

21	List of Subsidiaries of Meritor, Inc., filed as Exhibit 21 to the 2015 Form 10-K, is incorporated herein by reference.

23-a	Consent of Sandra J. Quick, Esq., Senior Vice President, General Counsel and Secretary, filed as Exhibit 23-a to the 2015 Form 10-K, is incorporated herein by reference.

23-b	Consent of Deloitte & Touche LLP, independent registered public accounting firm, filed as Exhibit 23-b to the 2015 Form 10-K, is incorporated herein by reference.

23-c	Consent of Bates White LLC., filed as Exhibit 23-c to the 2015 Form 10-K, is incorporated herein by reference.

23-d**	Consent of Deloitte & Touche LLP, independent auditors, relating to the financial statements of Meritor WABCO Vehicle Control Systems.

24
Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of Meritor, filed as Exhibit 24 to the 2015 Form 10-K, is incorporated herein by reference.

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

Date: December 14, 2015

MERITOR, INC.

By:	/s/ Kevin A. Nowlan
Kevin A. Nowlan
Senior Vice President and Chief Financial Officer

Date: December 14, 2015