Form 10-Q
period 2016-01-03
MERITOR INC
filed 2016-02-04
CIK 1113256

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 3, 2016
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
91,366,352 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on January 3, 2016.

MERITOR, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended December 31,
	2015	2014
	(Unaudited)
Sales	$809	$879
Cost of sales	(705)	(764)
GROSS MARGIN	104	115
Selling, general and administrative	(56)	(65)
Restructuring costs	(1)	(3)
Other operating income, net	—	1
OPERATING INCOME	47	48
Other income, net	1	2
Equity in earnings of affiliates	10	9
Interest expense, net	(22)	(19)
INCOME BEFORE INCOME TAXES	36	40
Provision for income taxes	(7)	(7)
INCOME FROM CONTINUING OPERATIONS	29	33
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2)	(3)
NET INCOME	27	30
Less: Net income attributable to noncontrolling interests	(1)	(1)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$26	$29
NET INCOME ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$28	$32
Loss from discontinued operations	(2)	(3)
Net income	$26	$29
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.30	$0.33
Discontinued operations	(0.02)	(0.03)
Basic earnings per share	$0.28	$0.30
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.30	$0.32
Discontinued operations	(0.02)	(0.03)
Diluted earnings per share	$0.28	$0.29

Basic average common shares outstanding	92.5	97.9
Diluted average common shares outstanding	94.3	101.2

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended December 31,
	2015	2014
	(Unaudited)
Net income	$27	$30
Other comprehensive income (loss):
Foreign currency translation adjustments:
Attributable to Meritor, Inc.	(6)	(34)
Attributable to noncontrolling interest	—	(1)
Other reclassification adjustment	—	1
Pension and other postretirement benefit related adjustments	9	12
Unrealized gain (loss) on investments and foreign exchange contracts	3	(1)
Other comprehensive income (loss), net of tax	6	(23)
Total comprehensive income	33	7
Less: Comprehensive income attributable to noncontrolling interest	(1)	—
Comprehensive income attributable to Meritor, Inc.	$32	$7

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2015	September 30, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$128	$193
Receivables, trade and other, net	357	461
Inventories	367	338
Other current assets	54	50
TOTAL CURRENT ASSETS	906	1,042
NET PROPERTY	414	419
GOODWILL	399	402
OTHER ASSETS	331	332
TOTAL ASSETS	$2,050	$2,195
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$74	$15
Accounts and notes payable	470	574
Other current liabilities	244	279
TOTAL CURRENT LIABILITIES	788	868
LONG-TERM DEBT	981	1,036
RETIREMENT BENEFITS	619	632
OTHER LIABILITIES	315	305
TOTAL LIABILITIES	2,703	2,841
COMMITMENTS AND CONTINGENCIES (See Note 20)
EQUITY (DEFICIT):
Common stock (December 31, 2015 and September 30, 2015, 99.5 and 98.8 shares issued and 91.4 and 94.6 shares outstanding, respectively)	99	99
Additional paid-in capital	868	865
Accumulated deficit	(788)	(814)
Treasury stock, at cost (December 31, 2015 and September 30, 2015, 8.1 and 4.2 shares, respectively)	(98)	(55)
Accumulated other comprehensive loss	(760)	(766)
Total deficit attributable to Meritor, Inc.	(679)	(671)
Noncontrolling interests	26	25
TOTAL DEFICIT	(653)	(646)
TOTAL LIABILITIES AND DEFICIT	$2,050	$2,195

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Three Months Ended December 31,
	2015	2014
	(Unaudited)
OPERATING ACTIVITIES
CASH USED FOR OPERATING ACTIVITIES (See Note 9)	$(5)	$(9)
INVESTING ACTIVITIES
Capital expenditures	(22)	(12)
Other investing activities	1	—
Net investing cash flows provided by discontinued operations	3	—
CASH USED FOR INVESTING ACTIVITIES	(18)	(12)
FINANCING ACTIVITIES
Repurchase of common stock	(43)	—
Other financing activities	1	(4)
CASH USED FOR FINANCING ACTIVITIES	(42)	(4)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	(8)
CHANGE IN CASH AND CASH EQUIVALENTS	(65)	(33)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	193	247
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$128	$214

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning balance at September 30, 2015	$99	$865	$(814)	$(55)	$(766)	$(671)	$25	$(646)
Comprehensive income	—	—	26	—	6	32	1	33
Equity based compensation expense	—	3	—	—	—	3	—	3
Repurchase of common stock	—	—	—	(43)	—	(43)	—	(43)
Ending Balance at December 31, 2015	$99	$868	$(788)	$(98)	$(760)	$(679)	$26	$(653)

Beginning balance at September 30, 2014	$97	$918	$(878)	$—	$(749)	$(612)	$27	$(585)
Comprehensive income (loss)	—	—	29	—	(22)	7	—	7
Vesting of restricted stock	1	(1)	—		—	—	—	—
Equity based compensation expense	—	2	—		—	2	—	2
Ending Balance at December 31, 2014	$98	$919	$(849)	$—	$(771)	$(603)	$27	$(576)

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
In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, for the fiscal year ended September 30, 2015, as amended. The quarter end condensed balance sheet data was derived from audited financial statements but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended December 31, 2015 are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30. The first quarter of fiscal years 2016 and 2015 ended on January 3, 2016 and December 28, 2014, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and December 31 are used consistently throughout this report to represent the fiscal year end and first fiscal quarter end, respectively.
2. Earnings per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted shares, restricted share units, performance share unit awards, and convertible securities, if applicable.
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended December 31,
	2015	2014
Basic average common shares outstanding	92.5	97.9
Impact of restricted shares, restricted share units and performance share units	1.8	2.3
Impact of stock options	—	0.1
Impact of convertible notes	—	0.9
Diluted average common shares outstanding	94.3	101.2

In November 2015, the Board of Directors approved a grant of performance share units to all executives eligible to participate in the long-term incentive plan. Each performance share unit represents the right to receive one share of common stock or its cash equivalent upon achievement of certain performance and time vesting criteria. The fair value of each performance share unit is $10.51, which was the company’s share price on the grant date of December 1, 2015. The Board of Directors also approved a grant of 0.5 million restricted share units to these executives. The restricted share units vest at the earlier of three years from the date of grant or upon termination of employment with the company under certain circumstances. The fair value of each restricted share unit is $10.51, which was the company's share price on the grant date of December 1, 2015.
The actual number of performance share units that will vest depends upon the company’s performance relative to the established performance metrics for the three-year performance period of October 1, 2015 to September 30, 2018, measured at the end of the

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

performance period. The number of performance share units will depend on Adjusted EBITDA margin and Adjusted diluted earnings per share from continuing operations at the following weights: 50% associated with achieving an Adjusted EBITDA margin target and 50% associated with achieving an Adjusted diluted earnings per share from continuing operations target. The number of performance share units that vest will be between 0% and 200% of the grant date amount of 0.7 million performance share units.
In November 2014, the Board of Directors approved a grant of performance share units to all executives eligible to participate in the long-term incentive plan. Each performance share unit represents the right to receive one share of common stock or its cash equivalent upon achievement of certain performance and time vesting criteria. The fair value of each performance share unit is $13.74, which was the company’s share price on the grant date of December 1, 2014. The Board of Directors also approved a grant of 0.4 million restricted share units to these executives. The restricted share units vest at the earlier of three years from the date of grant or upon termination of employment with the company under certain circumstances. The fair value of each restricted share unit is $13.74, which was the company’s share price on the grant date of December 1, 2014.
The actual number of performance share units that will vest depends upon the company’s performance relative to the established performance metrics for the three-year performance period of October 1, 2014 to September 30, 2017, measured at the end of the performance period. The number of performance share units will depend on Adjusted EBITDA margin and Adjusted diluted earnings per share from continuing operations at the following weights: 75% associated with achieving an Adjusted EBITDA margin target and 25% associated with achieving an Adjusted diluted earnings per share from continuing operations target. The number of performance share units that vest will be between 0% and 200% of the grant date amount of 0.6 million performance share units.
In November 2013, the Board of Directors approved a grant of performance share units to all executives eligible to participate in the long-term incentive plan. Each performance share unit represents the right to receive one share of common stock or its cash equivalent upon achievement of certain performance and time vesting criteria. The fair value of each performance share unit is $7.97, which was the company’s share price on the grant date of December 1, 2013.
The actual number of performance share units that will vest depends upon the company’s performance relative to the established M2016 goals for the three-year performance period of October 1, 2013 to September 30, 2016, measured at the end of the performance period. The number of performance share units will depend on meeting the established M2016 goals at the following weights: 50% associated with achieving an Adjusted EBITDA margin target, 25% associated with achieving a net debt including retirement benefit liabilities target, and 25% associated with achieving an incremental booked revenue target. The number of performance share units that vest will be between 0% and 200% of the grant date amount of 1.8 million performance share units including incremental share units that were issued subsequent to the December 1, 2013 grant date. There were 0.9 million and 0.6 million shares related to these performance share units included in the diluted earnings per share calculation for the three months ended December 31, 2015 and December 31, 2014, respectively, as certain payout thresholds were achieved in the first quarter of fiscal year 2016 relative to the Adjusted EBITDA, net debt reduction and incremental booked revenue targets.
For the three months ended December 31, 2015, the dilutive impact of previously issued restricted shares, restricted share units, and performance share units was 1.8 million, compared to 2.3 million share units for the same period in the prior fiscal year. For the three months ended December 31, 2015, compensation cost related to restricted shares, restricted share units, performance share units and stock options was $3 million, compared to $2 million for the three months ended December 31, 2014.
For each of the three month period ended December 31, 2015 and December 31, 2014, options to purchase 0.3 million shares of common stock were excluded in the computation of diluted earnings per share because their exercise price exceeded the average market price for the periods and thus their inclusion would be anti-dilutive.
For the three months ended December 31, 2015 the company’s convertible senior unsecured notes were excluded from the computation of diluted earnings per share, as the company’s average stock price during this period was less than conversion price for the notes. For the three months ended December 31, 2014, 0.9 million shares were included in the computation of diluted earnings per share because the average stock price during this period exceeded the conversion price for the 7.875 percent convertible notes due 2026.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. New Accounting Standards
Accounting standards to be implemented
In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The company does not expect a material impact on its consolidated financial statements from adoption of this guidance.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, as part of its Simplification Initiative, which updates Income Taxes (Topic 740) guidance to eliminate the requirement for an entity to separate deferred tax liabilities and tax assets between current and noncurrent amounts in a classified balance sheet. Deferred taxes will be presented as noncurrent under the new standard. The guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. The company is assessing the potential impact of this new guidance on its consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which provides guidance about management's responsibility in evaluating whether there is substantial doubt relating to an entity’s ability to continue as a going concern and to provide related footnote disclosures as applicable. ASU 2014-15 is effective for the interim and annual periods ending after December 15, 2016. Early adoption is permitted. The company does not expect a material impact on its consolidated financial statements from adoption of this guidance.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After the Requisite Service Period. This guidance requires that an award with a performance target that affects vesting, and that could be achieved after the requisite service period, such as when an employee retires, but may still vest if and when the performance target is achieved, be treated as an award with performance conditions that affect vesting and the company apply existing guidance under ASC Topic 718, Compensation - Stock Compensation. The guidance is effective for fiscal years beginning after December 15, 2015 and may be applied either prospectively or retrospectively. The company is assessing the potential impact of this new guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service and requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 was originally effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein. In August 2015, the FASB issued a deferral of ASU 2014-09 of one year making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption but not before the original effective date. The company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2018 and is currently evaluating the potential impact of this new guidance on its consolidated financial statements.
Accounting standards implemented during fiscal year 2016
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which updates Business Combination (Topic 805) guidance to eliminate the requirement to restate prior period financial statements for measurement period adjustments. The guidance should be applied prospectively to measurement period adjustments that occur after the effective date. The guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The company adopted this standard in the first quarter of the fiscal year 2016. This guidance did not have a material impact on the company's consolidated financial statements.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The guidance also requires new disclosure of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This guidance is effective for fiscal periods beginning beginning after December 15, 2014, and is to be applied prospectively. The company adopted this guidance in the first quarter of fiscal year 2016. The impact of this new guidance on the company's consolidated financial statements is dependent upon future business divestitures. Previous divestitures and amounts currently included in discontinued operations were not impacted.
4. Discontinued Operations
Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended December 31,
	2015	2014
Sales	$—	$—

Loss before income taxes	$(3)	$(3)
Benefit from income taxes	1	—
Loss from discontinued operations attributable to Meritor, Inc.	$(2)	$(3)
Loss from discontinued operations attributable to the company for the three months ended December 31, 2015 was primarily related to changes in estimates related to legal costs incurred in connection with a previously divested business. Loss from discontinued operations during the first quarter of fiscal 2014 was primarily related to the company's former Mascot business.
Total discontinued operations assets as of December 31, 2015 and September 30, 2015 were $2 million and $4 million, respectively, and total discontinued operations liabilities as of December 31, 2015 and September 30, 2015 were $9 million and $10 million, respectively.
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
A summary of the changes in the carrying value of goodwill by the company’s two reportable segments are presented below (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Total
Beginning balance at September 30, 2015	$239	$163	$402
Foreign currency translation	(2)	(1)	(3)
Balance at December 31, 2015	$237	$162	$399

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
At December 31, 2015 and September 30, 2015, $9 million and $10 million, respectively, of restructuring reserves, primarily related to unpaid employee termination benefits attributable to the company's Commercial Truck & Industrial segment, remain in the condensed consolidated balance sheet. The changes in restructuring reserves for the three months ended December 31, 2015 and 2014 are as follows (in millions):

Employee Termination Benefits
Beginning balance at September 30, 2015	$10
Activity during the period:
Charges to continuing operations	1
Cash payments – continuing operations	(2)
Total restructuring reserves at December 31, 2015	9
Less: non-current restructuring reserves	(2)
Restructuring reserves – current, at December 31, 2015	$7

Balance at September 30, 2014	$11
Activity during the period:
Charges to continuing operations	3
Cash payments – continuing operations	(1)
Other	(1)
Total restructuring reserves at December 31, 2014	12
Less: non-current restructuring reserves	(2)
Restructuring reserves – current, at December 31, 2014	$10
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
Income tax expense (benefit) is allocated between continuing operations, discontinued operations and other comprehensive income ("OCI"). Such allocation is applied by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as discontinued operations or OCI, income tax expense is allocated to the other sources of income, with a related benefit recorded in continuing operations.
In prior years, the company established valuation allowances against its U.S. net deferred tax assets and the net deferred tax assets of its 100-percent-owned subsidiaries in France, U.K. and certain other countries. In evaluating its ability to recover these net deferred tax assets, the company utilizes a consistent approach which considers its historical operating results, including an assessment of the degree to which any gains or losses are driven by items that are unusual in nature, and tax planning strategies. In addition, the company reviews changes in near-term market conditions and other factors that impact future operating results. Continued improvement in the company’s operating results could lead to reversal of some or all of these valuation allowances in the future. However, the company continues to maintain the valuation allowances in these jurisdictions, as the company believes the negative evidence that it will be able to recover these net deferred tax assets continues to outweigh the positive evidence.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Although the company was profitable in the U.S. in 2014 and 2015, it has not generated enough positive evidence to warrant a reversal of the U.S. valuation allowance, so it continues to record a full valuation allowance against the U.S. net deferred tax assets. The weight of negative evidence related to cumulative losses continues to decrease, however, the company believes that the objectively-measured negative evidence outweighs the subjectively-determined positive evidence.
For the three months ended December 31, 2015, the company had approximately $11 million of net pre-tax income compared to $12 million of net pre-tax income in the same period in fiscal year 2015 in tax jurisdictions in which tax expense is not recorded. Income arising from these jurisdictions resulted in an adjustment to the valuation allowance, rather than an adjustment to income tax expense.
8. Accounts Receivable Factoring and Securitization
     Off-balance sheet arrangements
Swedish Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo through one of its European subsidiaries. Under this arrangement, which terminates on June 28, 2016, the company can sell up to, at any point in time, €150 million ($164 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €150 million ($164 million) and €108 million ($121 million) of this accounts receivable factoring facility as of December 31, 2015 and September 30, 2015, respectively.
U.S. Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its U.S. subsidiaries through one of its U.S. subsidiaries. Under this arrangement, which terminates on February 28, 2016, the company can sell up to, at any point in time, €65 million ($71 million) of eligible trade receivables. The company is working to extend this arrangement before its current maturity date. In December 2014, the company amended this agreement to allow for the sale of trade receivables to exceed Nordea Bank’s commitment at Nordea Bank’s discretion. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €81 million ($89 million) and €74 million ($83 million) of this accounts receivable factoring facility as of December 31, 2015 and September 30, 2015, respectively. As of the end of the first quarter of fiscal year 2016, the company had utilized more than the committed eligible trade receivable amount of €65 million ($71 million) based on approval from the bank.
     The above facilities are backed by 364-day liquidity commitments from Nordea Bank which extend through May 2016. The commitments are subject to standard terms and conditions for these types of arrangements.
     United Kingdom Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. Under this arrangement, which expires in February 2018, the company can sell up to, at any point in time, €25 million ($27 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €9 million ($10 million) and €8 million ($8 million) of this accounts receivable factoring facility as of December 31, 2015 and September 30, 2015, respectively. The agreement is subject to standard terms and conditions for these types of arrangements, including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
     Italy Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement, which expires in June 2017, the company can sell up to, at any point in time, €30 million ($33 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €28 million ($31 million) and €22 million ($24 million) of this accounts receivable factoring facility as of December 31, 2015 and September 30, 2015, respectively. The agreement is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
     In addition to the above facilities, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the condensed consolidated balance sheet. The amount of factored receivables excluded from accounts receivable was $9 million and $18 million at December 31, 2015 and September 30, 2015, respectively.
     Total costs associated with all of the off-balance sheet arrangements described above were $2 million in the three months ended December 31, 2015 and 2014, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     On-balance sheet arrangements
The company has a $100 million U.S. accounts receivables securitization facility. On December 4, 2015, the company entered into an amendment which extends the facility expiration date to December 4, 2018. The maximum permitted priority-debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company’s U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the condensed consolidated balance sheet. At December 31, 2015 and September 30, 2015, no amounts, including letters of credit, were outstanding under this program. This securitization program contains a cross-default to the revolving credit facility. At certain times during any given month, the company may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, the company would then typically utilize the cash received from customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, the company may borrow under this program, amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
9. Operating Cash Flow
The reconciliation of net income to cash flows provided by operating activities is as follows (in millions):

	Three Months Ended December 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$27	$30
Less: Loss from discontinued operations, net of tax	(2)	(3)
Income from continuing operations	29	33
Adjustments to income from continuing operations to arrive at cash provided by operating activities:
Depreciation and amortization	15	15
Restructuring costs	1	3
Equity in earnings of affiliates	(10)	(9)
Pension and retiree medical expense	5	7
Other adjustments to income from continuing operations	—	2
Dividends received from equity method investments	8	5
Pension and retiree medical contributions	(13)	(14)
Restructuring payments	(2)	(1)
Changes in off-balance sheet accounts receivable factoring	48	53
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations	(88)	(100)
Operating cash flows used for continuing operations	(7)	(6)
Operating cash flows provided by (used for) discontinued operations	2	(3)
CASH USED FOR OPERATING ACTIVITIES	$(5)	$(9)

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	December 31, 2015	September 30, 2015
Finished goods	$142	$133
Work in process	29	28
Raw materials, parts and supplies	196	177
Total	$367	$338
11. Other Current Assets
     Other current assets are summarized as follows (in millions):

	December 31, 2015	September 30, 2015
Current deferred income tax assets	$20	$20
Asbestos-related recoveries (see Note 20)	13	13
Prepaid and other	21	17
Other current assets	$54	$50
12. Net Property
     Net property is summarized as follows (in millions):

	December 31, 2015	September 30, 2015
Property at cost:
Land and land improvements	$31	$31
Buildings	216	214
Machinery and equipment	836	864
Company-owned tooling	113	116
Construction in progress	59	62
Total	1,255	1,287
Less accumulated depreciation	(841)	(868)
Net property	$414	$419

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Other Assets
     Other assets are summarized as follows (in millions):

	December 31, 2015	September 30, 2015
Investments in non-consolidated joint ventures	$100	$96
Asbestos-related recoveries (see Note 20)	39	42
Unamortized revolver debt issuance costs	9	10
Capitalized software costs, net	27	28
Non-current deferred income tax assets, net	27	28
Assets for uncertain tax positions	3	3
Prepaid pension costs	113	110
Other	13	15
Other assets	$331	$332
In accordance with FASB ASC Topic 350-40, costs relating to internally developed or purchased software in the preliminary project stage and the post-implementation stage are expensed as incurred. Costs in the application development stage that meet the criteria for capitalization are capitalized and amortized using the straight-line basis over the estimated economic useful life of the software.
The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At December 31, 2015 and September 30, 2015, the company’s investment in the joint venture was $46 million and $42 million, respectively.
14. Unconsolidated Significant Subsidiary
Article 10 of Regulation S-X (Rule 10-01(b)(1)) requires separate interim period summarized income statement information for each 50-percent-or-less-owned subsidiary not consolidated that would have been a significant subsidiary for annual periods in accordance with Rule 3-09 of Regulation S-X. In accordance with this guidance, the company’s non-consolidated joint venture Meritor WABCO Vehicle Control Systems’ summarized income statement information is as follows (in millions):

	Three Months Ended December 31,
	2015	2014
	(Unaudited)
Sales	$85	$82
Gross margin	$22	$18
Income from continuing operations	$15	$11
Net income	$15	$11

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Other Current Liabilities
     Other current liabilities are summarized as follows (in millions):

	December 31, 2015	September 30, 2015
Compensation and benefits	$89	$122
Income taxes	10	9
Taxes other than income taxes	23	23
Accrued interest	17	14
Product warranties (see Note 16)	22	22
Environmental reserves (see Note 20)	8	9
Restructuring (see Note 6)	7	7
Asbestos-related liabilities (see Note 20)	17	17
Indemnity obligations (see Note 20)	2	2
Other	49	54
Other current liabilities	$244	$279
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
A summary of the changes in product warranties is as follows (in millions):

	Three Months Ended December 31,
	2015	2014
Total product warranties – beginning of period	$48	$51
Accruals for product warranties	3	2
Payments	(4)	(5)
Change in estimates and other	—	1
Total product warranties – end of period	47	49
Less: Non-current product warranties	(25)	(26)
Product warranties – current	$22	$23
16. Other Liabilities
Other liabilities are summarized as follows (in millions):

	December 31, 2015	September 30, 2015
Asbestos-related liabilities (see Note 20)	$121	$109
Restructuring (see Note 6)	2	3
Non-current deferred income tax liabilities	99	99
Liabilities for uncertain tax positions	15	15
Product warranties (see Note 15)	25	26
Environmental (see Note 20)	8	8
Indemnity obligations (see Note 20)	13	13
Other	32	32
Other liabilities	$315	$305
17. Long-Term Debt
     Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	December 31, 2015	September 30, 2015
4.625 percent convertible notes due 2026 (1)	$55	$55
4.0 percent convertible notes due 2027(1)(3)	142	142
7.875 percent convertible notes due 2026(1)(4)	127	127
6.75 percent notes due 2021(2)(5)	270	270
6.25 percent notes due 2024(2)(6)	442	442
Capital lease obligation	17	17
Export financing arrangements and other	20	18
Unamortized discount on convertible notes	(18)	(20)
Subtotal	1,055	1,051
Less: current maturities	(74)	(15)
Long-term debt	$981	$1,036
(1) The 4.625 percent, 4.0 percent and 7.875 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016, 2019 and 2020, respectively.
(2) The 6.75 percent and 6.25 percent notes contain a call option, which allows for early redemption.
(3) The 4.0 percent convertible notes due 2027 are presented net of $1 million unamortized issuance costs as of December 31, 2015 and September 30, 2015.
(4) The 7.875 percent convertible notes due 2026 are presented net of $2 million and $3 million unamortized issuance costs as of December 31, 2015 and September 30, 2015, respectively, and $10 million original issuance discount as of December 31, 2015 and September 30, 2015.
(5) The 6.75 percent notes due 2021 are presented net of $5 million unamortized issuance costs as of December 31, 2015 and September 30, 2015.
(6) The 6.25 percent notes due 2024 are presented net of $8 million unamortized issuance costs as of December 31, 2015 and September 30, 2015.

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
The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At December 31, 2015, the revolving credit facility was collateralized by approximately $608 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company’s current corporate credit rating. At December 31, 2015, the margin over LIBOR rate was 325 basis points and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 225 basis points.
Certain of the company’s subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly held notes outstanding under the company’s indentures (see Note 23).
No borrowings were outstanding under the revolving credit facility at December 31, 2015 and September 30, 2015. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At December 31, 2015 and September 30, 2015, there were no letters of credit outstanding under the revolving credit facility.
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
On June 11, 2015, the company completed a public offering of an additional $225 million aggregate principal amount of 6.25 percent notes due 2024 (the “Additional 2024 Notes"), in an underwritten public offering pursuant to the company's December 2014 shelf registration statement. The proceeds from the sale of the Additional 2024 Notes were used to replenish available cash used to pay $179 million, including premium and fees, to repurchase $110 million principal amount at maturity of the company's 7.875 percent convertible notes due 2026. The company used the remaining net proceeds, along with cash, to purchase annuities to satisfy its obligations under the company's Canadian and German pension plans. The Additional 2024 Notes constitute a further issuance of, and are fungible with, the $225 million aggregate principal amount of Initial 2024 Notes that the company issued on February 13, 2014 and form a single series with the Initial 2024 Notes (collectively, the “2024 Notes”). The Additional 2024 Notes have terms identical to the Initial 2024 Notes, other than issue date and offering price, and have the same CUSIP number as the

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Initial 2024 Notes. Upon completion of the offering, the aggregate principal amount of outstanding notes of this series was $450 million.
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

Issuance of Debt Securities - 2021 Notes
On May 31, 2013, the company completed an offering of debt securities consisting of the issuance of $275 million principal amount of 8-year, 6.75 percent notes due 2021 (the "2021 Notes"). The offering and sale were made pursuant to the company's February 2012 registration statement that was effective at the time of the offering. The 2021 Notes were issued under the company's indenture dated as of April 1, 1998, as supplemented. The 2021 Notes were issued at 100 percent of their principal amount. The proceeds from the sale of the 2021 Notes were $275 million and were primarily used to complete a cash tender offer for $167 million of the 8.125 percent notes due 2015.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Repurchase of Debt Securities
In fiscal year 2015, the company repurchased $110 million principal amount at maturity of the company's 7.875 percent convertible notes, of which $85 million were repurchased at a premium equal to approximately 64 percent of their principal amount in the third quarter of 2015, and $25 million were repurchased at a premium equal to approximately 58 percent of their principal amount in the fourth quarter of 2015. The 7.875 percent convertible notes contain a conversion to equity feature which can be settled in cash upon conversion. Accordingly, the debt and equity components are required to be separately accounted for upon recognition. Subsequently, upon derecognition of the convertible notes, the total cash consideration paid by the company is required to be allocated between the extinguishment of debt component and the reacquisition of equity component. Of the fiscal year 2015 total cash consideration of $179 million paid to repurchase the 7.875 percent convertible notes, $121 million and $58 million were allocated between the extinguishment of debt and reacquisition of equity components, respectively. The repurchase of $110 million principal amount at maturity of the company's 7.875 percent convertible notes was accounted for as an extinguishment of debt, and accordingly, the company recognized a net loss on debt extinguishment of $24 million, which consisted of $14 million of unamortized discount and deferred issuance costs and $10 million of premium. The net loss on debt extinguishment is included in the consolidated statement of operations in interest expense, net. The repurchase was made under the company's 2026 convertible notes repurchase authorization (see Note 21).
In fiscal year 2015, the company repurchased $19 million principal amount of the company's 4.0 percent convertible notes due 2027. In the second quarter of fiscal year 2015, $15 million of the notes were repurchased at a premium equal to approximately 6 percent of their principal amount. In the third quarter of fiscal year 2015, $4 million of the notes were repurchased at a premium equal to approximately 5 percent of their principal amount. The repurchase of $19 million principal amount of 4.0 percent convertible notes was accounted for as an extinguishment of debt, and accordingly the company recognized an insignificant net loss on debt extinguishment, the majority of which is premium. The net loss on debt extinguishment is included in the consolidated statement of operations in interest expense, net. These repurchases were made under the company's equity and equity-linked repurchase authorization (see Note 21).
Capital Leases
On March 20, 2012, the company entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, the company can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, the company can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. The company had $9 million and $10 million outstanding under this capital lease arrangement as of December 31, 2015 and September 30, 2015, respectively. In addition, the company had another $8 million and $7 million outstanding through other capital lease arrangements at December 31, 2015 and September 30, 2015, respectively.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Letter of Credit Facilities
On February 21, 2014, the company entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million through December 19, 2015. From December 20, 2015 through March 19, 2019, the aggregate availability is $25 million. This facility contains covenants and events of default generally similar to those existing in the company’s public debt indentures. There were $22 million and $24 million of letters of credit outstanding under this facility at December 31, 2015 and September 30, 2015, respectively. The company had another $6 million of letters of credit outstanding through other letter of credit facilities at December 31, 2015 and September 30, 2015.
Export Financing Arrangements
The company entered into a number of export financing arrangements through its Brazilian subsidiary during fiscal year 2014.  The export financing arrangements are issued under an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs. The arrangements bear interest at 5.5 percent and have maturity dates in 2016 and 2017. There was $18 million outstanding under these arrangements at December 31, 2015 and September 30, 2015.
Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million per bank. As of December 31, 2015 and September 30, 2015, the company had $10 million and $13 million, respectively, outstanding under this program at more than one bank.
18. Financial Instruments
Fair values of financial instruments are summarized as follows (in millions):

	December 31, 2015		September 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$128	$128	$193	$193
Short-term debt	74	74	15	15
Long-term debt	981	959	1,036	1,123
Foreign exchange forward contracts (asset)	2	2	1	1
Foreign exchange forward contracts (liability)	2	2	3	3
Short-term foreign currency option contracts (asset)	2	2	1	1
Long-term foreign currency option contracts (asset)	—	—	1	1

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	December 31, 2015			September 30, 2015
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Asset
Foreign exchange forward contract	2	—	2	1	—	1
Derivative Liabilities
Foreign exchange forward contract	2	—	2	3	—	3
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair value of financial instruments by the valuation hierarchy at December 31, 2015 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$128	$—	$—
Short-term debt	—	55	19
Long-term debt	—	942	17
Foreign exchange forward contracts (asset)	—	2	—
Foreign exchange forward contracts (liability)	—	2	—
Short-term foreign currency option contracts (asset)	—	—	2
Long-term foreign currency option contracts (asset)	—	—	—
Fair value of financial instruments by the valuation hierarchy at December 31, 2014 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$214	$—	$—
Short-term debt	—	—	5
Long-term debt	—	1,152	45
Foreign exchange forward contracts (asset)	—	2	—
Short-term foreign currency option contracts (asset)	—	—	4
Long-term foreign currency option contracts (asset)	—	—	1
The tables below provide a reconciliation of changes in fair value of the Level 3 financial assets and liabilities measured at fair value in the condensed consolidated balance sheet for the three months ended December 31, 2015 and 2014, respectively. No transfers of assets between any of the Levels occurred during these periods.

Three months ended December 31, 2015 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2015	$1	$1	$2
Total unrealized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	(1)	(1)
Total realized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	1	—	1
Settlements	—	—	—
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	—	—	—
Fair Value as of December 31, 2015	$2	$—	$2

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three months ended December 31, 2014 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2014	$2	$1	$3
Total unrealized gains (losses):
Included in other income	1	—	1
Included in cost of sales	—	—	—
Total realized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	1	—	1
Settlements	(1)	—	(1)
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	1	—	1
Fair Value as of December 31, 2014	$4	$1	$5
(1) Transfers as of the last day of the reporting period.
Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents at December 31, 2015 or September 30, 2015.
     Short- and Long-term debt — Fair values are based on transaction prices at public exchange for publicly traded debt. For debt instruments that are not publicly traded, fair values are based on interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms and remaining maturities.
Foreign exchange forward contracts — The company uses foreign exchange forward purchase and sale contracts with terms of one year or less to hedge its exposure to changes in foreign currency exchange rates. The fair value of foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss in the statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings.
Foreign currency option contracts — The company uses option contracts to mitigate foreign currency exposure on expected future Indian rupee denominated purchases. The contracts were entered into during the third quarter of fiscal year 2014 with effective dates from the start of fiscal year 2015 through the end of fiscal year 2017. In the second quarter of fiscal year 2015, the company monetized its outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2017. The fair value of the foreign currency option contracts is based on a third-party proprietary model, which incorporates inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates, and time utilizing market instruments with similar quality and maturity characteristics. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations. For the three months ended December 31, 2015, net unrealized losses totaled $1 million.
From time to time, the company will hedge against its foreign currency exposure related to translations to U.S. dollars of financial results denominated in foreign currencies. In the first quarter of fiscal year 2015, the company entered into a series of foreign currency option contracts with a total notional amount of $48 million to reduce volatility in the translation of Brazilian real earnings to U.S. dollars. These foreign currency option contracts do not qualify for a hedge accounting election but are expected to mitigate foreign currency translation exposure of Brazilian real earnings to U.S. dollars. In the second quarter of fiscal year 2015, the company monetized these outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2015. In the third and fourth quarters of fiscal year 2015, we monetized these outstanding foreign currency option contracts. As of December 31, 2015 and September 30, 2015, there were no Brazilian real foreign currency option contracts outstanding.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Also, in the fourth quarter of fiscal year 2015, the company entered into a series of foreign currency contracts with total notional amounts of $30 million and $27 million to mitigate the risk of volatility in the translation of Swedish krona and euro earnings to U.S. dollars, respectively. During the first quarter of fiscal year 2016, the company entered into additional foreign currency contracts with total notional amounts of $19 million and $21 million to mitigate the risk of volatility in the translation of the Swedish krona and euro earnings to U.S. dollars, respectively. These foreign currency option contracts do not qualify for a hedge accounting election but are expected to mitigate foreign currency translation exposure of Swedish krona and euro earnings to U.S. dollars. In the three months ended December 31, 2015, the company recognized an insignificant net gain associated with the change in fair value of these foreign currency option contracts. The fair value of the foreign currency option contracts is based on a third-party proprietary model, which incorporates inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates, and time utilizing market instruments with similar quality and maturity characteristics. Changes in fair value associated with these contracts are recorded in the consolidated statement of operations in other income, net.
19. Retirement Benefit Liabilities
     Retirement benefit liabilities consisted of the following (in millions):

	December 31, 2015	September 30, 2015
Retiree medical liability	$431	$438
Pension liability	213	219
Other	14	14
Subtotal	658	671
Less: current portion (included in compensation and benefits, Note 15)	(39)	(39)
Retirement benefits	$619	$632
The components of net periodic pension and retiree medical expense included in continuing operations for the three months ended December 31 are as follows (in millions):

	2015		2014
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	6	4	18	5
Assumed return on plan assets	(25)	—	(28)	—
Recognized actuarial loss	6	3	7	5
Total expense (income)	$(13)	$7	$(3)	$10
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at December 31, 2015 to be approximately $17 million, of which $2 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.
     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at December 31, 2015 to be approximately $28 million, of which $14 million is probable and recorded as a liability.
     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 0.5 to 2.5 percent and is approximately $8 million at December 31, 2015. The undiscounted estimate of these costs is approximately $8 million.
     The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning balance at September 30, 2015	$2	$14	$16
Payments and other	—	—	—
Accruals	—	—	—
Balance at December 31, 2015	$2	$14	$16
Environmental reserves are included in Other Current Liabilities (see Note 15) and Other Liabilities (see Note 16) in the condensed consolidated balance sheet.
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
Maremont had approximately 5,700 and 5,600 pending asbestos-related claims at December 31, 2015 and September 30, 2015, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, the total number of claims filed is not necessarily the most meaningful factor in determining Maremont’s asbestos-related liability.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	December 31, 2015	September 30, 2015
Pending and future claims	$71	$71
Billed but unpaid claims	1	3
Asbestos-related liabilities	$72	$74
Asbestos-related insurance recoveries	$38	$41
A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities, with the majority of the amounts recorded in Other Assets and Liabilities (see Notes 11, 13, 15 and 16).
         Pending and Future Claims: Maremont has engaged Bates White LLC (“Bates White”), a consulting firm with extensive experience estimating costs associated with asbestos litigation, to assist with determining the estimated cost of resolving pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Maremont. Bates White prepares these cost estimates annually in September. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised Maremont that it would be possible to determine an estimate of a reasonable forecast of the cost of the probable settlement and defense costs of resolving pending and future asbestos-related claims, based on historical data and certain assumptions with respect to events that may occur in the future.
     As of September 30, 2015, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Maremont’s obligation for asbestos personal injury claims over the next ten years of $71 million to $100 million. Management recognized a liability of $71 million as of each of December 31, 2015 and September 30, 2015 for pending and future claims over the next ten years. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Historically, Maremont has recognized incremental insurance receivables associated with recoveries expected for asbestos-related liabilities as the estimate of asbestos-related liabilities for pending and future claims changes. However, Maremont currently expects that its settled insurance coverage will not be sufficient to fully offset its expected asbestos-related liabilities through the end of the ten-year forecasted liability period.
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

•	On a per claim basis, defense and processing costs for pending and future claims will be at the level consistent with Maremont’s prior experience;

•	Potential payments made to claimants from other sources, including other defendants and 524(g) trusts favorably impact Maremont’s estimated liability in the future; and

•	The ultimate indemnity cost of resolving nonmalignant claims with plaintiffs’ law firms in jurisdictions without an established history with Maremont cannot be reasonably estimated.
Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The insurance receivable related to asbestos-related liabilities is $38 million and $41 million as of December 31, 2015 and September 30, 2015, respectively. The receivable is for coverage provided by one insurance carrier based on a coverage in place agreement. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next ten years. The difference between the estimated liability and insurance receivable is primarily related to exhaustion of settled insurance coverage within the forecasted period and proceeds from settled insurance policies. Amounts received from insurance settlements generally reduce recorded insurance receivables.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maremont maintained insurance coverage with other insurance carriers that management believes also covers indemnity and defense costs. During fiscal year 2013, Maremont re-initiated lawsuits against these carriers, seeking a declaration of its rights to coverage for asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. One of these insurance policies has been partially settled in cash. On December 12, 2015, Maremont received $17 million, of which $5 million was recognized as reduction in asbestos expense and $12 million was recorded as a liability to the insurance carrier as it is required to be returned to the carrier if additional asbestos liability is not incurred. The settlement also provides additional recovery if certain spending thresholds are met.
     The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities and recoveries for asbestos-related claims are subject to considerable uncertainty because such liabilities and recoveries are influenced by variables that are difficult to predict. The future litigation environment for Maremont could change significantly from its past experience, due, for example, to changes in the mix of claims filed against Maremont in terms of plaintiffs’ law firms, jurisdictions and diseases; legislative or regulatory developments; Maremont’s approach to defending claims; or payments to plaintiffs from other defendants. Estimated recoveries are influenced by coverage issues among insurers and the continuing solvency of various insurance companies. If the assumptions with respect to the estimation period, the nature of pending and future claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Maremont’s asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.
     Rockwell International (“Rockwell”) — ArvinMeritor, Inc. (“AM”), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. Rockwell had approximately 3,100 and 3,000 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at December 31, 2015 and September 30, 2015, respectively.
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
     The Rockwell legacy asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	December 31, 2015	September 30, 2015
Pending and future claims	$55	$55
Billed but unpaid claims	3	3
Asbestos-related liabilities	$58	$58
Asbestos-related insurance recoveries	$14	$14
Pending and Future Claims: The company has engaged Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Bates White prepares these cost estimates annually in September. As of September 30, 2015, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Rockwell’s obligation for asbestos personal injury claims over the next ten years of $55 million to $74 million. Management recognized a liability for the pending and future claims over the next ten years of $55 million as of each of December 31, 2015 and September 30, 2015. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.

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

•	On a per claim basis, defense and processing costs for pending and future claims will be at the level consistent with the company’s prior experience;

•	Potential payments made to claimants from other sources, including other defendants and 524(g) trusts favorably impact the company’s estimated liability in the future; and

•	The ultimate indemnity cost of resolving nonmalignant claims with plaintiff’s law firms in jurisdictions without an established history with Rockwell cannot be reasonably estimated.
Recoveries: The insurance receivable related to asbestos-related liabilities was $14 million as of each of December 31, 2015 and September 30, 2015. Included in these amounts are insurance receivables of $9 million as of each of December 31, 2015 and September 30, 2015 that are associated with policies in dispute. Rockwell has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against certain of these carriers to enforce the insurance policies, which are in various stages of the litigation process. The company expects to recover some portion of the defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. The amounts recognized for policies in dispute are based on consultation with advisors, status of settlement negotiations with certain insurers and underlying analysis performed by management. The remaining receivable recognized is related to coverage provided by one carrier based on a coverage-in-place insurance arrangement. If the assumptions with respect to the estimation period, the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell's asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.
Indemnifications
The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration.
In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At December 31, 2015 and September 30, 2015, the remaining estimated liability for this matter was approximately $13 million.
   In connection with the sale of its interest in MSSC in October 2009, the company provided certain indemnities to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company’s estimated exposure under these indemnities at December 31, 2015 and September 30, 2015 was approximately $1 million and $2 million, respectively, and is included in other liabilities in the condensed consolidated balance sheet.
The company is not aware of any other claims or other information that would give rise to material payments under such indemnifications.
Other
As a result of performing ongoing product conformance testing in the ordinary course of business, the company identified a non-safety related, potential product performance issue arising from a defective supplier component. During fiscal year 2013, the company notified all major customers and initiated a sampling campaign. Management estimated the total costs the company could incur for a full campaign to be in the range of $12 million to $20 million, of which $12 million was recorded as a specific warranty

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

contingency reserve. In the fourth quarter of fiscal year 2013, the company received $5 million of non-cash cost recovery from the component supplier. During the second half of fiscal year 2014, the company worked with customers to determine the appropriate next steps. In the fourth quarter of fiscal year 2014, after no field failures were identified during the sampling campaign, the company determined a full campaign to be unnecessary and moved to a fix-as-find approach with an extended warranty, thereby reducing the accrual significantly. As of December 31, 2015 and September 30, 2015, the estimated cost the company could incur for this non-safety related, potential product performance issue was $2 million and $3 million, respectively.
The company identified certain sales transactions for which value added tax was required to be remitted to certain tax jurisdictions for tax years 2009 through 2015. At December 31, 2015 and September 30, 2015, the company’s estimate of the probable liability was $10 million.

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
21. Shareowners' Equity
Equity and Equity-Linked Repurchase Authorizations
   In June 2014, the company’s Board of Directors authorized the repurchase of up to $210 million of its equity and equity-linked securities (including convertible debt securities), subject to the achievement of its M2016 net debt reduction target and compliance with legal and regulatory requirements and its debt covenants. In September 2014, the company’s Board authorized the repurchase of up to $40 million of its equity or equity-linked securities (including convertible debt securities) under the $210 million authorization that may be made annually without regard to achievement of the M2016 net debt reduction target. These authorizations have no stated expiration. During the three months ended December 31, 2015, the company repurchased 3.9 million shares of common stock for $43 million (including commission costs) pursuant to these authorizations. As of December 31, 2015, the company has repurchased 8.1 million shares of common stock for $98 million (including commission costs) and $19 million principal amount of its 4.0 percent convertible notes due 2027 pursuant to the equity and equity-linked repurchase authorizations. The amount remaining available for repurchases under these authorizations was $94 million at December 31, 2015.
In January 2015, the Offering Committee of the company’s Board of Directors approved a repurchase program for up to $150 million aggregate principal amount of any of its public debt securities (including convertible debt securities) from time to time through open market purchases or privately negotiated transactions or otherwise, until September 30, 2016, subject to compliance with legal and regulatory requirements and the company's debt covenants. This repurchase program is in addition to the equity and equity-linked repurchase authorizations described above. The amount remaining available for repurchases under this program is $150 million as of December 31, 2015 and September 30, 2015.

In May 2015, the Offering Committee of the company's Board of Directors approved a repurchase program for up to $175 million aggregate principal amount at maturity of its 7.875 percent convertible notes due 2026 from time to time prior to September 30, 2015, subject to compliance with legal and regulatory requirements and its debt covenants. This repurchase program was in addition to the equity and equity-linked repurchase authorizations and debt repurchase program described above. During fiscal year 2015, prior to its expiration, the company repurchased $110 million aggregate principal amount at maturity of the 7.875 percent convertible notes for $179 million.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Other Comprehensive Loss (“AOCL”)
The components of AOCL and the changes in AOCL by components, net of tax, for three months ended December 31, 2015 and 2014 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at September 30, 2015	$(54)	$(705)	$(7)	$(766)
Other comprehensive income (loss) before reclassification	(6)	—	3	(3)
Amounts reclassified from accumulated other comprehensive loss - net of tax	—	9	—	9
Net current-period other comprehensive income (loss)	$(6)	$9	$3	$6
Balance at December 31, 2015	$(60)	$(696)	$(4)	$(760)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Actuarial losses	9	(a)
	9	Total before tax
	—	Tax (benefit) expense
Total reclassifications for the period	$9	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 19 for additional details).

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at September 30, 2014	$41	$(789)	$(1)	$(749)
Other comprehensive income before reclassification	(34)	—	(1)	(35)
Amounts reclassified from accumulated other comprehensive loss - net of tax	1	12	—	13
Net current-period other comprehensive income	$(33)	$12	$(1)	$(22)
Balance at December 31, 2014	$8	$(777)	$(2)	$(771)

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Actuarial losses	$12	(b)
	12	Total before tax
	—	Tax expense
	12	Net of tax

Foreign Currency Translation Related Adjustment
Other reclassification adjustment	$1
	1	Total before tax
	—	Tax expense
	1	Net of tax

Total reclassifications for the period	$13	Net of tax

(b) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 19 for additional details).

22. Business Segment Information
The company defines its operating segments as components of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company’s Chief Operating Decision Maker ("CODM") is the Chief Executive Officer.
      The company has two reportable segments at December 31, 2015, as follows:

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Segment information is summarized as follows (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Eliminations	Total
Three Months Ended December 31, 2015
External Sales	$613	$196	$—	$809
Intersegment Sales	20	7	(27)	—
Total Sales	$633	$203	$(27)	$809
Three Months Ended December 31, 2014
External Sales	$678	$201	$—	$879
Intersegment Sales	25	7	(32)	—
Total Sales	$703	$208	$(32)	$879

	Three Months Ended December 31,
	2015	2014
Segment EBITDA:
Commercial Truck & Industrial	$52	$56
Aftermarket & Trailer	20	25
Segment EBITDA	72	81
Unallocated legacy and corporate costs, net (1)	4	(2)
Interest expense, net	(22)	(19)
Provision for income taxes	(7)	(7)
Depreciation and amortization	(15)	(15)
Noncontrolling interests	(1)	(1)
Loss on sale of receivables	(2)	(2)
Restructuring costs	(1)	(3)
Income from continuing operations attributable to Meritor, Inc.	$28	$32

(1)
Unallocated legacy and corporate costs, net represents items that are not directly related to the company's business segments. These costs primarily include asbestos-related charges and settlements, pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability.

Segment Assets:	December 31, 2015	September 30, 2015
Commercial Truck & Industrial	$1,552	$1,569
Aftermarket & Trailer	440	448
Total segment assets	1,992	2,017
Corporate (1)	361	434
Less: Accounts receivable sold under off-balance sheet factoring programs(2)	(303)	(256)
Total assets	$2,050	$2,195

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(2)
At December 31, 2015 and September 30, 2015, segment assets include $303 million and $256 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 8). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

23. Supplemental Guarantor Condensed Consolidating Financial Statements
Rule 3-10 of Regulation S-X requires that separate financial information for issuers and guarantors of registered securities be filed in certain circumstances. Certain of the company's 100% owned subsidiaries, as defined in the credit agreement (the "Guarantors"), irrevocably and unconditionally guarantee amounts outstanding under the senior secured revolving credit facility on a joint and several basis. Similar subsidiary guarantees were provided for the benefit of the holders of the notes outstanding under the company's indentures (see Note 17).
Schedule I of Rule 5-04 of Regulation S-X requires that condensed financial information of the registrant (Parent) on a stand alone basis be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. Certain subsidiaries in China, India and Brazil are restricted by law from transfer of cash by dividends, loans, or advances to Parent, which exceeded 25 percent of consolidated net assets of Parent as of September 30, 2015. As of December 31, 2015, the company's proportionate share of net assets restricted from transfer by law was $45 million.
In lieu of providing separate audited financial statements for the Parent and Guarantors, the company has included the accompanying condensed consolidating financial statements as permitted by Regulation S-X Rules 3-10 and 5-04. These condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Parent's share of the subsidiary's cumulative results of operations, capital contributions and distribution and other equity changes. The Guarantors are combined in the condensed consolidated financial statements.

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$417	$392	$—	$809
Subsidiaries	—	27	16	(43)	—
Total sales	—	444	408	(43)	809
Cost of sales	(14)	(377)	(357)	43	(705)
GROSS MARGIN	(14)	67	51	—	104
Selling, general and administrative	(20)	(21)	(15)	—	(56)
Restructuring costs	—	—	(1)	—	(1)
OPERATING INCOME (LOSS)	(34)	46	35	—	47
Other income (expense), net	(1)	—	2	—	1
Equity in earnings of affiliates	—	9	1	—	10
Interest income (expense), net	(31)	8	1	—	(22)
INCOME (LOSS) BEFORE INCOME TAXES	(66)	63	39	—	36
Provision for income taxes	—	—	(7)	—	(7)
Equity income from continuing operations of subsidiaries	94	27	—	(121)	—
INCOME FROM CONTINUING OPERATIONS	28	90	32	(121)	29
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2)	(3)	(3)	6	(2)
NET INCOME	26	87	29	(115)	27
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$26	$87	$28	$(115)	$26

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended December 31, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$26	$87	$29	$(115)	$27
Other comprehensive income (loss)	6	(11)	8	3	6
Total comprehensive income	32	76	37	(112)	33
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income attributable to Meritor, Inc.	$32	$76	$36	$(112)	$32

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$403	$476	$—	$879
Subsidiaries	—	30	16	(46)	—
Total sales	—	433	492	(46)	879
Cost of sales	(14)	(371)	(425)	46	(764)
GROSS MARGIN	(14)	62	67	—	115
Selling, general and administrative	(18)	(28)	(19)	—	(65)
Restructuring costs	—	(3)	—	—	(3)
Other operating income	—	—	1	—	1
OPERATING INCOME (LOSS)	(32)	31	49	—	48
Other income, net	—	—	2	—	2
Equity in earnings of other affiliates	—	7	2	—	9
Interest income (expense), net	(29)	7	3	—	(19)
INCOME (LOSS) BEFORE INCOME TAXES	(61)	45	56	—	40
Provision for income taxes	—	—	(7)	—	(7)
Equity income from continuing operations of subsidiaries	93	45	—	(138)	—
INCOME FROM CONTINUING OPERATIONS	32	90	49	(138)	33
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(3)	(3)	(3)	6	(3)
NET INCOME	29	87	46	(132)	30
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$29	$87	$45	$(132)	$29

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	December 31, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$10	$20	$98	$—	$128
Receivables trade and other, net	1	24	332	—	357
Inventories	—	170	197	—	367
Other current assets	6	21	27	—	54
TOTAL CURRENT ASSETS	17	235	654	—	906
NET PROPERTY	15	181	218	—	414
GOODWILL	—	219	180	—	399
OTHER ASSETS	57	130	144	—	331
INVESTMENTS IN SUBSIDIARIES	2,447	350	1	(2,798)	—
TOTAL ASSETS	$2,536	$1,115	$1,197	$(2,798)	$2,050
CURRENT LIABILITIES:
Short-term debt	$56	$4	$14	$—	$74
Accounts and notes payable	13	190	267	—	470
Other current liabilities	73	59	112	—	244
TOTAL CURRENT LIABILITIES	142	253	393	—	788
LONG-TERM DEBT	964	5	12	—	981
RETIREMENT BENEFITS	592	—	27	—	619
INTERCOMPANY PAYABLE (RECEIVABLE)	1,466	(1,904)	438	—	—
OTHER LIABILITIES	51	238	26	—	315
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(679)	2,523	275	(2,798)	(679)
NONCONTROLLING INTERESTS	—	—	26	—	26
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,536	$1,115	$1,197	$(2,798)	$2,050

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	September 30, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$73	$6	$114	$—	$193
Receivables trade and other, net	1	40	420	—	461
Inventories	—	159	179	—	338
Other current assets	4	20	26	—	50
TOTAL CURRENT ASSETS	78	225	739	—	1,042
NET PROPERTY	15	183	221	—	419
GOODWILL	—	219	183	—	402
OTHER ASSETS	61	129	142	—	332
INVESTMENTS IN SUBSIDIARIES	2,354	313	—	(2,667)	—
TOTAL ASSETS	$2,508	$1,069	$1,285	$(2,667)	$2,195
CURRENT LIABILITIES:
Short-term debt	$1	$4	$10	$—	$15
Accounts and notes payable	55	213	306	—	574
Other current liabilities	93	83	103	—	279
TOTAL CURRENT LIABILITIES	149	300	419	—	868
LONG-TERM DEBT	1,017	6	13	—	1,036
RETIREMENT BENEFITS	603	—	29	—	632
INTERCOMPANY PAYABLE (RECEIVABLE)	1,365	(1,886)	521	—	—
OTHER LIABILITIES	45	217	43	—	305
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(671)	2,432	235	(2,667)	(671)
NONCONTROLLING INTERESTS	—	—	25	—	25
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,508	$1,069	$1,285	$(2,667)	$2,195

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(53)	$21	$27	$—	$(5)
INVESTING ACTIVITIES
Capital expenditures	(7)	(8)	(7)	—	(22)
Other investing activities	—	2	(1)	—	1
Net investing cash flows provided by discontinued operations	—	—	3	—	3
CASH USED FOR INVESTING ACTIVITIES	(7)	(6)	(5)	—	(18)
FINANCING ACTIVITIES
Repurchase of Common Stock	(43)	—	—	—	(43)
Intercompany advances	40	—	(40)	—	—
Other financing activities	—	(1)	2	—	1
CASH USED FOR FINANCING ACTIVITIES	(3)	(1)	(38)	—	(42)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	—	—	—
CHANGE IN CASH AND CASH EQUIVALENTS	(63)	14	(16)	—	(65)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	73	6	114	—	193
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10	$20	$98	$—	$128

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

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As of December 31, 2015 and September 30, 2015, Parent-only obligations included $619 million and $631 million of pension and retiree medical benefits, respectively (see Note 19). All debt is debt of the Parent other than $35 million and $33 million at December 31, 2015 and September 30, 2015, respectively (see Note 17), and is primarily related to capital lease obligations and lines of credit. There were no cash dividends paid to the Parent by subsidiaries and investments accounted for by the equity method for the three months ended December 31, 2015 and $7 million for the three months ended December 31, 2014.

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
1st Quarter Fiscal Year 2016 Results
Our sales for the first quarter of fiscal year 2016 were $809 million, a decrease compared to $879 million in the same period in the prior fiscal year. The decrease was primarily driven by the strengthening of the US dollar against most currencies, mainly the euro and Brazilian real, and also lower truck production in South America as a result of macro-economic conditions in this region.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the first quarter of fiscal year 2016 was $76 million compared to $79 million in the same period in the prior fiscal year. Our Adjusted EBITDA margin (see Non-GAAP Financial Measures below) in the first quarter of fiscal year 2016 was 9.4 percent compared to 9.0 percent in the same period a year ago. Revenue declines which impacted Adjusted EBITDA margin were more than offset by lower material costs and favorable insurance recoveries related to legacy asbestos liabilities (see Results of Operations below).
Net income from continuing operations attributable to the company for the first quarter of fiscal year 2016 was $28 million compared to $32 million in the same period in the prior fiscal year. Adjusted income from continuing operations attributable to the company for the first quarter of fiscal year 2016 was $31 million compared to $36 million in the same period in the prior fiscal year (see Non-GAAP Financial Measures below).
Cash flow used by operating activities was $5 million in the first quarter of fiscal year 2016 compared to cash flows used by operating activities of $9 million in the same period last year.
Equity and Equity-Linked Repurchase Authorization
In the first quarter of fiscal year 2016, we repurchased 3.9 million shares of our common stock for $43 million (including commission costs) pursuant to the equity and equity-linked repurchase authorizations described in the Liquidity section below. The amount remaining available for repurchases under the equity and equity-linked repurchase authorizations was $94 million as of December 31, 2015.
Trends and Uncertainties
     Industry Production Volumes
     The following table reflects estimated on-highway commercial truck production volumes for selected original equipment (OE) markets for the three months ended December 31, 2015 and 2014 based on available sources and management’s estimates.

	Three Months Ended December 31,		Percent
	2015	2014	Change
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	72	77	(6)%
North America, Medium-Duty Trucks	60	58	3%
North America, Trailers	77	72	7%
Western Europe, Heavy- and Medium-Duty Trucks	113	99	14%
South America, Heavy- and Medium-Duty Trucks	14	28	(50)%
India, Heavy- and Medium-Duty Trucks	71	58	22%

MERITOR, INC.

North America:
We expect production volumes in North America to remain strong by historical standards in fiscal year 2016 but at decreased levels compared to those experienced in fiscal year 2015, particularly in the second half of fiscal year 2016.

Western Europe:
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

India:
During fiscal year 2016, we expect production volumes in India to continue to improve compared to the levels experienced in fiscal year 2015.

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

MERITOR, INC.

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

NON-GAAP FINANCIAL MEASURES
In addition to the results reported in accordance with accounting principles generally accepted in the United States ("GAAP"), we have provided information regarding non-GAAP financial measures. These non-GAAP financial measures include Adjusted income (loss) from continuing operations, Adjusted diluted earnings (loss) per share from continuing operations, Adjusted EBITDA, Adjusted EBITDA margin, and Free cash flow.
     Adjusted income (loss) from continuing operations and Adjusted diluted earnings (loss) per share from continuing operations are defined as reported income or loss from continuing operations and reported diluted earnings (loss) per share from continuing operations before restructuring expenses, asset impairment charges, non-cash tax expense related to the use of deferred tax assets in jurisdictions with net operating loss carry forwards, and other special items as determined by management. Adjusted EBITDA is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization, non-controlling interests in consolidated joint ventures, loss on sale of receivables, restructuring expenses, asset impairment charges and other special items as determined by management. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by consolidated sales from continuing operations. Free cash flow is defined as cash flows provided by (used for) operating activities less capital expenditures.
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

	Three Months Ended December 31,
	2015	2014(1)
Adjusted income from continuing operations attributable to the company, net of tax	$31	$36
Restructuring costs	(1)	(3)
Non-cash tax expense	(2)	(1)
Income from continuing operations attributable to the company	$28	$32

Adjusted diluted earnings per share from continuing operations	$0.33	$0.36
Impact of adjustments on diluted earnings per share	(0.03)	(0.04)
Diluted earnings per share from continuing operations	$0.30	$0.32

(1) The three months ended December 31, 2014 have been recast to reflect non-cash tax expense.

Free cash flow is reconciled to cash flows used for operating activities below (in millions).

	Three Months Ended December 31,
	2015	2014
Cash used for operating activities	$(5)	$(9)
Capital expenditures	(22)	(12)
Free cash flow	$(27)	$(21)

Adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. in Results of Operations below.

MERITOR, INC.

Results of Operations
The following is a summary of our financial results (in millions, except per share amounts):

	Three Months Ended December 31,
	2015	2014
SALES:
Commercial Truck & Industrial	$633	$703
Aftermarket & Trailer	203	208
Intersegment Sales	(27)	(32)
SALES	$809	$879
SEGMENT EBITDA:
Commercial Truck & Industrial	$52	$56
Aftermarket & Trailer	20	25
SEGMENT EBITDA:	72	81
Unallocated legacy and corporate costs, net (1)	4	(2)
ADJUSTED EBITDA:	76	79
Interest expense, net	(22)	(19)
Provision for income taxes	(7)	(7)
Depreciation and amortization	(15)	(15)
Noncontrolling interests	(1)	(1)
Loss on sale of receivables	(2)	(2)
Restructuring costs	(1)	(3)
INCOME FROM CONTINUING OPERATIONS, net of tax, attributable to Meritor, Inc.	28	32
LOSS FROM DISCONTINUED OPERATIONS, net of tax, attributable to Meritor, Inc.	(2)	(3)
NET INCOME attributable to Meritor, Inc.	$26	$29
DILUTED EARNINGS (LOSS) PER SHARE attributable to Meritor, Inc.:
Continuing operations	$0.30	$0.32
Discontinued operations	(0.02)	(0.03)
Diluted earnings per share	$0.28	$0.29
DILUTED AVERAGE COMMON SHARES OUTSTANDING	94.3	101.2

(1)
Unallocated legacy and corporate costs, net represents items that are not directly related to our business segments. These costs primarily include asbestos-related charges, pension and retiree medical costs associated with sold businesses and other legacy costs for environmental charges.

MERITOR, INC.

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014
   Sales
The following table reflects total company and business segment sales for the three months ended December 31, 2015 and 2014 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Three Months Ended December 31,				Dollar Change Due To
	2015	2014	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck & Industrial
North America	$365	$363	$2	1%	$—	$2
Europe	146	160	(14)	(9)%	(21)	7
South America	24	75	(51)	(68)%	(16)	(35)
China	21	27	(6)	(22)%	(1)	(5)
India	36	30	6	20%	(2)	8
Other	21	23	(2)	(9)%	(3)	1
Total External Sales	$613	$678	$(65)	(10)%	$(43)	$(22)
Intersegment Sales	20	25	(5)	(20)%	(6)	1
Total Sales	$633	$703	$(70)	(10)%	$(49)	$(21)

Aftermarket & Trailer
North America	$169	$170	$(1)	(1)%	$(4)	$3
Europe	27	31	(4)	(13)%	(4)	—
Total External Sales	$196	201	$(5)	(2)%	(8)	$3
Intersegment Sales	7	7	—	—%	(4)	4
Total Sales	$203	$208	$(5)	(2)%	(12)	$7

Total Sales	$809	$879	$(70)	(8)%	(51)	$(19)
Commercial Truck & Industrial sales were $633 million in the first quarter of fiscal year 2016, down 10 percent compared to the first quarter of fiscal year 2015. The decrease was primarily driven by the strengthening of the US dollar against most currencies, mainly the euro and Brazilian real, and also lower truck production in South America as a result of macro-economic conditions in this region.
Aftermarket & Trailer sales were $203 million in the first quarter of fiscal year 2016, down 2 percent compared to the first quarter of fiscal year 2015. The decrease was primarily due to the unfavorable impact of the strengthening US dollar in Europe compared to the same period in the prior fiscal year.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended December 31, 2015 was $705 million compared to $764 million in the same period in the prior fiscal year, representing a decrease of 8 percent. Total cost of sales was 87.1 and 86.9 percent of sales for the three month periods ended December 31, 2015 and December 31, 2014, respectively.

MERITOR, INC.

     The following table summarizes significant factors contributing to the changes in costs of sales during the first quarter of fiscal year 2016 compared to the same quarter in the prior year (in millions):

Cost of Sales
Three months ended December 31, 2014	$764
Volume, mix and other, net	(16)
Foreign exchange	(43)
Three months ended December 31, 2015	$705
     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Lower material costs	$(45)
Lower labor and overhead costs	(14)
Total change in costs of sales	$(59)
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended December 31, 2015 decreased $45 million compared to the same period in the prior fiscal year primarily due to the movement in foreign currency rates, material economics and material performance programs.
Labor and overhead costs decreased $14 million compared to the same period in the prior fiscal year primarily due to the movement in foreign currency rates and savings associated with labor and burden cost reduction programs.
Gross margin for the three-month periods ended December 31, 2015 and December 31, 2014 was $104 million and $115 million, respectively. Gross margin, as a percentage of sales, was 12.9 and 13.1 percent for the three-month periods ended December 31, 2015 and December 31, 2014, respectively. Gross margin, as a percentage of sales, remained flat as lower sales were offset by material, labor and burden costs consistent with our M2016 strategy.
Other Income Statement Items
     Selling, general and administrative expenses ("SG&A") for the three months ended December 31, 2015 and 2014 are summarized as follows (dollars in millions):

	Three Months Ended		Three Months Ended
	December 31, 2015		December 31, 2014		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(2)	(0.2)%	$(2)	(0.2)%	$—	0.0 pts
Short and long-term variable compensation	(8)	(1.0)%	(8)	(0.9)%	—	0.1 pts
Insurance settlement	5	0.6%	—	—%	(5)	(0.6) pts
All other SG&A	(51)	(6.3)%	(55)	(6.3)%	(4)	0.0 pts
Total SG&A	$(56)	(6.9)%	$(65)	(7.4)%	$(9)	(0.5) pts

In the first quarter of fiscal year 2016, we recognized $5 million related to an insurance settlement for recoveries for defense and indemnity costs associated with Maremont asbestos liabilities.
      All other SG&A represents normal selling, general and administrative expense which remained relatively flat year-over-year as a percentage of sales.
Restructuring costs of $1 million compared to $3 million were recorded during the first three months of December 31, 2015 and 2014, respectively. These costs primarily related to employee severance costs recognized by our Commercial Truck & Industrial segment.

MERITOR, INC.

Operating income decreased by $1 million from $48 million in the first quarter of fiscal year 2015 to $47 million in the same period in fiscal year 2016. Key items affecting operating income are discussed above.
Equity in earnings of affiliates increased by $1 million from $9 million in the first quarter of fiscal year 2015 to $10 million in the same period in fiscal year 2016.
Interest expense, net increased by $3 million from $19 million in the first quarter of fiscal year 2015 to $22 million in the same period in fiscal year 2016. In the third and fourth quarters of fiscal year 2015, we issued new debt, the proceeds of which we used to fund contributions to our pension plans and to repurchase certain other debt obligations. This resulted in a higher long-term debt balance in the first quarter of fiscal year 2016 compared to the same period in fiscal year 2015. In addition, interest expense was favorably impacted by $2 million in the first quarter of fiscal year 2015 due to interest earned on a refund of a judicial deposit in Brazil.
Provision for income taxes was $7 million in the first quarter of fiscal years 2016 and 2015.
Income from continuing operations (before noncontrolling interests) decreased by $4 million from $33 million in the first quarter of fiscal year 2015 to $29 million in the same period in fiscal year 2016. The reasons for the decrease are discussed above.
Loss from discontinued operations, net of tax decreased by $1 million from $3 million in the first quarter of fiscal year 2015 to $2 million in the same period in fiscal year 2016 .
Net income attributable to Meritor, Inc. decreased by $3 million from $29 million in the first quarter of fiscal year 2015 to $26 million in the same period in fiscal year 2016. The various factors affecting net income are discussed above.
Segment EBITDA and EBITDA Margins
Segment EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, noncontrolling interests in consolidated joint ventures, loss on sale of receivables, restructuring expense, and asset impairment charges. We use Segment EBITDA as the primary basis for the Chief Operating Decision Maker ("CODM") to evaluate the performance of each of our reportable segments. Segment EBITDA margin is defined as Segment EBITDA divided by consolidated sales from continuing operations.
     The following table reflects Segment EBITDA and Segment EBITDA margins for the three months ended December 31, 2015 and 2014 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	Three Months Ended December 31,			Three Months Ended December 31,
	2015	2014	Change	2015	2014	Change
Commercial Truck & Industrial	$52	$56	$(4)	8.2%	8.0%	0.2 pts
Aftermarket & Trailer	20	25	(5)	9.9%	12.0%	(2.1) pts
Segment EBITDA	$72	$81	$(9)	8.9%	9.2%	(0.3) pts
     Significant items impacting year-over-year Segment EBITDA include the following (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA– Quarter ended December 31, 2014	$56	$25	$81
Higher earnings from unconsolidated affiliates	1	—	1
Impact of foreign currency exchange rates	(8)	(4)	(12)
Volume, mix, pricing and other	3	(1)	2
Segment EBITDA – Quarter ended December 31, 2015	$52	$20	$72

Commercial Truck & Industrial Segment EBITDA was $52 million in the first quarter of fiscal year 2016, down $4 million from the same period in the prior fiscal year. Segment EBITDA margin increased to 8.2 percent compared to 8.0 percent in the same period in the prior fiscal year. The increase in Segment EBITDA margin was primarily driven by lower material, labor and burden costs.

MERITOR, INC.

     Aftermarket & Trailer Segment EBITDA was $20 million in the first quarter of fiscal year 2016, down $5 million from the same period in the prior fiscal year. Segment EBITDA margin decreased to 9.9 percent compared to 12.0 percent in the same period in the prior fiscal year. The decrease in Segment EBITDA and Segment EBITDA margin was due to foreign currency impacts along with one-time costs associated with the launch of a new warehouse system.

Financial Condition
Cash Flows (in millions)

	Three Months Ended December 31,
	2015	2014
OPERATING CASH FLOWS
Income from continuing operations	$29	$33
Depreciation and amortization	15	15
Restructuring costs	1	3
Equity in earnings of other affiliates	(10)	(9)
Pension and retiree medical expense	5	7
Dividends received from equity method investments	8	5
Pension and retiree medical contributions	(13)	(14)
Restructuring payments	(2)	(1)
Increase in working capital	(66)	(54)
Changes in off-balance sheet accounts receivable factoring	48	53
Other, net	(22)	(44)
Cash flows provided by continuing operations	(7)	(6)
Cash flows provided by (used for) discontinued operations	2	(3)
CASH USED FOR OPERATING ACTIVITIES	$(5)	$(9)
     Cash used for operating activities in the first three months of fiscal year 2016 was $5 million compared to $9 million in the same period of fiscal year 2015 due in part to $17 million received related to an insurance settlement for recoveries for defense and indemnity costs associated with Maremont asbestos liabilities.

	Three Months Ended December 31,
	2015	2014
INVESTING CASH FLOWS
Capital expenditures	$(22)	$(12)
Other investing activities	1	—
Net investing cash flows provided by discontinued operations	3	—
CASH USED FOR INVESTING ACTIVITIES	$(18)	$(12)
     Cash used for investing activities was $18 million in the first three months of fiscal year 2016 compared to $12 million in the same period in fiscal year 2015.

	Three Months Ended December 31,
	2015	2014
FINANCING CASH FLOWS
Repurchase of common stock	(43)	—
Other financing activities	1	(4)
CASH PROVIDED USED FOR FINANCING ACTIVITIES	$(42)	$(4)

MERITOR, INC.

     Cash used for financing activities was $42 million in the first three months of fiscal year 2016 compared $4 million in the same period of fiscal year 2015. The increase in cash used for financing activities is primarily related to the $43 million (including commission costs) cash used to repurchase of 3.9 million shares of our common stock in the first quarter of fiscal year 2016.
Liquidity
Our outstanding debt, net of discounts and unamortized debt issuance costs where applicable, is summarized as follows (in millions).

	December 31,	September 30,
	2015	2015
Fixed-rate debt securities	$712	$712
Fixed-rate convertible notes	324	324
Unamortized discount on convertible notes	(18)	(20)
Other borrowings	37	35
Total debt	$1,055	$1,051
Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs, restructuring and product development programs. We expect fiscal year 2016 capital expenditures for our business segments to be approximately $90 million.
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

MERITOR, INC.

     Sources of liquidity as of December 31, 2015, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 12/31/15	Readily Available as of 12/31/15	Current Expiration
On-balance sheet arrangements:
Revolving credit facility (1)	$499	$—	$499	February 2019 (1)
Committed U.S. accounts receivable securitization (2)	100	—	60	December 2018
Total on-balance sheet arrangements	$599	$—	$559
Off-balance sheet arrangements: (2)
Swedish Factoring Facility	$164	$164	$—	June 2016
U.S. Factoring Facility (3)	71	89	—	February 2016
U.K. Factoring Facility	27	10	—	February 2018
Italy Factoring Facility	33	31	—	June 2017
Other uncommitted factoring facilities	22	9	—	Various
Letter of credit facility	25	22	3	March 2019
Total off-balance sheet arrangements	342	325	3
Total available sources	$941	$325	$562

(1)
The availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant and a reduction to $459 million in April 2017 as discussed under Revolving Credit Facility below.

(2)	Availability subject to adequate eligible accounts receivable available for sale.

(3)	Actual amounts may exceed bank's commitment at bank's discretion.
Cash and Liquidity Needs – Our cash and liquidity needs have been affected by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At December 31, 2015, we had $128 million in cash and cash equivalents.
At December 31, 2015, we had approximately $52 million of our cash and cash equivalents held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. It is our intent to reinvest those cash balances in our foreign operations and we will continue to meet our liquidity needs in the U.S. through ongoing cash flows from operations in the U.S., external borrowings or both.
Our availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant, as defined in the credit agreement, which may limit our borrowings under such agreement as of each quarter end. As long as we are in compliance with those covenants as of the quarter end, we have full availability (up to the amount of collateral under the collateral test) under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At December 31, 2015, we were in compliance with all covenants under our credit agreement.
Equity and Equity-Linked Repurchase Authorizations – In June 2014, our Board of Directors authorized the repurchase of up to $210 million of our equity and equity-linked securities (including convertible debt securities), subject to the achievement of our M2016 net debt reduction target and compliance with legal and regulatory requirements and our debt covenants. In September 2014, our Board authorized the repurchase of up to $40 million of our equity or equity-linked securities (including convertible debt securities) under the $210 million authorization that may be made annually without regard to achievement of the M2016 net debt reduction target. These authorizations have no stated expiration. As of December 31, 2015, we had repurchased 8.1 million shares of common stock for $98 million (including commission costs) and $19 million principal amount of our 4.0 percent convertible notes due 2027 pursuant to the equity and equity-linked repurchase authorizations (see Note 17 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report). The amount remaining available for repurchases under these authorizations was $94 million at December 31, 2015.

MERITOR, INC.

Debt Repurchase Programs - In January 2015, the Offering Committee of our Board of Directors approved a repurchase program for up to $150 million aggregate principal amount of any of our public debt securities (including convertible debt securities) from time to time through open market purchases or privately negotiated transactions or otherwise, until September 30, 2016, subject to compliance with legal and regulatory requirements and our debt covenants. This repurchase program is in addition to the equity and equity-linked repurchase authorizations described above. The amount remaining available for repurchases under the program is $150 million as of December 31, 2015 and September 30, 2015.

2026 Convertible Notes Repurchase Authorization - In May 2015, the Offering Committee of our Board of Directors approved a repurchase program for up to $175 million aggregate principal amount at maturity of our 7.875 percent convertible notes due 2026 from time to time prior to September 30, 2015, subject to compliance with legal and regulatory requirements and our debt covenants. This repurchase program was in addition to the equity and equity-linked repurchase authorizations and debt repurchase program described above. This repurchase authorization expired on September 30, 2015.
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
The 2024 Notes constitute senior unsecured obligations of Meritor and rank equally in right of payment with our existing and future senior unsecured indebtedness, and effectively junior to existing and future secured indebtedness. They are guaranteed on a senior unsecured basis by each of our subsidiaries from time to time guaranteeing the senior secured credit facility. Prior to February 15, 2017, we may redeem up to approximately $79 million aggregate principal amount of the 2024 Notes with the net cash proceeds of one or more public sales of our common stock at a redemption price equal to 106.25 percent of the principal amount, plus accrued and unpaid interest, if any, provided that at least approximately $146 million aggregate principal amount of the 2024 Notes remains outstanding after each such redemption. Prior to February 15, 2019, we may redeem, at our option, from time to time, the 2024 Notes, in whole or in part, at a redemption price equal to of 100 percent of principal amount of the 2024 Notes to be redeemed, plus the applicable premium as of the redemption date on the 2024 Notes to be redeemed, and any accrued and unpaid interest. On or after February 15, 2019, 2020, 2021 and 2022, we have the option to redeem the 2024 Notes, in whole or in part, at the redemption price of 103.125 percent, 102.083 percent, 101.042 percent, and 100.000 percent, respectively.
If a Change of Control (as defined in the indenture under which the 2024 Notes were issued) occurs, unless we have exercised our right to redeem the securities, each holder of the 2024 Notes may require us to repurchase some or all of such holder's securities at a purchase price equal to 101 percent of the principal amount to be repurchased, plus accrued and unpaid interest, if any.
Issuance of 2021 Notes - In May 2013, we completed a public offering of debt securities consisting of the issuance of $275 million principal amount of 8-year, 6.75 percent notes due 2021 (the "2021 Notes"). The 2021 Notes were offered and sold pursuant to our shelf registration statement that was effective at the time of the offering. The proceeds from the sale of the 2021 Notes were $275 million and were primarily used to repurchase $167 million principal amount of our 8.125 percent notes due 2015 through a cash tender offer. The 2021 Notes constitute senior unsecured obligations of the company and rank equally in right of payment with its existing and future senior unsecured indebtedness and effectively junior to existing and future secured indebtedness to the extent of the security therefor. They are guaranteed on a senior unsecured basis by each of the company's subsidiaries from time to time guaranteeing the senior secured credit facility. Prior to June 15, 2016, the company may redeem up to 35 percent of the aggregate principal amount of the 2021 Notes issued on the initial issue date with the net cash proceeds of one or more public sales of our common stock at a redemption price equal to 106.75 percent of the principal amount, plus accrued and unpaid interest, if any, provided that at least 65% of the aggregate principal amount of the 2021 Notes issued on the initial issue date remains outstanding after each such redemption. On or after June 15, 2016, 2017, 2018 and 2019, the company has the option to redeem the 2021 Notes, in whole or in part, at the redemption price of 105.063 percent, 103.375 percent, 101.688 percent, and 100.000 percent, respectively.

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
Repurchase of 2026 Notes - In fiscal year 2015, we repurchased $110 million principal amount at maturity of our 7.875 percent convertible notes due 2026, of which $85 million were repurchased at a premium equal to approximately 64 percent of their principal amount in the third quarter of fiscal year 2015, and $25 million were repurchased at a premium equal to approximately 58 percent of their principal amount in the fourth quarter of fiscal year 2015. The premium paid over par reflects the market price of these notes, which includes the embedded option value of the security. Since the conversion option with a conversion price of $12 per share was in the money at the time of repurchase, this drove a significant premium. These repurchases were accounted for as extinguishments of debt, and accordingly, we recognized a net loss on debt extinguishment of $24 million in fiscal year 2015. The net loss on debt extinguishment was included in the consolidated statement of operations in interest expense, net. The repurchases were made under our 2026 convertible notes repurchase authorization described above.
Repurchase of 2027 Notes - In fiscal year 2015, we repurchased $19 million principal amount of our 4.0 percent convertible notes due 2027. The repurchases were accounted for as extinguishments of debt, and accordingly, we recognized an insignificant net loss on debt extinguishment. The net loss on debt extinguishment was included in the consolidated statement of operations in interest expense, net.
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
 The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement. At December 31, 2015, we were in compliance with all covenants under the revolving credit facility with a ratio of approximately 0.34x for the priority debt-to-EBITDA ratio covenant.
     The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At December 31, 2015, the revolving credit facility was collateralized by approximately $608 million of our assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and our investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating. At December 31, 2015, the margin over LIBOR rate was 325 basis points, and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 225 basis points.
Certain of our subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under our indentures (see Note 23 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).
No borrowings were outstanding under the revolving credit facility at December 31, 2015 and September 30, 2015. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At December 31, 2015 and September 30, 2015, there were no letters of credit outstanding under the revolving credit facility.

MERITOR, INC.

U.S. Securitization Program – We have a $100 million U.S. accounts receivables securitization facility. On December 4, 2015, the company entered into an amendment which extends the facility expiration date to December 4, 2018. The maximum permitted priority-debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the condensed consolidated balance sheet. At December 31, 2015 and September 30, 2015, no amounts, including letters of credit, were outstanding under this program. This securitization program contains a cross default to our revolving credit facility. At December 31, 2015, we were in compliance with all covenants under our credit agreement (see Note 17 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash received from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
Capital Leases – On March 20, 2012, we entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, we can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, we can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. We had $9 million and $10 million outstanding under this capital lease arrangement as of December 31, 2015 and September 30, 2015, respectively. In addition, we had another $8 million and $7 million outstanding through other capital lease arrangements at December 31, 2015 and September 30, 2015, respectively.
Export financing arrangements – Certain of our current export financing arrangements were entered into through our Brazilian subsidiary pursuant to an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs. The arrangements bear interest at 5.5 percent and have maturity dates in 2016 and 2017. There was $18 million outstanding under these arrangements at December 31, 2015 and September 30, 2015.
Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under our revolving credit facility if the defaulted amount exceeds $35 million per bank. As of December 31, 2015 and September 30, 2015, we had $10 million and $13 million, respectively, outstanding under this program at more than one bank.
Credit Ratings – At December 31, 2015, our Standard & Poor’s corporate credit rating, senior secured credit rating, and senior unsecured credit rating were B+, BB and B, respectively. Our Moody’s Investors Service corporate credit rating, senior secured credit rating, and senior unsecured credit rating were B1, Ba1 and B2, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
Off-Balance Sheet Arrangements
     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with a total amount utilized at December 31, 2015 of $303 million, of which $253 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $50 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.
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

MERITOR, INC.

     Letter of Credit Facilities – On February 21, 2014, we amended and restated our letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, we had the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million through December 19, 2015. From December 20, 2015 through March 19, 2019, the aggregate availability is $25 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. We had $22 million and $24 million of letters of credit outstanding under this facility at December 31, 2015 and September 30, 2015, respectively. In addition, we had another $6 million of letters of credit outstanding through other letter of credit facilities at December 31, 2015 and September 30, 2015.
Contingencies
Contingencies related to environmental, asbestos and other matters are discussed in Note 20 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
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

In October 2014, the SOA issued new mortality and mortality improvement tables. We reviewed the new SOA mortality and mortality improvement tables and utilized our actuary to conduct a study based on our plan participants. We determined that the best representation of our plans' mortality was to utilize the new SOA mortality and mortality improvement tables as the reference table for credibility-weighted mortality rates, blended with our specific mortality based on the study conducted by our actuary. We incorporated the updated tables into our 2015 year-end measurement of the plans’ benefit obligations.
New Accounting Pronouncements
New Accounting Pronouncements are discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our debt.
As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. In the first quarter of fiscal year 2016, our reported financial results were affected by the strengthening of the US dollar against most currencies, primarily the Brazilian real and euro.
We use foreign currency forward contracts to minimize the earnings exposures arising from foreign currency exchange risk on foreign currency purchases and sales. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on our foreign currency forward contracts. Under this cash flow hedging program, we designate the foreign currency contracts (the "contracts") as cash flow hedges of underlying forecasted foreign currency purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss ("AOCL") in the statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 12 months.
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
In the fourth quarter of fiscal year 2015 and first quarter of fiscal year 2016, due to the risk of volatility of the Swedish krona and euro as compared to the U.S. dollar, we entered into a series of foreign currency option contracts that do not qualify for hedge accounting but are expected to mitigate foreign currency translation exposure of Swedish krona and euro earnings to U.S. dollars. Changes in fair value associated with these contracts are recorded in other income, net, in the consolidated statements of operations.
Interest rate risk relates to the gain/increase or loss/decrease we could incur on our debt balances and interest expense associated with changes in interest rates. To manage this risk, we enter into interest rate swaps from time to time to economically convert portions of our fixed-rate debt into floating rate exposure, ensuring that the sensitivity of the economic value of debt falls within our corporate risk tolerances. It is our policy not to enter into derivative instruments for speculative purposes, and therefore, we hold no derivative instruments for trading purposes.
Included below is a sensitivity analysis to measure the potential gain (loss) in the fair value of financial instruments with exposure to market risk (in millions). The model assumes a 10% hypothetical change (increase or decrease) in exchange rates and instantaneous, parallel shifts of 50 basis points in interest rates.

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase (Decrease) in
Foreign Currency Sensitivity:
Forward contracts in USD (1)	$1.5	$(1.5)	Fair Value
Forward contracts in Euro (1)	(5.2)	5.2	Fair Value
Foreign currency denominated debt (2)	2.5	(2.5)	Fair Value
Foreign currency option contracts in USD	5.9	(1.5)	Fair Value
Foreign currency option contracts in Euro	(0.4)	1.6	Fair Value

	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase (Decrease) in
Interest Rate Sensitivity:
Debt - fixed rate (3)	$(31.0)	$32.3	Fair Value
Debt – variable rate	—	—	Cash flow
Interest rate swaps	—	—	Fair Value

(1)
Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)
At December 31, 2015, the fair value of outstanding foreign currency denominated debt was $25 million. A 10% decrease in quoted currency exchange rates would result in a decrease of $3 million in foreign currency denominated debt. At December 31, 2015, a 10% increase in quoted currency exchange rates would result in an increase of $3 million in foreign currency denominated debt.

(3)
At December 31, 2015, the fair value of outstanding debt was $1,033 million. A 50 basis points decrease in quoted interest rates would result in an increase of $32 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in a decrease of $31 million in the fair value of fixed rate debt.

MERITOR, INC.

Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
     In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

MERITOR, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth in Note 20 of the Notes to the Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as amended.

Item 1A. Risk Factors
There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1- 31, 2015	1,766,873	$11.30	1,766,873	$116,015,486
November 1- 30, 2015	380,700	$10.13	380,700	$112,159,261
December 1- 31, 2015	1,793,710	$10.32	1,793,710	$93,650,708
Total	3,941,283		$3,941,283

(1)
On June 23, 2014, we announced that our Board of Directors authorized the repurchase of up to $210 million of our equity and equity-linked securities (including convertible debt securities), subject to the achievement of our M2016 net debt reduction target and compliance with legal and regulatory requirements and our debt covenants. In September 2014, our Board authorized the repurchase of up to $40 million of our equity or equity-linked securities (including convertible debt securities) under the $210 million authorization that may be made annually without regard to achievement of the M2016 net debt reduction target. These authorizations have no stated expiration. For the three months ended December 31, 2015, we repurchased 3.9 million shares of common stock for $42 million. As of December 31, 2015, we have repurchased 8.1 million shares of common stock for $97 million and $19 million principal amount of our 4.0 percent convertible notes due 2027 pursuant to the equity and equity-linked repurchase authorizations. The amount remaining available for repurchases under these authorizations was $94 million at December 31, 2015.

     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. There were no shares withheld in the first quarter of fiscal 2016 to satisfy tax obligations for exercise of options. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the first quarter of fiscal 2016 to satisfy tax obligations upon the vesting of restricted shares. The company does not believe such purchases or transactions described above are issuer repurchases for the purposes of this Item 2 of Part II of this Quarterly Report on Form 10-Q.

MERITOR, INC.

Item 5. Other Information
Cautionary Statement
This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to reliance on major original equipment manufacturer (“OEM”) customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to manage demand expectations in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, in the event one or more countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); rising costs of pension and other postemployment benefits; the ability to achieve the expected benefits of restructuring actions; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; possible changes in accounting rules; and other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of our Annual Report on Form 10-K for the year ended September 30, 2015, as amended: Item 1. Business, “Customers; Sales and Marketing”; “Competition”; “Raw Materials and Supplies”; “Employees”; “Environmental Matters”; “International Operations”; and “Seasonality; Cyclicality”; Item 1A.Risk Factors; Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Employment Agreement
The company entered into an employment agreement dated as of February 1, 2016 with Chris Villavarayan, President, Americas. Mr. Villavarayan’s employment agreement is substantially identical to the form of employment agreement entered into by the other executive officers of the company in December 2015, the terms of which were described in the company’s filing on Form 8-K dated December 7, 2015, and a copy of which is filed herewith as Exhibit 10-b and is incorporated herein by reference.

MERITOR, INC.

Item 6. Exhibits

3-a
Amended and Restated Articles of Incorporation of Meritor, filed as Exhibit 3-a to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, is incorporated herein by reference.

3-b	Amended and Restated By-laws of Meritor, filed as Exhibit 3-b-2 to Meritor's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2015, is incorporated by reference.
10-a**
Fifth Amendment to Receivables Purchase Agreement dated as of December 4, 2015 among ArvinMeritor Receivables Corporation, as Seller, Meritor, Inc., as Servicer, and PNC Bank National Association, as a Related Committed Purchaser, as an LC Participant, as a Purchaser Agent, as LC Bank and as Administrator.

+10-b**	Form of Employment Agreement
10-b-1**	Schedule identifying agreements substantially identical to the Form of Employment Agreement constituting Exhibit 10-b hereto.
12**	Computation of ratio of earnings to fixed charges
23**	Consent of Bates White LLC
31-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act
31-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
32-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350
32-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

** Filed herewith.
+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.

MERITOR, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERITOR, INC.

Date:	February 4, 2016	By:	/s/	Sandra J. Quick
Sandra J. Quick
Senior Vice President, General Counsel and Secretary
(For the registrant)

Date:	February 4, 2016	By:	/s/	Paul Bialy
Paul Bialy
Vice President, Controller and principal accounting officer

Date:	February 4, 2016	By:	/s/	Kevin A. Nowlan
Kevin A. Nowlan
Senior Vice President and Chief Financial Officer