Form 10-Q
period 2016-04-03
MERITOR INC
filed 2016-05-05
CIK 1113256

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 3, 2016
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
91,473,543 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on April 3, 2016.

MERITOR, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(Unaudited)
Sales	$821	$864	$1,630	$1,743
Cost of sales	(700)	(749)	(1,405)	(1,513)
GROSS MARGIN	121	115	225	230
Selling, general and administrative	(60)	(57)	(116)	(122)
Restructuring costs	(2)	(3)	(3)	(6)
Other operating income (expense), net	(3)	—	(3)	1
OPERATING INCOME	56	55	103	103
Other income (expense), net	(2)	2	(1)	4
Equity in earnings of affiliates	7	9	17	18
Interest expense, net	(21)	(21)	(43)	(40)
INCOME BEFORE INCOME TAXES	40	45	76	85
Provision for income taxes	(7)	(6)	(14)	(13)
INCOME FROM CONTINUING OPERATIONS	33	39	62	72
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(1)	4	(3)	1
NET INCOME	32	43	59	73
Less: Net income attributable to noncontrolling interests	—	—	(1)	(1)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$32	$43	$58	$72
NET INCOME ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$33	$39	$61	$71
Income (Loss) from discontinued operations	(1)	4	(3)	1
Net income	$32	$43	$58	$72
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.36	$0.40	$0.66	$0.73
Discontinued operations	(0.01)	0.04	(0.03)	0.01
Basic earnings per share	$0.35	$0.44	$0.63	$0.74
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.36	$0.38	$0.65	$0.70
Discontinued operations	(0.01)	0.04	(0.03)	0.01
Diluted earnings per share	$0.35	$0.42	$0.62	$0.71

Basic average common shares outstanding	91.3	97.9	91.9	97.9
Diluted average common shares outstanding	92.5	102.9	93.5	102.0

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(Unaudited)
Net income	$32	$43	$59	$73
Other comprehensive income (loss):
Foreign currency translation adjustments:
Attributable to Meritor, Inc.	10	(33)	4	(67)
Attributable to noncontrolling interest	—	—	—	(1)
Other reclassification adjustment	—	—	—	1
Pension and other postretirement benefit related adjustments	9	11	18	23
Unrealized gain (loss) on investments and foreign exchange contracts	(1)	—	2	(1)
Other comprehensive income (loss), net of tax	18	(22)	24	(45)
Total comprehensive income	50	21	83	28
Less: Comprehensive income attributable to noncontrolling interest	—	—	(1)	—
Comprehensive income attributable to Meritor, Inc.	$50	$21	$82	$28

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2016	September 30, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94	$193
Receivables, trade and other, net	426	461
Inventories	362	338
Other current assets	53	50
TOTAL CURRENT ASSETS	935	1,042
NET PROPERTY	427	419
GOODWILL	399	402
OTHER ASSETS	332	332
TOTAL ASSETS	$2,093	$2,195
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$25	$15
Accounts and notes payable	511	574
Other current liabilities	253	279
TOTAL CURRENT LIABILITIES	789	868
LONG-TERM DEBT	978	1,036
RETIREMENT BENEFITS	611	632
OTHER LIABILITIES	316	305
TOTAL LIABILITIES	2,694	2,841
COMMITMENTS AND CONTINGENCIES (See Note 20)
EQUITY (DEFICIT):
Common stock (March 31, 2016 and September 30, 2015, 99.6 and 98.8 shares issued and 91.5 and 94.6 shares outstanding, respectively)	99	99
Additional paid-in capital	871	865
Accumulated deficit	(756)	(814)
Treasury stock, at cost (March 31, 2016 and September 30, 2015, 8.1 and 4.2 shares, respectively)	(98)	(55)
Accumulated other comprehensive loss	(742)	(766)
Total deficit attributable to Meritor, Inc.	(626)	(671)
Noncontrolling interests	25	25
TOTAL DEFICIT	(601)	(646)
TOTAL LIABILITIES AND DEFICIT	$2,093	$2,195

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Six Months Ended March 31,
	2016	2015
	(Unaudited)
OPERATING ACTIVITIES
CASH PROVIDED BY OPERATING ACTIVITIES (See Note 9)	$39	$29
INVESTING ACTIVITIES
Capital expenditures	(47)	(23)
Other investing activities	3	—
Net investing cash flows provided by discontinued operations	4	4
CASH USED FOR INVESTING ACTIVITIES	(40)	(19)
FINANCING ACTIVITIES
Repayment of notes	(55)	(16)
Repurchase of common stock	(43)	(16)
Other financing activities	(2)	(6)
CASH USED FOR FINANCING ACTIVITIES	(100)	(38)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	2	(12)
CHANGE IN CASH AND CASH EQUIVALENTS	(99)	(40)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	193	247
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$94	$207

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning balance at September 30, 2015	$99	$865	$(814)	$(55)	$(766)	$(671)	$25	$(646)
Comprehensive income	—	—	58	—	24	82	1	83
Equity based compensation expense	—	6	—	—	—	6	—	6
Repurchase of common stock	—	—	—	(43)	—	(43)	—	(43)
Noncontrolling interest dividend	—	—	—	—	—	—	(1)	(1)
Ending Balance at March 31, 2016	$99	$871	$(756)	$(98)	$(742)	$(626)	$25	$(601)

Beginning balance at September 30, 2014	$97	$918	$(878)	$—	$(749)	$(612)	$27	$(585)
Comprehensive income (loss)	—	—	72	—	(44)	28	—	28
Vesting of restricted stock	2	(2)	—	—	—	—	—	—
Repurchase of convertible notes	—	(2)	—	—	—	(2)	—	(2)
Equity based compensation expense	—	5	—	—	—	5	—	5
Repurchase of common stock	—	—	—	(16)	—	(16)	—	(16)
Noncontrolling interest dividends	—	—	—	—	—	—	(1)	(1)
Other equity adjustments	—	1	—	—	—	1	—	1
Ending Balance at March 31, 2015	$99	$920	$(806)	$(16)	$(793)	$(596)	$26	$(570)

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
In the opinion of the company, the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, for the fiscal year ended September 30, 2015, as amended. The condensed consolidated balance sheet data as of September 30, 2015 was derived from audited financial statements but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended March 31, 2016 are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30. The second quarter of fiscal years 2016 and 2015 ended on April 3, 2016 and March 29, 2015, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and March 31 are used consistently throughout this report to represent the fiscal year end and second fiscal quarter end, respectively.
2. Earnings per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted shares, restricted share units, performance share unit awards, and convertible securities, if applicable.
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Basic average common shares outstanding	91.3	97.9	91.9	97.9
Impact of restricted shares, restricted share units and performance share units	1.2	1.9	1.6	2.0
Impact of stock options	—	0.1	—	0.1
Impact of convertible notes	—	3.0	—	2.0
Diluted average common shares outstanding	92.5	102.9	93.5	102.0

In November 2015, the Board of Directors approved a grant of performance share units to all executives eligible to participate in the long-term incentive plan. Each performance share unit represents the right to receive one share of common stock or its cash equivalent upon achievement of certain performance and time vesting criteria. The fair value of each performance share unit was $10.51, which was the company’s share price on the grant date of December 1, 2015. The Board of Directors also approved a grant of 0.5 million restricted share units to these executives. The restricted share units vest at the earlier of three years from the date of grant or upon termination of employment with the company under certain circumstances. The fair value of each restricted share unit was $10.51, which was the company's share price on the grant date of December 1, 2015.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The actual number of performance share units that will vest depends upon the company’s performance relative to the established performance metrics for the three-year performance period of October 1, 2015 to September 30, 2018, measured at the end of the performance period. The number of performance share units will depend on Adjusted EBITDA margin and Adjusted diluted earnings per share from continuing operations at the following weights: 50% associated with achieving an Adjusted EBITDA margin target and 50% associated with achieving an Adjusted diluted earnings per share from continuing operations target. The number of performance share units that vest will be between 0% and 200% of the grant date amount of 0.7 million performance share units.
In November 2014, the Board of Directors approved a grant of performance share units to all executives eligible to participate in the long-term incentive plan. Each performance share unit represents the right to receive one share of common stock or its cash equivalent upon achievement of certain performance and time vesting criteria. The fair value of each performance share unit was $13.74, which was the company’s share price on the grant date of December 1, 2014. The Board of Directors also approved a grant of 0.4 million restricted share units to these executives. The restricted share units vest at the earlier of three years from the date of grant or upon termination of employment with the company under certain circumstances. The fair value of each restricted share unit was $13.74, which was the company’s share price on the grant date of December 1, 2014.
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
In November 2013, the Board of Directors approved a grant of performance share units to all executives eligible to participate in the long-term incentive plan. Each performance share unit represents the right to receive one share of common stock or its cash equivalent upon achievement of certain performance and time vesting criteria. The fair value of each performance share unit was $7.97, which was the company’s share price on the grant date of December 1, 2013.
The actual number of performance share units that will vest depends upon the company’s performance relative to the established M2016 goals for the three-year performance period of October 1, 2013 to September 30, 2016, measured at the end of the performance period. The number of performance share units will depend on meeting the established M2016 goals at the following weights: 50% associated with achieving an Adjusted EBITDA margin target, 25% associated with achieving a net debt including retirement benefit liabilities target, and 25% associated with achieving an incremental booked revenue target. The number of performance share units that vest will be between 0% and 200% of the grant date amount of 1.8 million performance share units including incremental share units that were issued subsequent to the December 1, 2013 grant date. There were 1.1 million and 1.0 million shares related to these performance share units included in the diluted earnings per share calculation for the three and six months ended March 31, 2016, respectively, as certain payout thresholds were achieved in the second quarter of fiscal year 2016 relative to the Adjusted EBITDA, net debt reduction and incremental booked revenue targets. There were 1.0 million and 0.8 million shares related to these performance share units included in the diluted earnings per share calculation for the three and six months ended March 31, 2015, respectively, as certain payout thresholds were achieved in the second quarter of fiscal year 2015.
For the three months ended March 31, 2016, the dilutive impact of previously issued restricted shares, restricted share units, and performance share units was 1.2 million, compared to 1.9 million share units for the same period in the prior fiscal year. For the six months ended March 31, 2016, the dilutive impact of previously issued restricted shares, restricted share units, and performance share units was 1.6 million, compared to 2.0 million share units for the same period in the prior fiscal year. For the three and six months ended March 31, 2016, compensation cost related to restricted shares, restricted share units, performance share units and stock options was $3 million and $6 million, respectively, compared to $3 million and $5 million, respectively for the three and six months ended March 31, 2015.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For each of the three- and six-month period ended March 31, 2016, options to purchase 0.7 million and 0.3 million shares of common stock, respectively, were excluded in the computation of diluted earnings per share because their exercise price exceeded the average market price for the periods and thus their inclusion would be anti-dilutive.
For the three and six months ended March 31, 2016 the company’s convertible senior unsecured notes were excluded from the computation of diluted earnings per share, as the company’s average stock price during this period was less than conversion price for the notes. For the three and six months ended March 31, 2015, 3.0 million and 2.0 million shares, respectively, were included in the computation of diluted earnings per share because the average stock price during this period exceeded the conversion price for the 7.875 percent convertible notes due 2026.
3. New Accounting Standards
Accounting standards to be implemented
In April, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. The ASU provides guidance regarding the identification of performance and licensing obligations. The amendments in this update affect the guidance in ASU 2014-09, which is not effective yet. The effective date and the transition requirements for the amendments in ASU 2016-10 are the same as the effective date and transition requirements in ASU 2014-09 as described below. Therefore, the company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2018 in connection with its planned implementation of ASU 2014-09 and is currently evaluating the potential impact of this new guidance on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU intends to simplify how share-based payments are accounted for. The standard is required to be adopted by public business entities in fiscal periods beginning after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted. The company is assessing the potential impact of this new guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net) to clarify certain aspects of the principal-versus-agent guidance in its new revenue recognition standard. The amendments in this update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in ASU 2016-08 are the same as the effective date and transition requirements of ASU 2014-09. Therefore, the company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2018 in connection with its planned implementation of ASU 2014-09. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. The ASU will eliminate the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The standard is required to be adopted by public business entities in fiscal periods beginning after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted. The company does not expect a material impact on its consolidated financial statements from adoption of this guidance.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments. The ASU clarifies that an exercise contingency itself does not need to be evaluated to determine whether it is in an embedded derivative, just the underlying option.The standard is required to be adopted by public business entities in fiscal periods beginning after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted. The company does not expect a material impact on its consolidated financial statements from adoption of this guidance.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815), Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The update clarifies that a change in a counterparty to a derivative instrument designated as a hedging instrument would not require the entity to dedesignate the hedging relationship and discontinue the application of hedge accounting. The standard is required to be adopted by public business entities in fiscal periods beginning after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted. The company does not expect a material impact on its consolidated financial statements from adoption of this guidance.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update will require lessees to recognize a right-of-use asset and lease liability for substantially all leases. The standard is required to be adopted by public business entities in fiscal periods beginning after December 15, 2018, including interim periods within those fiscal periods. Early adoption is permitted. The company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2019 and is currently assessing the potential impact of this new guidance on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The guidance is effective for fiscal periods beginning after December 15, 2017, including interim periods within those fiscal periods. Early adoption is permitted. The company does not expect a material impact on its consolidated financial statements from adoption of this guidance.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, as part of its Simplification Initiative, which updates Income Taxes (Topic 740) guidance to eliminate the requirement for an entity to separate deferred tax liabilities and tax assets between current and noncurrent amounts in a classified balance sheet. Deferred taxes will be presented as noncurrent under the new standard. The guidance is effective for fiscal periods beginning after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted. The company plans to implement this standard in the fourth quarter of fiscal year 2016 and is assessing the potential impact of this new guidance on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires entities that measure inventory using first-in, first-out (FIFO) or average cost to measure inventory at the lower of cost and net realizable value. The standard is required to be adopted by public business entities in fiscal periods beginning after December 15, 2016, including interim periods within those fiscal periods. The company is assessing the potential impact of this new guidance on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which provides guidance about management's responsibility in evaluating whether there is substantial doubt relating to an entity’s ability to continue as a going concern and to provide related footnote disclosures as applicable. ASU 2014-15 is effective for the interim and fiscal periods ending after December 15, 2016. Early adoption is permitted. The company does not expect a material impact on its consolidated financial statements from adoption of this guidance.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After the Requisite Service Period. This guidance requires that an award with a performance target that affects vesting, and that could be achieved after the requisite service period, such as when an employee retires, but may still vest if and when the performance target is achieved, be treated as an award with performance conditions that affect vesting and the company apply existing guidance under ASC Topic 718, Compensation - Stock Compensation. The guidance is effective for fiscal periods beginning after December 15, 2015, including interim periods within those fiscal periods and may be applied either prospectively or retrospectively. The company is assessing the potential impact of this new guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service and requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 was originally effective for fiscal periods beginning after December 15, 2016, including interim periods within those fiscal periods. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year making it effective for fiscal periods beginning after December 15, 2017, including interim periods within those fiscal periods, while also providing for early adoption but not before the original effective date. The company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2018 and is currently evaluating the potential impact of this new guidance on its consolidated financial statements.
Accounting standards implemented during fiscal year 2016
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which updates Business Combination (Topic 805) guidance to eliminate the requirement to restate prior period financial statements for measurement period adjustments. The guidance should be applied prospectively to measurement period adjustments that occur

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

after the effective date. The guidance is effective for fiscal periods beginning after December 15, 2015, including interim periods within those fiscal periods. Early adoption is permitted. The company adopted this standard in the first quarter of the fiscal year 2016. This guidance did not have a material impact on the company's consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The guidance also requires new disclosure of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This guidance is to be applied prospectively and is effective for fiscal periods beginning on or after December 15, 2014, including interim periods within those fiscal periods. The company adopted this guidance in the first quarter of fiscal year 2016. The impact of this new guidance on the company's consolidated financial statements is dependent upon future business divestitures. Previous divestitures and amounts currently included in discontinued operations were not impacted.
4. Discontinued Operations
Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Sales	$—	$—	$—	$1

Income (loss) before income taxes	$(1)	$3	$(4)	$—
Benefit from income taxes	—	1	1	1
Income (loss) from discontinued operations attributable to Meritor, Inc.	$(1)	$4	$(3)	$1
Loss from discontinued operations attributable to the company for the three and six months ended March 31, 2016 was primarily related to changes in estimates related to legal costs incurred in connection with a previously divested business. Income from discontinued operations attributable to the company for the three and six months ended March 31, 2015 was primarily attributable to the settlement of indemnities on certain contingencies of previously divested businesses.
Total discontinued operations assets as of March 31, 2016 and September 30, 2015 were $1 million and $4 million, respectively, and total discontinued operations liabilities as of March 31, 2016 and September 30, 2015 were $6 million and $10 million, respectively.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in the carrying value of goodwill by the company’s two reportable segments are presented below (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Total
Beginning balance at September 30, 2015	$239	$163	$402
Foreign currency translation	(3)	—	(3)
Balance at March 31, 2016	$236	$163	$399
6. Restructuring Costs
Restructuring reserves, primarily related to unpaid employee termination benefits attributable mainly to the company's Commercial Truck & Industrial segment were $9 million at March 31, 2016 and $10 million at September 30, 2015, respectively. The changes in restructuring reserves for the six months ended March 31, 2016 and 2015 are as follows (in millions):

	Employee Termination Benefits	Plant Shutdown & Other	Total
Beginning balance at September 30, 2015	$10	$—	$10
Activity during the period:
Charges to continuing operations	2	1	3
Cash payments – continuing operations	(4)	—	(4)
Total restructuring reserves at March 31, 2016	8	1	9
Less: non-current restructuring reserves	(3)	—	(3)
Restructuring reserves – current, at March 31, 2016	$5	$1	$6

Balance at September 30, 2014	$11	$—	$11
Activity during the period:
Charges to continuing operations	6	—	6
Cash payments – continuing operations	(3)	—	(3)
Other	(2)	—	(2)
Total restructuring reserves at March 31, 2015	12	—	12
Less: non-current restructuring reserves	(2)	—	(2)
Restructuring reserves – current, at March 31, 2015	$10	$—	$10
2016 Restructuring Costs: During the first six months of fiscal year 2016, the company recorded restructuring costs of $3 million primarily associated with a labor reduction programs in China in the Commercial Truck & Industrial and Aftermarket and Trailer segments.
Consolidation of Certain Operations in 2015: During the first quarter of fiscal year 2015, the company recorded severance charges of $3 million associated with the elimination of approximately 50 hourly and 20 salaried positions in the Commercial Truck & Industrial segment in connection with the consolidation of certain gearing and machining operations in North America. Restructuring actions associated with this program were substantially complete as of September 30, 2015.
Closure of a Corporate Engineering Facility in 2015: During the second quarter of fiscal year 2015, the company notified approximately 30 salaried and contract employees that their positions were being eliminated due to the planned closure of a corporate engineering facility. The company recorded severance expenses of $1 million associated with this plan for the six months ended March 31, 2015. Restructuring actions associated with this program were substantially complete as of September 30, 2015.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

European Labor Reduction in 2015: During the second quarter of fiscal year 2015, the company initiated a European headcount reduction plan intended to reduce labor costs in response to continued soft markets in the region. The company eliminated approximately 20 hourly and 20 salaried positions and recorded $2 million of expected severance expenses in the Commercial Truck & Industrial segment in the second quarter of fiscal year 2015. Restructuring actions associated with this program were substantially complete as of June 30, 2015.
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

Income tax expense (benefit) is allocated among continuing operations, discontinued operations and other comprehensive income ("OCI"). Such allocation is applied by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as discontinued operations or OCI, income tax expense is allocated to the other sources of income, with a related benefit recorded in continuing operations.

In prior years, the company established valuation allowances against its U.S. net deferred tax assets and the net deferred tax assets of its 100-percent-owned subsidiaries in France, the United Kingdom and certain other countries. In evaluating its ability to recover these net deferred tax assets, the company utilizes a consistent approach which considers its historical operating results, including an assessment of the degree to which any gains or losses are driven by items that are unusual in nature, and tax planning strategies. In addition, the company reviews changes in near-term market conditions and other factors that impact future operating results. Continued improvement in the company’s operating results could lead to reversal of some or all of these valuation allowances in the future. However, the company continues to maintain the valuation allowances in these jurisdictions, as the company believes the negative evidence that it will be able to recover these net deferred tax assets continues to outweigh the positive evidence. In addition, the company performs the same analysis in jurisdictions not in a valuation allowance to determine if a valuation allowance is required.

Although the company was profitable in the U.S. in 2014 and 2015, it has not generated enough positive evidence to warrant a reversal of the U.S. valuation allowance, so it continues to record a full valuation allowance against the U.S. net deferred tax assets. While the weight of negative evidence related to cumulative losses continues to decrease, the company believes that the objectively-measured negative evidence outweighs the subjectively-determined positive evidence.

For the three months ended March 31, 2016, the company had approximately $17 million of net pre-tax income compared to $24 million of net pre-tax income in the same period in fiscal year 2015 in tax jurisdictions in which tax expense (benefit) is not recorded.

For the six months ended March 31, 2016, the company had approximately $28 million of net pre-tax income compared to $36 million of net pre-tax income in the same period in fiscal year 2015 in tax jurisdictions in which tax expense is not recorded. Income arising from these jurisdictions resulted in an adjustment to the valuation allowance, rather than an adjustment to income tax expense.
8. Accounts Receivable Factoring and Securitization
     Off-balance sheet arrangements
Swedish Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo through one of its European subsidiaries. Under this arrangement, which terminates on June 28, 2016, the company can sell up to, at any point in time, €155 million ($176 million) of eligible trade receivables. On March 29, 2016, Meritor signed an amendment to increase the commitment to €155 million from €150 million. All other terms of the arrangement remain unchanged. The company is working to extend this arrangement before its current maturity date. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €107 million ($121 million) and €108 million ($121 million) of this accounts receivable factoring facility as of March 31, 2016 and September 30, 2015, respectively.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The above facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through December 2016. The commitment is subject to standard terms and conditions for this type of arrangement.
U.S. Factoring Facility: On February 19, 2016, the company entered into a new Receivables Purchase Agreement with Nordea Bank replacing a similar agreement that expired February 28, 2016. Under this new arrangement, which terminates on February 19, 2019, the company can sell up to, at any point in time, €80 million ($91 million) of eligible trade receivables from AB Volvo and its U.S. subsidiaries through one of the company's U.S. subsidiaries, an increase of €15 million compared to the previous agreement. The amount of eligible receivables sold may exceed Nordea Bank’s commitment at Nordea Bank’s discretion. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €42 million ($48 million) and €74 million ($83 million) of this accounts receivable factoring facility as of March 31, 2016 and September 30, 2015, respectively.
     United Kingdom Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. Under this arrangement, which expires in February 2018, the company can sell up to, at any point in time, €25 million ($28 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €6 million ($7 million) and €8 million ($8 million) of this accounts receivable factoring facility as of March 31, 2016 and September 30, 2015, respectively. The agreement is subject to standard terms and conditions for these types of arrangements, including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
     Italy Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement, which expires in June 2017, the company can sell up to, at any point in time, €30 million ($34 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €17 million ($19 million) and €22 million ($24 million) of this accounts receivable factoring facility as of March 31, 2016 and September 30, 2015, respectively. The agreement is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
     In addition to the above facilities, a number of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the condensed consolidated balance sheet. The amount of factored receivables excluded from accounts receivable under these arrangements was $14 million and $18 million at March 31, 2016 and September 30, 2015, respectively.
     Total costs associated with all of the off-balance sheet arrangements described above were $2 million and $1 million in the three months ended March 31, 2016 and 2015, respectively, and $4 million and $3 million in the six months ended March 31, 2016 and 2015, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     On-balance sheet arrangements
The company has a $100 million U.S. accounts receivables securitization facility. On December 4, 2015, the company entered into an amendment which extends the facility expiration date to December 4, 2018. The maximum permitted priority-debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company’s U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the condensed consolidated balance sheet. At March 31, 2016 and September 30, 2015, no amounts, including letters of credit, were outstanding under this program. This securitization program contains a cross default to the revolving credit facility. At certain times during any given month, the company may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, the company would then typically utilize the cash received from customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, the company may borrow under this program, amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
9. Operating Cash Flow
The reconciliation of net income to cash flows provided by operating activities is as follows (in millions):

	Six Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$59	$73
Less: Income (loss) from discontinued operations, net of tax	(3)	1
Income from continuing operations	62	72
Adjustments to income from continuing operations to arrive at cash provided by operating activities:
Depreciation and amortization	31	32
Restructuring costs	3	6
Loss on debt extinguishment	—	1
Gain on sale of property	(2)	—
Equity in earnings of affiliates	(17)	(18)
Pension and retiree medical expense	10	14
Other adjustments to income from continuing operations	4	5
Dividends received from equity method investments	19	10
Pension and retiree medical contributions	(22)	(24)
Restructuring payments	(4)	(3)
Changes in off-balance sheet accounts receivable factoring	(51)	40
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations	7	(99)
Operating cash flows provided by continuing operations	40	36
Operating cash flows used for discontinued operations	(1)	(7)
CASH PROVIDED BY OPERATING ACTIVITIES	$39	$29

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	March 31, 2016	September 30, 2015
Finished goods	$146	$133
Work in process	31	28
Raw materials, parts and supplies	185	177
Total	$362	$338
11. Other Current Assets
     Other current assets are summarized as follows (in millions):

	March 31, 2016	September 30, 2015
Current deferred income tax assets	$20	$20
Asbestos-related recoveries (see Note 20)	14	13
Prepaid and other	19	17
Other current assets	$53	$50
12. Net Property
     Net property is summarized as follows (in millions):

	March 31, 2016	September 30, 2015
Property at cost:
Land and land improvements	$31	$31
Buildings	221	214
Machinery and equipment	852	864
Company-owned tooling	116	116
Construction in progress	67	62
Total	1,287	1,287
Less: accumulated depreciation	(860)	(868)
Net property	$427	$419

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Other Assets
     Other assets are summarized as follows (in millions):

	March 31, 2016	September 30, 2015
Investments in non-consolidated joint ventures	$98	$96
Asbestos-related recoveries (see Note 20)	37	42
Unamortized revolver debt issuance costs	8	10
Capitalized software costs, net	27	28
Non-current deferred income tax assets, net	28	28
Assets for uncertain tax positions	3	3
Prepaid pension costs	114	110
Other	17	15
Other assets	$332	$332
In accordance with FASB ASC Topic 350-40, costs relating to internally developed or purchased software in the preliminary project stage and the post-implementation stage are expensed as incurred. Costs in the application development stage that meet the criteria for capitalization are capitalized and amortized using the straight-line basis over the estimated economic useful life of the software.
The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At March 31, 2016 and September 30, 2015, the company’s investment in the joint venture was $45 million and $42 million, respectively.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(Unaudited)
Sales	$83	$88	$168	$170
Gross margin	$21	$19	$43	$37
Income from continuing operations	$13	$13	$29	$24
Net income	$13	$13	$29	$24

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Other Current Liabilities
     Other current liabilities are summarized as follows (in millions):

	March 31, 2016	September 30, 2015
Compensation and benefits	$98	$122
Income taxes	13	9
Taxes other than income taxes	23	23
Accrued interest	14	14
Product warranties (see Note 16)	19	22
Environmental reserves (see Note 20)	8	9
Restructuring (see Note 6)	6	7
Asbestos-related liabilities (see Note 20)	17	17
Indemnity obligations (see Note 20)	2	2
Other	53	54
Other current liabilities	$253	$279
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
A summary of the changes in product warranties is as follows (in millions):

	Six Months Ended March 31,
	2016	2015
Total product warranties – beginning of period	$48	$51
Accruals for product warranties	7	7
Payments	(9)	(9)
Change in estimates and other	1	—
Total product warranties – end of period	47	49
Less: Non-current product warranties	(28)	(26)
Product warranties – current	$19	$23
16. Other Liabilities
Other liabilities are summarized as follows (in millions):

	March 31, 2016	September 30, 2015
Asbestos-related liabilities (see Note 20)	$121	$109
Restructuring (see Note 6)	3	3
Non-current deferred income tax liabilities	99	99
Liabilities for uncertain tax positions	15	15
Product warranties (see Note 15)	28	26
Environmental (see Note 20)	8	8
Indemnity obligations (see Note 20)	12	13
Other	30	32
Other liabilities	$316	$305

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. Long-Term Debt
     Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	March 31, 2016	September 30, 2015
4.625 percent convertible notes due 2026 (1)	$—	$55
4.0 percent convertible notes due 2027(2)(4)	142	142
7.875 percent convertible notes due 2026(2)(5)	128	127
6.75 percent notes due 2021(3)(6)	270	270
6.25 percent notes due 2024(3)(7)	442	442
Capital lease obligation	17	17
Export financing arrangements and other	21	18
Unamortized discount on convertible notes	(17)	(20)
Subtotal	1,003	1,051
Less: current maturities	(25)	(15)
Long-term debt	$978	$1,036
(1) The 4.625 percent, convertible notes contained a put and call feature, which allowed for earlier redemption beginning in 2016. Substantially all of these notes were redeemed on March 1, 2016.
(2) The 4.0 percent and 7.875 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2019 and 2020, respectively.
(3) The 6.75 percent and 6.25 percent notes contain a call option, which allows for early redemption.
(4) The 4.0 percent convertible notes due 2027 are presented net of $1 million unamortized issuance costs as of March 31, 2016 and September 30, 2015.
(5) The 7.875 percent convertible notes due 2026 are presented net of $2 million and $3 million unamortized issuance costs as of March 31, 2016 and September 30, 2015, respectively, and $10 million original issuance discount as of March 31, 2016 and September 30, 2015.
(6) The 6.75 percent notes due 2021 are presented net of $5 million unamortized issuance costs as of March 31, 2016 and September 30, 2015.
(7) The 6.25 percent notes due 2024 are presented net of $8 million unamortized issuance costs as of March 31, 2016 and September 30, 2015.

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
The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At March 31, 2016, the revolving credit facility was collateralized by approximately $647 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company’s current corporate credit rating. At March 31, 2016, the margin over LIBOR rate was 325 basis points, and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 225 basis points.
Certain of the company’s subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly held notes outstanding under the company’s indentures (see Note 23).
No borrowings were outstanding under the revolving credit facility at March 31, 2016 and September 30, 2015. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At March 31, 2016 and September 30, 2015, there were no letters of credit outstanding under the revolving credit facility.

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

Repurchase of Debt Securities
In February 2015, the company repurchased $15 million principal amount of the company's 4.0 percent convertible notes due 2027. The notes were repurchased at a premium equal to approximately 6 percent of their principal amount. The repurchase of $15 million principal amount of the company's 4.0 percent convertible notes was accounted for as an extinguishment of debt, and accordingly the company recognized an insignificant net loss on debt extinguishment, the majority of which is premium. The net loss on debt extinguishment is included in the consolidated statement of operations in interest expense, net. The repurchase was made under the company's equity and equity-linked repurchase authorizations (see Note 21).
On March 1, 2016, substantially all of the $55 million of principal amount 4.625 percent convertible notes were repurchased at 100 percent of the face value of the notes. The repurchase was made under the company's equity and equity linked repurchase authorizations (see Note 21). The amount remaining available for repurchases under these authorizations was $39 million at March 31, 2016.

Capital Leases
On March 20, 2012, the company entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, the company can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, the company can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. The company had $8 million and $10 million outstanding under this capital lease arrangement as of March 31, 2016 and September 30, 2015, respectively. In addition, the company had another $9 million and $7 million outstanding through other capital lease arrangements at March 31, 2016 and September 30, 2015, respectively.

Letter of Credit Facilities
On February 21, 2014, the company entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million through December 19, 2015. From December 20, 2015 through March 19, 2019, the aggregate availability is $25 million. This facility contains covenants and events of default generally similar to those existing in the company’s public debt indentures. There were $22 million and $24 million of letters of credit outstanding under this facility at March 31, 2016 and September 30, 2015, respectively. The company had another $6 million of letters of credit outstanding through other letter of credit facilities at March 31, 2016 and September 30, 2015.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Export Financing Arrangements
The company entered into a number of export financing arrangements through its Brazilian subsidiary during fiscal year 2014.  The export financing arrangements are issued under an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs. The arrangements bear interest at 5.5 percent and have maturity dates in 2016 and 2017. There was $19 million and $18 million outstanding under these arrangements at March 31, 2016 and September 30, 2015, respectively.

Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million per bank. As of March 31, 2016 and September 30, 2015, the company had $8 million and $13 million, respectively, outstanding under this program at more than one bank.
18. Financial Instruments
Fair values of financial instruments are summarized as follows (in millions):

	March 31, 2016		September 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$94	$94	$193	$193
Short-term debt	25	24	15	15
Long-term debt	978	958	1,036	1,123
Foreign exchange forward contracts (asset)	—	—	1	1
Foreign exchange forward contracts (liability)	2	2	3	3
Short-term foreign currency option contracts (asset)	—	—	1	1
Long-term foreign currency option contracts (asset)	—	—	1	1

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	March 31, 2016			September 30, 2015
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Asset
Foreign exchange forward contract	—	—	—	1	—	1
Derivative Liabilities
Foreign exchange forward contract	2	—	2	3	—	3
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
Fair value of financial instruments by the valuation hierarchy at March 31, 2016 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$94	$—	$—
Short-term debt	—	—	24
Long-term debt	—	946	12
Foreign exchange forward contracts (liability)	—	2	—
Fair value of financial instruments by the valuation hierarchy at March 31, 2015 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$207	$—	$—
Short-term debt	—	—	5
Long-term debt	—	1,093	38
Foreign exchange forward contracts (asset)	—	5	—
Short-term foreign currency option contracts (asset)	—	—	2
Long-term foreign currency option contracts (asset)	—	—	2
The tables below provide a reconciliation of changes in fair value of the Level 3 financial assets and liabilities measured at fair value in the condensed consolidated balance sheet for the three and six months ended March 31, 2016 and 2015, respectively. No transfers of assets between any of the Levels occurred during these periods.

Three months ended March 31, 2016 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of December 31, 2015	$2	$—	$2
Total unrealized gains (losses):
Included in other income	(2)	—	(2)
Transfer in and / or out of Level 3 (1)	—	—	—
Fair Value as of March 31, 2016	$—	$—	$—

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three months ended March 31, 2015 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of December 31, 2014	$4	$1	$5
Total unrealized gains (losses):
Included in other income	(1)	—	(1)
Total realized gains (losses):
Included in other income	3	—	3
Included in cost of sales	3	—	3
Purchases, issuances, sales and settlements:
Purchases	4	—	4
Settlements	(9)	(1)	(10)
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	(2)	2	—
Fair Value as of March 31, 2015	$2	$2	$4

Six months ended March 31, 2016 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2015	$1	$1	$2
Total unrealized gains (losses):
Included in other income	(2)	—	$(2)
Included in cost of sales	—	(1)	(1)
Purchases, issuances, sales and settlements:
Purchases	1	—	$1
Transfer in and / or out of Level 3 (1)	—	—	—
Fair Value as of March 31, 2016	$—	$—	$—

Six months ended March 31, 2015 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2014	$2	$1	$3
Total realized gains (losses):
Included in other income	3	—	3
Included in cost of sales	3	—	3
Purchases, issuances, sales and settlements:
Purchases	5	—	5
Settlements	(10)	(1)	(11)
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	(1)	2	1
Fair Value as of March 31, 2015	$2	$2	$4
(1) Transfers as of the last day of the reporting period.
Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents at March 31, 2016 or September 30, 2015.

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
Foreign currency option contracts — The company uses option contracts to mitigate foreign currency exposure on expected future Indian rupee denominated purchases. The contracts were entered into during the third quarter of fiscal year 2014 with effective dates from the start of fiscal year 2015 through the end of fiscal year 2017. In the second quarter of fiscal year 2015, the company monetized its outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2017. The fair value of the foreign currency option contracts is based on a third-party proprietary model, which incorporates inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates, and time utilizing market instruments with similar quality and maturity characteristics. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations. In the first six months of fiscal year 2016, net unrealized losses totaled $1 million, all of which occurred during the first quarter of fiscal year 2016.
From time to time, the company will hedge against its foreign currency exposure related to translations to U.S. dollars of financial results denominated in foreign currencies. In the first quarter of fiscal year 2015, the company entered into a series of foreign currency option contracts with a total notional amount of $48 million to reduce volatility in the translation of Brazilian real earnings to U.S. dollars. These foreign currency option contracts did not qualify for a hedge accounting election but were expected to mitigate foreign currency translation exposure of Brazilian real earnings to U.S. dollars. In the second quarter of fiscal year 2015, the company monetized these outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2015. In the third and fourth quarters of fiscal year 2015, the company monetized these outstanding foreign currency option contracts. As of March 31, 2016 and September 30, 2015, there were no Brazilian real foreign currency option contracts outstanding.

Also, in the fourth quarter of fiscal year 2015, the company entered into a series of foreign currency contracts with total notional amounts of $30 million and $27 million to mitigate the risk of volatility in the translation of Swedish krona and euro earnings to U.S. dollars, respectively. During the first quarter of fiscal year 2016, the company entered into additional foreign currency contracts with total notional amounts of $19 million and $21 million to mitigate the risk of volatility in the translation of the Swedish krona and euro earnings to U.S. dollars, respectively. These foreign currency option contracts do not qualify for a hedge accounting election but are expected to mitigate foreign currency translation exposure of Swedish krona and euro earnings to U.S. dollars during fiscal year 2016. For the three and six months ended March 31, 2016, net unrealized losses totaled $2 million. The fair value of the foreign currency option contracts is based on a third-party proprietary model, which incorporates inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates, and time utilizing market instruments with similar quality and maturity characteristics. Changes in fair value associated with these contracts are recorded in the consolidated statement of operations in other income, net.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19. Retirement Benefit Liabilities
     Retirement benefit liabilities consisted of the following (in millions):

	March 31, 2016	September 30, 2015
Retiree medical liability	$429	$438
Pension liability	208	219
Other	13	14
Subtotal	650	671
Less: current portion (included in compensation and benefits, Note 15)	(39)	(39)
Retirement benefits	$611	$632
The components of net periodic pension and retiree medical expense included in Selling, general and administrative expenses for the three months ended March 31 are as follows (in millions):

	2016		2015
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	27	5	18	5
Assumed return on plan assets	(25)	—	(28)	—
Recognized actuarial loss	6	3	7	5
Total expense (income)	$8	$8	$(3)	$10

The components of net periodic pension and retiree medical expense included in Selling, general and administrative expenses for the six months ended March 31 are as follows (in millions):

	2016		2015
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	33	9	36	10
Assumed return on plan assets	(50)	—	(56)	—
Recognized actuarial loss	12	6	14	10
Total expense (income)	$(5)	$15	$(6)	$20

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at March 31, 2016 to be approximately $17 million, of which $2 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.
     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at March 31, 2016 to be approximately $28 million, of which $14 million is probable and recorded as a liability.
     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 0.5 to 2.5 percent and is approximately $8 million at March 31, 2016. The undiscounted estimate of these costs is approximately $8 million.
     The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning balance at September 30, 2015	$2	$14	$16
Payments and other	—	(3)	(3)
Accruals	—	3	3
Balance at March 31, 2016	$2	$14	$16
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
Maremont had approximately 5,800 and 5,600 pending asbestos-related claims at March 31, 2016 and September 30, 2015, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, the total number of claims filed is not necessarily the most meaningful factor in determining Maremont’s asbestos-related liability.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	March 31, 2016	September 30, 2015
Pending and future claims	$71	$71
Billed but unpaid claims	2	3
Asbestos-related liabilities	$73	$74
Asbestos-related insurance recoveries	$37	$41
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
     As of September 30, 2015, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Maremont’s obligation for asbestos personal injury claims over the next ten years of $71 million to $100 million. Management recognized a liability of $71 million as of each of March 31, 2016 and September 30, 2015 for pending and future claims over the next ten years. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Historically, Maremont has recognized incremental insurance receivables associated with recoveries expected for asbestos-related liabilities as the estimate of asbestos-related liabilities for pending and future claims changes. However, Maremont currently expects that its settled insurance coverage will not be sufficient to fully offset its expected asbestos-related liabilities through the end of the ten-year forecasted liability period.
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
Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The insurance receivable related to asbestos-related liabilities is $37 million and $41 million as of March 31, 2016 and September 30, 2015, respectively. The receivable is for coverage provided by one insurance carrier based on a coverage in place agreement. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next ten years. The difference between the estimated liability and insurance receivable is primarily related to exhaustion of settled insurance coverage within the forecasted period and proceeds from settled insurance policies. Amounts received from insurance settlements generally reduce recorded insurance receivables.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maremont maintained insurance coverage with other insurance carriers that management believes also covers indemnity and defense costs. During fiscal year 2013, Maremont re-initiated lawsuits against these carriers, seeking a declaration of its rights to coverage for asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. One of these insurance policies has been partially settled in cash. On December 12, 2015, Maremont received $17 million, of which $5 million was recognized as reduction in asbestos expense and $12 million was recorded as a liability to the insurance carrier as it is required to be returned to the carrier if additional asbestos liability is not incurred. The settlement also provides additional recovery for Maremont if certain spending thresholds are met.
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
     Rockwell International (“Rockwell”) — ArvinMeritor, Inc. (“AM”), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. Rockwell had approximately 3,200 and 3,000 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at March 31, 2016 and September 30, 2015, respectively.
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
     The Rockwell legacy asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	March 31, 2016	September 30, 2015
Pending and future claims	$55	$55
Billed but unpaid claims	3	3
Asbestos-related liabilities	$58	$58
Asbestos-related insurance recoveries	$14	$14
Pending and Future Claims: The company has engaged Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Bates White prepares these cost estimates annually in September. As of September 30, 2015, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Rockwell’s obligation for asbestos personal injury claims over the next ten years of $55 million to $74 million. Management recognized a liability for the pending and future claims over the next ten years of $55 million as of each of March 31, 2016 and September 30, 2015. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.

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
Recoveries: The insurance receivable related to asbestos-related liabilities was $14 million as of each of March 31, 2016 and September 30, 2015. Included in these amounts are insurance receivables of $9 million as of each of March 31, 2016 and September 30, 2015 that are associated with policies in dispute. Rockwell has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against certain of these carriers to enforce the insurance policies, which are in various stages of the litigation process. The company expects to recover some portion of the defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. The amounts recognized for policies in dispute are based on consultation with advisors, status of settlement negotiations with certain insurers and underlying analysis performed by management. The remaining receivable recognized is related to coverage provided by one carrier based on a coverage-in-place insurance arrangement. If the assumptions with respect to the estimation period, the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell's asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.
Indemnifications
The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration.
In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At March 31, 2016 and September 30, 2015, the remaining estimated liability for this matter was approximately $13 million.
   In connection with the sale of its interest in MSSC in October 2009, the company provided certain indemnities to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. At March 31, 2016, the company had no exposure under this indemnity. At September 30, 2015, the company's exposure was approximately $1 million, which is included in other liabilities in the condensed consolidated balance sheet.
The company is not aware of any other claims or other information that would give rise to material payments under such indemnifications.
Other
The company identified certain sales transactions for which value added tax was required to be remitted to certain tax jurisdictions for tax years 2009 through 2015. At March 31, 2016 and September 30, 2015, the company’s estimate of the probable liability was $10 million.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2016, the company was served with a complaint filed against the company and other defendants in the United States District Court for the Eastern District of Michigan. The complaint is a proposed class action and alleges that the company violated federal and state antitrust and other laws in connection with a former business of the company’s that manufactured and sold exhaust systems for automobiles. The alleged class is comprised of persons and entities that purchased or leased a passenger vehicle during a specified time period. In April the Company was served with a virtually identical suit also naming the company as a defendant on behalf of a purported class of automobile dealers. The company is reviewing the complaints and developing its response and intends to vigorously defend the claims. At this point, the company cannot estimate the ultimate impact on the company, and there can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity.

In April 2016, the company was served with several complaints filed against the company and other defendants in the United States District Court for the Northern District of Mississippi. These complaints allege damages, including diminution of property value, concealment/fraud and emotional distress resulting from alleged environmental pollution in and around a neighborhood in Grenada, Mississippi. Rockwell owned and operated a facility near the neighborhood from 1965 to 1985. The company is reviewing the complaints and developing its response and intends to vigorously defend the claims. The ultimate outcome of this litigation, and consequently, an estimate of the possible loss, if any, related to this litigation, cannot reasonably be determined at this time and no assurance can be given that the ultimate outcome would not materially adversely affect the company.
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
21. Shareowners' Equity
Equity and Equity-Linked Repurchase Authorizations
   In June 2014, the company’s Board of Directors authorized the repurchase of up to $210 million of its equity and equity-linked securities (including convertible debt securities), subject to the achievement of its M2016 net debt reduction target and compliance with legal and regulatory requirements and its debt covenants. In September 2014, the company’s Board authorized the repurchase of up to $40 million of its equity or equity-linked securities (including convertible debt securities) under the $210 million authorization that may be made annually without regard to achievement of the M2016 net debt reduction target. These authorizations have no stated expiration. During the six months ended March 31, 2016, the company repurchased 3.9 million shares of common stock for $43 million (including commission costs) pursuant to these authorizations. As of March 31, 2016, the company has repurchased 8.1 million shares of common stock for $98 million (including commission costs), $19 million principal amount of its 4.0 percent convertible notes due 2027, and substantially all of the $55 million principal amount of its 4.625 percent convertible notes due 2026 pursuant to the equity and equity-linked repurchase authorizations. The amount remaining available for repurchase under the authorization was $39 million as of March 31, 2016.
In January 2015, the Offering Committee of the company’s Board of Directors approved a repurchase program for up to $150 million aggregate principal amount of any of its public debt securities (including convertible debt securities) from time to time through open market purchases or privately negotiated transactions or otherwise, until September 30, 2016, subject to compliance with legal and regulatory requirements and the company's debt covenants. This repurchase program is in addition to the equity and equity-linked repurchase authorizations described above. The amount remaining available for repurchases under this program is $150 million as of March 31, 2016 and September 30, 2015.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Other Comprehensive Loss (“AOCL”)
The components of AOCL and the changes in AOCL by components, net of tax, for three months ended March 31, 2016 and 2015 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at December 31, 2015	$(60)	$(696)	$(4)	$(760)
Other comprehensive income (loss) before reclassification	10	—	(1)	9
Amounts reclassified from accumulated other comprehensive loss - net of tax	—	9	—	9
Net current-period other comprehensive income (loss)	$10	$9	$(1)	$18
Balance at March 31, 2016	$(50)	$(687)	$(5)	$(742)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Actuarial losses	9	(a)
	9	Total before tax
	—	Tax (benefit) expense
Total reclassifications for the period	$9	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 19 for additional details).

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at December 31, 2014	$8	$(777)	$(2)	$(771)
Other comprehensive income before reclassification	(33)	(1)	—	(34)
Amounts reclassified from accumulated other comprehensive loss - net of tax	—	12	—	12
Net current-period other comprehensive income	$(33)	$11	$—	$(22)
Balance at March 31, 2015	$(25)	$(766)	$(2)	$(793)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Actuarial losses	$12	(b)
	12	Total before tax
	—	Tax expense
	12	Net of tax

(b) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 19 for additional details).

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of AOCL and the changes in AOCL by components, net of tax, for six months ended March 31, 2016 and 2015 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at September 30, 2015	$(54)	$(705)	$(7)	(766)
Other comprehensive income (loss) before reclassification	4	—	2	6
Amounts reclassified from accumulated other comprehensive loss - net of tax	—	18	—	18
Net current-period other comprehensive income (loss)	$4	$18	$2	$24
Balance at March 31, 2016	$(50)	$(687)	$(5)	$(742)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Actuarial losses	18	(a)
	18	Total before tax
	—	Tax (benefit) expense
Total reclassifications for the period	$18	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 19 for additional details).

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at September 30, 2014	$41	$(789)	$(1)	$(749)
Other comprehensive income before reclassification	(67)	(1)	(1)	(69)
Amounts reclassified from accumulated other comprehensive loss - net of tax	1	24	—	25
Net current-period other comprehensive income	$(66)	$23	$(1)	$(44)
Balance at March 31, 2015	$(25)	$(766)	$(2)	$(793)

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Actuarial losses	$24	(b)
	24	Total before tax
	—	Tax expense
	24	Net of tax

Foreign Currency Translation Related Adjustment
Other reclassification adjustment	$1
	1	Total before tax
	—	Tax expense
	1	Net of tax

Total reclassifications for the period	$25	Net of tax

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
      The company has two reportable segments at March 31, 2016, as follows:

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
     The accounting policies of the segments are the same as those applied in the condensed consolidated financial statements, except for the use of Segment EBITDA. The company may allocate certain common costs, primarily corporate functions, between the segments differently than the company would for stand alone financial information prepared in accordance with GAAP. These allocated costs include expenses for shared services such as information technology, finance, communications, legal and human resources. The company does not allocate interest expense and certain legacy and other corporate costs not directly associated with the segment.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Segment information is summarized as follows (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Eliminations	Total
Three Months Ended March 31, 2016
External Sales	$610	$211	$—	$821
Intersegment Sales	21	7	(28)	—
Total Sales	$631	$218	$(28)	$821
Three Months Ended March 31, 2015
External Sales	$660	$204	$—	$864
Intersegment Sales	21	8	(29)	—
Total Sales	$681	$212	$(29)	$864

	Commercial Truck & Industrial	Aftermarket & Trailer	Eliminations	Total
Six Months Ended March 31, 2016
External Sales	$1,223	$407	$—	$1,630
Intersegment Sales	41	14	(55)	—
Total Sales	$1,264	$421	$(55)	$1,630
Six months ended March 31, 2015
External Sales	$1,338	$405	$—	$1,743
Intersegment Sales	46	15	(61)	—
Total Sales	$1,384	$420	$(61)	$1,743

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Segment EBITDA:
Commercial Truck & Industrial	$56	$57	$108	$113
Aftermarket & Trailer	28	30	48	55
Segment EBITDA	84	87	156	168
Unallocated legacy and corporate costs, net (1)	(3)	—	1	(2)
Interest expense, net	(21)	(21)	(43)	(40)
Provision for income taxes	(7)	(6)	(14)	(13)
Depreciation and amortization	(16)	(17)	(31)	(32)
Noncontrolling interests	—	—	(1)	(1)
Loss on sale of receivables	(2)	(1)	(4)	(3)
Restructuring costs	(2)	(3)	(3)	(6)
Income from continuing operations attributable to Meritor, Inc.	$33	$39	$61	$71

(1)
Unallocated legacy and corporate costs, net represents items that are not directly related to the company's business segments. These costs primarily include asbestos-related charges and settlements, pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability.

Segment Assets:	March 31, 2016	September 30, 2015
Commercial Truck & Industrial	$1,509	$1,569
Aftermarket & Trailer	454	448
Total segment assets	1,963	2,017
Corporate (1)	340	434
Less: Accounts receivable sold under off-balance sheet factoring programs(2)	(210)	(256)
Total assets	$2,093	$2,195

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(2)
At March 31, 2016 and September 30, 2015, segment assets include $210 million and $256 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 8). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

23. Supplemental Guarantor Condensed Consolidating Financial Statements
Rule 3-10 of Regulation S-X requires that separate financial information for issuers and guarantors of registered securities be filed in certain circumstances. Certain of the company's 100-percent-owned subsidiaries, as defined in the credit agreement (the "Guarantors"), irrevocably and unconditionally guarantee amounts outstanding under the senior secured revolving credit facility on a joint and several basis. Similar subsidiary guarantees were provided for the benefit of the holders of the notes outstanding under the company's indentures (see Note 17).
Schedule I of Rule 5-04 of Regulation S-X requires that condensed financial information of the registrant ("Parent") on a stand alone basis be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. Certain subsidiaries in China, India and Brazil are restricted by law from transfer of cash by dividends, loans, or advances to Parent, which exceeded 25 percent of consolidated net assets of Parent as of September 30, 2015. As of March 31, 2016, the company's proportionate share of net assets restricted from transfer by law was $37 million.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In lieu of providing separate audited financial statements for the Parent and Guarantors, the company has included the accompanying condensed consolidating financial statements as permitted by Regulation S-X Rules 3-10 and 5-04. These condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Parent's share of the subsidiary's cumulative results of operations, capital contributions and distribution and other equity changes. The Guarantors are combined in the condensed consolidating financial statements.

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended March 31, 2016
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$420	$401	$—	$821
Subsidiaries	—	28	16	(44)	—
Total sales	—	448	417	(44)	821
Cost of sales	(12)	(369)	(363)	44	(700)
GROSS MARGIN	(12)	79	54	—	121
Selling, general and administrative	(19)	(21)	(20)	—	(60)
Restructuring costs	—	(1)	(1)	—	(2)
Other operating expense	(3)	—	—	—	(3)
OPERATING INCOME (LOSS)	(34)	57	33	—	56
Other income (expense), net	35	(9)	(28)	—	(2)
Equity in earnings of affiliates	—	7	—	—	7
Interest income (expense), net	(28)	7	—	—	(21)
INCOME (LOSS) BEFORE INCOME TAXES	(27)	62	5	—	40
Provision for income taxes	—	—	(7)	—	(7)
Equity income (loss) from continuing operations of subsidiaries	60	(6)	—	(54)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	33	56	(2)	(54)	33
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	(2)	(1)	3	(1)
NET INCOME (LOSS)	32	54	(3)	(51)	32
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$32	$54	$(3)	$(51)	$32

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31, 2016
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income (loss)	$32	$54	$(3)	$(51)	$32
Other comprehensive income (loss)	18	23	(10)	(13)	18
Total comprehensive income (loss)	50	77	(13)	(64)	50
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to Meritor, Inc.	$50	$77	$(13)	$(64)	$50

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended March 31, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$418	$446	$—	$864
Subsidiaries	—	31	17	(48)	—
Total sales	—	449	463	(48)	864
Cost of sales	(10)	(380)	(407)	48	(749)
GROSS MARGIN	(10)	69	56	—	115
Selling, general and administrative	(16)	(26)	(15)	—	(57)
Restructuring costs	(1)	—	(2)	—	(3)
OPERATING INCOME (LOSS)	(27)	43	39	—	55
Other income (expense), net	37	(9)	(26)	—	2
Equity in earnings of affiliates	—	8	1	—	9
Interest income (expense), net	(29)	6	2	—	(21)
INCOME (LOSS) BEFORE INCOME TAXES	(19)	48	16	—	45
Provision for income taxes	(1)	—	(5)	—	(6)
Equity income from continuing operations of subsidiaries	59	8	—	(67)	—
INCOME FROM CONTINUING OPERATIONS	39	56	11	(67)	39
INCOME FROM DISCONTINUED OPERATIONS, net of tax	4	5	3	(8)	4
NET INCOME	43	61	14	(75)	43
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$43	$61	$14	$(75)	$43

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2016
	Parent		Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—		$837	$793	$—	$1,630
Subsidiaries	—		55	32	(87)	—
Total sales	—		892	825	(87)	1,630
Cost of sales	(26)	—	(746)	(720)	87	(1,405)
GROSS MARGIN	(26)		146	105	—	225
Selling, general and administrative	(39)		(42)	(35)	—	(116)
Restructuring costs	—		(1)	(2)	—	(3)
Other operating expense	(3)		—	—	—	(3)
OPERATING INCOME (LOSS)	(68)		103	68	—	103
Other income (loss), net	34		(9)	(26)	—	(1)
Equity in earnings of affiliates	—		16	1	—	17
Interest income (expense), net	(59)		15	1	—	(43)
INCOME (LOSS) BEFORE INCOME TAXES	(93)		125	44	—	76
Provision for income taxes	—		—	(14)	—	(14)
Equity income from continuing operations of subsidiaries	154		21	—	(175)	—
INCOME FROM CONTINUING OPERATIONS	61		146	30	(175)	62
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(3)		(5)	(4)	9	(3)
Net income	58		141	26	(166)	59
Less: Net income attributable to noncontrolling interests	—		—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$58		$141	$25	$(166)	$58

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Six Months Ended March 31, 2016
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$58	$141	$26	$(166)	$59
Other comprehensive income (loss)	24	12	(2)	(10)	24
Total comprehensive income	82	153	24	(176)	83
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income attributable to Meritor, Inc.	$82	$153	$23	$(176)	$82

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Six months ended March 31, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$821	$922	$—	$1,743
Subsidiaries	—	61	33	(94)	—
Total sales	—	882	955	(94)	1,743
Cost of sales	(24)	(751)	(832)	94	(1,513)
GROSS MARGIN	(24)	131	123	—	230
Selling, general and administrative	(34)	(54)	(34)	—	(122)
Restructuring costs	(1)	(3)	(2)	—	(6)
Other operating income	—	—	1	—	1
OPERATING INCOME (LOSS)	(59)	74	88	—	103
Equity in earnings of affiliates	—	15	3	—	18
Other income (loss), net	37	(9)	(24)	—	4
Interest income (expense), net	(58)	13	5	—	(40)
INCOME (LOSS) BEFORE INCOME TAXES	(80)	93	72	—	85
Provision for income taxes	(1)	—	(12)	—	(13)
Equity income from continuing operations of subsidiaries	152	53	—	(205)	—
INCOME FROM CONTINUING OPERATIONS	71	146	60	(205)	72
INCOME FROM DISCONTINUED OPERATIONS, net of tax	1	2	—	(2)	1
NET INCOME	72	148	60	(207)	73
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$72	$148	$59	$(207)	$72

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	March 31, 2016
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$24	$5	$65	$—	$94
Receivables trade and other, net	—	30	396	—	426
Inventories	—	165	197	—	362
Other current assets	4	22	27	—	53
TOTAL CURRENT ASSETS	28	222	685	—	935
NET PROPERTY	19	187	221	—	427
GOODWILL	—	219	180	—	399
OTHER ASSETS	55	133	144	—	332
INVESTMENTS IN SUBSIDIARIES	2,384	329	—	(2,713)	—
TOTAL ASSETS	$2,486	$1,090	$1,230	$(2,713)	$2,093
CURRENT LIABILITIES:
Short-term debt	$1	$4	$20	$—	$25
Accounts and notes payable	41	182	288	—	511
Other current liabilities	85	61	107	—	253
TOTAL CURRENT LIABILITIES	127	247	415	—	789
LONG-TERM DEBT	967	4	7	—	978
RETIREMENT BENEFITS	583	—	28	—	611
INTERCOMPANY PAYABLE (RECEIVABLE)	1,401	(1,986)	585	—	—
OTHER LIABILITIES	34	238	44	—	316
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(626)	2,587	126	(2,713)	(626)
NONCONTROLLING INTERESTS	—	—	25	—	25
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,486	$1,090	$1,230	$(2,713)	$2,093

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2016
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(20)	$18	$41	$—	$39
INVESTING ACTIVITIES
Capital expenditures	(12)	(22)	(13)	—	(47)
Other investing activities	—	4	(1)	—	3
Net investing cash flows provided by discontinued operations	—	1	3	—	4
CASH USED FOR INVESTING ACTIVITIES	(12)	(17)	(11)	—	(40)
FINANCING ACTIVITIES
Repayment of notes	(55)	—	—	—	(55)
Repurchase of Common Stock	(43)	—	—	—	(43)
Intercompany advances	81	—	(81)	—	—
Other financing activities	—	(2)	—	—	(2)
CASH USED FOR FINANCING ACTIVITIES	(17)	(2)	(81)	—	(100)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	2	—	2
CHANGE IN CASH AND CASH EQUIVALENTS	(49)	(1)	(49)	—	(99)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	73	6	114	—	193
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24	$5	$65	$—	$94

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended March 31, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$7	$10	$12	$—	$29
INVESTING ACTIVITIES
Capital expenditures	(1)	(10)	(12)	—	(23)
Net investing cash flows provided by discontinued operations	—	1	3	—	4
CASH USED FOR INVESTING ACTIVITIES	(1)	(9)	(9)	—	(19)
FINANCING ACTIVITIES
Repayment of notes	(16)	—	—	—	(16)
Repurchase of common stock	(16)	—	—	—	(16)
Intercompany advances	54	—	(54)	—	—
Other financing activities	—	(2)	(4)	—	(6)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	22	(2)	(58)	—	(38)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(12)	—	(12)
CHANGE IN CASH AND CASH EQUIVALENTS	28	(1)	(67)	—	(40)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	71	5	171	—	247
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$99	$4	$104	$—	$207

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As of March 31, 2016 and September 30, 2015, Parent-only obligations included $611 million and $631 million of pension and retiree medical benefits, respectively (see Note 19). All debt is debt of the Parent other than $35 million and $33 million at March 31, 2016 and September 30, 2015, respectively (see Note 17), and is primarily related to capital lease obligations and lines of credit. There were $17 million cash dividends paid to the Parent by subsidiaries and investments accounted for by the equity method for the six months ended March 31, 2016 and $37 million for the six months ended March 31, 2015.

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
2nd Quarter Fiscal Year 2016 Results
Our sales for the second quarter of fiscal year 2016 were $821 million, a decrease compared to $864 million in the same period in the prior fiscal year. The decrease in sales was driven by lower production in the North America Class 8 truck market and South America and the effect of foreign exchange translation particularly in Brazil partially offset by increased market share in the North America market.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the second quarter of fiscal year 2016 was $81 million compared to $87 million in the same period in the prior fiscal year. Our Adjusted EBITDA margin (see Non-GAAP Financial Measures below) in the second quarter of fiscal year 2016 was 9.9 percent compared to 10.1 percent in the same period a year ago. The decline in Adjusted EBITDA and Adjusted EBITDA margin was driven by lower production volumes in North and South America and a non-recurring foreign currency hedge gain in the second quarter of 2015, which were partially offset by lower material, labor and burden costs.
Net income from continuing operations attributable to the company for the second quarter of fiscal year 2016 was $33 million compared to $39 million in the same period in the prior fiscal year. Adjusted income from continuing operations attributable to the company (see Non-GAAP Financial Measures below) for the second quarter of fiscal year 2016 was $38 million compared to $43 million in the same period in the prior fiscal year.
Cash flow provided by operating activities was $44 million in the second quarter of fiscal year 2016 compared to cash flows provided by operating activities of $38 million in the same period last year.
Equity and Equity-Linked Repurchase Authorization
On March 1, 2016, substantially all of the $55 million of the 4.625% convertible notes were repurchased at 100 percent of the face value of the notes. The repurchase was part of the $210 million equity and equity linked repurchase program. The amount remaining available for repurchase under the authorization was $39 million at March 31, 2016.
Trends and Uncertainties
     Industry Production Volumes
     The following table reflects estimated on-highway commercial truck production volumes for selected original equipment (OE) markets for the three and six months ended March 31, 2016 and 2015 based on available sources and management’s estimates.

	Three Months Ended March 31,		Percent	Six Months Ended March 31,		Percent
	2016	2015	Change	2016	2015	Change
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	64	79	(19)%	136	156	(13)%
North America, Medium-Duty Trucks	64	57	12%	124	115	8%
North America, Trailers	68	69	(1)%	144	141	2%
Western Europe, Heavy- and Medium-Duty Trucks	108	94	15%	224	195	15%
South America, Heavy- and Medium-Duty Trucks	15	24	(38)%	30	52	(42)%
India, Heavy- and Medium-Duty Trucks	94	74	27%	168	132	27%

North America:
We expect production volumes in North America to return to more normalized levels by historical standards in fiscal year 2016, which represents significantly decreased levels compared to those experienced in fiscal year 2015, particularly in the second half of fiscal year 2016.

MERITOR, INC.

Western Europe:
During fiscal year 2016, we expect production volumes in Western Europe to increase compared to the levels experienced in fiscal year 2015.

South America:
During fiscal year 2016, we expect the markets in South America to remain consistent with the depressed levels experienced in the second half of fiscal year 2015.

China:
During fiscal year 2016, we expect production volumes in China to remain relatively flat compared with levels experienced in fiscal year 2015.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015 (1)	2016	2015 (1)
Adjusted income from continuing operations attributable to the company, net of tax	$38	$43	$69	$79
Restructuring costs	(2)	(3)	(3)	(6)
Non-cash tax expense	(3)	(1)	(5)	(2)
Income from continuing operations attributable to the company	$33	$39	$61	$71

Adjusted diluted earnings per share from continuing operations	$0.41	$0.42	$0.74	$0.77
Impact of adjustments on diluted earnings per share	(0.05)	(0.04)	(0.09)	(0.07)
Diluted earnings per share from continuing operations	$0.36	$0.38	$0.65	$0.70

MERITOR, INC.

(1)	The three and six months ended March 31, 2015 have been recast to reflect non-cash tax expense.

Free cash flow is reconciled to cash flows used for operating activities below (in millions).

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Cash provided by operating activities	$44	$38	$39	$29
Capital expenditures	(25)	(11)	(47)	(23)
Free cash flow	$19	$27	$(8)	$6
Adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. in Results of Operations below.

MERITOR, INC.

Results of Operations
The following is a summary of our financial results (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
SALES:
Commercial Truck & Industrial	$631	$681	$1,264	$1,384
Aftermarket & Trailer	218	212	421	420
Intersegment Sales	(28)	(29)	(55)	(61)
SALES	$821	$864	$1,630	$1,743
SEGMENT EBITDA:
Commercial Truck & Industrial	$56	$57	$108	$113
Aftermarket & Trailer	28	30	48	55
SEGMENT EBITDA:	84	87	156	168
Unallocated legacy and corporate costs, net (1)	(3)	—	1	(2)
ADJUSTED EBITDA:	81	87	157	166
Interest expense, net	(21)	(21)	(43)	(40)
Provision for income taxes	(7)	(6)	(14)	(13)
Depreciation and amortization	(16)	(17)	(31)	(32)
Noncontrolling interests	—	—	(1)	(1)
Loss on sale of receivables	(2)	(1)	(4)	(3)
Restructuring costs	(2)	(3)	(3)	(6)
INCOME FROM CONTINUING OPERATIONS, net of tax, attributable to Meritor, Inc.	33	39	61	71
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax, attributable to Meritor, Inc.	(1)	4	(3)	1
NET INCOME attributable to Meritor, Inc.	$32	$43	$58	$72
DILUTED EARNINGS (LOSS) PER SHARE attributable to Meritor, Inc.:
Continuing operations	$0.36	$0.38	$0.65	$0.70
Discontinued operations	(0.01)	0.04	(0.03)	0.01
Diluted earnings per share	$0.35	$0.42	$0.62	$0.71
DILUTED AVERAGE COMMON SHARES OUTSTANDING	92.5	102.9	93.5	102.0

(1)
Unallocated legacy and corporate costs, net represents items that are not directly related to our business segments. These costs primarily include asbestos-related charges, pension and retiree medical costs associated with sold businesses and other legacy costs for environmental charges.

MERITOR, INC.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
   Sales
The following table reflects total company and business segment sales for the three months ended March 31, 2016 and 2015 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Three Months Ended March 31,				Dollar Change Due To
	2016	2015	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck & Industrial
North America	$357	$384	$(27)	(7)%	$—	$(27)
Europe	140	144	(4)	(3)%	(3)	(1)
South America	32	49	(17)	(35)%	(12)	(5)
China	18	25	(7)	(28)%	(1)	(6)
India	42	38	4	11%	(3)	7
Other	21	20	1	5%	(1)	2
Total External Sales	$610	$660	$(50)	(8)%	$(20)	$(30)
Intersegment Sales	21	21	—	—%	(1)	1
Total Sales	$631	$681	$(50)	(7)%	$(21)	$(29)

Aftermarket & Trailer
North America	$181	$176	$5	3%	$(2)	$7
Europe	30	28	2	7%	(1)	3
Total External Sales	$211	$204	$7	3%	$(3)	$10
Intersegment Sales	7	8	(1)	(13)%	(1)	—
Total Sales	$218	$212	$6	3%	$(4)	$10

Total External Sales	$821	$864	$(43)	(5)%	$(23)	$(20)
Commercial Truck & Industrial sales were $631 million in the second quarter of fiscal year 2016, down 7 percent compared to the second quarter of fiscal year 2015. The decrease in sales was driven by lower production in the North America Class 8 truck market and South America and the effect of foreign exchange translation particularly in Brazil partially offset by increased market share in the North America market.
Aftermarket & Trailer sales were $218 million in the second quarter of fiscal year 2016, up 3 percent compared to the second quarter of fiscal year 2015. The increase in sales was primarily driven by higher trailer production in North America.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended March 31, 2016 was $700 million compared to $749 million in the same period in the prior fiscal year, representing a decrease of 6.5 percent. Total cost of sales was 85.3 and 86.7 percent of sales for the three month periods ended March 31, 2016 and 2015, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the second quarter of fiscal year 2016 compared to the same quarter in the prior year (in millions):

MERITOR, INC.

Cost of Sales
Three Months Ended March 31, 2015	$749
Volume, mix and other, net	(30)
Foreign exchange	(19)
Three Months Ended March 31, 2016	$700
     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Lower material costs	$(45)
Lower labor and overhead costs	(10)
Other, net	6
Total change in costs of sales	$(49)
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended March 31, 2016 decreased $45 million compared to the same period in the prior fiscal year primarily due to lower volumes, the movement in foreign currency rates, material economics and material performance programs.
Labor and overhead costs decreased $10 million compared to the same period in the prior fiscal year primarily due to the movement in foreign currency rates and savings associated with labor and burden cost reduction programs.
Gross margin for the three-month periods ended March 31, 2016 and 2015 was $121 million and $115 million, respectively. Gross margin, as a percentage of sales, was 14.7 and 13.3 percent for the three-month periods ended March 31, 2016 and 2015, respectively. This improvement in gross margin percentage was primarily driven by lower material, labor and burden costs.
Other Income Statement Items
     Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2016 and 2015 are summarized as follows (dollars in millions):

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(2)	(0.2)%	$(1)	(0.1)%	$1	0.1 pts
Short and long-term variable compensation	(7)	(0.9)%	(4)	(0.5)%	3	0.4 pts
All other SG&A	(51)	(6.2)%	(52)	(6.0)%	(1)	0.2 pts
Total SG&A	$(60)	(7.3)%	$(57)	(6.6)%	$3	0.7 pts
      All other SG&A, which represents normal selling, general and administrative expense, remained relatively flat year-over-year as a percentage of sales.
Restructuring costs of $2 million and $3 million were recorded in the three months ended March 31, 2016 and 2015, respectively. These costs primarily related to employee severance costs recognized by our Commercial Truck & Industrial segment.
Operating income increased by $1 million from $55 million in the second quarter of fiscal year 2015 to $56 million in the same period in fiscal year 2016. Key items affecting operating income are discussed above.
Equity in earnings of affiliates decreased by $2 million from $9 million in the second quarter of fiscal year 2015 to $7 million in the same period in fiscal year 2016.
Interest expense, net was $21 million in the second quarter of fiscal years 2016 and 2015.

MERITOR, INC.

Provision for income taxes was $7 million in the second quarter of fiscal year 2016 compared to $6 million in the same period in the prior fiscal year. The increase in tax expense is primarily attributable to the recording of tax expense in jurisdictions in which we previously recognized a valuation allowance.
Income from continuing operations (before noncontrolling interests) decreased by $6 million from $39 million in the second quarter of fiscal year 2015 to $33 million in the same period in fiscal year 2016. The reasons for the decrease are discussed above.
Loss from discontinued operations, net of tax was $1 million in the second quarter of fiscal year 2016. For the same period in fiscal year 2015, income from discontinued operations, net of tax was $4 million, which primarily related to the resolution of indemnities from certain previously divested businesses.
Net income attributable to Meritor, Inc. decreased by $11 million from $43 million in the second quarter of fiscal year 2015 to $32 million in the same period in fiscal year 2016. The various factors affecting net income are discussed above.
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
     The following table reflects Segment EBITDA and Segment EBITDA margins for the three months ended March 31, 2016 and 2015 (in millions).

	Segment EBITDA			Segment EBITDA Margins
	Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015	Change	2016	2015	Change
Commercial Truck & Industrial	$56	$57	$(1)	8.9%	8.4%	0.5 pts
Aftermarket & Trailer	28	30	(2)	12.8%	14.2%	(1.4) pts
Segment EBITDA	$84	$87	$(3)	10.2%	10.1%	0.1 pts
     Significant items impacting year-over-year Segment EBITDA include the following (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA– Quarter ended March 31, 2015	$57	$30	$87
Lower earnings from unconsolidated affiliates	(2)	—	(2)
Impact of foreign currency option contracts gains (prior year)	(5)	(1)	(6)
Impact of foreign currency translation	(2)	—	(2)
Volume, mix, pricing and other	8	(1)	7
Segment EBITDA – Quarter ended March 31, 2016	$56	$28	$84

Commercial Truck & Industrial Segment EBITDA was $56 million in the second quarter of fiscal year 2016, down $1 million from the same period in the prior fiscal year. Segment EBITDA margin increased to 8.9 percent compared to 8.4 percent in the same period in the prior fiscal year. The increase in Segment EBITDA margin was driven primarily by lower material, labor and burden costs, which more than offset the one-time foreign exchange hedge gains recognized in the second quarter of 2015.
     Aftermarket & Trailer Segment EBITDA was $28 million in the second quarter of fiscal year 2016, down $2 million from the same period in the prior fiscal year. Segment EBITDA margin decreased to 12.8 percent compared to 14.2 percent in the same period in the prior fiscal year. The decrease in Segment EBITDA and Segment EBITDA margin was primarily driven by unfavorable product mix.

MERITOR, INC.

Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015
   Sales
The following table reflects total company and business segment sales for the six months ended March 31, 2016 and 2015 (in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Six Months Ended March 31,				Dollar Change Due To
	2016	2015	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck & Industrial
North America	$722	$747	$(25)	(3)%	$—	$(25)
Europe	286	304	(18)	(6)%	(24)	6
South America	56	124	(68)	(55)%	(26)	(42)
China	39	52	(13)	(25)%	(2)	(11)
India	78	68	10	15%	(6)	16
Other	42	43	(1)	(2)%	(5)	4
Total External Sales	$1,223	$1,338	$(115)	(9)%	$(63)	$(52)
Intersegment Sales	41	46	(5)	(11)%	(6)	1
Total Sales	$1,264	$1,384	$(120)	(9)%	$(69)	$(51)

Aftermarket & Trailer
North America	$350	$346	$4	1%	$(6)	$10
Europe	57	59	(2)	(3)%	(5)	3
Total External Sales	$407	$405	$2	—%	$(11)	$13
Intersegment Sales	14	15	(1)	(7)%	(5)	4
Total Sales	$421	$420	$1	—%	$(16)	$17

Total External Sales	$1,630	$1,743	$(113)	(6)%	$(74)	$(39)
Commercial Truck & Industrial sales were $1,264 million in the first six months of fiscal year 2016, down 9 percent compared to the first six months of fiscal year 2015. The decrease in sales was impacted by lower production in the North America Class 8 truck market and South America and the effect of foreign exchange translation primarily driven by the strong U.S. dollar relative to the Brazilian real and euro.
Aftermarket & Trailer sales were $421 million in the second quarter of fiscal year 2016, consistent with sales in the first six months of fiscal year 2015. Sales were relatively flat as higher trailer production in North America offset the unfavorable impact of the strengthening U.S. dollar against the euro compared to the same period in the prior fiscal year.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the six months ended March 31, 2016 was $1,405 million compared to $1,513 million in the same period in the prior fiscal year, representing a decrease of 7 percent. Total cost of sales was 86.2 and 86.8 percent of sales for the six month periods ended March 31, 2016 and 2015, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the first six months of fiscal year 2016 compared to the same period in the prior year (in millions):

MERITOR, INC.

Cost of Sales
Six months ended March 31, 2015	$1,513
Volume, mix and other, net	(46)
Foreign exchange	(62)
Six Months Ended March 31, 2016	$1,405
     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Lower material costs	$(89)
Lower labor and overhead costs	(24)
Other, net	5
Total change in costs of sales	$(108)
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the six months ended March 31, 2016 decreased $89 million compared to the same period in the prior fiscal year primarily due to lower volumes, movement in foreign currency rates, material economics and material performance programs.
Labor and overhead costs decreased $24 million compared to the same period in the prior fiscal year primarily due to the movement in foreign currency rates and savings associated with labor and burden cost reduction programs.
Gross margin for the six-month periods ended March 31, 2016 and 2015 was $225 million and $230 million, respectively. Gross margin, as a percentage of sales, was 13.8 and 13.2 percent for the six-month periods ended March 31, 2016 and 2015, respectively. This improvement in gross margin percentage was primarily driven by lower material, labor and burden costs.
Other Income Statement Items
     SG&A for the six months ended March 31, 2016 and 2015 are summarized as follows (dollars in millions):

	Six Months Ended		Six Months Ended
	March 31, 2016		March 31, 2015		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(4)	(0.2)%	$(3)	(0.2)%	$1	0.0 pts
Short and long-term variable compensation	(15)	(0.9)%	(12)	(0.7)%	3	0.2 pts
Insurance settlement	5	0.3%	—	—%	(5)	(0.3) pts
All other SG&A	(102)	(6.3)%	(107)	(6.1)%	(5)	0.2 pts
Total SG&A	$(116)	(7.1)%	$(122)	(7.0)%	$(6)	0.1 pts

In the first quarter of fiscal year 2016, we recognized $5 million related to an insurance settlement for recoveries for defense and indemnity costs associated with Maremont asbestos liabilities.
      All other SG&A, which represents normal selling, general and administrative expense, remained relatively flat year over year as a percentage of sales.
Restructuring costs of $3 million compared to $6 million were recorded during the first six months of March 31, 2016 and 2015, respectively. The costs incurred in the first six months of fiscal year 2016 primarily related to employee severance costs split between our Commercial Truck & Industrial segment and Aftermarket & Trailer segment. During the first six months of fiscal year 2015, $5 million of restructuring costs were recognized by our Commercial Truck & Industrial segment and $1 million by our corporate locations, primarily related to employee severance.
Operating income was $103 million in the first six months of fiscal year 2016 and 2015. Key items affecting operating income are discussed above.

MERITOR, INC.

Equity in earnings of affiliates decreased by $1 million from $18 million in the first six months of fiscal year 2015 to $17 million in the same period in fiscal year 2016.
Interest expense, net increased by $3 million from $40 million in the first six months of fiscal year 2015 to $43 million in the same period in fiscal year 2016. In the third and fourth quarters of fiscal year 2015, we issued new debt, the proceeds of which we used to fund contributions to our pension plans and to repurchase certain other debt obligations. This resulted in a higher long-term debt balance in the first six months of fiscal year 2016 compared to the same period in fiscal year 2015.
Provision for income taxes was $14 million in the first six months of fiscal years 2016 compared to $13 million in the same period in the prior fiscal year. The increase in tax expense was primarily attributable to the recording of tax expense in jurisdictions in which we previously recognized a valuation allowance.
Income from continuing operations (before noncontrolling interests) decreased by $10 million from $72 million in the first six months of fiscal year 2015 to $62 million in the same period in fiscal year 2016. The reasons for the decrease are discussed above.
Loss from discontinued operations, net of tax was $3 million in the first six months of fiscal year 2016. For the same period in fiscal year 2015, income from discontinued operations, net of tax was $1 million, which included approximately $4 million of income related to the resolution of indemnities from certain previously divested businesses.
Net income attributable to Meritor, Inc. decreased by $14 million from $72 million in the first six months of fiscal year 2015 to $58 million in the same period in fiscal year 2016. The various factors affecting net income are discussed above.
Segment EBITDA and EBITDA Margins
     The following table reflects Segment EBITDA and Segment EBITDA margins for the six months ended March 31, 2016 and 2015 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	Six Months Ended March 31,			Six Months Ended March 31,
	2016	2015	Change	2016	2015	Change
Commercial Truck & Industrial	$108	$113	$(5)	8.5%	8.2%	0.3 pts
Aftermarket & Trailer	48	55	(7)	11.4%	13.1%	(1.7) pts
Segment EBITDA	$156	$168	$(12)	9.6%	9.6%	0.0 pts
     Significant items impacting year-over-year Segment EBITDA include the following (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA– Six months ended March 31, 2015	$113	$55	$168
Lower earnings from unconsolidated affiliates	(1)	—	(1)
Impact of foreign currency options gains (prior year)	(5)	(1)	(6)
Impact of foreign currency translation	(7)	(1)	(8)
Volume, mix, pricing and other	8	(5)	3
Segment EBITDA – Six months ended March 31, 2016	$108	$48	$156

Commercial Truck & Industrial Segment EBITDA was $108 million in the first six months of fiscal year 2016, down $5 million from the same period in the prior fiscal year. Segment EBITDA margin increased to 8.5 percent compared to 8.2 percent in the same period in the prior fiscal year. The increase in Segment EBITDA margin was primarily driven by lower material, labor and burden costs, partially offset by a non-recurring foreign currency hedge gain in the second quarter of 2015.
     Aftermarket & Trailer Segment EBITDA was $48 million in the first six months of fiscal year 2016, down $7 million from the same period in the prior fiscal year. Segment EBITDA margin decreased to 11.4 percent compared to 13.1 percent in the same period in the prior fiscal year. The decrease in Segment EBITDA and Segment EBITDA margin was primarily driven by unfavorable product mix, foreign currency impacts, and one-time costs associated with the launch of a new warehouse system.

MERITOR, INC.

Financial Condition
Cash Flows (in millions)

	Six Months Ended March 31,
	2016	2015
OPERATING CASH FLOWS
Income from continuing operations	$62	$72
Depreciation and amortization	31	32
Restructuring costs	3	6
Equity in earnings of affiliates	(17)	(18)
Pension and retiree medical expense	10	14
Dividends received from equity method investments	19	10
Pension and retiree medical contributions	(22)	(24)
Restructuring payments	(4)	(3)
Decrease (increase) in working capital	13	(63)
Changes in off-balance sheet accounts receivable factoring	(51)	40
Other, net	(4)	(30)
Cash flows provided by continuing operations	40	36
Cash flows used for discontinued operations	(1)	(7)
CASH PROVIDED BY OPERATING ACTIVITIES	$39	$29
     Cash provided by operating activities in the first six months of fiscal year 2016 was $39 million compared to $29 million in the same period of fiscal year 2015, the increase is due in part to $17 million received related to an insurance settlement for recoveries for defense and indemnity costs associated with Maremont asbestos liabilities.

	Six Months Ended March 31,
	2016	2015
INVESTING CASH FLOWS
Capital expenditures	$(47)	$(23)
Other investing activities	3	—
Net investing cash flows provided by discontinued operations	4	4
CASH USED FOR INVESTING ACTIVITIES	$(40)	$(19)
     Cash used for investing activities was $40 million in the first six months of fiscal year 2016 compared to $19 million in the same period in fiscal year 2015 due largely to an increase in capital expenditures as we invest in new product development to support our revenue growth initiatives.

	Six Months Ended March 31,
	2016	2015
FINANCING CASH FLOWS
Repayment of notes	$(55)	$(16)
Repurchase of common stock	(43)	(16)
Other financing activities	(2)	(6)
CASH USED FOR FINANCING ACTIVITIES	$(100)	$(38)
     Cash used for financing activities was $100 million in the first six months of fiscal year 2016 compared to $38 million in the same period of fiscal year 2015. The increase in cash used for financing activities is primarily related to the repurchase of substantially all of the $55 million of principal amount 4.625 percent convertible notes and the $43 million (including commission costs) of cash used to repurchase 3.9 million shares of our common stock in the first quarter of fiscal year 2016 compared to the $16 million (including commission costs) on the repurchase of 1.2 million shares in the first six months of fiscal year 2015.

MERITOR, INC.

Liquidity
Our outstanding debt, net of discounts and unamortized debt issuance costs where applicable, is summarized as follows (in millions).

	March 31,	September 30,
	2016	2015
Fixed-rate debt securities	$712	$712
Fixed-rate convertible notes	270	324
Unamortized discount on convertible notes	(17)	(20)
Other borrowings	38	35
Total debt	$1,003	$1,051
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

MERITOR, INC.

     Sources of liquidity as of March 31, 2016, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 3/31/16	Readily Available as of 3/31/16	Current Expiration
On-balance sheet arrangements:
Revolving credit facility (1)	$499	$—	$499	February 2019 (1)
Committed U.S. accounts receivable securitization (2)	100	—	74	December 2018
Total on-balance sheet arrangements	$599	$—	$573
Off-balance sheet arrangements: (2)
Swedish Factoring Facility	$176	$121	$—	December 2016
U.S. Factoring Facility (3)	91	48	—	February 2019
U.K. Factoring Facility	28	7	—	February 2018
Italy Factoring Facility	34	19	—	June 2017
Other uncommitted factoring facilities	23	14	—	Various
Letter of credit facility	25	22	3	March 2019
Total off-balance sheet arrangements	377	231	3
Total available sources	$976	$231	$576

(1)
The availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant and a reduction to $459 million in April 2017 as discussed under Revolving Credit Facility below.

(2)	Availability subject to adequate eligible accounts receivable available for sale.

(3)	Actual amounts may exceed bank's commitment at bank's discretion.
Cash and Liquidity Needs – Our cash and liquidity needs have been affected by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At March 31, 2016, we had $94 million in cash and cash equivalents.
At March 31, 2016, we had approximately $44 million of our cash and cash equivalents held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. It is our intent to reinvest those cash balances in our foreign operations and we will continue to meet our liquidity needs in the U.S. through ongoing cash flows from operations in the U.S., external borrowings or both.
Our availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant, as defined in the credit agreement, which may limit our borrowings under such agreement as of each quarter end. As long as we are in compliance with those covenants as of the quarter end, we have full availability (up to the amount of collateral under the collateral test) under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At March 31, 2016, we were in compliance with all covenants under our credit agreement.
Equity and Equity-Linked Repurchase Authorization – In June 2014, our Board of Directors authorized the repurchase of up to $210 million of our equity and equity-linked securities (including convertible debt securities), subject to the achievement of our M2016 net debt reduction target and compliance with legal and regulatory requirements and our debt covenants. In September 2014, our Board authorized the repurchase of up to $40 million of our equity or equity-linked securities (including convertible debt securities) under the $210 million authorization that may be made annually without regard to achievement of the M2016 net debt reduction target. These authorizations have no stated expiration. As of March 31, 2016, we had repurchased 8.1 million shares of common stock for $98 million (including commission costs), $19 million principal amount of our 4.0 percent convertible notes due 2027, and substantially all of the $55 million principal amount of our 4.625 percent convertible notes due 2026 pursuant to the equity and equity-linked repurchase authorizations (see Note 17 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report). The amount remaining available for repurchase under the authorization was $39 million as of March 31, 2016.

MERITOR, INC.

Debt Repurchase Programs - In January 2015, the Offering Committee of our Board of Directors approved a repurchase program for up to $150 million aggregate principal amount of any of our public debt securities (including convertible debt securities) from time to time through open market purchases or privately negotiated transactions or otherwise, until September 30, 2016, subject to compliance with legal and regulatory requirements and our debt covenants. This repurchase program is in addition to the equity and equity-linked repurchase authorizations described above. The amount remaining available for repurchases under the program was $150 million as of March 31, 2016.

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
 The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement. At March 31, 2016, we were in compliance with all covenants under the revolving credit facility with a ratio of approximately 0.21x for the priority debt-to-EBITDA ratio covenant.
     The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At March 31, 2016, the revolving credit facility was collateralized by approximately $647 million of our assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and our investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating. At March 31, 2016, the margin over LIBOR rate was 325 basis points, and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 225 basis points.
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
No borrowings were outstanding under the revolving credit facility at March 31, 2016 and September 30, 2015. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At March 31, 2016 and September 30, 2015, there were no letters of credit outstanding under the revolving credit facility.

MERITOR, INC.

U.S. Securitization Program – We have a $100 million U.S. accounts receivables securitization facility. On December 4, 2015, the company entered into an amendment which extends the facility expiration date to December 4, 2018. The maximum permitted priority-debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the condensed consolidated balance sheet. At March 31, 2016 and September 30, 2015, no amounts, including letters of credit, were outstanding under this program. This securitization program contains a cross default to our revolving credit facility. At March 31, 2016, we were in compliance with all covenants under our credit agreement (see Note 17 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash received from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
Capital Leases – On March 20, 2012, we entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, we can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, we can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. We had $8 million and $10 million outstanding under this capital lease arrangement as of March 31, 2016 and September 30, 2015, respectively. In addition, we had another $9 million and $7 million outstanding through other capital lease arrangements at March 31, 2016 and September 30, 2015, respectively.
Export financing arrangements – Certain of our current export financing arrangements were entered into through our Brazilian subsidiary pursuant to an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs. The arrangements bear interest at 5.5 percent and have maturity dates in 2016 and 2017. There was $19 million and $18 million, respectively, outstanding under these arrangements at March 31, 2016 and September 30, 2015.
Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under our revolving credit facility if the defaulted amount exceeds $35 million per bank. As of March 31, 2016 and September 30, 2015, we had $8 million and $13 million, respectively, outstanding under this program at more than one bank.
Credit Ratings – At March 31, 2016, our Standard & Poor’s corporate credit rating, senior secured credit rating, and senior unsecured credit rating were B+, BB and B, respectively. Our Moody’s Investors Service corporate credit rating, senior secured credit rating, and senior unsecured credit rating were B1, Ba1 and B2, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
Off-Balance Sheet Arrangements
     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with a total amount utilized at March 31, 2016 of $210 million, of which $170 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $40 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.
The Swedish facility is backed by 364-day liquidity commitment from Nordea Bank which was renewed through December 2016. Commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in case of the U.K. and Italy commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).

MERITOR, INC.

     Letter of Credit Facilities – On February 21, 2014, we amended and restated our letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, we had the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million through December 19, 2015. From December 20, 2015 through March 19, 2019, the aggregate availability is $25 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. We had $22 million and $24 million of letters of credit outstanding under this facility at March 31, 2016 and September 30, 2015, respectively. In addition, we had another $6 million of letters of credit outstanding through other letter of credit facilities at March 31, 2016 and September 30, 2015.
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
As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. In the second quarter of fiscal year 2016, our reported financial results were affected by the strengthening of the U.S. dollar year over year against most currencies, particularly the Brazilian real.
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
From time to time, we hedge against foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies. In the first quarter of fiscal year 2015, due to the volatility of the Brazilian real as compared to the U.S. dollar, we entered into a series of foreign currency option contracts that did not qualify for hedge accounting but were expected to mitigate foreign currency translation exposure of Brazilian real earnings to U.S. dollars. In the second quarter of fiscal

MERITOR, INC.

year 2015, we monetized these outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2015. In the third and fourth quarters of fiscal year 2015, we monetized these outstanding foreign currency option contracts. As of March 31, 2016 and September 30, 2015, there were no Brazilian real foreign currency option contracts outstanding.
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

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase (Decrease) in
Foreign Currency Sensitivity:
Forward contracts in USD (1)	$1.1	$(1.1)	Fair Value
Forward contracts in Euro (1)	(2.6)	2.6	Fair Value
Foreign currency denominated debt (2)	2.7	(2.7)	Fair Value
Foreign currency option contracts in USD	(0.3)	3.4	Fair Value
Foreign currency option contracts in Euro	(0.2)	1.0	Fair Value

	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase (Decrease) in
Interest Rate Sensitivity:
Debt - fixed rate (3)	$(28.2)	$29.3	Fair Value
Debt – variable rate	—	—	Cash flow
Interest rate swaps	—	—	Fair Value

(1)
Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)
At March 31, 2016, the fair value of outstanding foreign currency denominated debt was $27 million. A 10% decrease in quoted currency exchange rates would result in a decrease of $3 million in foreign currency denominated debt. At March 31, 2016, a 10% increase in quoted currency exchange rates would result in an increase of $3 million in foreign currency denominated debt.

(3)
At March 31, 2016, the fair value of outstanding debt was $982 million. A 50 basis points decrease in quoted interest rates would result in an increase of $29 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in a decrease of $28 million in the fair value of fixed rate debt.

MERITOR, INC.

Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
     In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

MERITOR, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth in Note 20 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as amended.
Item 1A. Risk Factors
There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as amended.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1- 31, 2016	—	$—	—	$—
February 1- 29, 2016	—	$—	—	$—
March 1- 31, 2016	—	$—	—	$—
Total	—		—

(1)
On June 23, 2014, we announced that our Board of Directors authorized the repurchase of up to $210 million of our equity and equity-linked securities (including convertible debt securities), subject to the achievement of our M2016 net debt reduction target and compliance with legal and regulatory requirements and our debt covenants. In September 2014, our Board authorized the repurchase of up to $40 million of our equity or equity-linked securities (including convertible debt securities) under the $210 million authorization that may be made annually without regard to achievement of the M2016 net debt reduction target. These authorizations have no stated expiration. For the six months ended March 31, 2016, we repurchased 3.9 million shares of common stock for $42 million. As of March 31, 2016, we have repurchased 8.1 million shares of common stock for $97 million, $19 million principal amount of our 4.0 percent convertible notes due 2027 and substantially all of the $55 million principal amount of our 4.625 percent convertible notes due 2026 pursuant to the equity and equity-linked repurchase authorizations. The amount remaining available for repurchase under the authorization was $39 million as of March 31, 2016.

     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. There were no shares withheld in the second quarter of fiscal 2016 to satisfy tax obligations for exercise of options. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the second quarter of fiscal 2016 to satisfy tax obligations upon the vesting of restricted shares. The company does not believe such purchases or transactions described above are issuer repurchases for the purposes of this Item 2 of Part II of this Quarterly Report on Form 10-Q.

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

3-b	Amended and Restated By-laws of Meritor, filed as Exhibit 3-b to Meritor's Current Report on Form 8-K filed on April 22, 2016 is incorporated herein by reference.
10-a**
Receivables Purchase Agreement dated as of February 19, 2016, by and among Meritor Heavy Vehicle Braking Systems (U.S.A.), LLC and Meritor Heavy Vehicle Systems, LLC, as sellers, and Nordea Bank AB, as purchaser.

10-b**
Amendment No. 2 dated as of March 29, 2016 to Receivables Purchase Agreement dated as of June 28, 2011 among Meritor HVS AB, as seller, Viking Asset Purchaser No. 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee.

10-c
Letter Agreement dated as of April 21, 2016 between Meritor, Inc. and Ivor J. Evans filed as Exhibit 10-a to Meritor’s Current Report on Form 8-K filed on April 22, 2016, is incorporated herein by reference

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

MERITOR, INC.

Date:	May 5, 2016	By:	/s/	Richard D. Rose
Richard D. Rose
Interim Senior Vice President, General Counsel and Secretary
(For the registrant)

Date:	May 5, 2016	By:	/s/	Paul D. Bialy
Paul D. Bialy
Vice President, Controller and Principal Accounting Officer

Date:	May 5, 2016	By:	/s/	Kevin A. Nowlan
Kevin A. Nowlan
Senior Vice President and Chief Financial Officer