Form 10-K/A
period 2015-12-31
MERITOR INC
filed 2016-06-02
CIK 1113256

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

89,214,932 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on May 31, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant held on January 28, 2016 is incorporated by reference into Part III of the Annual Report on Form 10-K for the fiscal year ended September 27, 2015.

EXPLANATORY NOTE - AMENDMENT

Meritor, Inc. (the “company” or “Meritor”) is filing this Form 10-K/A (Amendment No. 2) to include in its Annual Report on Form 10-K for the fiscal year ended September 27, 2015 (the “Annual Report”), pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, financial statements and related notes of Master Sistemas Automotivos Ltda. (“MSA” or "Master"), an unconsolidated joint venture incorporated in Brazil in which the company owns an interest. Meritor owns a 49% interest in MSA (directly).
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
MSA met the significance test for Meritor's 2013 fiscal year. Therefore, Meritor is required to file audited financial statements as of and for the fiscal year ended December 31, 2013 ("2013") and the company has included in this Amendment No. 2 on Form 10-K/A the required audited financial statements for the 2013 fiscal year. MSA did not meet such significance test for Meritor's fiscal years 2015 and 2014. Therefore, Meritor is only required to file unaudited financial statements as of and for the fiscal years ended December 31, 2015 ("2015") and December 31, 2014 ("2014") and the company has included in this Amendment No. 2 on Form 10-K/A the required unaudited financial statements for the 2015 and 2014 fiscal years.
Effective January 1, 2009, Brazil adopted International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). The financial statements of MSA for 2015, 2014, and 2013 have been prepared in accordance with IFRS as issued by the IASB. Reconciliations between IFRS as issued by the IASB and U.S. GAAP are not required pursuant to SEC Release numbers 33-8879 and 34-57026.
Item 15 is the only portion of the Annual Report being supplemented or amended by this Amendment No. 2 on Form 10-K/A. Additionally, in connection with the filing of this Amendment No. 2 on Form 10-K/A and pursuant to SEC rules, Meritor is including the consents of the independent auditors of MSA and currently dated certifications. This Amendment No. 2 on Form 10-K/A does not otherwise update any exhibits as originally filed, except for Exhibits 3-b-1, 10-a-5, 10-a-6, 10-b-2, 10-b-3, 10-b-4, 10-c-3, and 23-e, and does not otherwise reflect events occurring after the original filing date of the Annual Report. Accordingly, this Amendment No. 2 on Form 10-K/A should be read in conjunction with Meritor’s filings with the SEC subsequent to the filing of the Annual Report.

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
Consolidated Statement of Operations, years ended September 30, 2015, 2014 and 2013.
Consolidated Statement of Comprehensive Income (Loss), years ended September 30, 2015, 2014, and 2013.
Consolidated Balance Sheet, September 30, 2015 and 2014.
Consolidated Statement of Cash Flows, years ended September 30, 2015, 2014 and 2013.
Consolidated Statement of Equity (Deficit), years ended September 30, 2015, 2014 and 2013.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.

Meritor WABCO Vehicle Control Systems
The following financial statements and related notes of Meritor WABCO Vehicle Control Systems were filed as part of Amendment No. 1 on Form 10-K/A to the Annual Report filed with the SEC on December 14, 2015 (the "2015 10-K/A") pursuant to Rule 3-09 of Regulation S-X:
Balance Sheets, September 30, 2015 (Audited) and 2014 (Audited).
Statements of Net Income and Cash Flows, years ended September 30, 2015 (Audited), 2014 (Audited), and 2013 (Audited).
Independent Auditors’ Report.

Master Sistemas Automotivos Ltda.
The following financial statements and related notes of Master Sistemas Automotivos Ltda. are included in this Amendment No. 2 on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:
Balance Sheets, December 31, 2015 (Unaudited) and 2014 (Unaudited).
Statements of Income, Comprehensive Income, Changes in Shareholders’ Equity, and Cash Flows, years ended December 31, 2015 (Unaudited) 2014 (Unaudited), and 2013 (Audited).
Independent Auditors’ Report.

Master Sistemas Automotivos Ltda.

Financial Statements
For the Years
Ended December 31, 2015 (Unaudited), 2014 (Unaudited), and 2013 and Independent Auditor’s Report

Deloitte Touche Tohmatsu Auditores Independentes

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Master Sistemas Automotivos Ltda.
Caxias do Sul, RS

We have audited the accompanying financial statements of Master Sistemas Automotivos Ltda. (the "Company"), which comprise the related statements of income, comprehensive income, changes in shareholder´s equity, and cash flows for the year ended December 31, 2013 and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Master Sistemas Automotivos Ltda. and its cash flows for the year ended December 31, 2013 in accordance with the International Financial Reporting Standards (IFRS) issued by International Accounting Standards Board (IASB).

Other-matter paragraph

The financial statements comprising the balance sheet as at December 31, 2015 and 2014, and the related statements of income, comprehensive income, changes in equity and cash flows for the years then ended were not audited by us and consequently we do not express an opinion on them.

April 30, 2014

/s/ DELOITTE TOUCHE TOHMATSU
DELOITTE TOUCHE TOHMATSU
Auditores Independentes

MASTER SISTEMAS AUTOMOTIVOS LTDA.
BALANCE SHEETS AS OF DECEMBER 31, 2015 (UNAUDITED) AND 2014 (UNAUDITED)
(In thousands of Brazilian reais - R$)

ASSETS	Note	12/31/2015	12/31/2014
CURRENT ASSETS		Unaudited
Cash and cash equivalents	4	160,091	176,274
Short-term investments not immediately redeemable	5	37,707	18,546
Trade receivables	6	14,142	28,989
Recoverable taxes	7	6,216	7,231
Inventories	8	27,169	41,937
Prepaid expenses		1,660	481
Other receivables		534	684
Total current assets		247,519	274,142
NON-CURRENT ASSETS
Recoverable taxes	7	1,532	609
Retirement benefit plan	14	363	140
Escrow deposits		707	642
Other investments		16	26
Property, plant and equipment	10	90,638	90,027
Intangible assets	11	6,852	8,235
Total non-current assets		100,108	99,679
TOTAL ASSETS		347,627	373,821

LIABILITIES AND SHAREHOLDERS' EQUITY	Note	12/31/2015	12/31/2014
CURRENT LIABILITIES		Unaudited
Trade payables		3,780	11,991
Borrowings and financing	12	15,853	2,767
Taxes and contributions payable		2,814	3,441
Salaries payable		237	892
Accrued vacation and related taxes		790	2,438
Dividends and interest on capital payable	18	4,176	30,992
Employee and management profit sharing		784	2,805
Advances from customers		1,807	598
Amounts due to related parties	13	150	150
Other payables		4,257	3,648
Total current liabilities		34,648	59,722
NON-CURRENT LIABILITIES
Borrowings and financing	12	177,644	181,154
Amounts due to related parties	13	452	602
Provision for tax, social security and labor risks	15	466	340
Contributions payable		842	1,512
Deferred taxes	21	5,779	5,427
Other payables		40	165
Total non-current liabilities		185,223	189,200
SHAREHOLDERS' EQUITY
Share capital	17	60,000	60,000
Earnings reserve		63,422	59,492
Retained earnings		4,334	5,407
Total Shareholders' equity		127,756	124,899
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		347,627	373,821
The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015 (UNAUDITED), 2014 (UNAUDITED), AND, 2013
(In thousands of Brazilian reais - R$)

	Note	2015	2014	2013
		Unaudited	Unaudited
NET OPERATING REVENUE	19	265,613	433,221	518,063
COST OF SALES AND SERVICES	20	(239,081)	(361,577)	(422,131)
GROSS PROFIT		26,532	71,644	95,932

OPERATING INCOME (EXPENSES)
Selling expenses	20	(14,677)	(18,119)	(19,325)
General and administrative expenses	20	(14,732)	(16,495)	(17,396)
Equity in associate	9	—	—	15,385
Other operating expenses, net	20	(355)	(4,070)	(4,408)
		(29,764)	(38,684)	(25,744)
OPERATING PROFIT BEFORE FINANCE INCOME (EXPENSES)		(3,232)	32,960	70,188

FINANCE INCOME (EXPENSES)
Finance income	22	26,759	20,222	13,332
Finance expense	22	(16,302)	(11,680)	(9,038)
Foreign exchange gains	22	3,379	—	699
Finance income, net		13,836	8,542	4,993
PROFIT BEFORE INCOME TAX AND SOCIAL CONTRIBUTION		10,604	41,502	75,181

INCOME TAX AND SOCIAL CONTRIBUTION
Current	21	(2,166)	(10,118)	(15,336)
Deferred	21	(459)	(672)	(824)
NET PROFIT FOR THE YEAR		7,979	30,712	59,021

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015 (UNAUDITED), 2014 (UNAUDITED), AND 2013
(In thousands of Brazilian reais - R$)

	2015	2014	2013
	Unaudited	Unaudited
NET PROFIT FOR THE YEAR	7,979	30,712	59,021

OTHER COMPREHENSIVE INCOME
Items that will be reclassified subsequently to profit for the year:
Actuarial losses on retirement benefit plan	(316)	(70)	(1)
Deferred income tax and social contribution on other comprehensive income	107	24	—
	(209)	(46)	(1)
COMPREHENSIVE INCOME FOR THE YEAR	7,770	30,666	59,020

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 (UNAUDITED), 2014 (UNAUDITED), AND 2013
(In thousands of Brazilian reais - R$)

	Note	Share Capital	Earnings reserve	Retained earnings	Total
BALANCES AT JANUARY 01, 2013		160,000	105,945	15,254	281,199

Net profit for the year		—	—	59,021	59,021
Other comprehensive income		—	—	(1)	(1)
Comprehensive income for the year		—	—	59,020	59,020
Capital reduction	17	(126,003)	(9,649)	(7,048)	(142,700)
Capital increase		26,003	(26,003)	—	—
Payment of dividends		—	(26,522)	—	(26,522)
Interest on capital		—	—	(8,952)	(8,952)
Distribution of dividends		—	—	(35,923)	(35,923)
Earnings reserve		—	15,721	(15,721)	—
BALANCE AT DECEMBER 31, 2013		60,000	59,492	6,630	126,122

Net profit for the year		—	—	30,712	30,712
Other comprehensive income		—	—	(46)	(46)
Comprehensive income for the year		—	—	30,666	30,666
Interest on capital	18	—	—	(5,975)	(5,975)
Payment of dividends	18	—	—	(25,914)	(25,914)
BALANCES AT DECEMBER 31, 2014 (Unaudited)		60,000	59,492	5,407	124,899

Net profit for the year		—	—	7,979	7,979
Other comprehensive income		—	—	(209)	(209)
Comprehensive income for the year		—	—	7,770	7,770
Interest on capital	18	—	—	(4,913)	(4,913)
Earnings reserve		—	3,930	(3,930)	—
BALANCE AT DECEMBER 31, 2015 (Unaudited)		60,000	63,422	4,334	127,756

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 (UNAUDITED), 2014 (UNAUDITED), AND 2013
(In thousands of Brazilian reais - R$)

	Note	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES		Unaudited	Unaudited
Net profit before income tax and social contribution		10,604	41,502	75,181
Adjustments to reconcile net profit before income tax and social contribution to cash generated by operating activities:
Gain (loss) from sale of property, plant and equipment		304	(1,029)	(144)
Depreciation of property, plant and equipment	10	9,415	10,304	9,796
Amortization of intangible assets	11	1,605	1,520	1,454
Government incentives		10	—	—
Exchange differences on borrowings		—	—	3
Interest and charges on borrowings and financing		14,481	8,086	7,147
Share of profits of associate	9	—	—	(15,385)
Changes in assets and liabilities
(Increase) decrease in trade receivables		14,952	16,382	2,346
(Increase) decrease in short-term investments	5	(19,161)	15,539	(34,085)
(Increase) decrease in inventories	8	14,768	15,273	(13,724)
(Increase) decrease in other receivables		(1,434)	144	(2,134)
Increase (decrease) in trade payables		(9,124)	(3,982)	(2,307)
Increase (decrease) in payables and provisions		(5,202)	(3,148)	2,062
Income tax and social contribution paid		(1,609)	(10,287)	(16,912)
Dividends and interest on capital received		—	—	9,194
Interest paid on borrowings		(9,308)	(5,622)	(5,130)
Net cash generated by operating activities		20,301	84,682	17,362

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	10	(9,444)	(9,378)	(11,819)
Purchase of intangible assets	11	98	(391)	(31)
Proceeds of property, plant and equipment		117	2,500	737
Net cash used in investing activities		(9,229)	(7,269)	(11,113)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends and interest on capital paid	18	(30,992)	(42,265)	(41,733)
Borrowings from related parties	13	(151)	(151)	(151)
Third-party borrowings		65,552	70,609	91,002
Repayment of borrowings and financing		(61,664)	(584)	(48,286)
Net cash generated by (used in) financing activities		(27,255)	27,609	832

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(16,183)	105,022	7,081
Cash and cash equivalents at the beginning of the year	4	176,274	71,252	64,171
Cash and cash equivalents at the end of the year	4	160,091	176,274	71,252

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 (UNAUDITED), 2014 (UNAUDITED), AND 2013
(Amounts in thousands of Brazilian reais - R$, unless otherwise stated)

1.	GENERAL INFORMATION
Master Sistemas Automotivos Ltda. (the “Company”) is a limited liability company established in Brazil with its head office and principal place of business at Rua Atílio Andreazza, 3520, in Caxias do Sul, RS, and is a jointly controlled entity of Randon S.A. Implementos e Participações (“Randon”) and Meritor do Brasil Sistemas Automotivos Ltda. (“Meritor”) whereby Randon owns 51% and Meritor owns 49%. The Company was incorporated on April 24, 1986, started its operations in April 1987, and is engaged in the development, manufacture, sale, assembly, distribution, import and export of movement control systems for buses, trailers and trucks and their parts and components.
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
Until June 2013, the Company held a 53.177% interest in Suspensys Sistemas Automotivos Ltda. (“Suspensys”), which has its head office and principal place of business in Caxias do Sul, RS and is engaged in the manufacture and sale of air and mechanical suspension systems for trucks, buses and trailers, axles for trailers, third axles, hubs and drums for trucks, buses and trailers, and the provision of technical assistance services for its products. Prior to the sale, Randon and Meritor had joint control of Suspensys Sistemas Automotivos Ltda, through direct and indirect investments.

2.	PRESENTATION OF FINANCIAL STATEMENTS
The Company’s Financial Statements for the years ended on December 31, 2015 (unaudited), 2014 (unaudited) and 2013 have been prepared in accordance with the International Financial Reporting Standards (IFRS) issued by International Accounting Standards Board (IASB).
The Company adopted all rules, revision of rules, and interpretations issued by IASB and that are applicable for the year ended on December 31, 2015.
The summary of the principal accounting policies adopted by the Company is detailed in note 3.
The financial statements were approved by the Company's executive committee and authorized for issue on April 15, 2016.

3.	SIGNIFICANT ACCOUNTING POLICIES

3.1.	Basis of preparation

The financial statements have been prepared on the historical cost basis. Historical cost is generally based on the fair value of the consideration given in exchange for assets.

3.2.	Functional currency and presentation currency

The financial statements are presented in thousands of Brazilian reais, which is the Company's functional currency. All financial information presented in thousands of Brazilian reais was rounded to the closest value.

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

Several standards, amendments to standards and IFRS interpretations issued by the IASB have not yet come into effect for the year ended December 31, 2015, as follows:

Standard	Main requirements	Effective for annual periods beginning on or after
IFRS 9 - Financial Instruments
Financial instruments. IFRS 9 retains, but simplifies the combined measurement model and establishes two main measurement categories of financial assets: amortized cost and fair value. The classification basis depends on the entity’s business model and the characteristics of the financial asset's contractual cash flow. IFRS 9 retains most of IAS 39 requirements for financial liabilities. The main change refers to those cases where the fair value of the financial liabilities must be segregated so that the fair value portion related to the entity’s credit risk is recognized in “Other comprehensive income” and not in profit or loss for the period. The guidance on IAS 39 on the impairment of financial assets and hedge accounting is still applicable.
January 1, 2018
IFRS 14 - Regulatory Deferral Accounts
Permits an entity which is a first-time adopter of International Financial Reporting Standards to continue to account, with some limited changes, for 'regulatory deferral account balances' in accordance with its previous GAAP, both on initial adoption of IFRS and in subsequent financial statements
January 1, 2016
IFRS 15 - Revenue from contractors with customers	Provides a single, principles based five-step model to be applied to all contracts with customers	January 1, 2018
IFRS 16- Leases	Defines the principles for recognition, measurement, presentation and disclosure of leases. IFRS 16 replaces IAS17 - Leases and related interpretations.	January 1, 2019
Amendments to IFRS 11
Require an acquirer of an interest in a joint operation in which the activity constitutes a business to apply all of the business combinations accounting principles in IFRS 3 and other IFRSs, expect for those principles that conflict with the guidance in IFRS 11. Disclose the information required by IFRS 3
January 1, 2016
Amendments to IAS 16 and IAS 38	Clarification of acceptable methods of depreciation and amortization	January 1, 2016
Amendments to IAS 16 and IAS 41	Define a bearer plant and require biological assets that meet such definition to be accounted for as property, plant and equipment	January 1, 2016
Amendments to IAS 27	Allow the use of equity method in separate financial statements	January 1, 2016
Amendments to IFRS 10 and IAS 28	Sale or contribution of assets between an investor and its associate or joint venture	January 1, 2016
Annual improvements (2012-2014 cycle) in several accounting pronouncements	Makes amendments in the standards: IFRS 5, IFRS 7, IAS 9, IAS 34	January 1, 2016
Amendments to IAS 1	Disclosure Initiative	January 1, 2016
Amendments to IFRS 10, IFRS 12 and IAS 28	Investment Entities: applying the consolidation exception	January 1, 2016

Considering the current operations of the Company, management is still assessing if these changes will have any impact on its financial statements.

4.	CASH AND CASH EQUIVALENTS
Short-term investments refer to bank certificates of deposit (CDBs), pegged to the interbank certificates of deposit rate (CDI) fluctuation that have original maturities of less than 90 days. The yield on these short-term investments is as follows:

	12/31/2015	12/31/2014
	Unaudited
Cash and banks	237	1,302
Cash in transit	3,310	2,752
Short-term investments:
CDB - 20.00% of CDI	51	—
CDB - 85.00% of CDI	—	1,019
CDB - 90.00% to 95.99% of CDI	2,911	5,796
CDB - 97.50% to 99.99% of CDI	—	16,207
CDB - 100.00% to 100.99% of CDI	93,660	64,181
CDB - 101.50% of CDI	24,232	—
CDB - 102.00% to 102.99% of CDI	35,690	85,017
	156,544	172,220
Total	160,091	176,274

5.	SHORT-TERM INVESTMENTS NOT IMMEDIATELY REDEEMABLE
Investments in bank certificates of deposit (CDBs) and in local currency (R$) held in top tier banks, as follows:

	12/31/2015	12/31/2014
	Unaudited
Short-term investments:
CDB - 100.25% to 102.99%	37,707	18,546
Total	37,707	18,546

6.	TRADE RECEIVABLES

Trade receivables are as follows:

	12/31/2015	12/31/2014
	Unaudited
Trade receivables from third parties – domestic	4,825	15,093
Trade receivables from third parties – foreign	1,162	215
Trade receivables from related parties – domestic	3,668	8,960
Trade receivables from related parties – foreign	4,927	4,832
Allowance for doubtful debts	(440)	(111)
Total	14,142	28,989

The aging of past-due trade receivables is as follows:

	12/31/2015	12/31/2014
	Unaudited
1 to 30 days	4,571	5,802
31 to 60 days	399	419
61 to 90 days	—	222
91 to 180 days	100	240
Over 180 days	148	217
Past-due amounts	5,218	6,900
Current amounts	8,924	22,089
Total	14,142	28,989

Change on the allowance for doubtful debts:

	12/31/2015	12/31/2014
	Unaudited
Balance at the beginning of the year	(111)	—
Allowance recognized	(329)	(111)
Balance at the end of the year	(440)	(111)

To determine whether or not trade receivables are recoverable, the Company takes into consideration any change in the customer’s creditworthiness from the date the credit was originally granted to the end of the reporting period. The Company does not hold any collateral or other credit enhancement over these receivables.

7.	RECOVERABLE TAXES

Recoverable taxes are as follows:

	12/31/2015	12/31/2014
	Unaudited
Federal VAT (IPI)	293	111
State VAT (ICMS)	860	1,442
Tax on revenue (PIS and COFINS)	100	206
Corporate Income Tax (IRPJ) and Social Contribution on Profit (CSLL)	2,908	1,105
Taxes recoverable on imports	781	1,438
ICMS on purchases of property, plant and equipment	1,130	1,376
PIS and COFINS on purchases of property, plant and equipment	1,369	1,344
Other recoverable taxes	307	818
Total	7,748	7,840
Current	6,216	7,231
Non-current	1,532	609

Recoverable taxes in non-current assets comprise ICMS, PIS and COFINS on purchases of property, plant and equipment for which the realization, pursuant to current relevant legislation, occurs in 48 monthly installments.

8.	INVENTORIES

Inventories comprise:

	12/31/2015	12/31/2014
	Unaudited
Finished products	4,524	7,648
Work in progress	6,317	5,934
Raw materials	13,385	15,458
Goods	935	7,993
Provision for inventory losses	(316)	(391)
Advances to suppliers	86	745
Imports in transit	2,238	4,550
Total	27,169	41,937
The provision for inventory losses refers to probable losses arising from the adjustment of inventories to their realizable values. Change on this provision was as follows:

	12/31/2015	12/31/2014
	Unaudited
Balance at the beginning of the year	(391)	—
Provision recognized	—	(391)
Provision reversed	75	—
Balance at the end of the year	(316)	(391)
The cost of inventories recognized as expense during the year ended December 31, 2015, related to continuing operations, was R$ 237,276 (R$ 361,577 at December 31, 2014 and R$ 422,131 for the year ended December 31, 2013).
Management expectations are that these inventories will be recovered in a period of less than twelve months.

9.	INVESTMENTS – INVESTMENT IN ASSOCIATE
The changes in the investment in associate Suspensys Sistemas Automotivos Ltda. are as follows:

12/31/2013

Opening balance	128,805
Interest on capital receivable	(1,490)
Equity in associate	15,385
Distribution of share units to Randon - (see note 17)	(142,700)
Closing balance	—

Reconciliation of the equity investment at Suspensys' net income:

12/31/2013

Suspensys' net income	28,931 (*)
Master's ownership on Suspensys	53.177%
Equity in associate	15,385
(*) The equity in associate was calculated through May 31, 2013 due to the amendment to the articles of organization in June 2013, with the transfer of the share units held by the Company in Suspensys to the companies Randon and Meritor, as detailed in note 17.

The summarized financial information on Suspensys Sistemas Automotivos is as follows:

05/31/2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	94,384
Trade receivables	106,048
Inventories	63,817
Other current assets	12,184
Total current assets	276,433

NON-CURRENT ASSETS
Property, plant and equipment and intangible assets	221,976
Other non-current assets	8,593
Total non-current assets	230,569
Total assets	507,002

05/31/2013
LIABILITIES
CURRENT LIABILITIES
Trade payables	61,474
Borrowings and financing	23,041
Dividends and Interest on capital	17,290
Other current liabilities	29,108
Total current liabilities	130,913
NON-CURRENT LIABILITIES
Borrowings and financing	98,560
Deferred taxes	3,735
Other non-current liabilities	5,445
Total non-current liabilities	107,740

SHAREHOLDERS’ EQUITY	268,349

Total liabilities and shareholders’ equity	507,002

Company's share in associate's net assets	142,700
Company's share in associate's contingent liabilities	538

05/31/2013
STATEMENTS OF INCOME
Net operating revenue	396,639
Cost of sales	(324,932)
GROSS PROFIT	71,707
Operating expenses, net	(30,386)
Finance income, net	(1,472)
PROFIT BEFORE TAXES	39,849
Income tax and social contribution	(10,918)
NET PROFIT FOR THE YEAR	28,931

10.	PROPERTY, PLANT AND EQUIPMENT

a)	Balance breakdown:

	12/31/2015	12/31/2014
	Unaudited
Cost	206,115	196,144
Accumulated depreciation	(115,477)	(106,117)
	90,638	90,027

	Annual depreciation rate (%)	12/31/2015			12/31/2014
		Cost	Accumulated depreciation	Net	Net
		Unaudited
Land		4,400	—	4,400	4,400
Buildings	2%	37,161	(7,220)	29,941	21,578
Machinery and equipment	9%	126,018	(83,785)	42,233	44,478
Molds	16%	23,846	(17,054)	6,792	6,070
Furniture and fixtures	11%	7,468	(4,488)	2,980	3,038
Vehicles	11%	1,988	(1,587)	401	536
Computer equipment	17%	1,879	(1,343)	536	455
Advances to suppliers		124	—	124	50
Property, plant and equipment in progress (*)		3,231	—	3,231	9,422
Total		206,115	(115,477)	90,638	90,027

b)	Movement in the cost:

	Balance at				Balance at
	1/1/2015	Additions	Disposals	Transfers	12/31/2015
	Unaudited
Land	4,400	—	—	—	4,400
Buildings	28,249	3,450	—	5,462	37,161
Machinery and equipment	121,650	2,042	(54)	2,380	126,018
Molds	21,743	1,092	(1)	1,012	23,846
Furniture and fixtures	6,999	357	—	112	7,468
Vehicles	2,011	119	(142)	—	1,988
Computer equipment	1,620	95	(2)	166	1,879
Advances to suppliers	50	74	—	—	124
Property, plant and equipment in progress (*)	9,422	3,128	(187)	(9,132)	3,231
Total	196,144	10,357	(386)	—	206,115

	Balance at				Balance at
	1/1/2014	Additions	Disposals	Transfers	12/31/2014
	Unaudited
Land	4,400	—	—	—	4,400
Buildings	28,223	11	—	15	28,249
Machinery and equipment	119,532	675	(1,763)	3,206	121,650
Molds	21,518	342	(1,199)	1,082	21,743
Furniture and fixtures	6,542	390	—	67	6,999
Vehicles	1,845	242	(76)	—	2,011
Computer equipment	1,615	5	—	—	1,620
Advances to suppliers	121	105	(55)	(121)	50
Property, plant and equipment in progress (*)	5,683	7,988	—	(4,249)	9,422
Total	189,479	9,758	(3,093)	—	196,144

	Balance at 1/1/2013	Additions	Disposals	Transfers	Balance at 12/31/2013

Land	4,400	—	—	—	4,400
Buildings	28,056	—	—	167	28,223
Machinery and equipment	110,135	4,906	(289)	4,780	119,532
Molds	17,633	2,574	(221)	1,532	21,518
Furniture and fixtures	6,259	260	(53)	76	6,542
Vehicles	1,894	76	(125)	—	1,845
Computer equipment	1,496	177	(63)	5	1,615
Advances to suppliers	1,461	219	—	(1,559)	121
Property, plant and equipment in progress (*)	6,969	3,715	—	(5,001)	5,683
Total	178,303	11,927	(751)	—	189,479
(*) The amount of R$ 3,231 in 2015 (R$ 9,422 in 2014 and R$ 5,683 in 2013) recognized in property, plant and equipment in progress refers to machinery and tools acquired for the expansion of the production process that have not been installed at the factory.

c)	Movement in accumulated depreciation:

	Balance at 1/1/2015	Additions	Disposals	Transfers	Balance at 12/31/2015
	Unaudited
Buildings	(6,671)	(549)	—	—	(7,220)
Machinery, equipment and molds	(92,846)	(8,028)	35	—	(100,839)
Furniture and fixtures	(3,960)	(528)	—	—	(4,488)
Vehicles	(1,476)	(130)	19	—	(1,587)
Computer equipment	(1,164)	(180)	1	—	(1,343)
Total	(106,117)	(9,415)	55	—	(115,477)

	Balance at 1/1/2014	Additions	Disposals	Transfers	Balance at 12/31/2014
	Unaudited
Buildings	(6,208)	(463)	—	—	(6,671)
Machinery, equipment and molds	(85,444)	(9,000)	1,598	—	(92,846)
Furniture and fixtures	(3,425)	(535)	—	—	(3,960)
Vehicles	(1,380)	(120)	24	—	(1,476)
Computer equipment	(978)	(186)	—	—	(1,164)
Total	(97,435)	(10,304)	1,622	—	(106,117)

	Balance at 1/1/2013	Additions	Disposals	Transfers	Balance at 12/31/2013

Buildings	(5,747)	(461)	—	—	(6,208)
Machinery, equipment and molds	(76,931)	(8,548)	35	—	(85,444)
Furniture and fixtures	(2,940)	(504)	19	—	(3,425)
Vehicles	(1,320)	(107)	47	—	(1,380)
Computer equipment	(859)	(176)	57	—	(978)
Total	(87,797)	(9,796)	158	—	(97,435)

11.	INTANGIBLE ASSETS

	Annual amortization rate	Balance at 01/01/2015	Additions	Disposals	Transfers	Balance at 12/31/2015
		Unaudited
Software:
Cost	12.7%	13,648	311	(110)	21	13,870
Accumulated amortization		(5,434)	(1,605)	21	—	(7,018)
		8,214	(1,294)	(89)	21	6,852
Intangible assets in progress		21	—	—	(21)	—
Total		8,235	(1,294)	(89)	—	6,852

	Annual amortization rate	Balance at 01/01/2014	Additions	Disposals	Transfers	Balance at 12/31/2014
			Unaudited
Software:
Cost	12.7%	12,646	1,002	—	—	13,648
Accumulated amortization		(3,914)	(1,520)	—	—	(5,434)
		8,732	(518)	—	—	8,214
Intangible assets in progress		19	2	—	—	21
Total		8,751	(516)	—	—	8,235

	Annual amortization rate	Balance at 01/01/2013	Additions	Disposals	Transfers	Balance at 12/31/2013

Software:
Cost	12.7%	12,614	12	—	20	12,646
Accumulated amortization		(2,460)	(1,454)	—	—	(3,914)
		10,154	(1,442)	—	20	8,732
Intangible assets in progress		20	19	—	(20)	19
Total		10,174	(1,423)	—	—	8,751
The intangible asset refers to the implementation of the SAP software.

12.	BORROWINGS AND FINANCING
Financing obtained was used to fund the construction of the Company’s manufacturing facilities, develop quality processes, finance imports, and finance machinery imports. Financing was obtained from several financial institutions by means of funds raised by these institutions with the National Bank for Economic and Social Development (BNDES).

Borrowings and financing are as follows:

Type:	Annual financial charges	Payment frequency	Final maturity	12/31/2015	12/31/2014
				Unaudited
Working capital-NCE-Brasil	5.498% p.a.	(a)	03/2016	—	60,152
Working capital-NCE-Brasil	11% p.a.	(a)	12/2018	60,244	—
Lease agreement - IBM	Cetip CDI-Over	(b)	09/2017	409	613
Vendor financing	SELIC+3% p.a.	(e)	02/2016	105	135
Bank Credit Note - Exin-Safra	5.50% p.a.	(a)	02/2016	10,067	10,072
Bank Credit Note - Exim-Brasil	8.00% p.a.	(a)	07/2017	20,332	20,332
Bank Credit Note - Exim-Bradesco	8.00% p.a.	(a)	07/2017	30,498	30,492
FINEP	3.5% p.a.	(c)	10/2023	40,254	34,178
FUNDOPEM - ICMS	IPCA plus 3%	(d)	03/2026	31,588	27,947
Total				193,497	183,921

Current				15,853	2,767
Non-current				177,644	181,154

(a)	Bullet payment upon maturity + quarterly interest.
(b)	Semiannual installment upon maturity of principal and interest.
(c)	3-year grace period + monthly installments of interest and amortization.
(d)	51-year grace period + monthly installments of interest and amortization.
(e)	Bullet payment.

The maturities of the long-term portions of the financing are as follows:

Maturity	12/31/2015	12/31/2014
	Unaudited
2016	—	74,018
2017	58,811	58,327
2018	70,223	8,820
2019	10,562	9,034
2020	10,521	9,101
2021 and thereafter	27,527	21,854
Total	177,644	181,154
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
The benefit period started in December 2006 and ended in May 2014, and disbursements for Company use totaled 1,479,042.54 FUNDOPEM-RS incentive units (equivalent to R$ 29,329 as at December 31, 2014 and R$ 28,101 as at December 31, 2013). As of May 2014, the Company utilized R$ 28,282. The benefit has a grace period of 51 months and will be settled 90 months after the end of the grace period, ending February 2026.

13.	RELATED PARTY TRANSACTIONS

The transactions and balances with related parties are as follows:

	Randon Group (*)			Meritor Group (**)			Total
	12/31/15	12/31/14		12/31/15	12/31/14		12/31/15	12/31/14
	Unaudited			Unaudited			Unaudited
Trade receivables	1,764	385		6,831	13,407		8,595	13,792
Trade payables	428	33		77	1,139		505	1,172
Dividends and interest on capital payable	2,130	15,806		2,046	15,186		4,176	30,992
Amounts due to related parties - current	150	150		—	—		150	150
Amounts due to related parties - noncurrent	452	602		—	—		452	602

	Randon Group (*)			Meritor Group (**)			Total
	12/31/15	12/31/14	12/31/13	12/31/15	12/31/14	12/31/13	12/31/15	12/31/14	12/31/13
	Unaudited	Unaudited		Unaudited	Unaudited		Unaudited	Unaudited
Profit & Loss
Sales of goods	78,173	145,320	152,830	52,396	82,565	116,238	130,569	227,885	269,068
Rental income	373	345	351	—	—	—	373	345	351
Purchases of goods and services	24,017	39,404	44,918	13,187	20,843	15,897	37,204	60,247	60,815
Commission expenses	23	267	984	—	—	—	23	267	984
Administrative expenses	5,756	7,028	7,465	—	—	—	5,756	7,028	7,465

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

Master is the co-guarantor of vendor financing contracts, limited to R$ 10,000 for transactions conducted between Company customers and Banco Randon. As at December 31, 2015, the outstanding balance related to these transactions is R$ 2,089 (R$ 2,647 at December 31, 2014).

Trading transactions
Trading transactions carried out with related parties follow specific prices and terms policies established in the joint venture agreement between the parties, which could be different if carried out with unrelated parties.

Administrative expenses

Refer to administrative advisory services (corporate activities) provided by Randon to the Company.

Management compensation

Management compensation and profit sharing was R$ 1,402 in 2015 (R$ 1,577 in 2014 and R$ 1,046 in 2013).

Borrowings from officers and managers are recorded in ‘Other payables’, in current liabilities, in the amount of R$ 271 at December 31, 2015 (R$ 1,078 at December 31, 2014). These balances are adjusted for inflation using financial market rates (“DI-extra” as released by the Brazilian Association of Financial and Capital Markets Entities, or Anbima). The interest expense on these transactions was R$ 106 in 2015 (R$ 162 in 2014, R$ 79 in 2013).

14.	RETIREMENT BENEFIT PLAN
The Company is co-sponsor of RANDONPREV pension fund, together with other Randon companies, which is a defined contribution plan under the financial capitalization regime, with some additions of employee benefits, not covered by the defined contribution. This minimum benefit is defined by a percentage of the nominal salary per year worked for the Company, credited in a lump sum at the beneficiary’s account with RANDONPREV. The most recent valuation of the plan assets and the present value of the minimum benefit was conducted at December 31, 2015 using the projected unit credit method and calculated the balance of R$ 0 (R$ 9 as at December 31, 2014), corresponding to the net assets of defined benefit at year-end. This amount is part of the credit of the special reserves that can be redeemed for future contributions at any time, from January 2014, without the need for previous analysis and authorization from Previc. The board of directors from RANDONPREV decided to refund to the sponsor the amount of R$ 363, regarding the fund of reversion calculated in 2015.

15.	PROVISION FOR TAX, SOCIAL SECURITY AND LABOR RISKS
The position of the provisions and contingent liabilities as at December 31, 2015 is as follows:

Nature of provision	Likelihood of loss
	Probable	Possible
	Unaudited
Tax	—	18,786
Civil	—	6,809
Social security	—	2,225
Labor	466	2,573
Total	466	30,393

Changes in provision:

Nature of provision	Opening balance 1/1/2015	Addition of Provision	Closing balance 12/31/2015
	Unaudited
Labor	340	126	466
Total	340	126	466

Nature of provision	Opening balance 1/1/2014	Addition / (Reversal) of Provision	Closing balance 12/31/2014
	Unaudited
Labor	146	194	340
Social security	36	(36)	—
Total	182	158	340

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

b)
Income tax, social contribution and withholding income tax - assessment notices issued by the Brazilian Federal Revenue Service totaling R$ 5,710 (as adjusted), related to payments made regularly to Company agents abroad as agency commission of sales and services. The related proceedings are being handled at the administrative level.

c)
Administrative proceeding challenging an assessment notice collecting PIS-imports, COFINS-imports, Federal VAT (IPI), import duties (II), and fine for alleged noncompliance of Drawback Award Acts, totaling R$ 1,523.

d)
Disallowance of ICMS presumed credit on purchase of steel - refers to assessment notices issued by the Rio Grande do Sul State Department of Finance totaling R$ 9,960, through which this tax authority confirmed the award of the tax benefit in an amount higher than permitted by the law. The amount includes principal, fine and interest.

Social security

Refers to INSS assessment notices totaling R$ 2,225 for the nonpayment of payroll taxes on the profit sharing bonuses paid to employee.

Civil

It refers to action for compensation for moral and material damages in the amount of R$ 15 per vehicle theft in the parking lot of the defendant and action filed by supplier at the Chamber of Arbitration and Mediation of the Chamber and Commerce Brazil-Canada, seeking condemnation of indemnity payments for damages and lost profits resulting from the failure to acquire certain volume of iron parts, amounting of R$ 6,794.

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

Balance breakdown

The following is a comparison by class of the carrying amount and the fair value of financial instruments of the Company in the financial statements:

			Carrying Amount		Fair Value
	Note	Category	12/31/2015	12/31/2014	12/31/2015	12/31/2014
			Unaudited
Assets
Cash and cash equivalents	4	(a)	160,091	176,274	160,091	176,274
Short-term investments	5	(b)	37,707	18,546	37,707	18,546
Trade receivables	6	(a)	14,142	28,989	14,142	28,989

Liabilities
Trade payables		(c)	(3,780)	(11,991)	(3,780)	(11,991)
Borrowings and financing		(c)	(193,497)	(183,921)	(193,557)	(183,987)

Categories:
(a)	Receivables
(b)	Fair value through profit and loss
(c)	Other liabilities

•	Limitations

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

The basis used is the cash flow in foreign currency projected monthly for the following twelve months based on the Strategic Plan projections or the current expectation of each group company. If considered necessary, the instruments used are conservative and previously approved by the same committee. For the years ended December 31, 2015, 2014, and 2013, the Company did not enter into any transactions involving derivative financial instruments.

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

Sales concentration:

In the year ended December 31, 2015, three customers individually accounted for more than 10% of sales, with shares of 29.43% (33.55% in 2014 and 11.77% in 2013), 19.73% (19.06% in 2014 and 22.19% 2013), 13.42% (16.41% in 2014 and 15.99% 2013), net revenues each equivalent to R$ 78 million (R$ 145 million in 2014 and R$ 61 million in 2013), R$ 52 million (R$ 82 million in 2014 and R$ 115 million in 2013) and R$ 36 million (R$ 71 million in 2014 and R$ 83 million in 2013). The first and the second amounts refer to related parties. Other Company sales in the domestic and foreign markets are widely spread and there is no sales concentration in a percentage above 10% for any other customer.

b.	Foreign exchange risk

The Company’s results are exposed to risks of fluctuations due to the effects of the exchange rate volatility on assets and liabilities denominated in foreign currencies, mainly the US dollar, which closed 2015 with a positive fluctuation of 47.01% (positive fluctuation of 13.39% in 2014).

The Company is exposed to currency risk (foreign exchange risk) on sales, purchases and borrowings that are denominated in a currency other than the Company’s functional currency, the Brazilian real.

The Company's net exposure to foreign exchange risk is as follows:

	12/31/2015	12/31/2014
	Unaudited
A. Trade payables	(580)	(2,999)
B. Trade receivables	6,089	5,047
C. Net exposure (A+B)	5,509	2,048

c.	Interest rate risk

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

Description	Up to 1 month	From 1 to 3 months	From 3 months to 1 year	From 1 to 5 years	Over 5 years	Total

Trade payables	3,378	402	—	—	—	3,780
Borrowings and financing	551	11,437	3,864	150,117	29,752	195,721
Interest to be incurred on borrowings and financing	1,155	2,026	9,319	22,131	1,551	36,182
Intragroup loans	271	—	—	—	—	271
Interest on capital	—	—	4,176	—	—	4,176
Total	5,355	13,865	17,359	172,248	31,303	240,130

17.	CAPITAL
On June 18, 2013, the Company's shareholders approved the 23rd amendment to the articles of organization, reducing the capital as shown below.

Capital reduction (a)	126,003
Decrease in carrying value adjustments account (b)	7,048
Distribution of dividends (c)	9,649
Total investment in Suspensys at 05/31/2013	142,700

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
At December 31, 2015 and 2014, the subscribed capital comprises 60,000 shares with par value of R$ 1.00 each and its breakdown by shareholder is as follows:

Shareholder	Share Units	%
Randon S.A. Implementos e Participações	30,600	51
Meritor do Brasil Sistemas Automotivos Ltda.	29,400	49
Total	60,000	100

18.	DIVIDENDS AND INTEREST ON CAPITAL
During the year ended December 31, 2015 the Company recorded payment of dividends and interest on capital of R$ 0 and R$ 4,913 (R$ 25,914 and R$ 5,975 at December 31, 2014) using as a basis the TJLP (Long-term interest rate) for the period January-December of each year, applied to equity, considering the higher of 50% of the profit before income tax and 50% of the retained earnings balance.
On April 10, 2015, the Company's shareholders approved in Minute 64 the shareholders approved the payment of dividends for 2014 in the amount of R$ 25,914 and interest on capital for 2014 of R$ 5,078 net of income tax.
At the Annual Shareholders Meeting held on April 2, 2014, the shareholders approved the payment of dividends for 2013 in the amount of R$ 35,923 and interest on capital for 2013 of R$ 6,342 net of income tax.
Additionally, the Company recognized finance income related to the interest on capital receivable from associate Suspensys Sistemas Automotivos Ltda., totaling R$ 1,490 as at December 31, 2013, which for purposes of disclosure and compliance with accounting principles, was reclassified from line item “Finance income” to “Investments”, in assets.
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
As provided for by the tax law, the amount recognized as interest on capital was fully deducted in the calculation of income tax and social contribution, and the tax benefit from this deduction was R$ 1,670 at December 31, 2015 (R$ 2,032 at December 31, 2014 and R$ 3,044 at December 31, 2013). For purposes of appropriate presentation of the financial statements, such interest was treated as dividends and disclosed as a reduction of retained earnings in equity.

19.	NET OPERATING REVENUE
The reconciliation between the revenue recognized for tax purposes and the revenue presented in the income statement for the year is as follows:

	2015	2014	2013
	Unaudited	Unaudited
Gross revenue	348,941	574,768	682,882
Less:
Taxes on sales	(75,222)	(130,913)	(156,524)
Sales returns	(4,025)	(5,610)	(3,798)
Discount to present value on installment sales	(4,081)	(5,024)	(4,497)
Net revenue recognized in the statement of income	265,613	433,221	518,063

20.	EXPENSES BY NATURE
As required by corporate law, the Company is required to present the income statement by function. Therefore, the analysis of operating expenses by nature is as follows:

	2015	2014	2013
	Unaudited	Unaudited
Raw materials and auxiliary materials	174,634	285,161	334,057
Depreciation and amortization	11,020	11,824	11,250
Personnel and benefits	46,341	57,706	65,019
Freight	6,293	10,793	12,593
Rentals	3,843	3,740	4,469
Electric Power	2,944	2,990	3,923
Costs of outside services	15,250	15,591	16,901
Asset upkeep costs	4,841	7,925	9,283
Other operating expenses, net	3,679	4,531	5,765
Total	268,845	400,261	463,260

These expenses were classified as follows in the statement of income (presented by function):

	2015	2014	2013
	Unaudited	Unaudited
Cost of sales and services	239,081	361,577	422,131
Selling expenses	14,677	18,119	19,325
General and administrative expenses	14,732	16,495	17,396
Other operating expenses, net	355	4,070	4,408
Total	268,845	400,261	463,260

21.	INCOME TAX AND SOCIAL CONTRIBUTION

Income tax and social contribution expense

The income tax and social contribution expense for the years ended December 31 is reconciled to statutory rates, as follows:

	2015	2014	2013
	IRPJ/CSLL	IRPJ/CSLL	IRPJ/CSLL
	Unaudited	Unaudited
Profit before income tax and social contribution	10,604	41,502	75,181
Applicable rate	34%	34%	34%
Income tax and social contribution at nominal rates	(3,605)	(14,111)	(25,562)
Effect of taxes on:
Interest on capital expense (*)	1,670	2,032	3,044
Interest on capital income (*)	—	—	(507)
Equity in subsidiaries	—	—	5,231
Other	(164)	120	349
Income tax and social contribution before deductions	(2,099)	(11,959)	(17,445)
Income tax deductions and other adjustments	(526)	1,169	1,285
Income tax and social contribution expense	(2,625)	(10,790)	(16,160)

Current income tax and social contribution	(2,166)	(10,118)	(15,336)
Deferred income tax and social contribution	(459)	(672)	(824)
* See note 18, Dividends and Interest on Capital.

Analysis of deferred income tax and social contribution

	12/31/2015		12/31/2014		12/31/2013
Temporary differences	Temporary differences	Deferred taxes	Temporary differences	Deferred taxes	Temporary differences	Deferred taxes
	Unaudited		Unaudited
Provision for profit sharing	694	235	2,263	769	2,546	866
Provision for officer's profit sharing	90	8	541	49	451	41
Provision for labor risks	465	158	340	116	182	62
Provision for warranty claims	1,743	593	515	175	81	28
Provision for collective bargaining	240	82	338	115	178	61
Provision for employee termination	40	14	653	222	619	210
Allowance for doubtful debts	440	150	111	38	—	—
Provision for inventory losses	316	107	391	133	—	—
Other temporary additions	506	147	1,479	504	438	149
Total assets		1,494		2,121		1,417

Incentive depreciation, Law 11,774	(125)	(31)	(606)	(152)	(1,163)	(291)
Tax depreciation	(12,147)	(4,130)	(10,580)	(3,597)	(5,225)	(1,777)
Deemed cost of property, plant and equipment	(6,569)	(2,233)	(7,879)	(2,679)	(9,661)	(3,285)
Retirement benefit plan	(363)	(123)	(140)	(47)	(451)	(153)
Discount to present value - Fundopem	(2,224)	(756)	(3,155)	(1,073)	(2,028)	(690)
Total liabilities		(7,273)		(7,548)		(6,196)
Deferred income tax and contribution - net		(5,779)		(5,427)		(4,779)
The Company offsets deferred tax assets and deferred tax liabilities because it relates to income taxes levied by the same tax authority on the Company.

Movement in the deferred income tax and social contribution

Temporary differences	Balances at 1/1/2015	Recognized in profit for the year	Recognized in other comprehensive income	Balances at 12/31/2015
		Unaudited
Provision for profit sharing	769	(534)	—	235
Provision for officer's profit sharing	49	(41)	—	8
Provision for labor and social security risks	116	42	—	158
Provision for warranty claims	175	418	—	593
Provision for collective bargaining	115	(33)	—	82
Provision for employee termination	222	(208)	—	14
Allowance for doubtful debts	38	112	—	150
Provision for inventory losses	133	(26)	—	107
Other temporary additions	504	(357)	—	147
Total assets	2,121	(627)	—	1,494

Incentive depreciation, Law 11,774	(152)	121	—	(31)
Deemed cost of property, plant and equipment	(2,679)	446	—	(2,233)
Tax depreciation	(3,597)	(533)	—	(4,130)
Retirement benefit plan	(47)	(183)	107	(123)
Discount to present value - Fundopem	(1,073)	317	—	(756)
Total liabilities	(7,548)	168	107	(7,273)
Total recognized in the year	(5,427)	(459)	107	(5,779)

Temporary differences	Balance at 1/1/2014	Recognized in profit for the year	Recognized in other comprehensive income	Balance at 12/31/2014
		Unaudited
Provision for profit sharing	866	(97)	—	769
Provision for officer's profit sharing	41	8	—	49
Provision for labor and social security risks	62	54	—	116
Provision for warranty claims	28	147	—	175
Provision for collective bargaining	61	54	—	115
Provision for employee termination	210	12	—	222
Allowance for doubtful debts	—	38	—	38
Provision for inventory losses	—	133	—	133
Other temporary additions	149	355	—	504
Total assets	1,417	704	—	2,121

Incentive depreciation, Law 11,774	(291)	139	—	(152)
Deemed cost of property, plant and equipment	(3,285)	606	—	(2,679)
Tax depreciation	(1,777)	(1,820)	—	(3,597)
Retirement benefit plan	(153)	82	24	(47)
Discount to present value - Fundopem	(690)	(383)	—	(1,073)
Total liabilities	(6,196)	(1,376)	24	(7,548)
Total recognized in the year	(4,779)	(672)	24	(5,427)

Temporary differences	Balance at 1/1/2013	Recognized in profit for the year	Recognized in other comprehensive income	Balance at 12/31/2013

Provision for profit sharing	742	124	—	866
Provision for officer's profit sharing	—	41	—	41
Provision for labor and social security risks	40	22	—	62
Provision for warranty claims	75	(47)	—	28
Provision for collective bargaining	96	(35)	—	61
Provision for employee termination	76	134	—	210
Other temporary additions	342	(193)	—	149
Total assets	1,371	46	—	1,417

Incentive depreciation, Law 11,774	(431)	140	—	(291)
Deemed cost of property, plant and equipment	(3,923)	638	—	(3,285)
Tax depreciation	—	(1,777)	—	(1,777)
Retirement benefit plan	(218)	65	—	(153)
Discount to present value - Fundopem	(754)	64	—	(690)
Total liabilities	(5,326)	(870)	—	(6,196)
Total recognized in the year	(3,955)	(824)	—	(4,779)

22.	FINANCE INCOME (EXPENSES)

Finance income (expenses) for the years ended December 31 are as follows:

	2015	2014	2013
	Unaudited	Unaudited
Finance income
Interest on short-term investments	22,490	14,257	8,652
Interest received and discounts obtained	120	886	259
Discount to present value of trade receivables	4,149	5,079	4,421
	26,759	20,222	13,332
Finance expenses
Interest on borrowings and financing	(15,291)	(9,075)	(6,995)
Bank expenses	(43)	(1,150)	(620)
Discount to present value - FUNDOPEM	—	(47)	(190)
Discount to present value of trade payables	(968)	(1,408)	(1,233)
	(16,302)	(11,680)	(9,038)
Foreign exchange gains
Exchange gains on items classified in liabilities	8,024	2,889	3,852
Exchange losses on items classified in assets	(4,645)	(2,889)	(3,153)
	3,379	—	699

Finance income, net	13,836	8,542	4,993

23.	SUPPLEMENTAL CASH FLOW INFORMATION
The changes in the balance sheet accounts that did not affect the Company’s cash flows are purchase of property, plant and equipment in the amount of R$ 913 in 2015 (R$ 380 in 2014 and R$ 108 in 2013), installment purchase from suppliers, purchase of intangible assets in leasing transactions in the amount of R$ 311 at December 2015 (R$ 613 at December 2014, and vendor transactions with the Company’s customers and Banco Randon in the amount of R$ 105 at December 2015 (R$ 135 at December 2014).

(2) Financial Statement Schedule for the years ended September 30, 2015, 2014 and 2013. The following schedule was filed as part of the Annual Report filed with the SEC on November 18, 2015:

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

3-b-1	Amended and Restated By-laws of Meritor, filed as Exhibit 3-b to Meritor's Current Report on Form 8-K filed on April 22, 2016, is incorporated herein by reference.

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

10-a-5
Fifth Amendment to Receivables Purchase Agreement dated as of December 4, 2015 among ArvinMeritor Receivables Corporation, as Seller, Meritor, Inc., as Servicer, and PNC Bank National Association, as a Related Committed Purchaser, as an LC Participant, as a Purchaser Agent, as LC Bank and as Administrator, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 3, 2016, is incorporated herein by reference.

10-a-6
Receivables Purchase Agreement dated as of February 19, 2016, by and among Meritor Heavy Vehicle Braking Systems (U.S.A.), LLC and Meritor Heavy Vehicle Systems, LLC, as sellers, and Nordea Bank AB, as purchaser, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2016, is incorporated herein by reference.

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

*10-b-2	Form of Employment Agreement, filed as Exhibit 10-b to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended January 3, 2016, is incorporated herein by reference.

*10-b-3
Schedule identifying agreements substantially identical to the Form of Employment Agreement constituting Exhibit 10-b-3 hereto, filed as Exhibit 10-b-1 to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended January 3, 2016, is incorporated herein by reference.

10-b-4
Amendment No. 2 dated as of March 29, 2016 to Receivables Purchase Agreement dated as of June 28, 2011 among Meritor HVS AB, as seller, Viking Asset Purchaser No. 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-b to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2016, is incorporated herein by reference.

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

*10-c-3
Letter Agreement dated as of April 21, 2016 between Meritor, Inc. and Ivor J. Evans filed as Exhibit 10-c to Meritor’s Current Report on Form 8-K filed on April 22, 2016, is incorporated herein by reference.

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

23-d
Consent of Deloitte & Touche LLP, independent auditors, relating to the financial statements of Meritor WABCO Vehicle Control Systems, filed as Exhibit 23-d to the 2015 10-K/A, is incorporated herein by reference.

23-e**	Consent of Deloitte & Touche, independent auditors, relating to the financial statements of Master Sistemas Automotivos Ltda.

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

MERITOR, INC.

Date:	June 2, 2016	By:	/s/	Richard D. Rose
Richard D. Rose
Interim Senior Vice President, General Counsel, and Secretary
(For the registrant)

Date:	June 2, 2016	By:	/s/	Paul D. Bialy
Paul D. Bialy
Vice President, Controller and Principal Accounting Officer

Date:	June 2, 2016	By:	/s/	Kevin A. Nowlan
Kevin A. Nowlan
Senior Vice President and Chief Financial Officer