Form 10-Q
period 2016-06-30
MERITOR INC
filed 2016-08-04
CIK 1113256

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2016
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
86,763,157 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on August 2, 2016.

MERITOR, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Sales	$841	$909	$2,471	$2,652
Cost of sales	(714)	(785)	(2,119)	(2,298)
GROSS MARGIN	127	124	352	354
Selling, general and administrative	(59)	(65)	(175)	(187)
Restructuring costs	(6)	(9)	(9)	(15)
Other operating income (expense), net	—	1	(3)	2
OPERATING INCOME	62	51	165	154
Other income (expense), net	—	(1)	(1)	3
Equity in earnings of affiliates	9	10	26	28
Interest expense, net	(20)	(38)	(63)	(78)
INCOME BEFORE INCOME TAXES	51	22	127	107
Provision for income taxes	(8)	(6)	(22)	(19)
INCOME FROM CONTINUING OPERATIONS	43	16	105	88
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	(2)	(4)	(1)
NET INCOME	42	14	101	87
Less: Net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$41	$13	$99	$85
NET INCOME ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$42	$15	$103	$86
Loss from discontinued operations	(1)	(2)	(4)	(1)
Net income	$41	$13	$99	$85
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.47	$0.15	$1.13	$0.88
Discontinued operations	(0.01)	(0.02)	(0.04)	(0.01)
Basic earnings per share	$0.46	$0.13	$1.09	$0.87
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.46	$0.15	$1.10	$0.85
Discontinued operations	(0.01)	(0.02)	(0.04)	(0.01)
Diluted earnings per share	$0.45	$0.13	$1.06	$0.84

Basic average common shares outstanding	89.8	96.9	91.2	97.6
Diluted average common shares outstanding	92.0	100.3	93.1	101.0

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Net income	$42	$14	$101	$87
Other comprehensive income (loss):
Foreign currency translation adjustments:
Attributable to Meritor, Inc.	(10)	13	(6)	(54)
Attributable to noncontrolling interest	—	—	—	(1)
Other reclassification adjustment	—	—	—	1
Pension and other postretirement benefit related adjustments	7	12	25	35
Unrealized gain (loss) on investments and foreign exchange contracts	3	(2)	5	(3)
Other comprehensive income (loss), net of tax	—	23	24	(22)
Total comprehensive income	42	37	125	65
Less: Comprehensive income attributable to noncontrolling interest	(1)	(1)	(2)	(1)
Comprehensive income attributable to Meritor, Inc.	$41	$36	$123	$64

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2016	September 30, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$129	$193
Receivables, trade and other, net	422	461
Inventories	335	338
Other current assets	53	50
TOTAL CURRENT ASSETS	939	1,042
NET PROPERTY	428	419
GOODWILL	392	402
OTHER ASSETS	325	332
TOTAL ASSETS	$2,084	$2,195
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$14	$15
Accounts and notes payable	503	574
Other current liabilities	267	279
TOTAL CURRENT LIABILITIES	784	868
LONG-TERM DEBT	980	1,036
RETIREMENT BENEFITS	601	632
OTHER LIABILITIES	315	305
TOTAL LIABILITIES	2,680	2,841
COMMITMENTS AND CONTINGENCIES (See Note 19)
EQUITY (DEFICIT):
Common stock (June 30, 2016 and September 30, 2015, 99.6 and 98.8 shares issued and 86.8 and 94.6 shares outstanding, respectively)	99	99
Additional paid-in capital	873	865
Accumulated deficit	(715)	(814)
Treasury stock, at cost (June 30, 2016 and September 30, 2015, 12.8 and 4.2 shares, respectively)	(136)	(55)
Accumulated other comprehensive loss	(742)	(766)
Total deficit attributable to Meritor, Inc.	(621)	(671)
Noncontrolling interests	25	25
TOTAL DEFICIT	(596)	(646)
TOTAL LIABILITIES AND DEFICIT	$2,084	$2,195

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Nine Months Ended June 30,
	2016	2015
	(Unaudited)
OPERATING ACTIVITIES
CASH PROVIDED BY OPERATING ACTIVITIES (See Note 9)	$144	$122
INVESTING ACTIVITIES
Capital expenditures	(66)	(45)
Proceeds from sale of property	3	4
Net investing cash flows provided by discontinued operations	4	4
CASH USED FOR INVESTING ACTIVITIES	(59)	(37)
FINANCING ACTIVITIES
Repayment of notes and term loan	(55)	(159)
Proceeds from debt issuance	—	225
Debt issuance costs	—	(4)
Repurchase of common stock	(81)	(30)
Other financing activities	(15)	(7)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(151)	25
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	2	(12)
CHANGE IN CASH AND CASH EQUIVALENTS	(64)	98
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	193	247
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$129	$345

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning balance at September 30, 2015	$99	$865	$(814)	$(55)	$(766)	$(671)	$25	$(646)
Comprehensive income	—	—	99	—	24	123	2	125
Equity based compensation expense	—	8	—	—	—	8	—	8
Repurchase of common stock	—	—	—	(81)	—	(81)	—	(81)
Noncontrolling interest dividend	—	—	—	—	—	—	(2)	(2)
Ending Balance at June 30, 2016	$99	$873	$(715)	$(136)	$(742)	$(621)	$25	$(596)

Beginning balance at September 30, 2014	$97	$918	$(878)	$—	$(749)	$(612)	$27	$(585)
Comprehensive income (loss)	—	—	85	—	(21)	64	1	65
Vesting of restricted stock	2	(2)	—	—	—	—	—	—
Repurchase of convertible notes	—	(48)	—	—	—	(48)	—	(48)
Equity based compensation expense	—	8	—	—	—	8	—	8
Repurchase of common stock	—	—	—	(30)	—	(30)	—	(30)
Noncontrolling interest dividends	—	—	—	—	—	—	(1)	(1)
Ending Balance at June 30, 2015	$99	$876	$(793)	$(30)	$(770)	$(618)	$27	$(591)

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
In the opinion of the company, the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, for the fiscal year ended September 30, 2015, as amended. The condensed consolidated balance sheet data as of September 30, 2015 was derived from audited financial statements but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended June 30, 2016 are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30. The third quarter of fiscal years 2016 and 2015 ended on July 3, 2016 and June 28, 2015, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and June 30 are used consistently throughout this report to represent the fiscal year end and third fiscal quarter end, respectively.
2. Earnings per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted shares, restricted share units, performance share unit awards, and convertible securities, if applicable.
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Basic average common shares outstanding	89.8	96.9	91.2	97.6
Impact of restricted shares, restricted share units and performance share units	2.2	1.8	1.9	2.0
Impact of stock options	—	0.1	—	0.1
Impact of convertible notes	—	1.5	—	1.3
Diluted average common shares outstanding	92.0	100.3	93.1	101.0

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
The actual number of performance share units that will vest depends upon the company’s performance relative to the established M2016 goals for the three-year performance period of October 1, 2013 to September 30, 2016, measured at the end of the performance period. The number of performance share units will depend on meeting the established M2016 goals at the following weights: 50% associated with achieving an Adjusted EBITDA margin target, 25% associated with achieving a net debt including retirement benefit liabilities target, and 25% associated with achieving an incremental booked revenue target. The number of performance share units that vest will be between 0% and 200% of the grant date amount of 1.8 million performance share units including incremental share units that were issued subsequent to the December 1, 2013 grant date. There were 1.9 million and 1.4 million shares related to these performance share units included in the diluted earnings per share calculation for the three and nine months ended June 30, 2016, respectively, as certain payout thresholds were achieved in the third quarter of fiscal year 2016 relative to the Adjusted EBITDA, net debt reduction and incremental booked revenue targets. There were 0.9 million and 0.8 million shares related to these performance share units included in the diluted earnings per share calculation for the three and nine months ended June 30, 2015, respectively, as certain payout thresholds were achieved in the third quarter of fiscal year 2015.
For the three months ended June 30, 2016, the dilutive impact of previously issued restricted shares, restricted share units, and performance share units was 2.2 million, compared to 1.8 million share units for the same period in the prior fiscal year. For the nine months ended June 30, 2016, the dilutive impact of previously issued restricted shares, restricted share units, and performance share units was 1.9 million, compared to 2.0 million share units for the same period in the prior fiscal year. For the three and nine months ended June 30, 2016, compensation cost related to restricted shares, restricted share units, performance share units and stock options was $2 million and $8 million, respectively, compared to $3 million and $8 million, respectively for the three and nine months ended June 30, 2015.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For each of the three- and nine-month period ended June 30, 2016, options to purchase 0.3 million shares of common stock, were excluded in the computation of diluted earnings per share because their exercise price exceeded the average market price for the periods and thus their inclusion would be anti-dilutive.
For the three and nine months ended June 30, 2016 the company’s convertible senior unsecured notes were excluded from the computation of diluted earnings per share, as the company’s average stock price during this period was less than conversion price for the notes. For the three and nine months ended June 30, 2015, 1.5 million and 1.3 million shares, respectively, were included in the computation of diluted earnings per share because the average stock price during this period exceeded the conversion price for the 7.875 percent convertible notes due 2026.
3. New Accounting Standards
Accounting standards to be implemented
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments including accounts receivable. The ASU also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The amendments in this update are required to be adopted by public business entities with fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements.
In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The ASU clarifies the assessment of the likelihood that revenue will be collected from a contract, the guidance for presenting sales taxes and similar taxes, and the timing for measuring customer payments that are not in cash. The ASU also establishes a practical expedient for contract modifications at the transition. The amendments in this update affect the guidance in ASU 2014-09, which is not effective yet. The effective date and the transition requirements for the amendments in ASU 2016-12 are the same as the effective date and transition requirements in ASU 2014-09 as described below. Therefore, the company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2018 in connection with its planned implementation of ASU 2014-09 and is currently evaluating the potential impact of this new guidance on its consolidated financial statements.
In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update). The ASU was issued to remove from the Codification certain SEC staff guidance that the SEC staff stated would be rescinded: Revenue and Expense Recognition for Freight Services in Process; Accounting for Shipping and Handling Fees and Costs; and Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products). The amendments in this update affect the guidance in ASU 2014-09, which is not effective yet. The effective date and the transition requirements for the amendments in ASU 2016-11 are the same as the effective date and transition requirements in ASU 2014-09 as described below. Therefore, the company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2018 in connection with its planned implementation of ASU 2014-09 and is currently evaluating the potential impact of this new guidance on its consolidated financial statements.
In April, 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. The ASU provides guidance regarding the identification of performance and licensing obligations. The amendments in this update affect the guidance in ASU 2014-09, which is not effective yet. The effective date and the transition requirements for the amendments in ASU 2016-10 are the same as the effective date and transition requirements in ASU 2014-09 as described below. Therefore, the company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2018 in connection with its planned implementation of ASU 2014-09 and is currently evaluating the potential impact of this new guidance on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU intends to simplify how share-based payments are accounted for, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is required to be adopted by public business entities in fiscal periods beginning after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted. The company is assessing the potential impact of this new guidance on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, as part of its Simplification Initiative, which updates Income Taxes (Topic 740) guidance to eliminate the requirement for an entity to separate deferred tax liabilities and tax assets between current and noncurrent amounts in a classified balance sheet. Deferred taxes will be presented as noncurrent under the new standard. The guidance is effective for fiscal periods beginning after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted. The company plans to implement this guidance in the fourth quarter of fiscal year 2016. The impact as of June 30, 2016 would be a reclassification between current and non current deferred tax assets of $17 million.

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Discontinued Operations
Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Sales	$—	$—	$—	$1

Loss before income taxes	$(1)	$(2)	$(5)	$(1)
Benefit from income taxes	—	—	1	—
Loss from discontinued operations attributable to Meritor, Inc.	$(1)	$(2)	$(4)	$(1)
Loss from discontinued operations attributable to the company for the three and nine months ended June 30, 2016 and June 30, 2015 was primarily attributable to changes in estimates related to legal costs incurred in connection with previously divested businesses.
Total discontinued operations assets as of June 30, 2016 and September 30, 2015 were $1 million and $4 million, respectively, and total discontinued operations liabilities as of June 30, 2016 and September 30, 2015 were $6 million and $10 million, respectively.
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
A summary of the changes in the carrying value of goodwill by the company’s two reportable segments are presented below (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Total
Beginning balance at September 30, 2015	$239	$163	$402
Foreign currency translation	(8)	(2)	(10)
Balance at June 30, 2016	$231	$161	$392

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Restructuring Costs
Restructuring reserves, primarily related to unpaid employee termination benefits were $11 million at June 30, 2016 and $10 million at September 30, 2015, respectively. The changes in restructuring reserves for the nine months ended June 30, 2016 and 2015 are as follows (in millions):

	Employee Termination Benefits	Plant Shutdown & Other	Total
Beginning balance at September 30, 2015	$10	$—	$10
Activity during the period:
Charges to continuing operations	8	1	9
Cash payments – continuing operations	(8)	—	(8)
Total restructuring reserves at June 30, 2016	10	1	11
Less: non-current restructuring reserves	(2)	—	(2)
Restructuring reserves – current, at June 30, 2016	$8	$1	$9

Balance at September 30, 2014	$11	$—	$11
Activity during the period:
Charges to continuing operations	15	—	15
Cash payments – continuing operations	(10)	—	(10)
Other	(3)	—	(3)
Total restructuring reserves at June 30, 2015	13	—	13
Less: non-current restructuring reserves	(2)	—	(2)
Restructuring reserves – current, at June 30, 2015	$11	$—	$11
2016 Restructuring Costs:
During the first nine months of fiscal year 2016, the company recorded restructuring costs of $9 million, $3 million of which was recorded in the first six months of fiscal year 2016 and was associated with labor reduction programs in both the Commercial Truck & Industrial and Aftermarket & Trailer segments. During the third quarter of fiscal year 2016, the company approved restructuring plans in the North American and European aftermarket businesses.  The company expects to incur approximately $8 million of restructuring costs in the Aftermarket & Trailer segment primarily for severance. A restructuring charge of $5 million was recorded in third quarter of fiscal year 2016.  Restructuring actions associated with these plans are expected to be completed in the first half of fiscal year 2017.
Prior Period Costs:
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
During the third quarter of fiscal year 2015, the company notified approximately 40 hourly and salaried employees in the Commercial Truck & Industrial segment that their positions were being eliminated due to the planned closure of a North America Manufacturing facility. The company recorded $2 million of severance charges during the third quarter of fiscal year 2015. Restructuring actions associated with this plan were completed by the end of fiscal year 2015.
South America Labor Reduction II: During the third quarter of fiscal year 2015, a restructuring plan to further reduce headcount in South America was approved by the local union. This restructuring plan was in response to the then-current economic environment in South America, which was weakening in 2015. With this restructuring plan, the company eliminated approximately 230 hourly and 20 salaried positions and incurred $6 million in employee separation costs in the Commercial Truck & Industrial segment. Restructuring actions associated with this plan were complete by the end of fiscal year 2015.

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

The company has experienced profitability in the U.S. in recent years. Given the historical volatility in the U.S. Class 8 truck market, the company believes that sustaining profitability for a reasonable period of time is necessary before determining that a valuation allowance should be reversed. To the extent positive trends and forecasts of future profitability continue, including the company’s 2017 annual operating plan, management’s conclusion regarding the need for a valuation allowance could change, leading to a reversal of all or a portion of the valuation allowance. A reversal of the company’s valuation allowance could result in a significant benefit to earnings. The company anticipates the potential range of a full reversal to be approximately $500 million to $600 million.

For the three months ended June 30, 2016, the company had approximately $19 million of net pre-tax income compared to $6 million of net pre-tax income in the same period in fiscal year 2015 in tax jurisdictions in which tax expense (benefit) is not recorded.

For the nine months ended June 30, 2016, the company had approximately $47 million of net pre-tax income compared to $42 million of net pre-tax income in the same period in fiscal year 2015 in tax jurisdictions in which tax expense is not recorded. Income arising from these jurisdictions resulted in an adjustment to the valuation allowance, rather than an adjustment to income tax expense.
8. Accounts Receivable Factoring and Securitization
     Off-balance sheet arrangements

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Swedish Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo through one of its Swedish subsidiaries. On June 15, 2016, Meritor extended its Swedish factoring facility with Nordea Bank until October 31, 2016. All other terms of the agreement remain unchanged. Under this arrangement, the company can sell up to, at any point in time, €155 million ($172 million) of eligible trade receivables. The company is working to extend this arrangement before its current maturity date. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €113 million ($125 million) and €108 million ($121 million) of this accounts receivable factoring facility as of June 30, 2016 and September 30, 2015, respectively.
     The above facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through December 2016. The commitment is subject to standard terms and conditions for this type of arrangement.
U.S. Factoring Facility: On February 19, 2016, the company entered into a new Receivables Purchase Agreement with Nordea Bank, replacing a similar agreement that was set to expire February 28, 2016. Under this arrangement, which now terminates on February 19, 2019, the company can sell up to, at any point in time, €80 million ($89 million) of eligible trade receivables from AB Volvo and its U.S. subsidiaries through one of the company's U.S. subsidiaries. The amount of eligible receivables sold may exceed Nordea Bank’s commitment at Nordea Bank’s discretion. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €47 million ($53 million) and €74 million ($83 million) of this accounts receivable factoring facility as of June 30, 2016 and September 30, 2015, respectively.
     United Kingdom Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. Under this arrangement, which expires in February 2018, the company can sell up to, at any point in time, €25 million ($28 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €8 million ($8 million) and €8 million ($8 million) of this accounts receivable factoring facility as of June 30, 2016 and September 30, 2015, respectively. The agreement is subject to standard terms and conditions for these types of arrangements, including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
     Italy Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement, which expires in June 2017, the company can sell up to, at any point in time, €30 million ($33 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €20 million ($22 million) and €22 million ($24 million) of this accounts receivable factoring facility as of June 30, 2016 and September 30, 2015, respectively. The agreement is subject to standard terms and conditions for these types of arrangements, including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
     In addition to the above facilities, a number of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the condensed consolidated balance sheet. The amount of factored receivables excluded from accounts receivable under these arrangements was $14 million and $18 million at June 30, 2016 and September 30, 2015, respectively.
     Total costs associated with all of the off-balance sheet arrangements described above were $2 million and $1 million in the three months ended June 30, 2016 and 2015, respectively, and $6 million and $4 million in the nine months ended June 30, 2016 and 2015, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     On-balance sheet arrangements
The company has a $100 million U.S. accounts receivables securitization facility. On December 4, 2015, the company entered into an amendment which extends the facility expiration date to December 4, 2018. The maximum permitted priority-debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company’s U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the condensed consolidated balance sheet. At June 30, 2016 and September 30, 2015, no amounts, including letters of credit, were outstanding under this program. This securitization program contains a cross default to the revolving credit facility. At certain times during any given month, the company may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, the company would then typically utilize the cash received from customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, the company may borrow under this program, amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
9. Operating Cash Flow
The reconciliation of net income to cash flows provided by operating activities is as follows (in millions):

	Nine Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$101	$87
Less: Loss from discontinued operations, net of tax	(4)	(1)
Income from continuing operations	105	88
Adjustments to income from continuing operations to arrive at cash provided by operating activities:
Depreciation and amortization	48	49
Restructuring costs	9	15
Loss on debt extinguishment	—	20
Gain on sale of property	(2)	(3)
Equity in earnings of affiliates	(26)	(28)
Pension and retiree medical expense	15	20
Other adjustments to income from continuing operations	7	8
Dividends received from equity method investments	29	26
Pension and retiree medical contributions	(32)	(36)
Restructuring payments	(8)	(10)
Changes in off-balance sheet accounts receivable factoring	(30)	94
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations	31	(111)
Operating cash flows provided by continuing operations	146	132
Operating cash flows used for discontinued operations	(2)	(10)
CASH PROVIDED BY OPERATING ACTIVITIES	$144	$122

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	June 30, 2016	September 30, 2015
Finished goods	$132	$133
Work in process	30	28
Raw materials, parts and supplies	173	177
Total	$335	$338
11. Other Current Assets
     Other current assets are summarized as follows (in millions):

	June 30, 2016	September 30, 2015
Current deferred income tax assets	$19	$20
Asbestos-related recoveries (see Note 19)	13	13
Prepaid and other	21	17
Other current assets	$53	$50
12. Net Property
     Net property is summarized as follows (in millions):

	June 30, 2016	September 30, 2015
Property at cost:
Land and land improvements	$30	$31
Buildings	218	214
Machinery and equipment	842	864
Company-owned tooling	116	116
Construction in progress	63	62
Total	1,269	1,287
Less: accumulated depreciation	(841)	(868)
Net property	$428	$419

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Other Assets
     Other assets are summarized as follows (in millions):

	June 30, 2016	September 30, 2015
Investments in non-consolidated joint ventures	$98	$96
Asbestos-related recoveries (see Note 19)	35	42
Unamortized revolver debt issuance costs	8	10
Capitalized software costs, net	27	28
Non-current deferred income tax assets, net	26	28
Assets for uncertain tax positions	3	3
Prepaid pension costs	112	110
Other	16	15
Other assets	$325	$332
In accordance with FASB ASC Topic 350-40, costs relating to internally developed or purchased software in the preliminary project stage and the post-implementation stage are expensed as incurred. Costs in the application development stage that meet the criteria for capitalization are capitalized and amortized using the straight-line basis over the estimated economic useful life of the software.
The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At June 30, 2016 and September 30, 2015, the company’s investment in the joint venture was $43 million and $42 million, respectively.
14. Other Current Liabilities
     Other current liabilities are summarized as follows (in millions):

	June 30, 2016	September 30, 2015
Compensation and benefits	$110	$122
Income taxes	10	9
Taxes other than income taxes	22	23
Accrued interest	15	14
Product warranties	18	22
Environmental reserves (see Note 19)	8	9
Restructuring (see Note 6)	9	7
Asbestos-related liabilities (see Note 19)	17	17
Indemnity obligations (see Note 19)	2	2
Other	56	54
Other current liabilities	$267	$279
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in product warranties is as follows (in millions):

	Nine Months Ended June 30,
	2016	2015
Total product warranties – beginning of period	$48	$51
Accruals for product warranties	11	11
Payments	(13)	(13)
Change in estimates and other	(1)	1
Total product warranties – end of period	45	50
Less: Non-current product warranties	(27)	(27)
Product warranties – current	$18	$23
15. Other Liabilities
Other liabilities are summarized as follows (in millions):

	June 30, 2016	September 30, 2015
Asbestos-related liabilities (see Note 19)	$121	$109
Restructuring (see Note 6)	2	3
Non-current deferred income tax liabilities	101	99
Liabilities for uncertain tax positions	14	15
Product warranties (see Note 14)	27	26
Environmental (see Note 19)	6	8
Indemnity obligations (see Note 19)	12	13
Other	32	32
Other liabilities	$315	$305
16. Long-Term Debt
     Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	June 30, 2016	September 30, 2015
4.625 percent convertible notes due 2026 (1)	$—	$55
4.0 percent convertible notes due 2027(2)(4)	142	142
7.875 percent convertible notes due 2026(2)(5)	129	127
6.75 percent notes due 2021(3)(6)	271	270
6.25 percent notes due 2024(3)(7)	442	442
Capital lease obligation	17	17
Export financing arrangements and other	9	18
Unamortized discount on convertible notes	(16)	(20)
Subtotal	994	1,051
Less: current maturities	(14)	(15)
Long-term debt	$980	$1,036
(1) The 4.625 percent convertible notes contained a put and call feature, which allowed for earlier redemption beginning in 2016. As of June 30, 2016, all of these notes were redeemed.
(2) The 4.0 percent and 7.875 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2019 and 2020, respectively.
(3) The 6.75 percent and 6.25 percent notes contain a call option, which allows for early redemption.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) The 4.0 percent convertible notes due 2027 are presented net of $1 million unamortized issuance costs as of June 30, 2016 and September 30, 2015.
(5) The 7.875 percent convertible notes due 2026 are presented net of $2 million and $3 million unamortized issuance costs as of June 30, 2016 and September 30, 2015, respectively, and $9 million and $10 million original issuance discount as of June 30, 2016 and September 30, 2015.
(6) The 6.75 percent notes due 2021 are presented net of $4 million and $5 million unamortized issuance costs as of June 30, 2016 and September 30, 2015.
(7) The 6.25 percent notes due 2024 are presented net of $8 million unamortized issuance costs as of June 30, 2016 and September 30, 2015.

Revolving Credit Facility
On June 2, 2016, the company entered into a third amendment of its senior secured revolving credit facility. The amendment increased the 2019 revolving loan commitment to $466 million, permits the company to execute certain internal restructuring plans, including the release of certain guarantors when required by such plans, and reset covenant basket amounts. Pricing and maturity dates remain unchanged. Subsequent to the amendment, a certain lender converted its $20 million 2017 revolving loan commitment to a 2019 revolving loan commitment and is now subject to the terms of a 2019 lender. Pursuant to the revolving credit agreement, the company now has a $506 million revolving credit facility, $20 million of which matures in April 2017 for banks not electing to extend their commitments under the revolving credit facility, and $486 million of which matures in February 2019.
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
The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At June 30, 2016, the revolving credit facility was collateralized by approximately $623 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company’s current corporate credit rating. At June 30, 2016, the margin over LIBOR rate was 325 basis points, and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 225 basis points.
Certain of the company’s subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly held notes outstanding under the company’s indentures (see Note 22).
No borrowings were outstanding under the revolving credit facility at June 30, 2016 and September 30, 2015. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At June 30, 2016 and September 30, 2015, there were no letters of credit outstanding under the revolving credit facility.

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

from the sale of the Initial 2024 Notes were $225 million and, together with cash on hand, were primarily used to repurchase $250 million principal amount of the company’s previously outstanding 10.625 percent notes due 2018.
On June 11, 2015, the company completed a public offering of an additional $225 million aggregate principal amount of 6.25 percent notes due 2024 (the "Additional 2024 Notes"), in an underwritten public offering pursuant to the company's December 2014 shelf registration statement. The proceeds from the sale of the Additional 2024 Notes were used to replenish available cash used to pay $179 million, including premium and fees, to repurchase $110 million principal amount at maturity of the company's 7.875 percent convertible notes due 2026. The company used the remaining net proceeds, along with cash on hand, to purchase annuities to satisfy its obligations under the company's Canadian and German pension plans. The Additional 2024 Notes constitute a further issuance of, and are fungible with, the $225 million aggregate principal amount of Initial 2024 Notes that the company issued on February 13, 2014 and form a single series with the Initial 2024 Notes (collectively, the "2024 Notes"). The Additional 2024 Notes have terms identical to the Initial 2024 Notes, other than issue date and offering price, and have the same CUSIP number as the Initial 2024 Notes. Upon completion of the offering, the aggregate principal amount of outstanding notes of this series was $450 million.
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

Repurchase of Debt Securities
In fiscal year 2015, the company repurchased $110 million principal amount at maturity of the company's 7.875 percent convertible notes, of which $85 million were repurchased at a premium equal to approximately 64 percent of their principal amount in the third quarter of 2015, and $25 million were purchased at a premium equal to approximately 58 percent of their principal amount in the fourth quarter of 2015. The 7.875 percent convertible notes contain a conversion to equity feature which can be settled in cash upon conversion. Accordingly, the liability and equity components are required to be separately accounted for upon

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

recognition. Subsequently, upon derecognition of the convertible notes, the total cash consideration paid by the company is required to be allocated between the extinguishment of the liability component and the reacquisition of the equity component. Of the fiscal year 2015 total cash consideration of $179 million paid, $121 million and $58 million were allocated between the liability and equity components, respectively. The repurchase of $110 million principal amount at maturity of the company's 7.875 percent convertible notes was accounted for as an extinguishment of debt, and accordingly, the company recognized a net loss on debt extinguishment of $24 million, which consisted of $14 million of unamortized discount and deferred issuance costs and $10 million of premium. The net loss on debt extinguishment is included in Interest expense, net in the consolidated statement of operations. The repurchases were made under the company's 2026 convertible notes repurchase authorization.
As of June 30, 2015, the company had repurchased $19 million principal amount of the company's 4.0 percent convertible notes due 2027. In the third quarter of fiscal year 2015, $4 million of the notes were repurchased at a premium equal to approximately 5 percent of their principal amount. In the second quarter of fiscal year 2015, $15 million of the notes were repurchased at a premium equal to approximately 6 percent of their principal amount. The repurchases of the $19 million principal amount of the company's 4.0 percent convertible notes due 2027 was accounted for as an extinguishment of debt, and accordingly, the company recognized a net loss on debt extinguishment of $1 million. The net loss on debt extinguishment is included in interest expense, net in the consolidated statement of operations. The repurchase was made under the company's equity and equity-linked repurchase authorizations (see Note 20).
On March 1, 2016, substantially all of the $55 million of principal amount 4.625 percent convertible notes were repurchased at 100 percent of the face value of the notes. On April 15, 2016, the remaining 4.625 percent convertible notes were repurchased. As of June 30, 2016 none of the 4.625 percent convertible notes remain outstanding. The repurchases were made under the company's equity and equity linked repurchase authorizations (see Note 20). The repurchase program under these authorizations was substantially complete as of June 30, 2016.

Capital Leases
On March 20, 2012, the company entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, the company can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, the company can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. The company had $7 million and $10 million outstanding under this capital lease arrangement as of June 30, 2016 and September 30, 2015, respectively. In addition, the company had another $10 million and $7 million outstanding through other capital lease arrangements at June 30, 2016 and September 30, 2015, respectively.

Letter of Credit Facilities
On February 21, 2014, the company entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, the company had the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million through December 19, 2015. From December 20, 2015 through March 19, 2019, the aggregate availability is $25 million. This facility contains covenants and events of default generally similar to those existing in the company’s public debt indentures. There were $22 million and $24 million of letters of credit outstanding under this facility at June 30, 2016 and September 30, 2015, respectively. The company had another $5 million and $6 million of letters of credit outstanding through other letter of credit facilities at June 30, 2016 and September 30, 2015, respectively.

Export Financing Arrangements
The company entered into a number of export financing arrangements through its Brazilian subsidiary during fiscal year 2014.  The export financing arrangements are issued under an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs. The arrangements bear interest at 5.5 percent and have maturity dates in 2016 and 2017. There was $9 million and $18 million outstanding under these arrangements at June 30, 2016 and September 30, 2015, respectively.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million per bank. As of June 30, 2016 and September 30, 2015, the company had $9 million and $13 million, respectively, outstanding under this program at more than one bank.
17. Financial Instruments
Fair values of financial instruments are summarized as follows (in millions):

	June 30, 2016		September 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$129	$129	$193	$193
Short-term debt	14	14	15	15
Long-term debt	980	947	1,036	1,123
Foreign exchange forward contracts (asset)	—	—	1	1
Foreign exchange forward contracts (liability)	1	1	3	3
Short-term foreign currency option contracts (asset)	—	—	1	1
Long-term foreign currency option contracts (asset)	—	—	1	1

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	June 30, 2016			September 30, 2015
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Asset
Foreign exchange forward contract	1	(1)	—	1	—	1
Derivative Liabilities
Foreign exchange forward contract	2	(1)	1	3	—	3
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair value of financial instruments by the valuation hierarchy at June 30, 2016 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$129	$—	$—
Short-term debt	—	—	14
Long-term debt	—	935	12
Foreign exchange forward contracts (liability)	—	1	—
Fair value of financial instruments by the valuation hierarchy at September 30, 2015 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$193	$—	$—
Short-term debt	—	—	15
Long-term debt	—	1,102	21
Foreign exchange forward contracts (asset)	—	1	—
Foreign exchange forward contracts (liability)	—	3	—
Short-term foreign currency option contracts (asset)	—	—	1
Long-term foreign currency option contracts (asset)	—	—	1
The tables below provide a reconciliation of changes in fair value of the Level 3 financial assets and liabilities measured at fair value in the condensed consolidated balance sheet for the three and nine months ended June 30, 2016 and 2015, respectively. No transfers of assets between any of the Levels occurred during these periods.

Three months ended June 30, 2016 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of March 31, 2016	$—	$—	$—
Total unrealized gains (losses):
Included in other income	—	—	—
Transfer in and / or out of Level 3 (1)	—	—	—
Fair Value as of June 30, 2016	$—	$—	$—

Three months ended June 30, 2015 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of March 31, 2015	$2	$2	$4
Total unrealized gains (losses):
Included in cost of sales	(1)	—	(1)
Total realized gains (losses):
Included in other income	(1)	—	(1)
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	—	(1)	(1)
Fair Value as of June 30, 2015	$—	$1	$1

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nine months ended June 30, 2016 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2015	$1	$1	$2
Total unrealized gains (losses):
Included in other income	(2)	—	$(2)
Included in cost of sales	—	(1)	(1)
Purchases, issuances, sales and settlements:
Purchases	1	—	$1
Transfer in and / or out of Level 3 (1)	—	—	—
Fair Value as of June 30, 2016	$—	$—	$—

Nine months ended June 30, 2015 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2014	$2	$1	$3
Total unrealized gains (losses):
Included in cost of sales	(1)	—	(1)
Total realized gains (losses):
Included in other income	2	—	2
Included in cost of sales	3	—	3
Purchases, issuances, sales and settlements:
Purchases	5	—	5
Settlements	(10)	(1)	(11)
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	(1)	1	—
Fair Value as of June 30, 2015	$—	$1	$1
(1) Transfers as of the last day of the reporting period.
Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents at June 30, 2016 or September 30, 2015.
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
Foreign currency option contracts — The company uses option contracts to mitigate foreign currency exposure on expected future Indian rupee denominated purchases. The contracts were entered into during the third quarter of fiscal year 2014 with effective dates from the start of fiscal year 2015 through the end of fiscal year 2017. In the second quarter of fiscal year 2015, the company monetized its outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2017. The fair value of the foreign currency option contracts is based on a third-party proprietary model, which incorporates inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates, and time utilizing market instruments with similar

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

quality and maturity characteristics. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations. In the first nine months of fiscal year 2016, net unrealized losses totaled $1 million, substantially all of which occurred during the first quarter of fiscal year 2016.
From time to time, the company will hedge against its foreign currency exposure related to translations to U.S. dollars of financial results denominated in foreign currencies. In the first quarter of fiscal year 2015, the company entered into a series of foreign currency option contracts with a total notional amount of $48 million to reduce volatility in the translation of Brazilian real earnings to U.S. dollars. These foreign currency option contracts did not qualify for a hedge accounting election but were expected to mitigate foreign currency translation exposure of Brazilian real earnings to U.S. dollars. In the second quarter of fiscal year 2015, the company monetized these outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2015. In the third and fourth quarters of fiscal year 2015, the company monetized these outstanding foreign currency option contracts. As of June 30, 2016 and September 30, 2015, there were no Brazilian real foreign currency option contracts outstanding.

Also, in the fourth quarter of fiscal year 2015, the company entered into a series of foreign currency contracts with total notional amounts of $30 million and $27 million to mitigate the risk of volatility in the translation of Swedish krona and euro earnings to U.S. dollars, respectively. During the first quarter of fiscal year 2016, the company entered into additional foreign currency contracts with total notional amounts of $19 million and $21 million to mitigate the risk of volatility in the translation of the Swedish krona and euro earnings to U.S. dollars, respectively. These foreign currency option contracts do not qualify for a hedge accounting election but are expected to mitigate foreign currency translation exposure of Swedish krona and euro earnings to U.S. dollars during fiscal year 2016. For the three and nine months ended June 30, 2016, net unrealized losses totaled $2 million. The fair value of the foreign currency option contracts is based on a third-party proprietary model, which incorporates inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates, and time utilizing market instruments with similar quality and maturity characteristics. Changes in fair value associated with these contracts are recorded in the consolidated statement of operations in other income, net.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18. Retirement Benefit Liabilities
     Retirement benefit liabilities consisted of the following (in millions):

	June 30, 2016	September 30, 2015
Retiree medical liability	$424	$438
Pension liability	202	219
Other	14	14
Subtotal	640	671
Less: current portion (included in compensation and benefits, Note 14)	(39)	(39)
Retirement benefits	$601	$632
The components of net periodic pension and retiree medical expense included in Selling, general and administrative expenses for the three months ended June 30 are as follows (in millions):

	2016		2015
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$—	$—	$1	$—
Interest cost	16	4	17	5
Assumed return on plan assets	(24)	—	(28)	—
Amortization of prior service costs	—	—	—	(1)
Recognized actuarial loss	6	3	6	6
Total expense (income)	$(2)	$7	$(4)	$10

The components of net periodic pension and retiree medical expense included in Selling, general and administrative expenses for the nine months ended June 30 are as follows (in millions):

	2016		2015
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$—	$—	$1	$—
Interest cost	49	13	53	15
Assumed return on plan assets	(74)	—	(84)	—
Amortization of prior service costs	—	—	—	(1)
Recognized actuarial loss	18	9	20	16
Total expense (income)	$(7)	$22	$(10)	$30

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
     The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at June 30, 2016 to be approximately $17 million, of which $2 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.
     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at June 30, 2016 to be approximately $31 million, of which $12 million is probable and recorded as a liability.
     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 0.5 to 2.5 percent and is approximately $8 million at June 30, 2016. The undiscounted estimate of these costs is approximately $8 million.
     The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning balance at September 30, 2015	$2	$14	$16
Payments and other	—	(2)	(2)
Accruals	—	—	—
Balance at June 30, 2016	$2	$12	$14
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
Maremont had approximately 5,800 and 5,600 pending asbestos-related claims at June 30, 2016 and September 30, 2015, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, the total number of claims filed is not necessarily the most meaningful factor in determining Maremont’s asbestos-related liability.
     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	June 30, 2016	September 30, 2015
Pending and future claims	$71	$71
Billed but unpaid claims	2	3
Asbestos-related liabilities	$73	$74
Asbestos-related insurance recoveries	$34	$41
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
     As of September 30, 2015, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Maremont’s obligation for asbestos personal injury claims over the next ten years of $71 million to $100 million. Management recognized a liability of $71 million as of each of June 30, 2016 and September 30, 2015 for pending and future claims over the next ten years. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Historically, Maremont has recognized incremental insurance receivables associated with recoveries expected for asbestos-related liabilities as the estimate of asbestos-related liabilities for pending and future claims changes. However, Maremont currently expects that its settled insurance coverage will not be sufficient to fully offset its expected asbestos-related liabilities through the end of the ten-year forecasted liability period.
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
Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The insurance receivable related to asbestos-related liabilities is $34 million and $41 million as of June 30, 2016 and September 30, 2015, respectively. The receivable is for coverage provided by one insurance carrier based on a coverage in place agreement. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next ten years. The difference between the estimated liability and insurance receivable is primarily related to exhaustion of settled insurance coverage within the forecasted period and proceeds from settled insurance policies. Amounts received from insurance settlements generally reduce recorded insurance receivables.
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
     Rockwell International (“Rockwell”) — ArvinMeritor, Inc. (“AM”), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. Rockwell had approximately 3,200 and 3,000 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at June 30, 2016 and September 30, 2015, respectively.
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
     The Rockwell legacy asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	June 30, 2016	September 30, 2015
Pending and future claims	$55	$55
Billed but unpaid claims	2	3
Asbestos-related liabilities	$57	$58
Asbestos-related insurance recoveries	$14	$14
Pending and Future Claims: The company has engaged Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Bates White prepares these cost estimates annually in September. As of September 30, 2015, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Rockwell’s

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

obligation for asbestos personal injury claims over the next ten years of $55 million to $74 million. Management recognized a liability for the pending and future claims over the next ten years of $55 million as of each of June 30, 2016 and September 30, 2015. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.
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
Recoveries: The insurance receivable related to asbestos-related liabilities was $14 million as of each of June 30, 2016 and September 30, 2015. Included in these amounts are insurance receivables of $9 million as of each of June 30, 2016 and September 30, 2015 that are associated with policies in dispute. Rockwell has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against certain of these carriers to enforce the insurance policies, which are in various stages of the litigation process. The company expects to recover some portion of the defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. The amounts recognized for policies in dispute are based on consultation with advisors, status of settlement negotiations with certain insurers and underlying analysis performed by management. The remaining receivable recognized is related to coverage provided by one carrier based on a coverage-in-place insurance arrangement. If the assumptions with respect to the estimation period, the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell's asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations. During the third quarter of fiscal year 2016, the company reached a settlement, relating to certain proofs of claim filed by the company under certain insurance policies, with an insolvent insurer for $5.5 million (the "allowed claim"). On June 17, 2016, the company entered into an assignment of claim (“Assignment”) with Macquarie Bank to assign the allowed claim the company had against the insolvent insurer. The Assignment was approved by the liquidator, which resulted in the company receiving $3 million in the third quarter of fiscal year 2016.
Indemnifications
The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration.
In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At June 30, 2016 and September 30, 2015, the remaining estimated liability for this matter was approximately $12 million and $13 million, respectively.
   In connection with the sale of its interest in MSSC in October 2009, the company provided certain indemnities to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. At June 30, 2016 and September 30, 2015, the company's exposure was approximately $1 million and $2 million, respectively, which is included in other liabilities in the condensed consolidated balance sheet.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The company is not aware of any other claims or other information that would give rise to material payments under such indemnifications.
Other
The company identified certain sales transactions for which value added tax was potentially required to be remitted to certain tax jurisdictions for tax years 2009 through 2015. At June 30, 2016 and September 30, 2015, the company’s estimate of the probable liability was $10 million.

On June 24, 2014, the company filed a complaint in the Circuit Court for Oakland County Michigan against a supplier alleging that certain bearings supplied by the supplier for TL Trailer Axles were faulty, and as a result, the company suffered product liability damages and expenses with respect to vehicle recalls. On May 13, 2016, the company entered into a settlement agreement with the supplier pursuant to which the company received approximately $6 million in the third quarter of fiscal year 2016. The settlement does not relieve the company of its current liability for past or future claims related to TL Axles. The company has the right to seek future indemnification from the supplier with respect to any currently unasserted claims.

In March 2016, the company was served with a complaint filed against the company and other defendants in the United States District Court for the Eastern District of Michigan. The complaint is a proposed class action and alleges that the company violated federal and state antitrust and other laws in connection with a former business of the company’s that manufactured and sold exhaust systems for automobiles. The alleged class is comprised of persons and entities that purchased or leased a passenger vehicle during a specified time period. In April, the Company was served with a virtually identical suit also naming the company as a defendant on behalf of a purported class of automobile dealers. The company is reviewing the complaints and developing its response and intends to vigorously defend the claims. At this point, the company cannot estimate the ultimate impact on the company, and there can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity.

In April 2016, the company was served with several complaints filed against the company and other defendants in the United States District Court for the Northern District of Mississippi. The complaints were amended in July 2016. These complaints allege damages, including diminution of property value, concealment/fraud and emotional distress resulting from alleged environmental pollution in and around a neighborhood in Grenada, Mississippi. Rockwell owned and operated a facility near the neighborhood from 1965 to 1985. The company filed answers to the complaints in July 2016. The company intends to vigorously defend the claims. The ultimate outcome of this litigation, and consequently, an estimate of the possible loss, if any, related to this litigation, cannot reasonably be determined at this time and no assurance can be given that the ultimate outcome would not materially adversely affect the company.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

20. Shareowners' Equity
Equity and Equity-Linked Repurchase Authorizations
   In June 2014, the company’s Board of Directors authorized the repurchase of up to $210 million of its equity and equity-linked securities (including convertible debt securities), subject to the achievement of its M2016 net debt reduction target and compliance with legal and regulatory requirements and its debt covenants. In September 2014, the company’s Board authorized the repurchase of up to $40 million of its equity or equity-linked securities (including convertible debt securities) under the $210 million authorization that may be made annually without regard to achievement of the M2016 net debt reduction target. These authorizations had no stated expiration. During the nine months ended June 30, 2016, the company repurchased 8.6 million shares of common stock for $81 million (including commission costs) pursuant to these authorizations. As of June 30, 2016, the company has repurchased 12.8 million shares of common stock for $136 million (including commission costs), $19 million principal amount of its 4.0 percent convertible notes due 2027, and all of the $55 million principal amount of its 4.625 percent convertible notes due 2026 pursuant to the equity and equity-linked repurchase authorizations. This repurchase program was substantially complete as of June 30, 2016.
In January 2015, the Offering Committee of the company’s Board of Directors approved a repurchase program for up to $150 million aggregate principal amount of any of its public debt securities (including convertible debt securities) from time to time through open market purchases or privately negotiated transactions or otherwise, until September 30, 2016, subject to compliance with legal and regulatory requirements and the company's debt covenants. This repurchase program was in addition to the equity and equity-linked repurchase authorizations described above. The amount remaining available for repurchases under this program was $150 million as of June 30, 2016 and September 30, 2015.

On July 21, 2016, the Board of Directors authorized the repurchase of up to $150 million aggregate principal amount of any of the company’s public debt securities (including convertible debt securities) and up to $100 million of the company’s common stock (see Note 23 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report).

Accumulated Other Comprehensive Loss (“AOCL”)
The components of AOCL and the changes in AOCL by components, net of tax, for three months ended June 30, 2016 and 2015 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at March 31, 2016	$(50)	$(687)	$(5)	$(742)
Other comprehensive income (loss) before reclassification	(10)	(2)	3	(9)
Amounts reclassified from accumulated other comprehensive loss - net of tax	—	9	—	9
Net current-period other comprehensive income (loss)	$(10)	$7	$3	$—
Balance at June 30, 2016	$(60)	$(680)	$(2)	$(742)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Actuarial losses	9	(a)
	9	Total before tax
	—	Tax (benefit) expense
Total reclassifications for the period	$9	Net of tax
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 18 for additional details).

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at March 31, 2015	$(25)	$(766)	$(2)	$(793)
Other comprehensive income before reclassification	13	1	(2)	12
Amounts reclassified from accumulated other comprehensive loss - net of tax	—	11	—	11
Net current-period other comprehensive income	$13	$12	$(2)	$23
Balance at June 30, 2015	$(12)	$(754)	$(4)	$(770)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(1)	(b)
Actuarial losses	12	(b)
	11	Total before tax
	—	Tax expense
Total reclassifications for the period	11	Net of tax

(b) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 18 for additional details).

The components of AOCL and the changes in AOCL by components, net of tax, for nine months ended June 30, 2016 and 2015 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at September 30, 2015	$(54)	$(705)	$(7)	(766)
Other comprehensive income (loss) before reclassification	(6)	(2)	5	(3)
Amounts reclassified from accumulated other comprehensive loss - net of tax	—	27	—	27
Net current-period other comprehensive income (loss)	$(6)	$25	$5	$24
Balance at June 30, 2016	$(60)	$(680)	$(2)	$(742)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Actuarial losses	27	(a)
	27	Total before tax
	—	Tax (benefit) expense
Total reclassifications for the period	$27	Net of tax
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 18 for additional details).

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at September 30, 2014	$41	$(789)	$(1)	$(749)
Other comprehensive income before reclassification	(54)	—	(3)	(57)
Amounts reclassified from accumulated other comprehensive loss - net of tax	1	35	—	36
Net current-period other comprehensive income	$(53)	$35	$(3)	$(21)
Balance at June 30, 2015	$(12)	$(754)	$(4)	$(770)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(1)	(b)
Actuarial losses	36	(b)
	35	Total before tax
	—	Tax expense
	35	Net of tax

Foreign Currency Translation Related Adjustment
Other reclassification adjustment	$1
	1	Total before tax
	—	Tax expense
	1	Net of tax

Total reclassifications for the period	$36	Net of tax

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
      The company has two reportable segments at June 30, 2016, as follows:

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     Segment information is summarized as follows (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Eliminations	Total
Three Months Ended June 30, 2016
External Sales	$623	$218	$—	$841
Intersegment Sales	17	9	(26)	—
Total Sales	$640	$227	$(26)	$841
Three Months Ended June 30, 2015
External Sales	$682	$227	$—	$909
Intersegment Sales	23	6	(29)	—
Total Sales	$705	$233	$(29)	$909

	Commercial Truck & Industrial	Aftermarket & Trailer	Eliminations	Total
Nine Months Ended June 30, 2016
External Sales	$1,846	$625	$—	$2,471
Intersegment Sales	58	23	(81)	—
Total Sales	$1,904	$648	$(81)	$2,471
Nine months ended June 30, 2015
External Sales	$2,020	$632	$—	$2,652
Intersegment Sales	69	21	(90)	—
Total Sales	$2,089	$653	$(90)	$2,652

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Segment EBITDA:
Commercial Truck & Industrial	$61	$58	$169	$171
Aftermarket & Trailer	38	31	86	86
Segment EBITDA	99	89	255	257
Unallocated legacy and corporate costs, net (1)	(3)	(2)	(2)	(4)
Interest expense, net	(20)	(38)	(63)	(78)
Provision for income taxes	(8)	(6)	(22)	(19)
Depreciation and amortization	(17)	(17)	(48)	(49)
Noncontrolling interests	(1)	(1)	(2)	(2)
Loss on sale of receivables	(2)	(1)	(6)	(4)
Restructuring costs	(6)	(9)	(9)	(15)
Income from continuing operations attributable to Meritor, Inc.	$42	$15	$103	$86

(1)
Unallocated legacy and corporate costs, net represents items that are not directly related to the company's business segments. These costs primarily include asbestos-related charges and settlements, pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability.

Segment Assets:	June 30, 2016	September 30, 2015
Commercial Truck & Industrial	$1,488	$1,569
Aftermarket & Trailer	444	448
Total segment assets	1,932	2,017
Corporate (1)	374	434
Less: Accounts receivable sold under off-balance sheet factoring programs(2)	(222)	(256)
Total assets	$2,084	$2,195

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(2)
At June 30, 2016 and September 30, 2015, segment assets include $222 million and $256 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 8). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

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
Schedule I of Rule 5-04 of Regulation S-X requires that condensed financial information of the registrant ("Parent") on a stand alone basis be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. Certain subsidiaries in China, India and Brazil are restricted by law from transfer of cash by dividends, loans, or advances to Parent, which exceeded 25 percent of consolidated net assets of Parent as of September 30, 2015. As of June 30, 2016, the company's proportionate share of net assets restricted from transfer by law was $29 million.

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended June 30, 2016
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$410	$431	$—	$841
Subsidiaries	—	30	14	(44)	—
Total sales	—	440	445	(44)	841
Cost of sales	(14)	(361)	(383)	44	(714)
GROSS MARGIN	(14)	79	62	—	127
Selling, general and administrative	(23)	(20)	(16)	—	(59)
Restructuring costs	—	(3)	(3)	—	(6)
Other operating income (expense), net	—	—	—	—	—
OPERATING INCOME (LOSS)	(37)	56	43	—	62
Other income (expense), net	8	(48)	40	—	—
Equity in earnings of affiliates	—	8	1	—	9
Interest income (expense), net	(29)	8	1	—	(20)
INCOME (LOSS) BEFORE INCOME TAXES	(58)	24	85	—	51
Provision for income taxes	(1)	—	(7)	—	(8)
Equity income (loss) from continuing operations of subsidiaries	101	74	—	(175)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	42	98	78	(175)	43
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	—	—	—	(1)
NET INCOME (LOSS)	41	98	78	(175)	42
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$41	$98	$77	$(175)	$41

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30, 2016
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income (loss)	$41	$98	$78	$(175)	$42
Other comprehensive income (loss)	—	44	(50)	6	—
Total comprehensive income (loss)	41	142	28	(169)	42
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to Meritor, Inc.	$41	$142	$27	$(169)	$41

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2016
	Parent		Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—		$1,247	$1,224	$—	$2,471
Subsidiaries	—		85	46	(131)	—
Total sales	—		1,332	1,270	(131)	2,471
Cost of sales	(40)	—	(1,107)	(1,103)	131	(2,119)
GROSS MARGIN	(40)		225	167	—	352
Selling, general and administrative	(62)		(62)	(51)	—	(175)
Restructuring costs	—		(4)	(5)	—	(9)
Other operating income (expense), net	(3)		—	—	—	(3)
OPERATING INCOME (LOSS)	(105)		159	111	—	165
Other income (loss), net	42		(57)	14	—	(1)
Equity in earnings of affiliates	—		24	2	—	26
Interest income (expense), net	(88)		23	2	—	(63)
INCOME (LOSS) BEFORE INCOME TAXES	(151)		149	129	—	127
Provision for income taxes	(1)		—	(21)	—	(22)
Equity income from continuing operations of subsidiaries	255		95	—	(350)	—
INCOME FROM CONTINUING OPERATIONS	103		244	108	(350)	105
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(4)		(5)	(4)	9	(4)
Net income	99		239	104	(341)	101
Less: Net income attributable to noncontrolling interests	—		—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$99		$239	$102	$(341)	$99

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2016
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$99	$239	$104	$(341)	$101
Other comprehensive income (loss)	24	56	(52)	(4)	24
Total comprehensive income	123	295	52	(345)	125
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive income attributable to Meritor, Inc.	$123	$295	$50	$(345)	$123

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	June 30, 2016
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$35	$3	$91	$—	$129
Receivables trade and other, net	1	22	399	—	422
Inventories	—	148	187	—	335
Other current assets	4	21	28	—	53
TOTAL CURRENT ASSETS	40	194	705	—	939
NET PROPERTY	19	189	220	—	428
GOODWILL	—	219	173	—	392
OTHER ASSETS	56	127	142	—	325
INVESTMENTS IN SUBSIDIARIES	2,471	747	—	(3,218)	—
TOTAL ASSETS	$2,586	$1,476	$1,240	$(3,218)	$2,084
CURRENT LIABILITIES:
Short-term debt	$1	$3	$10	$—	$14
Accounts and notes payable	41	172	290	—	503
Other current liabilities	94	62	111	—	267
TOTAL CURRENT LIABILITIES	136	237	411	—	784
LONG-TERM DEBT	969	4	7	—	980
RETIREMENT BENEFITS	573	—	28	—	601
INTERCOMPANY PAYABLE (RECEIVABLE)	1,497	(1,674)	177	—	—
OTHER LIABILITIES	32	238	45	—	315
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(621)	2,671	547	(3,218)	(621)
NONCONTROLLING INTERESTS	—	—	25	—	25
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,586	$1,476	$1,240	$(3,218)	$2,084

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2016
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$124	$25	$(5)	$—	$144
INVESTING ACTIVITIES
Capital expenditures	(16)	(29)	(21)	—	(66)
Other investing activities	—	4	(1)	—	3
Net investing cash flows provided by discontinued operations	—	1	3	—	4
CASH USED FOR INVESTING ACTIVITIES	(16)	(24)	(19)	—	(59)
FINANCING ACTIVITIES
Repayment of notes	(55)	—	—	—	(55)
Repurchase of common stock	(81)	—	—	—	(81)
Intercompany advances	(10)	—	10	—	—
Other financing activities	—	(4)	(11)	—	(15)
CASH USED FOR FINANCING ACTIVITIES	(146)	(4)	(1)	—	(151)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	2	—	2
CHANGE IN CASH AND CASH EQUIVALENTS	(38)	(3)	(23)	—	(64)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	73	6	114	—	193
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35	$3	$91	$—	$129

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended June 30, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$76	$19	$27	$—	$122
INVESTING ACTIVITIES
Capital expenditures	(4)	(17)	(24)	—	(45)
Proceeds from the sale of property	—	—	4	—	4
Net investing cash flows provided by discontinued operations	—	1	3	—	4
CASH USED FOR INVESTING ACTIVITIES	(4)	(16)	(17)	—	(37)
FINANCING ACTIVITIES
Repayment of notes	(159)	—	—	—	(159)
Proceeds from debt issuance	225	—	—	—	225
Debt issuance costs	(4)	—	—	—	(4)
Repurchase of common stock	(30)				(30)
Intercompany advances	63	—	(63)	—	—
Other financing activities	—	(3)	(4)	—	(7)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	95	(3)	(67)	—	25
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(12)	—	(12)
CHANGE IN CASH AND CASH EQUIVALENTS	167	—	(69)	—	98
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	71	5	171	—	247
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$238	$5	$102	$—	$345

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As of June 30, 2016 and September 30, 2015, Parent-only obligations included $601 million and $631 million of pension and retiree medical benefits, respectively (see Note 18). All debt is debt of the Parent other than $24 million and $33 million at June 30, 2016 and September 30, 2015, respectively (see Note 16), and is primarily related to capital lease obligations and lines of credit. There were $18 million cash dividends paid to the Parent by subsidiaries and investments accounted for by the equity method for the nine months ended June 30, 2016 and $37 million for the nine months ended June 30, 2015.

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

23. Subsequent Events

On July 21, 2016, the Board of Directors authorized the repurchase of up to $150 million aggregate principal amount of any of the company’s public debt securities (including convertible debt securities) and up to $100 million of the company’s common stock, in each case from time to time through open market purchases, privately negotiated transactions or otherwise until September 30, 2019, subject to compliance with legal and regulatory requirements and the company’s debt covenants.  The new debt repurchase authorization replaces the prior January 2015 authorization of the Offering Committee of the company’s Board of Directors. No purchases have been made under these authorizations.

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
3rd Quarter Fiscal Year 2016 Results
Our sales for the third quarter of fiscal year 2016 were $841 million, a decrease compared to $909 million in the same period in the prior fiscal year. The decrease in sales was driven by lower production in the North America Class 8 truck market, partially offset by new business wins.
Net income attributable to Meritor for the third quarter of fiscal year 2016 was $41 million compared to $13 million in the same period in the prior fiscal year. The increase in net income attributable to Meritor was primarily driven by a $19 million loss on debt extinguishment recognized in the prior year and the factors noted below for the increase in Adjusted EBITDA (see Non-GAAP Financial Measures below) over the same periods.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the third quarter of fiscal year 2016 was $96 million compared to $87 million in the same period in the prior fiscal year. Our Adjusted EBITDA margin (see Non-GAAP Financial Measures below) in the third quarter of fiscal year 2016 was 11.4 percent compared to 9.6 percent in the same period a year ago. The increases in Adjusted EBITDA and Adjusted EBITDA margin were driven by strong material, labor and burden performance, which continued to lower costs year over year. Material costs have been favorably impacted by lower year over year steel indices. The increase was also driven by a litigation settlement for product liability damages with a supplier and an insurance settlement in the current period (see Note 19 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). The increases more than offset the lower Class 8 production volumes in North America.
Net income from continuing operations attributable to the company for the third quarter of fiscal year 2016 was $42 million compared to $15 million in the same period in the prior fiscal year. Adjusted income from continuing operations attributable to the company (see Non-GAAP Financial Measures below) for the third quarter of fiscal year 2016 was $52 million compared to $42 million in the same period in the prior fiscal year.
Cash flow provided by operating activities was $105 million in the third quarter of fiscal year 2016 compared to cash flows provided by operating activities of $93 million in the same period last year.
Equity and Equity-Linked Repurchase Authorization
In the third quarter of fiscal year 2016, we repurchased 4.7 million shares of our common stock for $38 million (including commission costs) pursuant to the equity and equity-linked repurchase authorizations described in the Liquidity section. The repurchase program under the equity and equity-linked repurchase authorizations was substantially complete as of June 30, 2016. Certain of these shares were repurchased under a 10b5-1 stock repurchase plan from June 15, 2016 through July 5, 2016.

MERITOR, INC.

Trends and Uncertainties
     Industry Production Volumes
     The following table reflects estimated on-highway commercial truck production volumes for selected original equipment (OE) markets for the three and nine months ended June 30, 2016 and 2015 based on available sources and management’s estimates.

	Three Months Ended June 30,		Percent	Nine Months Ended June 30,		Percent
	2016	2015	Change	2016	2015	Change
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	63	89	(29)%	199	245	(19)%
North America, Medium-Duty Trucks	63	59	7%	187	173	8%
North America, Trailers	75	78	(4)%	220	220	—%
Western Europe, Heavy- and Medium-Duty Trucks	111	102	9%	333	297	12%
South America, Heavy- and Medium-Duty Trucks	16	19	(16)%	46	71	(35)%
India, Heavy- and Medium-Duty Trucks	95	70	36%	265	203	31%

North America:
We expect production volumes in North America to decrease in our fourth fiscal quarter of 2016, compared to the third quarter of fiscal year 2016 and prior year, which we believe is primarily due to excess Class 8 inventory.

Western Europe:
During the fourth fiscal quarter of fiscal year 2016, we expect production volumes in Western Europe to decrease compared to the third quarter of fiscal year 2016 due to the normal impact of European summer holidays.

South America:
Continuing through the end of fiscal year 2016, we expect the markets in South America to remain consistent with the depressed levels experienced in the second half of fiscal year 2015.

China:
Continuing through the end of fiscal year 2016, we expect revenue in China to remain relatively flat compared with levels experienced in fiscal year 2015.

India:
Continuing through the end of fiscal year 2016, we expect production volumes in India to continue to improve compared to the levels experienced in fiscal year 2015.

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

MERITOR, INC.

Other significant factors that could affect our results and liquidity include:

•	Significant contract awards or losses of existing contracts or failure to negotiate acceptable terms in contract renewals;

•	Failure to obtain new business;

•
Our ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, following the United Kingdom's decision to exit the European Union, or in the event one or more additional countries exit the European Monetary Union;

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
NON-GAAP FINANCIAL MEASURES
In addition to the results reported in accordance with accounting principles generally accepted in the United States ("GAAP"), we have provided information regarding non-GAAP financial measures. These non-GAAP financial measures include Adjusted income (loss) from continuing operations attributable to the company, Adjusted diluted earnings (loss) per share from continuing operations, Adjusted EBITDA, Adjusted EBITDA margin, and Free cash flow.
     Adjusted income (loss) from continuing operations attributable to the company and Adjusted diluted earnings (loss) per share from continuing operations are defined as reported income or loss from continuing operations and reported diluted earnings (loss) per share from continuing operations before restructuring expenses, asset impairment charges, non-cash tax expense related to the use of deferred tax assets in jurisdictions with net operating loss carry forwards, and other special items as determined by management. Adjusted EBITDA is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization, non-controlling interests in consolidated joint ventures, loss on sale of receivables, restructuring expenses, asset impairment charges and other special items as determined by management. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by consolidated sales from continuing operations. Free cash flow is defined as cash flows provided by (used for) operating activities less capital expenditures.
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
     Adjusted income (loss) from continuing operations attributable to the company, Adjusted diluted earnings (loss) per share from continuing operations and Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP and should not be considered as an alternative to net income as an indicator of our operating performance. Free cash flow should not be considered a substitute for cash provided by (used for) operating activities, or other cash flow statement data prepared in accordance with GAAP, or as a measure of financial position or liquidity. In addition, these non-GAAP cash flow measures do not reflect cash used to repay debt or cash received from the divestitures of businesses or sales of other assets and

MERITOR, INC.

thus do not reflect funds available for investment or other discretionary uses. These non-GAAP financial measures, as determined and presented by the company, may not be comparable to related or similarly titled measures reported by other companies. Set forth below are reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP.
Adjusted income from continuing operations attributable to the company and adjusted diluted earnings per share from continuing operations are reconciled to income from continuing operations attributable to the company and diluted earnings per share from continuing operations below (in millions, except per share amounts).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015 (1)	2016	2015 (1)
Adjusted income from continuing operations attributable to the company	$52	$42	$121	$121
Loss on debt extinguishment	—	(19)	—	(19)
Restructuring costs	(6)	(9)	(9)	(15)
Non-cash tax expense (2)	(5)	(1)	(10)	(3)
Income tax benefits	1	2	1	2
Income from continuing operations attributable to the company	$42	$15	$103	$86

Adjusted diluted earnings per share from continuing operations	$0.57	$0.42	$1.30	$1.20
Impact of adjustments on diluted earnings per share	(0.11)	(0.27)	(0.20)	(0.35)
Diluted earnings per share from continuing operations	$0.46	$0.15	$1.10	$0.85

(1)	The three and nine months ended June 30, 2015 have been recast to reflect non-cash tax expense.

(2)	Represents tax expense related to the use of deferred tax assets in jurisdictions with net operating loss carry forwards.

Free cash flow is reconciled to cash flows provided by operating activities below (in millions).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Cash provided by operating activities	$105	$93	$144	$122
Capital expenditures	(19)	(22)	(66)	(45)
Free cash flow	$86	$71	$78	$77
Adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. below.

MERITOR, INC.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to Meritor, Inc.	$41	$13	$99	$85
Loss from discontinued operations, net of tax, attributable to Meritor, Inc.	1	2	4	1
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$42	$15	$103	$86

Interest expense, net	20	38	63	78
Provision for income taxes	8	6	22	19
Depreciation and amortization	17	17	48	49
Noncontrolling interests	1	1	2	2
Loss on sale of receivables	2	1	6	4
Restructuring costs	6	9	9	15
Adjusted EBITDA	$96	$87	$253	$253

Adjusted EBITDA Margin(1)	11.4%	9.6%	10.2%	9.5%

(1)	Adjusted EBITDA Margin equals Adjusted EBITDA divided by consolidated sales from continuing operations.

MERITOR, INC.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
   Sales
The following table reflects total company and business segment sales for the three months ended June 30, 2016 and 2015 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Three Months Ended June 30,				Dollar Change Due To
	2016	2015	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck & Industrial
North America	$335	$414	$(79)	(19)%	$—	$(79)
Europe	160	153	7	5%	3	4
South America	38	39	(1)	(3)%	(5)	4
China	24	21	3	14%	(1)	4
India	43	33	10	30%	(2)	12
Other	23	22	1	5%	(1)	2
Total External Sales	$623	$682	$(59)	(9)%	$(6)	$(53)
Intersegment Sales	17	23	(6)	(26)%	(1)	(5)
Total Sales	$640	$705	$(65)	(9)%	$(7)	$(58)

Aftermarket & Trailer
North America	$188	$195	$(7)	(4)%	$(2)	$(5)
Europe	30	32	(2)	(6)%	1	(3)
Total External Sales	$218	$227	$(9)	(4)%	$(1)	$(8)
Intersegment Sales	9	6	3	50%	—	3
Total Sales	$227	$233	$(6)	(3)%	$(1)	$(5)

Total External Sales	$841	$909	$(68)	(7)%	$(7)	$(61)
Commercial Truck & Industrial sales were $640 million in the third quarter of fiscal year 2016, down 9 percent compared to the third quarter of fiscal year 2015. The decrease in sales was driven by lower production in the North America Class 8 truck market, partially offset by new business wins and increasing market volumes in India.
Aftermarket & Trailer sales were $227 million in the third quarter of fiscal year 2016, down slightly compared to the third quarter of fiscal year 2015.

Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended June 30, 2016 was $714 million compared to $785 million in the same period in the prior fiscal year, representing a decrease of 9 percent. Total cost of sales was 84.9 and 86.4 percent of sales for the three month periods ended June 30, 2016 and 2015, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the third quarter of fiscal year 2016 compared to the same quarter in the prior year (in millions):

MERITOR, INC.

Cost of Sales
Three Months Ended June 30, 2015	$785
Volume, mix and other, net	(59)
Foreign exchange	(12)
Three Months Ended June 30, 2016	$714
     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Lower material costs	$(64)
Lower labor and overhead costs	(12)
Other, net	5
Total change in costs of sales	$(71)
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended June 30, 2016 decreased $64 million compared to the same period in the prior fiscal year primarily due to lower volumes, material economics, and material performance programs.
Labor and overhead costs decreased $12 million compared to the same period in the prior fiscal year primarily due to lower volumes, and savings associated with labor and burden cost reduction programs.
Gross margin for the three-month periods ended June 30, 2016 and 2015 was $127 million and $124 million, respectively. Gross margin, as a percentage of sales, was 15.1 and 13.6 percent for the three-month periods ended June 30, 2016 and 2015, respectively. This improvement in gross margin percentage was primarily driven by lower material, labor and burden costs.
Other Income Statement Items
     Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2016 and 2015 are summarized as follows (dollars in millions):

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(2)	(0.2)%	$(1)	(0.1)%	$1	0.1 pts
Short and long-term variable compensation	(9)	(1.1)%	(9)	(1.0)%	—	0.1 pts
Insurance recovery	3	0.4%	—	—%	(3)	(0.4) pts
Supplier litigation settlement	6	0.7%	—	—%	(6)	(0.7) pts
All other SG&A	(57)	(6.8)%	(55)	(6.1)%	2	0.7 pts
Total SG&A	$(59)	(7.0)%	$(65)	(7.2)%	$(6)	(0.2) pts
In the third quarter of fiscal year 2016, we recognized approximately $3 million related to an insurance settlement for recoveries for indemnity costs associated with Rockwell asbestos liabilities (see Note 19 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). We also recognized approximately $6 million related to a supplier litigation settlement (see Note 19 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).
      All other SG&A, which represents normal selling, general and administrative expense, increased as a percentage of sales primarily due to lower sales in the third quarter of fiscal year 2016.
Restructuring costs of $6 million and $9 million were recorded in the three months ended June 30, 2016 and 2015, respectively. In the third quarter of fiscal year 2016, we recognized $5 million of restructuring costs related to restructuring programs. In the third quarter of fiscal year 2015, restructuring costs primarily related to employee severance costs recognized by our Commercial Truck & Industrial segment.

MERITOR, INC.

Operating income increased by $11 million from $51 million in the third quarter of fiscal year 2015 to $62 million in the same period in fiscal year 2016. Key items affecting operating income are discussed above.
Equity in earnings of affiliates decreased by $1 million from $10 million in the third quarter of fiscal year 2015 to $9 million in the same period in fiscal year 2016.
Interest expense, net decreased by $18 million from $38 million in the third quarter of fiscal year 2015 to $20 million in the same period in fiscal year 2016. During the third quarter of last year, we repurchased $85 million principal amount at maturity of our 7.875 percent convertible notes due 2026 at a premium equal to approximately 64 percent of their principal amount including the equity component, funded by available cash and the issuance of an additional $225 million aggregate principal amount of our 6.25 percent notes due 2024. As a result of these repurchases ,we recognized a $19 million loss on debt extinguishment.
Provision for income taxes was $8 million in the third quarter of fiscal year 2016 compared to $6 million in the same period in the prior fiscal year. The increase in tax expense is primarily attributable to the recording of tax expense in jurisdictions in which we previously recognized a valuation allowance.
Income from continuing operations (before noncontrolling interests) increased by $27 million from $16 million in the third quarter of fiscal year 2015 to $43 million in the same period in fiscal year 2016. The reasons for the increase are discussed above.
Loss from discontinued operations, net of tax was $1 million in the third quarter of fiscal year 2016 and $2 million in the same period in fiscal year 2015. In both periods, loss from discontinued operations , net of tax, was primarily attributable to changes in estimates related to legal costs incurred in connection with previously divested businesses.
Net income attributable to Meritor, Inc. increased by $28 million from $13 million in the third quarter of fiscal year 2015 to $41 million in the same period in fiscal year 2016. The various factors affecting net income are discussed above.
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
     The following table reflects Segment EBITDA and Segment EBITDA margins for the three months ended June 30, 2016 and 2015 (in millions).

	Segment EBITDA			Segment EBITDA Margins
	Three Months Ended June 30,			Three Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Commercial Truck & Industrial	$61	$58	$3	9.5%	8.2%	1.3 pts
Aftermarket & Trailer	38	31	7	16.7%	13.3%	3.4 pts
Segment EBITDA	$99	$89	$10	11.8%	9.8%	2.0 pts
     Significant items impacting year-over-year Segment EBITDA include the following (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA– Quarter ended June 30, 2015	$58	$31	$89
Lower earnings from unconsolidated affiliates	(1)	—	(1)
Supplier litigation settlement	—	6	6
Volume, mix, pricing and other	4	1	5
Segment EBITDA – Quarter ended June 30, 2016	$61	$38	$99

MERITOR, INC.

Commercial Truck & Industrial Segment EBITDA was $61 million in the third quarter of fiscal year 2016, up $3 million from the same period in the prior fiscal year. Segment EBITDA margin increased to 9.5 percent compared to 8.2 percent in the same period in the prior fiscal year. The increase in Segment EBITDA and Segment EBITDA margin was driven by material, labor, and burden performance, which continued to lower costs year over year. In addition, material costs have been favorably impacted by lower year over year steel prices. The benefits of this performance more than offset the unfavorable impact of lower revenue.
     Aftermarket & Trailer Segment EBITDA was $38 million for the quarter, up $7 million from the third quarter of fiscal year 2015. Segment EBITDA margin was 16.7 percent, up 3.4 percentage points from 13.3 percent in the third quarter of fiscal year 2015. The increase in Segment EBITDA and Segment EBITDA margin was primarily driven by a supplier litigation settlement(see Note 19 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report) and lower material costs.

Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015
   Sales
The following table reflects total company and business segment sales for the nine months ended June 30, 2016 and 2015 (in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Nine Months Ended June 30,				Dollar Change Due To
	2016	2015	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck & Industrial
North America	$1,057	$1,161	$(104)	(9)%	$—	$(104)
Europe	446	457	(11)	(2)%	(21)	10
South America	94	163	(69)	(42)%	(31)	(38)
China	63	73	(10)	(14)%	(3)	(7)
India	121	101	20	20%	(8)	28
Other	65	65	—	—%	(6)	6
Total External Sales	$1,846	$2,020	$(174)	(9)%	$(69)	$(105)
Intersegment Sales	58	69	(11)	(16)%	(7)	(4)
Total Sales	$1,904	$2,089	$(185)	(9)%	$(76)	$(109)

Aftermarket & Trailer
North America	$538	$541	$(3)	(1)%	$(8)	$5
Europe	87	91	(4)	(4)%	(4)	—
Total External Sales	$625	$632	$(7)	(1)%	$(12)	$5
Intersegment Sales	23	21	2	10%	(5)	7
Total Sales	$648	$653	$(5)	(1)%	$(17)	$12

Total External Sales	$2,471	$2,652	$(181)	(7)%	$(81)	$(100)
Commercial Truck & Industrial sales were $1,904 million in the first nine months of fiscal year 2016, down 9 percent compared to the first nine months of fiscal year 2015. The decrease in sales was driven by lower production in the North America Class 8 truck market and South America and the effect of foreign exchange translation primarily driven by the strong U.S. dollar relative to the Brazilian real and euro. The decrease was partially offset by new business wins and increasing market volumes in India.
Aftermarket & Trailer sales were $648 million in the first nine months of fiscal year 2016, consistent with sales in the first nine months of fiscal year 2015. Sales were relatively flat as higher trailer production in North America offset the unfavorable impact of the strengthening U.S. dollar against the euro compared to the same period in the prior fiscal year.

MERITOR, INC.

Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the nine months ended June 30, 2016 was $2,119 million compared to $2,298 million in the same period in the prior fiscal year, representing a decrease of 7.8 percent. Total cost of sales was 85.8 and 86.7 percent of sales for the nine month periods ended June 30, 2016 and 2015, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the first nine months of fiscal year 2016 compared to the same period in the prior year (in millions):

Cost of Sales
Nine months ended June 30, 2015	$2,298
Volume, mix and other, net	(105)
Foreign exchange	(74)
Nine Months Ended June 30, 2016	$2,119
     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Lower material costs	$(153)
Lower labor and overhead costs	(36)
Other, net	10
Total change in costs of sales	$(179)
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the nine months ended June 30, 2016 decreased $153 million compared to the same period in the prior fiscal year primarily due to lower volumes, movement in foreign currency rates, material economics and material performance programs.
Labor and overhead costs decreased $36 million compared to the same period in the prior fiscal year primarily due to lower volumes, the movement in foreign currency rates, and savings associated with labor and burden cost reduction programs.
Gross margin for the nine-month periods ended June 30, 2016 and 2015 was $352 million and $354 million, respectively. Gross margin, as a percentage of sales, was 14.2 and 13.3 percent for the nine-month periods ended June 30, 2016 and 2015, respectively. This improvement in gross margin percentage was primarily driven by lower material, labor and burden costs.
Other Income Statement Items
     SG&A for the nine months ended June 30, 2016 and 2015 are summarized as follows (dollars in millions):

	Nine Months Ended		Nine Months Ended
	June 30, 2016		June 30, 2015		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(6)	(0.2)%	$(4)	(0.2)%	$2	0.0 pts
Short and long-term variable compensation	(24)	(1.0)%	(21)	(0.8)%	3	0.2 pts
Insurance recoveries	8	0.3%	—	—%	(8)	(0.3) pts
Supplier litigation settlement	6	0.2%	—	—%	(6)	(0.2) pts
All other SG&A	(159)	(6.4)%	(162)	(6.1)%	(3)	0.3 pts
Total SG&A	$(175)	(7.1)%	$(187)	(7.1)%	$(12)	0.0 pts

MERITOR, INC.

In the first quarter of fiscal year 2016, we recognized $5 million related to an insurance settlement for recoveries for defense and indemnity costs associated with Maremont asbestos liabilities.

In the third quarter of fiscal year 2016, we recognized approximately $3 million related to an insurance settlement for recoveries for indemnity costs associated with Rockwell asbestos liabilities (see Note 19 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). We also recognized approximately $6 million related to a supplier litigation settlement (see Note 19 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).
      All other SG&A, which represents normal selling, general and administrative expense, remained relatively flat but increased as a percentage of sales due to lower sales.
Restructuring costs of $9 million compared to $15 million were recorded during the first nine months of June 30, 2016 and 2015, respectively. During the first nine months of fiscal year 2016, $2 million of restructuring costs were recognized by our Commercial Truck & Industrial segment and $7 million by our Aftermarket and Trailer segment, primarily related to employee severance. During the first nine months of fiscal year 2015, $14 million of restructuring costs were recognized by our Commercial Truck & Industrial segment and $1 million by our corporate locations, primarily related to employee severance.
Operating income increased by $11 million from $154 million in the first nine months of fiscal year 2015 to $165 million in the same period in fiscal year 2016. Key items affecting operating income are discussed above.
Equity in earnings of affiliates decreased by $2 million from $28 million in the first nine months of fiscal year 2015 to $26 million in the same period in fiscal year 2016.
Interest expense, net decreased by $15 million from $78 million in the first nine months of fiscal year 2015 to $63 million in the same period in fiscal year 2016. The decrease was primarily attributable to the recognized loss on debt extinguishment of $20 million as a result of the repurchase of our 7.875 percent convertible notes due 2026 and 4.0 percent convertible notes due 2027 in the first nine months of last year, partially offset by the increase of interest expense related to fixed rate debt in the first nine months of fiscal year 2016.
Provision for income taxes was $22 million in the first nine months of fiscal years 2016 compared to $19 million in the same period in the prior fiscal year. The increase in tax expense was primarily attributable to the recording of tax expense in jurisdictions in which we previously recognized a valuation allowance.
Income from continuing operations (before noncontrolling interests) increased by $17 million from $88 million in the first nine months of fiscal year 2015 to $105 million in the same period in fiscal year 2016. The reasons for the increase are discussed above.
Loss from discontinued operations, net of tax was $4 million in the first nine months of fiscal year 2016 and $1 million in the same period in fiscal year 2015. In both periods, loss from discontinued operations, net of tax, was primarily attributable to changes in estimates related to legal costs incurred in connection with previously divested businesses.
Net income attributable to Meritor, Inc. increased by $14 million from $85 million in the first nine months of fiscal year 2015 to $99 million in the same period in fiscal year 2016. The various factors affecting net income are discussed above.
Segment EBITDA and EBITDA Margins
     The following table reflects Segment EBITDA and Segment EBITDA margins for the nine months ended June 30, 2016 and 2015 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	Nine Months Ended June 30,			Nine Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Commercial Truck & Industrial	$169	$171	$(2)	8.9%	8.2%	0.7 pts
Aftermarket & Trailer	86	86	—	13.3%	13.2%	0.1 pts
Segment EBITDA	$255	$257	$(2)	10.3%	9.7%	0.6 pts

MERITOR, INC.

     Significant items impacting year-over-year Segment EBITDA include the following (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA– Nine months ended June 30, 2015	$171	$86	$257
Lower earnings from unconsolidated affiliates	(2)	—	(2)
Impact of foreign currency options gains (prior year)	(5)	(1)	(6)
Impact of foreign currency translation	(7)	(1)	(8)
Supplier litigation settlement	—	6	6
Volume, mix, pricing and other	12	(4)	8
Segment EBITDA – Nine months ended June 30, 2016	$169	$86	$255

Commercial Truck & Industrial Segment EBITDA was $169 million in the first nine months of fiscal year 2016, down $2 million from the same period in the prior fiscal year. Segment EBITDA margin increased to 8.9 percent compared to 8.2 percent in the same period in the prior fiscal year. The increase in Segment EBITDA margin was primarily driven by lower material, labor and burden performance, which continued to lower costs year over year. In addition, material costs have been favorably impacted by lower year over year steel prices. The overall increase in Segment EBITDA margin was partially offset by a non-recurring foreign currency hedge gain in the second quarter of 2015.
     Aftermarket & Trailer Segment EBITDA was $86 million in the first nine months of fiscal year 2016, consistent with the same period in the prior fiscal year. Segment EBITDA margin increased to 13.3 percent compared to 13.2 percent in the same period in the prior fiscal year. The increase in Segment EBITDA margin was primarily driven by a supplier litigation settlement (see Note 19 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report), partially offset by foreign currency impacts, unfavorable product mix, and one-time costs associated with the launch of a new warehouse system.
Financial Condition
Cash Flows (in millions)

	Nine Months Ended June 30,
	2016	2015
OPERATING CASH FLOWS
Income from continuing operations	$105	$88
Depreciation and amortization	48	49
Restructuring costs	9	15
Loss on debt extinguishment	—	20
Gain from sale of property	(2)	(3)
Equity in earnings of affiliates	(26)	(28)
Pension and retiree medical expense	15	20
Dividends received from equity method investments	29	26
Pension and retiree medical contributions	(32)	(36)
Restructuring payments	(8)	(10)
Decrease (increase) in working capital	20	(103)
Changes in off-balance sheet accounts receivable factoring	(30)	94
Other, net	18	—
Cash flows provided by continuing operations	146	132
Cash flows used for discontinued operations	(2)	(10)
CASH PROVIDED BY OPERATING ACTIVITIES	$144	$122
     Cash provided by operating activities in the first nine months of fiscal year 2016 was $144 million compared to $122 million in the same period of fiscal year 2015. The increase is due in part to $17 million received related to an insurance settlement in the first quarter for recoveries for defense and indemnity costs associated with Maremont asbestos liabilities and

MERITOR, INC.

$9 million in the third quarter from an insurance settlement and a supplier litigation settlement (see Note 19 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).

	Nine Months Ended June 30,
	2016	2015
INVESTING CASH FLOWS
Capital expenditures	$(66)	$(45)
Other investing activities	3	4
Net investing cash flows provided by discontinued operations	4	4
CASH USED FOR INVESTING ACTIVITIES	$(59)	$(37)
     Cash used for investing activities was $59 million in the first nine months of fiscal year 2016 compared to $37 million in the same period in fiscal year 2015 due largely to an increase in capital expenditures as we invest in new product development to support our revenue growth initiatives.

	Nine Months Ended June 30,
	2016	2015
FINANCING CASH FLOWS
Repayment of notes	$(55)	$(159)
Proceeds from debt issuance	—	225
Debt issuance costs	—	(4)
Repurchase of common stock	(81)	(30)
Other financing activities	(15)	(7)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$(151)	$25
     Cash used for financing activities was $151 million in the first nine months of fiscal year 2016 compared to cash provided by financing activities of $25 million in the same period of fiscal year 2015. The increase in cash used for financing activities is primarily related to the repurchase of all of the $55 million of principal amount 4.625 percent convertible notes and the $81 million (including commission costs) of cash used to repurchase 8.6 million shares of our common stock in the first nine months of fiscal year 2016 compared to the cash provided by the issuance of $225 million principal amount of our 6.25 percent notes due 2024 in the first nine months of fiscal year 2015.
Liquidity
Our outstanding debt, net of discounts and unamortized debt issuance costs where applicable, is summarized as follows (in millions).

	June 30,	September 30,
	2016	2015
Fixed-rate debt securities	$713	$712
Fixed-rate convertible notes	271	324
Unamortized discount on convertible notes	(16)	(20)
Other borrowings	26	35
Total debt	$994	$1,051
Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs, restructuring and product development programs. We expect fiscal year 2016 capital expenditures for our business segments to be approximately $90 million.

MERITOR, INC.

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
     Sources of liquidity as of June 30, 2016, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 6/30/16	Readily Available as of 6/30/16	Current Expiration
On-balance sheet arrangements:
Revolving credit facility (1)	$506	$—	$506	February 2019 (1)
Committed U.S. accounts receivable securitization (2)	100	—	76	December 2018
Total on-balance sheet arrangements	$606	$—	$582
Off-balance sheet arrangements: (2)
Swedish Factoring Facility	$172	$125	$—	October 2016
U.S. Factoring Facility (3)	89	53	—	February 2019
U.K. Factoring Facility	28	8	—	February 2018
Italy Factoring Facility	33	22	—	June 2017
Other uncommitted factoring facilities	22	14	—	Various
Letter of credit facility	25	22	3	March 2019
Total off-balance sheet arrangements	369	244	3
Total available sources	$975	$244	$585

(1)
The availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant and a reduction to $486 million in April 2017 as discussed under Revolving Credit Facility below.

(2)	Availability subject to adequate eligible accounts receivable available for sale.

(3)	Actual amounts may exceed bank's commitment at bank's discretion.
Cash and Liquidity Needs – Our cash and liquidity needs have been affected by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At June 30, 2016, we had $129 million in cash and cash equivalents.
At June 30, 2016, we had approximately $21 million of our cash and cash equivalents held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. It is our intent to reinvest those cash balances in our foreign operations and we will continue to meet our liquidity needs in the U.S. through ongoing cash flows from operations in the U.S., external borrowings or both.
Our availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant, as defined in the credit agreement, which may limit our borrowings under such agreement as of each quarter end. As long as we are in compliance with those covenants as of the quarter end, we have full availability (up to the amount of collateral under the

MERITOR, INC.

collateral test) under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At June 30, 2016, we were in compliance with all covenants under our credit agreement.
Equity and Equity-Linked Repurchase Authorization – In June 2014, our Board of Directors authorized the repurchase of up to $210 million of our equity and equity-linked securities (including convertible debt securities), subject to the achievement of our M2016 net debt reduction target and compliance with legal and regulatory requirements and our debt covenants. In September 2014, our Board authorized the repurchase of up to $40 million of our equity or equity-linked securities (including convertible debt securities) under the $210 million authorization that may be made annually without regard to achievement of the M2016 net debt reduction target. These authorizations had no stated expiration. As of June 30, 2016, we had repurchased 12.8 million shares of common stock for $136 million (including commission costs), $19 million principal amount of our 4.0 percent convertible notes due 2027, and all of the $55 million principal amount of our 4.625 percent convertible notes due 2026 pursuant to the equity and equity-linked repurchase authorizations (see Note 16 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report). The repurchase program under these authorizations was substantially complete as of June 30, 2016.
On July 21, 2016, the Board of Directors authorized the repurchase of up to $150 million aggregate principal amount of any of our public debt securities (including convertible debt securities) and up to $100 million of our common stock (see Note 23 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report).

Debt Repurchase Programs - In January 2015, the Offering Committee of our Board of Directors approved a repurchase program for up to $150 million aggregate principal amount of any of our public debt securities (including convertible debt securities) from time to time through open market purchases or privately negotiated transactions or otherwise, until September 30, 2016, subject to compliance with legal and regulatory requirements and our debt covenants. This repurchase program was in addition to the equity and equity-linked repurchase authorizations described above. The amount remaining available for repurchases under the program was $150 million as of June 30, 2016.

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

MERITOR, INC.

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
Revolving Credit Facility – On June 2, 2016, we entered into a third amendment of our senior secured revolving credit facility. The amendment increased the 2019 revolving loan commitment to $466 million, permits us to execute certain internal restructuring plans, including the release of certain guarantors when required by such plans, and reset covenant basket amounts. Pricing and maturity dates remain unchanged. Subsequent to the amendment, a certain lender converted its $20 million 2017 revolving loan commitment to a 2019 revolving loan commitment and is now subject to the terms of a 2019 lender. Pursuant to the revolving credit agreement, the company now has a $506 million revolving credit facility, $20 million of which matures in April 2017 for banks not electing to extend their commitments under the revolving credit facility, and $486 million of which matures in February 2019.

MERITOR, INC.

 The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement. At June 30, 2016, we were in compliance with all covenants under the revolving credit facility with a ratio of approximately 0.22x for the priority debt-to-EBITDA ratio covenant.
     The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At June 30, 2016, the revolving credit facility was collateralized by approximately $623 million of our assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and our investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating. At June 30, 2016, the margin over LIBOR rate was 325 basis points, and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 225 basis points.
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
No borrowings were outstanding under the revolving credit facility at June 30, 2016 and September 30, 2015. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At June 30, 2016 and September 30, 2015, there were no letters of credit outstanding under the revolving credit facility.
U.S. Securitization Program – We have a $100 million U.S. accounts receivables securitization facility. On December 4, 2015, the company entered into an amendment which extends the facility expiration date to December 4, 2018. The maximum permitted priority-debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the condensed consolidated balance sheet. At June 30, 2016 and September 30, 2015, no amounts, including letters of credit, were outstanding under this program. This securitization program contains a cross default to our revolving credit facility. At June 30, 2016, we were in compliance with all covenants under our credit agreement (see Note 16 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash received from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
Capital Leases – On March 20, 2012, we entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, we can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, we can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. We had $7 million and $10 million outstanding under this capital lease arrangement as of June 30, 2016 and September 30, 2015, respectively. In addition, we had another $10 million and $7 million outstanding through other capital lease arrangements at June 30, 2016 and September 30, 2015, respectively.

MERITOR, INC.

Export financing arrangements – Certain of our current export financing arrangements were entered into through our Brazilian subsidiary pursuant to an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs. The arrangements bear interest at 5.5 percent and have maturity dates in 2016 and 2017. There were $9 million and $18 million outstanding under these arrangements at June 30, 2016 and September 30, 2015, respectively.
Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under our revolving credit facility if the defaulted amount exceeds $35 million per bank. As of June 30, 2016 and September 30, 2015, we had $9 million and $13 million, respectively, outstanding under this program at more than one bank.
Credit Ratings – At June 30, 2016, our Standard & Poor’s corporate credit rating, senior secured credit rating, and senior unsecured credit rating were B+, BB and B, respectively. Our Moody’s Investors Service corporate credit rating, senior secured credit rating, and senior unsecured credit rating were B1, Ba1 and B2, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
Off-Balance Sheet Arrangements
     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with a total amount utilized at June 30, 2016 of $222 million, of which $178 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $44 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.
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
     Letter of Credit Facilities – On February 21, 2014, we amended and restated our letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, we had the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million through December 19, 2015. From December 20, 2015 through March 19, 2019, the aggregate availability is $25 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. We had $22 million and $24 million of letters of credit outstanding under this facility at June 30, 2016 and September 30, 2015, respectively. In addition, we had another $5 million and $6 million of letters of credit outstanding through other letter of credit facilities at June 30, 2016 and September 30, 2015, respectively.
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
We use foreign currency forward contracts to minimize the earnings exposures arising from foreign currency exchange risk on foreign currency purchases and sales. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on our foreign currency forward contracts. Under this cash flow hedging program, we designate the foreign currency contracts (the "contracts") as cash flow hedges of underlying forecasted foreign currency purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss ("AOCL") in the statement of equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 12 months.
We use foreign currency option contracts to mitigate foreign currency exposure on expected future Indian rupee denominated purchases. The contracts were entered into during the second quarter of fiscal year 2015 with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2017. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statements of operations.
From time to time, we hedge against foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies. In the first quarter of fiscal year 2015, due to the volatility of the Brazilian real as compared to the U.S. dollar, we entered into a series of foreign currency option contracts that did not qualify for hedge accounting but were expected to mitigate foreign currency translation exposure of Brazilian real earnings to U.S. dollars. In the second quarter of fiscal year 2015, we monetized these outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2015. In the third and fourth quarters of fiscal year 2015, we monetized these outstanding foreign currency option contracts. As of June 30, 2016 and September 30, 2015, there were no Brazilian real foreign currency option contracts outstanding.
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

MERITOR, INC.

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase (Decrease) in
Foreign Currency Sensitivity:
Forward contracts in USD (1)	$1.1	$(1.1)	Fair Value
Forward contracts in Euro (1)	(2.6)	2.6	Fair Value
Foreign currency denominated debt (2)	1.8	(1.8)	Fair Value
Foreign currency option contracts in USD	0.3	0.1	Fair Value
Foreign currency option contracts in Euro	(0.1)	0.9	Fair Value

	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase (Decrease) in
Interest Rate Sensitivity:
Debt - fixed rate (3)	$(27.1)	$28.2	Fair Value
Debt – variable rate	—	—	Cash flow
Interest rate swaps	—	—	Fair Value

(1)
Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)
At June 30, 2016, the fair value of outstanding foreign currency denominated debt was $18 million. A 10% decrease in quoted currency exchange rates would result in a decrease of $2 million in foreign currency denominated debt. At June 30, 2016, a 10% increase in quoted currency exchange rates would result in an increase of $2 million in foreign currency denominated debt.

(3)
At June 30, 2016, the fair value of outstanding debt was $961 million. A 50 basis points decrease in quoted interest rates would result in an increase of $28 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in a decrease of $27 million in the fair value of fixed rate debt.

MERITOR, INC.

Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
During the quarter ended June 30, 2016, the company upgraded to a newer version of its Enterprise Resource Planning system in North America.  The company believes it maintained the appropriate internal controls during the implementation period.
     In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

MERITOR, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth in Note 19 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as amended.
Item 1A. Risk Factors
There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as amended.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1- 30, 2016	—	$—	—	$—
May 1- 31, 2016	2,681,372	$8.26	2,681,372	$16,569,119
June 1- 30, 2016	1,989,277	$8.34	1,989,277	$401,092
Total	4,670,649		4,670,649

(1)
On June 23, 2014, we announced that our Board of Directors authorized the repurchase of up to $210 million of our equity and equity-linked securities (including convertible debt securities), subject to the achievement of our M2016 net debt reduction target and compliance with legal and regulatory requirements and our debt covenants. In September 2014, our Board authorized the repurchase of up to $40 million of our equity or equity-linked securities (including convertible debt securities) under the $210 million authorization that may be made annually without regard to achievement of the M2016 net debt reduction target. These authorizations had no stated expiration. For the nine months ended June 30, 2016, we repurchased 8.6 million shares of common stock for $81 million. As of June 30, 2016, we have repurchased 12.8 million shares of common stock for $136 million, $19 million principal amount of our 4.0 percent convertible notes due 2027 and all of the $55 million principal amount of our 4.625 percent convertible notes due 2026 pursuant to the equity and equity-linked repurchase authorizations. The repurchase program under these authorizations was substantially complete as of June 30, 2016.

     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. There were no shares withheld in the third quarter of fiscal 2016 to satisfy tax obligations for exercise of options. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the third quarter of fiscal 2016 to satisfy tax obligations upon the vesting of restricted shares. The company does not believe such purchases or transactions described above are issuer repurchases for the purposes of this Item 2 of Part II of this Quarterly Report on Form 10-Q.

MERITOR, INC.

Item 5. Other Information
Cautionary Statement
This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to reliance on major original equipment manufacturer (“OEM”) customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to manage demand expectations in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on our European operations, or financing arrangements related thereto following the United Kingdom's decision to exit the European Union or, in the event one or more additional countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); rising costs of pension and other postemployment benefits; the ability to achieve the expected benefits of restructuring actions; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; possible changes in accounting rules; and other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of our Annual Report on Form 10-K for the year ended September 30, 2015, as amended: Item 1. Business, “Customers; Sales and Marketing”; “Competition”; “Raw Materials and Supplies”; “Employees”; “Environmental Matters”; “International Operations”; and “Seasonality; Cyclicality”; Item 1A.Risk Factors; Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Debt and Equity Repurchase Authorizations
On July 21, 2016, the Board of Directors authorized the repurchase of up to $150 million aggregate principal amount of any of the company’s public debt securities (including convertible debt securities) and up to $100 million of the company’s common stock (see Note 23 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report).

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
10-a
Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of June 2, 2016, among the Company, ArvinMeritor Finance Ireland, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10-a to Meritor’s Current Report on Form 8-K filed on June 2, 2016, is incorporated herein by reference.

10-b**	Extension Letter dated June 15, 2016 from Meritor HVS AB to Viking Asset Purchaser No. 7 IC and Citicorp Trustee Company Limited.
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

MERITOR, INC.

Date:	August 4, 2016	By:	/s/	Richard D. Rose
Richard D. Rose
Interim Senior Vice President, General Counsel and Secretary
(For the registrant)

Date:	August 4, 2016	By:	/s/	Paul D. Bialy
Paul D. Bialy
Vice President, Controller and Principal Accounting Officer

Date:	August 4, 2016	By:	/s/	Kevin A. Nowlan
Kevin A. Nowlan
Senior Vice President and Chief Financial Officer