Form 10-K
period 2016-10-02
MERITOR INC
filed 2016-12-01
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 2, 2016
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
Yes [    ]       No [ X ]
     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on April 1, 2016 (the last business day of the most recently completed second fiscal quarter) was approximately $731,839,701
86,767,764 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on November 30, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information contained in the definitive Proxy Statement for the Annual Meeting of Shareholders of the registrant to be held on January 26, 2017 is incorporated by reference into Part III.

ii

PART I

Item 1. Business.

Overview

Meritor, Inc. ("we", "us" or "our"), headquartered in Troy, Michigan, is a premier global supplier of a broad range of integrated systems, modules and components to original equipment manufacturers ("OEMs") and the aftermarket for the commercial vehicle, transportation and industrial sectors. We serve commercial truck, trailer, military, bus and coach, construction, and other industrial OEMs and certain aftermarkets. Our principal products are axles, undercarriages, drivelines, brakes and braking systems.

Meritor was incorporated in Indiana in 2000 in connection with the merger of Meritor Automotive, Inc. and Arvin Industries, Inc. As used in this Annual Report on Form 10-K, the terms "company," "Meritor," "we," "us" and "our" include Meritor, its consolidated subsidiaries and its predecessors unless the context indicates otherwise.

Meritor serves a broad range of customers worldwide, including medium- and heavy-duty truck OEMs, specialty vehicle manufacturers, certain aftermarkets, and trailer producers. Our total sales from continuing operations in fiscal year 2016 were approximately $3.2 billion. Our ten largest customers accounted for approximately 73 percent of fiscal year 2016 sales from continuing operations. Sales from operations outside the United States (U.S.) accounted for approximately 49 percent of total sales from continuing operations in fiscal year 2016. Our continuing operations also participated in 5 unconsolidated joint ventures, which we accounted for under the equity method of accounting and that generated revenues of approximately $1.1 billion in fiscal year 2016.

Our fiscal year ends on the Sunday nearest to September 30. Fiscal year 2016 ended on October 2, 2016, fiscal year 2015 ended on September 27, 2015, and fiscal year 2014 ended on September 28, 2014. All year and quarter references relate to our fiscal year and fiscal quarters unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end.

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

See Note 24 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for financial information by segment for continuing operations for each of the last three fiscal years, including information on sales and assets by geographic area. The heading "Products" below includes information on certain product sales for each of the last three fiscal years.

Business Strategies

We are currently a premier global supplier of a broad range of integrated systems, modules and components to OEMs and the aftermarket for the commercial vehicle, transportation and industrial sectors, and we believe we have market-leading positions in many of the markets we serve. We are working to enhance our leadership positions and capitalize on our existing customer, product and geographic strengths.    For additional market related discussion, see the Trends and Uncertainties section in Item 7.
Our business continues to address a number of other challenging industry-wide issues including the following:

•	Uncertainty around the global market outlook;

•	Volatility in price and availability of steel, components and other commodities;

•	Disruptions in the financial markets and their impact on the availability and cost of credit;

•	Volatile energy and transportation costs;

•	Impact of currency exchange rate volatility;

•	Consolidation and globalization of OEMs and their suppliers; and

•	Significant pension and retiree medical health care costs.

Other

Other significant factors that could affect our results and liquidity include:

•	Significant contract awards or losses of existing contracts or failure to negotiate acceptable terms in contract renewals;

•	Ability to successfully launch a significant number of new products, including potential product quality issues, and obtain new business;

•
Ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, following the United Kingdom's decision to exit the European Union, or in the event one or more other countries exit the European monetary union;

•	Ability to further implement planned productivity, cost reduction, and other margin improvement initiatives;

•	Ability to successfully execute strategic initiatives;

•	Ability to work with our customers to manage rapidly changing production volumes;

•	Ability to recover, and timing of recovery of, steel price and other cost increases from our customers;

•	Any unplanned extended shutdowns or production interruptions by us, our customers or our suppliers;

•	A significant deterioration or slowdown in economic activity in the key markets in which we operate;

•	Competitively driven price reductions to our customers;

•	Potential price increases from our suppliers;

•	Additional restructuring actions and the timing and recognition of restructuring charges, including any actions associated with the prolonged softness in markets in which we operate;

•	Higher-than-planned warranty expenses, including the outcome of known or potential recall campaigns;

•
Uncertainties of asbestos claim and other litigation, including the outcome of litigation with insurance companies regarding scope of asbestos coverage, and the long-term solvency of our insurance carriers; and

•	Restrictive government actions (such as restrictions on transfer of funds and trade protection measures, including export duties, quotas and customs duties and tariffs).

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

Successful Achievement of M2016; Foundation for M2019

The success we had in executing our three-year M2016 strategic plan fundamentally transformed our business for long-term sustainability. The plan, intended to drive value for our shareholders, customers and employees, clearly defined specific financial measures of success, including improved EBITDA margin, reduced debt (including retirement liabilities) and new business wins driven by organic growth, all of which were substantially achieved by the end of fiscal year 2016.

That plan focused on four major priorities, many of which will carry over into our M2019 strategic plan:

•	Drive operational excellence

•	Focus on customer value

•	Reduce product cost

•	Invest in a high-performing team

Drive Operational Excellence

The Operational Excellence priority emphasized our focus on executing the Meritor Production System, a lean manufacturing initiative designed to improve systems, processes, behaviors and capabilities primarily associated with five core metrics:

•
Safety - Total case rate is a measure of recordable workplace injuries normalized per 100 employees per year. We have initiated safety programs throughout our global operations to protect our employees. Our target for M2016 was to achieve a rate of less than 0.8. Our total case rate in fiscal 2016 was 0.76.

•
Quality - Through a focus on products, suppliers, lean operations, systems, people and technology, we are driving toward improving our quality as measured in parts per million (PPM). Our M2016 target was to achieve customer parts per million of less than 75. In fiscal year 2016, we achieved 50 PPM. This improvement was driven by a focus on prevention through robust problem solving, training and development.

•
Delivery - In fiscal year 2016, we achieved our OEM delivery performance goal of a 99 percent on-time delivery rate in our commercial truck business. Our intent is to maintain this high delivery rate for our customers.

•
Cost - Throughout M2016, we targeted - and achieved - net improvements of 2.6 percent each year for labor and burden cost reduction. Major areas of attention included better equipment utilization, reduced changeover time, elimination of waste, improved shift and asset utilization, investing in equipment to improve cycle time and flexibility, and employee involvement. Our work in this area had a significant impact on our financial results during the three-year period.

•
People - We encourage employees in our manufacturing facilities to submit at least three suggestions annually. In North America, we implemented approximately $1.5 million in improvements in fiscal year 2016 based on employee input. We also saw a significant improvement in employee engagement scores year over year from our salaried employees globally.

Throughout the company, teams are focused on improving workplace safety and quality, implementing cost savings ideas, increasing productivity and efficiency, and streamlining operations. In 2016, our trailer business earned the Platinum Supplier Award from Wabash National Corp. for excellence in supply chain performance.

Focus on Customer Value

We established three main goals for improving customer value as part of our M2016 plan. Our first goal was to introduce new products and win new business to drive profitable growth. Second, we worked closely with our customers to achieve the Meritor Value Proposition through pricing for value. Third, we committed to exceed our customer's goals with respect to quality, delivery, innovation, and customer service. During the last three years, the evidence of our success in achieving these goals was demonstrated through our continued ability to renew existing customer relationships and establish new customer relationships.

In fiscal year 2016, we significantly increased our penetration with PACCAR for rear axles in North America, Australia and Brazil, and we now have standard position on front steer axles with PACCAR. We also renewed our long-term partnership with Navistar upon signing a new five-year agreement. Under the terms of the agreement, Meritor retained standard position for brakes and rear axles with Navistar, as well as standard position for front axles in severe service, medium-duty and bus applications. We now have long-term pricing and positioning agreements with the four largest commercial truck OEMs in North America and our partnerships with each of them have never been stronger.

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

In the future, we believe there is significant revenue potential with an expanded product portfolio. Our current launch cycle is one of the most aggressive in our company’s history. We have worked with our customers to design axles, brakes, drivelines and suspensions that will enhance the value of their vehicles. There were several examples of this in fiscal 2016:

•
We introduced a lighter weight, more efficient axle carrier platform called the 13X, which is designed for Class 6 and 7 applications. Production is scheduled to begin in 2017. The 13X axle meets our OEM customers' requests for an axle that is lighter, more efficient and tailored to meet the needs of medium-duty applications.

•
We launched the MFS+, a lighter-weight, front-steer axle with the recognized performance of the company's MFS™ series while being easier to maintain. This axle, which has integrated components and an optimized design to reduce weight, represents the next step in the evolution of our front-steer axle offering.

•
We announced the expanded availability of the MFS™ Series of front non-drive axles to include a deep-drop axle option that offers end-users greater flexibility in packaging their vehicles. The new option, which includes deep axle drops of 4.76 and 5 inches, is ideal for auto hauling and refuse applications where lower vehicle ride heights are needed.

•
We launched Meritor’s DUALite Series of integrated systems for the bus and coach market in China which offers on-highway customers in the region fully-dressed axle options that are manufactured locally.

As industry trends continue to drive the need for equipment that complies with environmental and safety-related regulatory provisions, OEMs select suppliers based not only on the cost and quality of their products but also on their ability to meet stringent environmental and safety requirements and to service and support the customer after the sale. We use our technological and market expertise to develop and engineer products that address mobility, safety, regulatory and environmental concerns.

One way in which we have worked to address safety is that we have implemented a strategy of focusing on products and technologies that enhance overall vehicle braking performance. Our commitment to designing and manufacturing braking solutions for the commercial vehicle market has resulted in more commercial vehicles in North America having Meritor brakes than any other brake manufacturer. We believe Meritor’s EX+ air disc brakes are among the highest performing brakes in the marketplace. In Europe, a region where air disc brakes are much more widely adopted, we have sold more than 5 million ELSA air disc brakes - a testament to the quality, reliability and performance of this brake platform.

We are recognized globally for our capabilities in designing, testing and manufacturing high quality drivetrain and braking products that optimize overall performance. Our manufacturing facility in Lindesberg, Sweden received the Swedish Assembly Award 2016 for advancing assembly technology. Specifically, we consolidated production for all families of bolted carriers into a single universal assembly line that utilizes smart sequencing and material flow enhancements, thus creating a flexible line that supports a wide variety of customer needs. The facility’s transformation led to best-in-class delivery and productivity and significantly improved quality enabling the plant to produce thousands of different axle configurations on a just-in-time basis for our customers.

We effectively manage complexity for low volumes and support our customers’ needs during periods of peak volumes. The quality, durability and on-time delivery of our products has earned us strong positions in the markets we support. As we seek to extend and expand our business with existing customers and establish relationships with new ones, our objective is to ensure we are getting a fair value for the recognized benefits of our products and services and the strong brand equity we hold in the marketplace.

We believe the quality of our core product lines, our ability to service our products through our aftermarket capabilities, and our sales and service support teams give us a competitive advantage. An important element of being a preferred supplier is the ability to deliver service through the entire life cycle of the product. Also, as our industry becomes more global, our manufacturing footprint around the world and our ability to supply customers with regionally-tailored product solutions are competencies of increasing importance.

Reduce Product Cost

We instituted a broad collaborative effort among our Purchasing, Engineering, Supply Chain, Quality and Operations departments to manage product costs with a target of achieving annual net material reductions (measured against controllable spend) of 2.5 percent annually, which was achieved each year during M2016. We are driving such material performance using three different approaches: commercial negotiations, best-cost-country sourcing, and technical innovation.

Increasing inventory turns is an important element of improving our working capital performance. We believe we can improve our inventory turnover rate from our current levels. By reducing inventory, we expect to generate more cash to reinvest in our business, repay debt and/or return value to shareholders. We are employing various approaches including localization of our supply base where possible; warehousing close to our facilities for imported supply; improved demand planning; increased accuracy in production forecasting; and minimizing or eliminating inventory held to support certain low-volume products.

Invest in a High-Performing Team

Investing in a high-performing team is fundamental to having an engaged and aligned workforce. As part of our M2016 objectives, we set targets to strengthen the level of engagement from our employees, build a more diverse culture and make additional tools available for career development.

Our goal for M2016 was to achieve a top quartile score on twelve key engagement factors as measured by a third-party survey administered to a majority of our salaried employees annually. To achieve this, the leadership team made a dedicated effort to improve employee satisfaction in all regions. Some of those initiatives included:

•Cross-functional assignments
•Mentoring programs
•Succession development program
•Business resource groups
•Training and skill assessment and development

As a result, we dramatically improved our employee engagement score moving to a top quartile score in eleven of the twelve engagement factors.

Transition to M2019 Growth-Focused Strategy

Our M2019 strategic plan reinforces the important elements of M2016 and goes further from a growth perspective. Looking at the strong foundation we have built over the past three years, we are committed to maintaining the operational improvements we have achieved, while simultaneously initiating actions focused on growth. The financial stability driven by M2016 allows for more investment in these strategies, which we anticipate will lead to a rate of return our investors expect over the next three fiscal years.

The financial targets we set for this three year plan are the following:

•Grow revenue at 20 percent above market levels
•Increase adjusted diluted earnings per share from continuing operations by $1.25
•Reduce the ratio of net debt to Adjusted EBITDA to less than 1.5

(see Non-GAAP Financial Measures below)

To achieve these targets, we have now focused the organization on three main priorities:

•Exceeding customer expectations
•Transforming to a growth-oriented organization
•Continuing to invest in employees

Exceed Customer Expectations

Over the past three years, we have worked hard to become an innovation partner to our customers. From concept to launch, we work closely together to ensure we are designing reliable and high quality products that meet or exceed their expectations. In our M2019 plan, we have set a quality target of 25 PPM. We believe this will further differentiate us in the commercial vehicle industry.

We also want to continue the excellent delivery performance we have demonstrated at greater than 99 percent and we will continue our focus on driving down operating costs through material cost-reduction and labor and burden improvements. We are targeting achievement of 1.5 percent improvement per year.

Transform to a Growth Oriented Organization

We know that despite changes in global market conditions, we must generate top-line growth. We have designed the M2019 plan to enable us to achieve the growth we seek while operating in a cyclical industry that can be greatly impacted by economic and political factors by initiating actions focused on growth, including increasing rates of new product development, new market development, new business with existing strategic customers, and expansion into adjacent markets.

We have rapidly increased the pace of product introduction which is a key component to growing revenue. Prior to M2016, we launched approximately three programs annually. For M2019, we expect to introduce seven or more programs per year across our product portfolio and geographic regions. We are developing these jointly with our customers for their future product programs, and we have line of sight to revenue streams for each of these products.

We expect to continue to broaden our relationships with our global strategic customers, earn the business of new customers, increase aftermarket share in our core product areas, expand our components business by utilizing our time-proven core competencies of forging, machining and gearing, and enter near adjacent markets that we believe will be a good match with our core competencies. While we are planning for the majority of our growth to be organic, we anticipate allocating capital for targeted acquisitions that could be an accelerant in our growth trajectory.

Invest in Employees

We will also continue to drive the close alignment of our global Meritor team to the company's objectives, which was a key driver of the success we experienced in our M2016 strategic plan. We believe that our strength to compete in the global market is dependent upon the engagement of every Meritor employee and that a high-performing team is critical to the level of performance we want to achieve. We have a strong and experienced leadership group and a committed team, both of which are focused on sustaining the strong foundation we built in M2016 and delivering on our M2019 performance objectives. We will also continue to diversify our workforce because we recognize the value of different opinions and backgrounds in a company as global as Meritor.

We have established a variety of development and training programs to help our employees grow as we grow, and we will continue to measure the engagement of our employees to ensure we are building on the competencies that are important to our future.

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

The following chart sets forth, for each of the fiscal years 2016, 2015 and 2014, information about product sales comprising more than 10% of consolidated revenue in any of those years. A narrative description of our principal products follows the chart.

Product Sales:

	Fiscal Year Ended September 30,
	2016	2015	2014
Axles, Undercarriage and Drivelines	73%	74%	78%
Brakes and Braking Systems	25%	25%	21%
Other	2%	1%	1%
Total	100%	100%	100%

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

Brakes and Braking Systems

We believe we are one of the leading independent suppliers of air brakes to medium- and heavy-duty commercial vehicle manufacturers in North America and Europe. In Brazil, one of the largest truck and trailer markets in the world, we believe that Master Sistemas Automotivos Limitada, our 49%-owned joint venture with Randon S. A. Implementos e Participações, is a leading supplier of brakes and brake-related products.

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

Customers; Sales and Marketing

Meritor has numerous customers worldwide and has developed long-standing business relationships with many of these customers. Our ten largest customers accounted for approximately 73 percent of our total sales in fiscal year 2016. Sales to our largest three customers, AB Volvo, Daimler AG and Navistar International Corporation represented approximately 23 percent, 18 percent and 9 percent, respectively, of our sales in fiscal year 2016. No other customer accounted for 10% or more of our total sales in fiscal year 2016.

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

We have established leading positions in many of the markets we serve as a global supplier of a broad range of drivetrain systems, brakes and components. Based on available industry data and internal company estimates, our market-leading positions include independent truck drive axles (i.e., those manufactured by an independent, non-captive supplier) in North America, Europe, South America and India through a joint venture; truck drivelines in North America; truck air brakes in North America and South America (through a joint venture); and military wheeled vehicle drivetrains, suspensions and brakes in North America.

Our global customer portfolio includes companies such as AB Volvo, Daimler AG, Navistar International Corporation, Oshkosh, MAN, Iveco, PACCAR, Ashok Leyland, Scania, XCMG, Wabash National and Ford.

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

Our product offerings allow us to service all stages of our customers’ vehicle ownership lifecycle. In North America, we stock and distribute hundreds of parts from top national brands to our customers or what we refer to as our “all makes” strategy. Our district field managers call on our OEM and independent customers to market our full product line capabilities on a regular basis to seek to ensure that we satisfy our customers’ needs. Our aftermarket business sells products under the following brand names: Meritor; Meritor Wabco; Euclid; Trucktechnic; Meritor Green; and Meritor AllFit.

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

Our major competitors for axles are Dana Holding Corp. and, in certain markets, OEMs that manufacture axles for use in their own products. Emerging competitors for axles include Daimler Truck North America’s Detroit Axle and American Axle Corporation, ZF Friedrichshafen in Europe, and from China, Hande, Fuwa and Ankai. Our major competitors for brakes are WABCO, Bendix/Knorr Bremse and, in certain markets, OEMs that manufacture brakes for use in their own products. Our major competitors for industrial applications are MAN, AxleTech International, Oshkosh, AM General, Marmon-Herrington, Dana Holding Corp., Knorr, Kessler & Co., Carraro, NAF, Sisu and, in certain markets, OEMs that manufacture industrial products for use in their own vehicles. Our major competitors for trailer applications are Hendrickson, BPW and SAF-Holland.

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

Acquisitions, Divestitures and Restructuring

As described above, our business strategies are focused on enhancing our market position by continuously evaluating the competitive differentiation of our product portfolio, focusing on our strengths and core competencies, and growing the businesses that offer the most attractive returns. Implementing these strategies involves various types of strategic initiatives.

As part of our M2019 strategy, we are evaluating acquisition opportunities that fit strategically with our core competencies and growth initiatives and continuously reviewing the prospects of our existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued. In the fourth quarter of fiscal year 2015, we completed the acquisition of the majority of the assets of Sypris Solutions, Inc.’s Morganton, North Carolina trailer axle beam and carrier manufacturing facility (see Note 6 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below). In the fourth quarter of fiscal year 2014, we completed the disposition of our Mascot all-makes remanufacturing business, which was part of the Aftermarket & Trailer segment (see Note 3 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below).

Restructuring Actions

Fourth Quarter 2016 Market Related Actions: In response to the decline in revenue in North America and South America, during the fourth quarter of fiscal year 2016, we approved various headcount reduction plans targeting different areas of the business. We expect to incur an aggregate of $10 million in restructuring costs associated with these plans, primarily related to a total reduction of approximately 100 salaried and hourly positions. During the fourth quarter of fiscal year 2016, we incurred a total of $5 million in restructuring costs in the Commercial Truck & Industrial segment, $1 million in Aftermarket & Trailer segments and $2 million in their corporate locations. Restructuring actions with these plans are expected to be substantially complete by the first half of fiscal year 2017.
Aftermarket Actions: During the third quarter of fiscal year 2016, we approved various restructuring plans in the North American and European aftermarket businesses.  We expect to incur an aggregate of approximately $8 million in restructuring costs associated with these plans in the Aftermarket & Trailer segment primarily for severance. We recorded $5 million of restructuring costs during the third quarter of fiscal year 2016. Restructuring actions associated with these plans are expected to be completed by the end of fiscal year 2017.
Other Fiscal 2016 Actions: During the first half of fiscal year 2016, we recorded restructuring costs of $3 million primarily associated with a labor reduction program in China in the Commercial Truck & Industrial segment and a labor reduction program in the Aftermarket and Trailer segment. Restructuring actions with these plans were substantially complete as of September 30, 2016.
M2016 Footprint Actions: As part of the our M2016 Strategy, during fiscal year 2013 we announced a North American footprint realignment action and a European shared services reorganization. Restructuring actions associated with these programs were substantially complete as of September 30, 2015. In total, we eliminated approximately 140 hourly and salaried positions and incurred approximately $7 million of associated restructuring costs, primarily in the Commercial Truck & Industrial segment in connection with the consolidation of certain gearing and machining operations in North America and the closure of a North America manufacturing facility.
South America Labor Reduction: During the fiscal years 2014 and 2015, we completed a South America headcount reduction plan intended to reduce labor costs in response to softening economic conditions in the region. In response to decreasing production volumes in South America, we eliminated approximately 420 hourly and 40 salaried positions and incurred $13 million of restructuring costs, primarily severance benefits, in the Commercial Truck & Industrial segment. This plan was substantially complete as of September 30, 2015.

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

Joint Ventures

As the industries in which we operate have become more globalized, joint ventures and other cooperative arrangements have become an important element of our business strategies. These strategic alliances provide for sales, product design, development and manufacturing in certain product and geographic areas. As of September 30, 2016, our continuing operations participated in the following non-consolidated joint ventures:

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

Aggregate sales of our non-consolidated joint ventures were $1,101 million, $1,288 million and $1,268 million in fiscal years 2016, 2015 and 2014, respectively.

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

Research and Development

We have significant research, development, engineering and product design capabilities. We spent $68 million in fiscal year 2016, $69 million in fiscal year 2015 and $71 million in fiscal year 2014 on company-sponsored research, development and engineering. We employ professional engineers and scientists globally and have additional engineering capabilities through contract arrangements in low-cost countries. We also have advanced technical centers in North America, South America, Europe and Asia Pacific (primarily in India and China).

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

Employees

At September 30, 2016, we had approximately 8,000 full-time employees (which includes consolidated joint ventures). At that date, no employees in the United States and Canada were covered by collective bargaining agreements. Most of our facilities outside of the United States and Canada are unionized. We believe our relationship with unionized employees is satisfactory.

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

We have been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined. In addition to Superfund sites, various other lawsuits, claims and proceedings have been asserted against us, alleging violations of federal, state and local environmental protection requirements or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. We have established reserves for these liabilities when they are considered to be probable and reasonably estimable. See Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for information as to our estimates of the total reasonably possible costs we could incur and the amounts recorded as a liability as of September 30, 2016, and as to changes in environmental accruals during fiscal year 2016.

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

International Operations

We believe our international operations provide us with geographical diversity and help us to weather the cyclical nature of our business. Approximately 46 percent of our total assets as of September 30, 2016 and 49 percent of fiscal year 2016 sales from continuing operations were outside the U.S. See Note 24 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for financial information by geographic area for the three fiscal years ended September 30, 2016.

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

See section Trends and Uncertainties in Item 7. Management's Discussion and Analysis for estimated commercial truck production volumes for selected original equipment ("OE") markets based on available sources and management's estimates.

Available Information

We make available free of charge through our web site (www.Meritor.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings we make with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed. The information contained on the company’s website is not included in, or incorporated by reference into, this annual report on Form 10-K.

Cautionary Statement

This Annual Report on Form 10-K contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to reliance on major OEM customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to manage demand expectations in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on our European operations, or financing arrangements related thereto following the United Kingdom's decision to exit the European Union or, in the event one or more other countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, restrictive government actions regarding trade, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); risks related to our joint ventures; rising costs of pension and other postemployment benefits; the ability to achieve the expected benefits of strategic initiatives and restructuring actions; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development and launch of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental, asbestos-related or other matters; possible changes in accounting rules; ineffective internal controls; and other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of this Annual Report on Form 10-K: Item 1. Business , “Customers; Sales and Marketing”; “Competition”; “Raw Materials and Supplies”; “Employees”; “Environmental Matters”; “International Operations”; and “Seasonality; Cyclicality”; Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

We may not be able to execute our M2019 Strategy.

At the beginning of fiscal 2016, we announced our M2019 Strategy, a three-year plan to drive growth and increase shareholder value. In connection with the plan, we established certain financial goals relating to revenue growth, profit improvement and capital allocation. The M2019 Strategy is based on our current planning assumptions, and achievement of the plan is subject to a number of risks. Our assumptions include that we are able to successfully launch new products, secure new business wins, expand our current customer relationships, reduce debt, reduce costs and increase pricing, and that any increases in raw materials prices are substantially offset by customer recovery mechanisms. If our assumptions are incorrect, if management is not able to execute the plan or if our business suffers from any number of additional risks set forth herein, we may not be able to achieve the financial goals we have announced for M2019.

We depend on large OEM customers, and loss of sales to these customers or failure to negotiate acceptable terms in contract renewal negotiations, or to obtain new customers, could have an adverse impact on our business.

We are dependent upon large OEM customers with substantial bargaining power with respect to price and other commercial terms. In addition, we have long-term contracts with certain of these customers that are subject to renegotiation and renewal from time to time. Loss of all or a substantial portion of sales to any of our large volume customers for whatever reason (including, but not limited to, loss of contracts or failure to negotiate acceptable terms in contract renewal negotiations, loss of market share by these customers, insolvency of such customers, reduced or delayed customer requirements, plant shutdowns, strikes or other work stoppages affecting production by such customers), continued reduction of prices to these customers, or a failure to obtain new customers, could have a significant adverse effect on our financial results. There can be no assurance that we will not lose all or a portion of sales to our large volume customers, or that we will be able to offset any reduction of prices to these customers with reductions in our costs or by obtaining new customers.

During fiscal year 2016, sales to our three largest customers, AB Volvo, Daimler AG and Navistar International Corporation represented approximately 23 percent, 18 percent and 9 percent, respectively. No other customer accounted for 10% or more of our total sales in fiscal year 2016.

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

Production and sales in the commercial vehicle market have been volatile in recent years. Our business may experience difficulty in adapting to rapidly changing production and sales volumes. In an upturn of the cycle, when demand increases for production, we may have difficulty in meeting such extreme or rapidly increasing demand. This difficulty may include not having sufficient manpower or working capital to meet the needs of our customers or relying on other suppliers who may not be able to respond quickly to a changed environment when demand increases rapidly. In contrast, in the downturn of the cycle, we may have difficulty sustaining profitability given fixed costs (as further discussed below).

 A downturn in the global economy could materially adversely affect our results of operations, financial condition and cash flows.

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

On November 30, 2016, our Standard & Poor’s corporate credit rating, senior secured credit rating, and senior unsecured credit rating were B+, BB and B, respectively. Our Moody’s Investors Service corporate credit rating, senior secured credit rating, and senior unsecured credit rating are B1, Ba1 and B2, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.

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

Disruptions in the financial markets, including the bankruptcy, insolvency or restructuring of certain financial institutions, and the lack of liquidity generally could impact the availability and cost of incremental credit for many companies and may adversely affect the availability of credit already arranged. Such disruptions could adversely affect the U.S. and world economy, further negatively impacting consumer spending patterns in the transportation and industrial sectors. In addition, as our customers and suppliers respond to rapidly changing consumer preferences, they may require access to additional capital. If that capital is not available or its cost is prohibitively high, their business would be negatively impacted which could result in further restructuring or even reorganization under bankruptcy laws. Any such negative impact, in turn, could negatively affect our business either through loss of sales to any of our customers so affected or through inability to meet our commitments (or inability to meet them without excess expense) because of loss of supplies from any of our suppliers so affected. There are no assurances that government responses to these disruptions would restore consumer confidence or improve the liquidity of the financial markets.

In addition, disruptions in the capital and credit markets, as were experienced in the recent past, could adversely affect our ability to draw on our senior secured revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from Meritor and other borrowers within a short period of time. Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

Continued fluctuation in the prices of raw materials and transportation costs has adversely affected our business and, together with other factors, will continue to pose challenges to our financial results.

Prices of raw materials, primarily steel, for our manufacturing needs and costs of transportation have fluctuated sharply in past years, including rapid increases which had a negative impact on our operating income for certain periods. These steel price increases, along with increasing transportation costs, created pressure on profit margins, and if they recur in the future, they could unfavorably impact our financial results going forward. While we have had steel pricing adjustment programs in place with most major OEMs, the price adjustment programs have tended to lag the increase in steel costs and have generally not contemplated all non-index-related increases in steel costs. Raw material price fluctuation, together with the volatility of the commodity markets will continue to pose risks to our financial results. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, our operating income could be adversely affected.

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

As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including risks in connection with our transactions that are denominated in foreign currencies. While we employ financial instruments to hedge certain of our foreign currency exchange risks relating to these transactions, our efforts to manage these risks may not be successful. In addition, we translate sales and other results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income, while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal years 2014, 2015 and 2016, our reported financial results were adversely affected by appreciation of the U.S. dollar against foreign currencies.

A disruption in supply of raw materials or parts could impact our production and increase our costs.

Some of our significant suppliers have experienced weak financial condition in recent years . In addition, some of our significant suppliers are located in developing countries. We are dependent upon the ability of our suppliers to meet performance and quality specifications and delivery schedules. The inability of a supplier to meet these requirements, the loss of a significant supplier, or any labor issues or work stoppages at a significant supplier could disrupt the supply of raw materials and parts to our facilities and could have an adverse effect on us.

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

We have a significant number of facilities and operations outside the United States, including investments and joint ventures in developing countries. During fiscal year 2016, approximately 49 percent of our sales from continuing operations were generated outside of the United States. Our strategy to grow in emerging markets may put us at risk due to the risks inherent in operating in such markets. Our international operations are subject to a number of risks inherent in operating abroad, including, but not limited to:

•	risks with respect to currency exchange rate fluctuations (as more fully discussed above);

•	risks to our liquidity if the European monetary union were to dissolve and we were unable to renegotiate European factoring agreements;

•	risks arising from the United Kingdom's decision to exit the European Union, or in the event one or more other countries exit the European monetary union;

•	local economic and political conditions;

•	disruptions of capital and trading markets;

•	possible terrorist attacks or acts of aggression that could affect vehicle production or the availability of raw materials or supplies;

•	restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties, quotas and customs duties and tariffs);

•	changes in legal or regulatory requirements;

•	import or export licensing requirements;

•	limitations on the repatriation of funds;

•	difficulty in obtaining distribution and support;

•	nationalization;

•	the laws and policies of the United States affecting trade, foreign investment and loans;

•	the ability to attract and retain qualified personnel;

•	tax laws; and

•	labor disruptions.

There can be no assurance that these risks will not have a material adverse impact on our ability to increase or maintain our foreign sales or on our financial condition or results of operations.

Certain of our operations are conducted through joint ventures which have unique risks.

We conduct certain of our operations through joint ventures, many of which act as our suppliers, pursuant to the terms of the agreements that we entered into with our partners. We may share management responsibilities and information with one or more partners that may not share our goals and objectives. Additionally, one or more partners may fail to satisfy contractual obligations, conflicts may arise between us and any of our partners, the ownership of one of our partners may change or our ability to control decision making or compliance with applicable rules and regulations may be limited. Additionally, our ability to sell our interest in a joint venture may be subject to contractual and other limitations. Accordingly, any of the foregoing could adversely affect our results of operations, financial condition and cash flow.

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

One of our subsidiaries, Maremont Corporation, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. We acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. We, along with many other companies, have also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of products of Rockwell International Corporation ("Rockwell"). Liability for these claims was transferred to us at the time of the spin-off of Rockwell's automotive business to Meritor in 1997.

The uncertainties of asbestos claim and other litigation including the outcome of litigation with insurance companies regarding the scope of asbestos coverage, and the long-term solvency of our insurance carriers, make it difficult to predict accurately the ultimate resolution of asbestos claims. The possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process increases that uncertainty. Although we have established reserves to address asbestos liability and corresponding receivables for recoveries from our insurance carriers, if our assumptions with respect to the nature of pending and future claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for asbestos-related claims, and the effect on us, could differ materially from our current estimates and, therefore, could have a material impact on our financial position and results of operations.

We are exposed to the rising cost of pension and other postemployment benefits.

The commercial vehicle industry, like other industries, continues to be impacted by the cost of pension and other postemployment benefits. In estimating our expected obligations under our pension and postemployment benefit plans, we make certain assumptions as to economic and demographic factors, such as discount rates, investment returns and health care cost trends. If actual experience of these factors is worse than our assumptions, our obligations could grow which could in turn increase the amount of mandatory contributions to these plans in the coming years. Our pension plans and other postemployment benefits are underfunded by $160 million and $447 million, respectively, as of September 30, 2016.

Impairment in the carrying value of long-lived assets and goodwill could negatively affect our operating results and financial condition.

We have a significant amount of long-lived assets and goodwill on our consolidated balance sheet. Under generally accepted accounting principles, long-lived assets, excluding goodwill, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors cause our operating results and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill must be evaluated for impairment at least annually. If the carrying value of our reporting units exceeds their current fair value, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment in the value of our long-lived assets and goodwill include changes impacting the industries in which we operate, particularly the impact of any downturn in the global economy, as well as competition and advances in technology, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or operating results. If the value of long-lived assets or goodwill is impaired, our earnings and financial condition could be adversely affected.

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

A breach or failure of our information technology infrastructure could adversely impact our business and operations.

We recognize the increasing volume of cyber-attacks and employ commercially practical efforts to provide reasonable assurance such attacks are appropriately mitigated. Each year, we evaluate the threat profile of our industry to stay abreast of trends and to provide reasonable assurance our existing countermeasures will address any new threats identified. Despite our implementation of security measures, our IT systems and those of our service providers are vulnerable to circumstances beyond our reasonable control including acts of malfeasance, acts of terror, acts of government, natural disasters, civil unrest, and denial of service attacks any of which may lead to the theft of our intellectual property and trade secrets, or business disruption. To the extent that any disruption or security breach results in a loss or damage to our data or an inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, suppliers and employees, and lead to claims against the company and ultimately harm our business. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Ineffective internal controls could impact our business and financial results.

Our internal control over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in our implementation, our business and financial results could be harmed and we could fail to meet our financial reporting obligations. For example, in connection with management’s evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016, management determined that we did not maintain effective controls over the design and operating effectiveness of our controls over the assessment of uncertain tax positions and our deferred tax asset valuation allowance. Management determined that these ineffective controls over income tax accounting constituted material weaknesses. See Item 9A, Controls and Procedures, for a discussion of our internal control over financial reporting, including a discussion of the material weaknesses. If the new controls being implemented to address the material weaknesses and to strengthen the overall internal control over accounting for income taxes are not designed or do not operate effectively, if we are unsuccessful in implementing or following these new processes or are otherwise unable to remediate these material weaknesses, this may result in untimely or inaccurate reporting of our financial condition or results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At September 30, 2016, our operating segments, including all consolidated joint ventures, had the following facilities in the United States, Europe, South America, Canada, Mexico and the Asia-Pacific region. For purposes of these numbers, multiple facilities in one geographic location are counted as one facility.

	Manufacturing and Distribution Facilities	Engineering Facilities, Sales Offices, Warehouses and Service Centers
Commercial Truck & Industrial	18	15
Aftermarket & Trailer	6	8
Other	—	5
Total	24	28
These facilities had an aggregate floor space of approximately 9.1 million square feet, substantially all of which is in use. We owned approximately 64 percent and leased approximately 36 percent of this floor space. Substantially all of our owned domestic plants and equipment are subject to liens securing our obligations under our revolving credit facility with a group of banks (see Note 16 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data). In the

opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

A summary of floor space (in square feet) of these facilities at September 30, 2016, (including new space under construction) is as follows:

	Owned Facilities			Leased Facilities
Location	Commercial Truck & Industrial	Aftermarket & Trailer	Other	Commercial Truck & Industrial	Aftermarket & Trailer	Other	Total
United States	2,029,291	769,037	417,800	401,539	526,226	—	4,143,893
Canada	—	—	—	—	65,272	—	65,272
Europe	1,870,150	68,326	—	528,076	67,087	13,308	2,546,947
Asia-Pacific	173,155	—	—	998,641	87,335	—	1,259,131
Latin America	494,913	—	—	571,743	—	—	1,066,656
Total	4,567,509	837,363	417,800	2,499,999	745,920	13,308	9,081,899

Item 3. Legal Proceedings.

•
See Note 20 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for information with respect to three class action lawsuits filed against the company as a result of modifications made to our retiree medical benefits.

•
See Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for information with respect to asbestos-related and product liability litigation.

•
See Item 1. Business, “Environmental Matters” and Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for information relating to environmental proceedings.

•
On July 10, 2014, Sistemas Automotrices de Mexico, S.A. de C.V. (“Sisamex”), a Mexican joint venture between our subsidiary Meritor Heavy Vehicle Systems, LLC (“Meritor HVS”) and Quimmco, S.A. de C.V. ("Quimmco"), filed a lawsuit against Meritor HVS in the Northern District of Illinois, seeking, among other relief, a declaration of Sisamex’s exclusive right to manufacture certain products and the components thereof for sale in Mexico. On July 13, 2014, Meritor HVS filed a lawsuit against Sisamex and Quimmco in the Northern District of Illinois, seeking, among other relief, a declaration that Sisamex may not manufacture without Meritor HVS's consent the components at issue in Sisamex's lawsuit and that Sisamex must instead purchase those components from Meritor HVS. On July 23, 2014, the parties to the two actions filed a joint motion seeking an order that the two actions are related and that both actions be heard before the same judge. The motion was granted. Shortly after the cases were filed, both parties filed cross motions to dismiss the other party’s complaint. The Court heard oral arguments on the motions on November 24, 2014 and on January 28, 2015 denied both parties' motions. Discovery was completed in February 2016.  Sisamex then filed a motion for summary judgment on July 15, 2016, and the court heard the motion on October 14, 2016. We expect that the court will rule upon the motion within 90 days of the hearing date. If the motion for summary judgment is not granted by the Court, trial is currently expected to take place sometime during 2017.

•
In March 2016, we were served with a complaint filed against our company and other defendants in the United States District Court for the Eastern District of Michigan. The complaint is a proposed class action and alleges that we violated federal and state antitrust and other laws in connection with a former business of ours that manufactured and sold exhaust systems for automobiles. The alleged class is comprised of persons and entities that purchased or leased a passenger vehicle during a specified time period. In April 2016, we were served with a virtually identical suit also naming the company as a defendant on behalf of a purported class of automobile dealers. In September 2016, we filed a motion to dismiss. We intend to defend ourselves vigorously against these claims. We believe at this time that liabilities associated with this case, while possible, are not probable, and therefore we have not recorded any accrual for them as of September 30, 2016. Further, any possible range of loss cannot be reasonably estimated at this time.

•
In April 2016, we were served with several complaints filed against our company and other defendants in the United States District Court for the Northern District of Mississippi. The complaints were amended in July 2016. These complaints allege damages, including diminution of property value, concealment/fraud and emotional distress resulting from alleged environmental pollution in and around a neighborhood in Grenada, Mississippi. Rockwell owned and operated a facility near the neighborhood from 1965 to 1985. We filed answers to the complaints in July 2016 and intend to defend ourselves vigorously against these claims. We believe at this time that liabilities associated with this case, while possible, are not probable, and therefore we have not recorded any accrual for them as of September 30, 2016. Further, any possible range of loss cannot be reasonably estimated at this time.

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

Item 4A. Executive Officers of the Registrant.

The name, age, positions and offices held with Meritor and principal occupations and employment during the past five years of each of our executive officers as of December 1, 2016, are as follows:

Jeffrey A. Craig, 56 - Chief Executive Officer and President since April 2015 and President and Chief Operating Officer from June 2014 until April 2015. Mr. Craig has served as a director of Meritor since April 2015. Senior Vice President and President, Commercial Truck and Industrial from February 2013 until May 2014. Senior Vice President and Chief Financial Officer from May 2008 until January 2013. Acting Controller from May 2008 to January 2009. Senior Vice President and Controller from May 2007 until May 2008. Vice President and Controller from May 2006 until April 2007. Prior to joining Meritor, he was President and Chief Executive Officer of GMAC Commercial Finance (commercial lending service) from 2001 to May 2006 and President and Chief Executive Officer of GMAC’s Business Credit division from 1999 to 2001. He joined GMAC as general auditor in 1997 from Deloitte & Touche, where he served as an audit partner.

Kevin Nowlan, 44 - Senior Vice President and Chief Financial Officer since May 2013. Vice President and Chief Financial Officer from February 2013 until April 2013. Vice President and Controller from December 2010 until February 2013 and Vice President and Treasurer from July 2009 until his appointment as Vice President and Controller. From July 2008 until July 2009, served as Vice President and Assistant Treasurer of Meritor and from March 2007 until July 2008 served as Vice President of Shared Services. Prior to joining Meritor, Mr. Nowlan worked in various roles at GMAC and General Motors Corporation from 1995 through March 2007.

April Miller Boise, 48 - Senior Vice President, General Counsel and Corporate Secretary since August 2016. Prior to joining Meritor, Ms. Boise was Senior Vice President, General Counsel, Head of Global Mergers and Acquisitions and Corporate Secretary at Avintiv, Inc. (formerly known as The Polymer Group). From 2011 until 2015, she was Vice President, General Counsel, Corporate Secretary and Chief Privacy Officer at Veyance Technologies, Inc. (formerly known as Goodyear Engineered Products). From 1999 to 2010, Ms. Boise was an attorney with Thompson Hine LLP, where she held positions of increasing responsibility, including Managing Partner, Cleveland Office, Executive Committee Member and Hiring Partner 2009-2010; Chair, Private Equity Group, 2007-2010; Co-Founder and Chair, Women’s Initiative, 2006-2009; and Partner, Corporate Transactions and Securities, 2002-2010.

Timothy Heffron, 52 - Vice President, Human Resources and Chief Information Officer since August 2013. Vice President, Chief Information Officer and Shared Services from July 2011 until August 2013. Vice President of Shared Services from June 2008 until July 2011. Prior to joining Meritor, Mr. Heffron was Executive Vice President and Chief Information Officer of GMAC Commercial Finance from January 2002 until June 2008, Director of Reengineering for GMAC from December 1999 until December 2001, Director of Global Information Technology Audit for General Motors Corporation from June 1999 until November 1999. Assistant General Auditor for GMAC from March 1998 until May 1999. Prior to that, Mr. Heffron spent nine years in public accounting, most recently as an audit senior manager with Ernst & Young.

Chris Villavarayan, 46 - President, Americas since February 2014. Vice President of Global Manufacturing and Supply Chain Management from June 2012 until February 2014. Managing Director of Meritor India and CEO of MHVSIL and Automotive Axles Ltd. (joint venture between Meritor and Kalyani Group of India) from December 2009 until June 2012. General Manager of European Operations and Worldwide Manufacturing Planning and Strategy from June 2007 until December 2009. Director of Manufacturing Performance Plus from November 2006 until June 2007. Regional Manager of Continuous Improvement from

July 2005 until November 2006. Industrialization Project Manager from September 2001 until July 2005. Site Manager of Meritor St. Thomas, Ontario facility from June 2000 until September 2001.

Joseph Plomin, 54 - President, International since January 2014. Vice President of International from July 2013 until January 2014. Vice President of Global Brakes from May 2012 until July 2013. Vice President of Truck North America and South America from July 2011 until May 2012. Vice President of Commercial Vehicle Systems Truck from September 2007 until July 2011. Prior to joining Meritor, Mr. Plomin held a variety of executive positions at Delco Remy International, including Senior Vice President of Sales/Marketing/Product Line Management from October 2006 until September 2007; President of Electrical Aftermarket from February 2006 until October 2006; General Manager/Senior Vice President of Heavy Duty/Industrial Division from June 2001 until February 2006; and Senior Vice President of Sales and Marketing, Electrical Division from September 1998 until December 2000.

Robert Speed, 45 - President, Aftermarket & Trailer and Chief Procurement Officer since April 2015. Vice President and Chief Procurement Officer from February 2014 until April 2015. Vice President of Procurement from March 2013 until February 2014. Vice President of Purchasing from January 2012 until March 2013. Managing Director of Meritor’s Australia operations from July 2010 until January 2012. Senior Director of Finance, Truck Americas, from February 2009 until July 2010. Senior Director of Finance, Truck Group, from July 2008 until February 2009. Director of Finance for Truck and Procurement from January 2008 until July 2008. Director of Financial Planning and Analysis from March 2006 until January 2008. Prior to joining Meritor, Mr. Speed was Manager of Capital Markets at NOP Automotive Worldwide from February 2005 until March 2006. Director of Finance & Administration at NOP Automotive Worldwide from September 2000 until June 2003. Manager of Finance at NOP Automotive Worldwide from February 2000 until August 2000. M&A Arbitrage Trader at Peter Securities, LLC from July 1998 until February 2000. Senior Equity Trader at First of America Bank from May 1997 until July 1998.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Meritor's common stock, par value $1 per share (“Common Stock”), is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol "MTOR." On November 30, 2016, there were 15,041 shareholders of record of Meritor's Common Stock.

The high and low sale prices per share of Meritor Common Stock for each quarter of fiscal years 2016 and 2015 were as follows:

	Fiscal Year 2016		Fiscal Year 2015
Quarter Ended	High	Low	High	Low
December 31	$11.85	$7.57	$14.99	$9.73
March 31	8.30	6.11	15.46	12.04
June 30	8.95	6.44	14.42	12.25
September 30	11.29	6.92	14.22	10.98

There were no dividends declared and paid in fiscal year 2016 or in fiscal year 2015. Our payment of cash dividends and the amount of the dividend are subject to review and change at the discretion of our Board of Directors.

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

Issuer repurchases

 The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1- 31, 2016	58,275	$6.87	58,275	$—
August 1- 31, 2016	—	—	—	—
September 1 30, 2016	—	—	—	—
Total	58,275		58,275

(1)
On June 23, 2014, we announced that our Board of Directors authorized the repurchase of up to $210 million of our equity and equity-linked securities (including convertible debt securities), subject to the achievement of our M2016 net debt reduction target and compliance with legal and regulatory requirements and our debt covenants. In September 2014, our Board authorized the repurchase of up to $40 million of our equity or equity-linked securities (including convertible debt securities) under the $210 million authorization that may be made annually without regard to achievement of the M2016 net debt reduction target. These authorizations had no stated expiration. During fiscal year 2016, we repurchased 8.7 million shares of common stock for $81 million (including commission costs) and all of our $55 million outstanding principal amount 4.625 percent convertible notes at 100 percent face value of the notes. In the aggregate under this authorization, we repurchased 12.8 million shares of our common stock for $136 million (including commission costs), $19 million principal amount of our 4.0 percent convertible notes due 2027, and all of our $55 million outstanding principal amount 4.625 percent convertible notes at 100 percent of the face value of the notes (see Note 18 of the Notes to Consolidated Financial Statements). The repurchase program under the $210 million authorization was complete as of September 30, 2016.

The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 5 of this Report on Form 10-K. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in fiscal year 2016.

Shareholder Return Performance Presentation

The line graph below compares the cumulative total shareholder return of the S&P 500, Meritor, Inc. and the peer group of companies for the period from September 30, 2011 to September 30, 2016, assuming a fixed investment of $100 at the respective closing prices on the last day of each fiscal year and reinvestment of cash dividends.

	9/11	9/12	9/13	9/14	9/15	9/16
Meritor, Inc.	100.00	60.06	111.33	153.68	150.57	157.65
S&P 500	100.00	130.20	155.39	186.05	184.91	213.44
Peer Group(1)	100.00	117.27	176.68	178.67	159.10	187.07

(1)
The peer group consists of representative commercial vehicle suppliers of approximately comparable products to Meritor. The peer group consists of Accuride Corporation, Commercial Vehicle Group, Inc., Cummins Inc., Dana Holding Corporation, Haldex AB, Modine Manufacturing Company, SAF-Holland SA, Stoneridge, Inc., and Wabco Holdings Inc.

The information included under the heading “Shareholder Return Performance Presentation” is not to be treated as “soliciting material” or as “filed” with the SEC, and is not incorporated by reference into any filing by the company under the Securities Act of 1933 or the Securities Exchange Act of 1934 that is made on, before or after the date of filing of this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

The following sets forth selected consolidated financial data. The data should be read in conjunction with the information included under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data below. Fiscal years 2013 and 2012 have been recast to reflect our Mascot business as discontinued operations.

	Year Ended September 30,
	2016	2015	2014	2013	2012
	(in millions, except per share amounts)
SUMMARY OF OPERATIONS
Sales
Commercial Truck & Industrial	$2,445	$2,739	$2,980	$2,920	$3,613
Aftermarket & Trailer	860	884	920	871	906
Intersegment Sales	(106)	(118)	(134)	(119)	(135)
Total Sales	$3,199	$3,505	$3,766	$3,672	$4,384

Operating Income	$204	$128	$217	$7	$173
Income Before Income Taxes	155	67	315	51	137
Net Income Attributable to Noncontrolling Interests	(2)	(1)	(5)	(2)	(11)
Net Income (Loss) Attributable to Meritor, Inc.:
Income (Loss) from Continuing Operations	$577	$65	$279	$(15)	$69
Loss from Discontinued Operations	(4)	(1)	(30)	(7)	(17)
Net Income (Loss)	$573	$64	$249	$(22)	$52

BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	$6.40	$0.67	$2.86	$(0.15)	$0.72
Discontinued Operations	(0.04)	(0.01)	(0.31)	(0.07)	(0.18)
Basic Earnings (Loss) per Share	$6.36	$0.66	$2.55	$(0.22)	$0.54

DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	$6.27	$0.65	$2.81	$(0.15)	$0.71
Discontinued Operations	(0.04)	(0.01)	(0.30)	(0.07)	(0.17)
Diluted Earnings (Loss) per Share	$6.23	$0.64	$2.51	$(0.22)	$0.54

FINANCIAL POSITION AT SEPTEMBER 30
Total Assets (1)	$2,494	$2,195	$2,485	$2,552	$2,489
Short-term Debt	14	15	7	13	18
Long-term Debt (1)	982	1,036	948	1,107	1,030

(1)
Fiscal years 2014, 2013 and 2012 have been recast to reflect the early adoption of ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

Income (loss) from continuing operations attributable to Meritor, Inc. in the selected financial data information presented above includes the following items specific to the period of occurrence (in millions):

	Year Ended September 30,
	2016	2015	2014	2013	2012
Pretax items:
Restructuring costs	$(16)	$(16)	$(10)	$(23)	$(39)
Goodwill and asset impairment charges	—	(17)	—	—	—
Impact of pension settlement losses and curtailment gain	—	(59)	15	(109)	—
Antitrust settlement with Eaton (including recovery of past legal fees)	—	—	209	—	—
Gain on sale of equity investment	—	—	—	125	—
Specific warranty contingency, net of supplier recovery	—	—	8	(7)	—
Loss on debt extinguishment	—	(25)	(31)	(19)	—
Gain on sale of property	—	—	—	—	16
Asbestos-related liability remeasurement	(4)	(1)	(20)	(7)	(18)
Asbestos-related insurance settlements, net	30	—	—	—	—
Supplier litigation settlement	6	—	—	—	—
Non-operating gains, net	—	5	—	3	7
After tax items:
Tax valuation allowance reversal, net and other (1)	454	16	—	—	—

(1)
The fiscal year ended September 30, 2016 includes non-cash income tax benefit (expense) of $438 million related to the partial reversal of the U.S. valuation allowance, ($9) million related to the establishment of a valuation allowance in Brazil and $25 million related to other correlated tax relief. The fiscal year ended September 30, 2015 includes non-cash income tax benefit of $16 million related to the reversal of valuation allowances in Germany, Italy, Mexico and Sweden.

Loss from discontinued operations attributable to Meritor, Inc. in the selected financial data information presented above includes the following items specific to the period of occurrence (in millions):

	Year Ended September 30,
	2016	2015	2014	2013	2012
Pretax items:
Gain (loss) on divestitures of businesses, net	$—	$—	$(23)	$—	$(1)
Restructuring costs	—	—	—	(3)	(1)
Litigation settlement	(3)	—	—	—	—
Charge for contingency and indemnity obligation	—	—	—	—	(10)

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

Our sales for fiscal year 2016 were $3,199 million, a decrease compared to $3,505 million in the prior year. The decrease was driven by lower production in the North America Class 8 truck market and South America and the effect of foreign exchange translation particularly in Brazil and Europe, partially offset by new business wins and increasing market volumes in India.

Net income attributable to Meritor for fiscal year 2016 and 2015 was $573 million and $64 million, respectively. The increase in net income attributable to Meritor was primarily driven by (i) a reversal of a portion of our valuation allowance in the U.S. resulting in a non-cash income tax benefit of $438 million in the current year; (ii) a $25 million income tax benefit related to other correlated tax relief; (iii) a $55 million pension settlement loss, net of tax in the prior year and (iv) a $24 million loss on debt extinguishment recognized in the prior year.

Adjusted EBITDA (see Non-GAAP Financial Measures below) for fiscal year 2016 was $327 million compared to $334 million in fiscal year 2015. Our Adjusted EBITDA margin (see Non-GAAP Financial Measures below) in fiscal year 2016 was 10.2 percent compared to 9.5 percent in the same period a year ago. Despite lower revenue, Adjusted EBITDA margin increased as a result of (i) strong material, labor and burden performance, which continued to lower product costs year over year; (ii) lower year-over-year steel indices, which also reduced material costs; and (iii) insurance settlements and favorable insurance recoveries related to legacy asbestos liabilities (see Note 23 of the Notes to the Condensed Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). These more than offset the impact of lower Class 8 production volumes in North America and unfavorable foreign currency impacts on our EBITDA margin.

Net income from continuing operations attributable to the company for fiscal years 2016 and 2015 was $577 million and $65 million, respectively. Adjusted income from continuing operations attributable to the company for fiscal years 2016 and 2015 was $151 million and $159 million, respectively. See Non-GAAP Financial Measures below.

Cash flows provided by operating activities were $204 million in fiscal year 2016 compared to cash flows provided by operating activities of $97 million in the prior fiscal year. The increase is due in part to $52 million received related to insurance settlements for recoveries for defense and indemnity costs associated with asbestos liabilities in fiscal year 2016 (see Note 23 of the Notes to the Condensed Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data), as well as $94 million used in fiscal year 2015 to fund a voluntary buyout of our German and Canadian pension plan obligations.

Valuation Allowance (VA)

In prior years, we established valuation allowances against our U.S. net deferred tax assets and the net deferred tax assets of our 100-percent-owned subsidiaries, including those in France, U.K. and certain other countries.

During the fourth quarter of fiscal year 2016, as a result of sustained profitability in the U.S., evidenced by a recent strong earnings history, future forecasted earnings, and additional positive evidence, we determined it was more likely than not that we will be able to realize a portion of our deferred tax assets. Accordingly, we reversed a portion of the valuation allowance in the U.S. resulting in a non-cash income tax benefit of $438 million.

During the fourth quarter of fiscal year 2016, due to a three-year cumulative loss and future economic uncertainty, we concluded that a valuation allowance was required in Brazil. This resulted in a non-cash charge to income tax expense of $9 million.

We continue to maintain valuation allowances in France, U.K. and certain other jurisdictions, as we believe the negative evidence that we will be able to recover these net deferred tax assets continues to outweigh the positive evidence. If, in the future, we generate taxable income on a sustained basis in jurisdictions where we have recorded valuation allowances, our conclusion regarding the need for valuation allowances in these jurisdictions could change.

Repurchase Authorizations

In June 2014, our Board of Directors authorized the repurchase of up to $210 million of our equity and equity-linked securities (including convertible debt securities), subject to the achievement of our M2016 net debt reduction target and compliance with legal and regulatory requirements and our debt covenants. During fiscal year 2016, we repurchased 8.7 million shares of common stock for $81 million (including commission costs) and all of our $55 million outstanding principal amount 4.625 percent convertible notes at 100 percent face value of the notes. In the aggregate under this authorization, we repurchased 12.8 million shares of our common stock for $136 million (including commission costs), $19 million principal amount of our 4.0 percent convertible notes due 2027, and all of our $55 million outstanding principal amount 4.625 percent convertible notes at 100 percent of the face value of the notes (see Note 18 of the Notes to Consolidated Financial Statements). The repurchase program under the $210 million authorization was complete as of September 30, 2016.

On July 21, 2016, our Board of Directors authorized the repurchase of up to $100 million of our common stock and up to $150 million aggregate principal amount of any of our debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and our debt covenants. The amounts remaining available for repurchases under these authorizations were $100 million of our common stock and $150 million of our public debt securities, in each case as of November 30, 2016.

Trends and Uncertainties

 Industry Production Volumes

 The following table reflects estimated on-highway commercial truck production volumes for selected original equipment (OE) markets based on available sources and management's estimates.

	Year Ended September 30,
	2016	2015	2014	2013	2012
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	253	328	281	243	295
North America, Medium-Duty Trucks	240	235	220	198	181
North America, Trailers	293	303	254	235	229
Western Europe, Heavy- and Medium-Duty Trucks	440	402	395	414	394
South America, Heavy- and Medium-Duty Trucks	61	89	156	187	174
India, Heavy- and Medium-Duty Trucks	326	287	216	208	315
North America:
During fiscal year 2016, production volumes in North America decreased compared to the levels experienced in fiscal year 2015, which we believe is primarily due to excess Class 8 inventory. We believe we are in the midst of an inventory correction that will persist through at least the first half of fiscal 2017. As a result, we expect fiscal year 2017 production volumes in North America to decline further from the levels experienced in fiscal year 2016 with the first quarter having the lowest level of Class 8 production for the year.
Western Europe:
During fiscal year 2016, production volumes in Western Europe increased slightly compared to the levels experienced in fiscal year 2015. We expect fiscal year 2017 production volumes to remain relatively consistent with the levels experienced in fiscal year 2016.
South America:
During fiscal year 2016, production volumes in South America significantly decreased on a year-over-year basis as a result of the difficult economic climate in Brazil. For the first half of fiscal year 2017, we expect South America production volumes to remain relatively consistent with the depressed levels experienced in fiscal year 2016 but to increase slightly in the second half of fiscal year 2017.
China:

During fiscal year 2016, production volumes in China remained relatively consistent with levels experienced in fiscal year 2015. We expect fiscal year 2017 production volumes in China to remain relatively consistent with the levels experienced in fiscal year 2016.
India:
During fiscal year 2016, production volumes in India increased due to an improving economic climate compared to the levels experienced in fiscal year 2015. We expect fiscal year 2017 production volumes in India to increase slightly from the levels experienced in fiscal year 2016.
Industry-Wide Issues
Our business continues to address a number of other challenging industry-wide issues including the following:

•	Uncertainty around the global market outlook;

•	Volatility in price and availability of steel, components and other commodities;

•	Disruptions in the financial markets and their impact on the availability and cost of credit;

•	Volatile energy and transportation costs;

•	Impact of currency exchange rate volatility;

•	Consolidation and globalization of OEMs and their suppliers; and

•	Significant pension and retiree medical health care costs.
Other
Other significant factors that could affect our results and liquidity include:

•	Significant contract awards or losses of existing contracts or failure to negotiate acceptable terms in contract renewals;

•	Ability to successfully launch a significant number of new products, including potential product quality issues, and obtain new business;

•
Ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, following the United Kingdom's decision to exit the European Union, or in the event one or more other countries exit the European monetary union;

•	Ability to further implement planned productivity, cost reduction, and other margin improvement initiatives;

•	Ability to successfully execute strategic initiatives;

•	Ability to work with our customers to manage rapidly changing production volumes;

•	Ability to recover, and timing of recovery of, steel price and other cost increases from our customers;

•	Any unplanned extended shutdowns or production interruptions by us, our customers or our suppliers;

•	A significant deterioration or slowdown in economic activity in the key markets in which we operate;

•	Competitively driven price reductions to our customers;

•	Potential price increases from our suppliers;

•	Additional restructuring actions and the timing and recognition of restructuring charges, including any actions associated with the prolonged softness in markets in which we operate;

•	Higher-than-planned warranty expenses, including the outcome of known or potential recall campaigns;

•
Uncertainties of asbestos claim and other litigation, including the outcome of litigation with insurance companies regarding scope of asbestos coverage, and the long-term solvency of our insurance carriers; and

•	Restrictive government actions (such as restrictions on transfer of funds and trade protection measures, including export duties, quotas and customs duties and tariffs).

NON-GAAP FINANCIAL MEASURES
In addition to the results reported in accordance with accounting principles generally accepted in the United States ("GAAP"), we have provided information regarding non-GAAP financial measures. These non-GAAP financial measures include Adjusted income (loss) from continuing operations attributable to the company, Adjusted diluted earnings (loss) per share from continuing operations, Adjusted EBITDA, Adjusted EBITDA margin, Free cash flow, Net debt including retirement liabilities, and Net Debt.
     Adjusted income (loss) from continuing operations attributable to the company and Adjusted diluted earnings (loss) per share from continuing operations are defined as reported income (loss) from continuing operations and reported diluted earnings (loss) per share from continuing operations before restructuring expenses, asset impairment charges, non-cash tax expense related to the use of deferred tax assets in jurisdictions with net operating loss carry forwards, and other special items as determined by management. Non cash tax expense was added as an adjustment in fiscal year 2016. Adjusted EBITDA is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization, non-controlling interests in consolidated joint ventures, loss on sale of receivables, restructuring expenses, asset impairment charges and other special items as determined by management. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by consolidated sales from continuing operations. Free cash flow is defined as cash flows provided by (used for) operating activities less capital expenditures. Net debt including retirement liabilities is defined as total debt plus pension assets, pension liability, retiree medical liability and other retirement benefits less cash and cash equivalents. Net Debt is defined as total debt less cash and cash equivalents.
     Management believes these non-GAAP financial measures are useful to both management and investors in their analysis of the company's financial position and results of operations. In particular, management believes that Adjusted EBITDA, Adjusted EBITDA margin and Adjusted diluted earnings (loss) per share from continuing operations are meaningful measures of performance as they are commonly utilized by management and the investment community to analyze operating performance in our industry. Further, management uses these non-GAAP financial measures for planning and forecasting future periods. Management believes that Free cash flow is useful in analyzing our ability to service and repay debt and return value directly to shareholders. Net debt, including retirement liabilities, is a specific financial measure which was part of our three-year plan, M2016, to reduce debt and other balance sheet liabilities. Net Debt over Adjusted EBITDA is a specific financial measure in our M2019 plan.
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

	Year Ended September 30,
	2016	2015 (2)	2014 (2)
Adjusted income from continuing operations attributable to the company	$151	$159	$105
Antitrust settlement with Eaton (1)	—	—	210
Restructuring costs	(16)	(16)	(10)
Reduction of specific warranty contingency, net of supplier recovery	—	—	8
Pension settlement losses	—	(59)	—
Loss on debt extinguishment	—	(24)	(31)
Goodwill and asset impairment charges	—	(17)	—
Non-cash tax expense (3)	(13)	(4)	(4)
Tax valuation allowance reversal, net and other (4)	454	16	—
Income tax benefits	1	10	1
Income from continuing operations attributable to the company	$577	$65	$279

Adjusted diluted earnings per share from continuing operations	$1.64	$1.59	$1.06
Impact of adjustments on diluted earnings per share	4.63	(0.94)	1.75
Diluted earnings per share from continuing operations	$6.27	$0.65	$2.81

(1) Adjustment associated with our share of the antitrust settlement with Eaton less legal expenses incurred in fiscal year 2014.
(2) The fiscal years ended September 30, 2015 and 2014 have been recast to reflect non-cash tax expense.
(3) Represents tax expense related to the use of deferred tax assets in jurisdictions with net operating loss carry forwards.
(4) Includes non-cash income tax benefit (expense) of $438 million related to the partial reversal of the U.S. valuation allowance ($9) million related to the establishment of a valuation allowance in Brazil and $25 million related to other correlated tax relief.

Free cash flow is reconciled to cash flows provided by operating activities below (in millions).

	Year Ended September 30,
	2016	2015	2014
Cash provided by operating activities	$204	$97	$215
Capital expenditures	(93)	(79)	(77)
Free cash flow	$111	$18	$138

Adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. below (in millions).

	Year Ended September 30,
	2016	2015	2014
Net income attributable to Meritor, Inc.	$573	$64	$249
Loss from discontinued operations, net of tax, attributable to Meritor, Inc.	4	1	30
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$577	$65	$279

Interest expense, net	84	105	130
Provision (benefit) for income taxes	(424)	1	31
Depreciation and amortization	67	65	67
Restructuring costs	16	16	10
Loss on sale of receivables	5	5	8
Pension settlement losses	—	59	—
Antitrust settlement with Eaton, net of tax (1)	—	—	(208)
Reduction of specific warranty contingency, net of supplier recovery	—	—	(8)
Goodwill and asset impairment charges	—	17	—
Noncontrolling interests	2	1	5
Adjusted EBITDA	$327	$334	$314

Adjusted EBITDA Margin (2)	10.2%	9.5%	8.3%

(1)Adjustment associated with our share of the antitrust settlement with Eaton less legal expenses incurred in fiscal year 2014.
(2)Adjusted EBITDA Margin equals Adjusted EBITDA divided by consolidated sales from continuing operations.

Net debt, including retirement liabilities, is reconciled to total debt (in millions).

	September 30,
	2016	2015
Short-term debt	$14	$15
Long-term debt	982	1,036
Total debt	996	1,051

Pension assets - non-current	(123)	(110)
Pension liability - current	6	5
Pension liability - non-current	277	214
Pension liability	160	109

Retiree medical liability - current	33	33
Retiree medical liability - non-current	414	405
Retire medical liability	447	438

Other retirement benefits - current	1	1
Other retirement benefits - non-current	12	13
Subtotal	1,616	1,612

Less: Cash and cash equivalents	(160)	(193)
Net debt, including retirement liabilities	$1,456	$1,419

Non-Consolidated Joint Ventures

At September 30, 2016, our continuing operations included investments in joint ventures that are not majority owned or controlled and are accounted for under the equity method of accounting. Our investments in non-consolidated joint ventures totaled $100 million at September 30, 2016 and $96 million at September 30, 2015.

These strategic alliances provide for sales, product design, development and/or manufacturing in certain product and geographic areas. Aggregate sales of our non-consolidated joint ventures were $1,101 million, $1,288 million and $1,268 million in fiscal years 2016, 2015 and 2014, respectively.

Our equity in the earnings of affiliates was $36 million, $39 million and $38 million in fiscal years 2016, 2015 and 2014, respectively. The decrease in fiscal year 2016 compared to fiscal year 2015 was primarily due to lower earnings from our North American joint ventures. We received cash dividends from our affiliates of $37 million, $32 million and $36 million in fiscal years 2016, 2015 and 2014, respectively.

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

Results of Operations

Fiscal Year 2016 Compared to Fiscal Year 2015

Sales

The following table reflects total company and business segment sales for fiscal years 2016 and 2015 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

					Dollar Change Due To
	2016	2015	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck & Industrial
North America	$1,358	$1,560	$(202)	(13)%	$—	$(202)
Europe	559	574	(15)	(3)%	(20)	5
South America	130	198	(68)	(34)%	(28)	(40)
China	84	90	(6)	(7)%	(4)	(2)
India	152	140	12	9%	(9)	21
Other	86	87	(1)	(1)%	(4)	3
Total External Sales	$2,369	$2,649	$(280)	(11)%	$(65)	$(215)
Intersegment Sales	76	90	(14)	(16)%	(7)	(7)
Total Sales	$2,445	$2,739	$(294)	(11)%	$(72)	$(222)

Aftermarket & Trailer
North America	$716	$734	$(18)	(2)%	$(9)	$(9)
Europe	114	122	(8)	(7)%	(4)	(4)
Total External Sales	$830	$856	$(26)	(3)%	$(13)	$(13)
Intersegment Sales	30	28	2	7%	(5)	7
Total Sales	$860	$884	$(24)	(3)%	$(18)	$(6)

Total External Sales	$3,199	$3,505	$(306)	(9)%	$(78)	$(228)

Commercial Truck & Industrial sales were $2,445 million in fiscal year 2016, down 11 percent from fiscal year 2015. The decrease in sales was driven by lower production in the North America Class 8 truck market and South America and the effect of foreign exchange translation primarily driven by the strong U.S. dollar relative to the Brazilian real and the euro. The decrease was partially offset by new business wins and increasing market volumes in India.

Aftermarket & Trailer sales were $860 million in fiscal year 2016, down 3 percent from fiscal year 2015. Sales decreased due to the unfavorable impact of the softer North America and Europe aftermarket business and foreign exchange translation driven by the strong U.S. dollar compared to the same period in the prior fiscal year.

Cost of Sales and Gross Profit

Cost of sales primarily represents material, labor and overhead production costs associated with our products and production facilities. Cost of sales for fiscal year 2016 was $2,763 million compared to $3,043 million in the prior year, representing a 9.0 percent decrease. Total cost of sales was approximately 86.4 percent of sales for fiscal year 2016 compared to approximately 86.8 percent for the prior fiscal year.

The following table summarizes significant factors contributing to the changes in costs of sales during fiscal year 2016 compared to the prior fiscal year (in millions):

Cost of Sales
Fiscal year ended September 30, 2015	$3,043
Volumes, mix and other, net	(203)
Foreign exchange	(77)
Fiscal year ended September 30, 2016	$2,763

Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Lower material costs	$(238)
Lower labor and overhead costs	(54)
Other, net	12
Total change in costs of sales	$(280)
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs decreased by $238 million compared to the same period in the prior fiscal year primarily due to lower volumes, movement in foreign currency rates, favorable material economics and material performance programs.

Labor and overhead costs decreased by $54 million compared to the prior fiscal year primarily due to lower volumes, the movement in foreign currency exchange rates, and savings associated with labor and burden cost reduction programs.

Other, net increased by $12 million compared to the prior fiscal year. The increase was primarily driven by foreign currency transaction losses related to the strengthening U.S. dollar, net of hedge impacts.

Gross margin for fiscal year 2016 was $436 million compared to $462 million in fiscal year 2015. Gross margin, as a percentage of sales, was 13.6 percent and 13.2 percent for fiscal years 2016 and 2015, respectively.

Other Income Statement Items

Selling, general and administrative expenses ("SG&A") for fiscal years 2016 and 2015 are summarized as follows (dollars in millions):

	2016		2015		Increase (Decrease)
	Amount	% of sales	Amount	% of sales	Amount	% of sales
SG&A
Loss on sale of receivables	$(5)	(0.2)%	$(5)	(0.1)%	$—	(0.1) pts
Short- and long-term variable compensation	(30)	(0.9)%	(27)	(0.8)%	(3)	(0.1) pts
Asbestos-related liability remeasurement	(4)	(0.1)%	2	—%	(6)	(0.1) pts
Asbestos-related insurance settlements, net	30	0.9%	—	—%	30	0.9 pts
Supplier litigation settlement	6	0.2%	—	—%	6	0.2 pts
All other SG&A	(210)	(6.6)%	(213)	(6.0)%	3	(0.6) pts
Total SG&A	$(213)	(6.7)%	$(243)	(6.9)%	$30	0.2 pts

2016 Insurance and Litigation Settlements, net
In fiscal year 2016, we recognized $27 million related to cash settlements with insurance companies for recoveries of defense and indemnity costs associated with asbestos liabilities. In addition, in the fourth quarter of fiscal year 2016, we recognized $12 million to reflect expected reimbursement of future defense and indemnity payments under a coverage-in-place arrangement with an insurer associated with Rockwell asbestos liabilities. Separately, although we continue to pursue litigation and believe we have insurance coverage, the collection of $9 million of Rockwell asbestos-related insurance receivables associated with policies in dispute has become doubtful; therefore, in the fourth quarter of fiscal year 2016, we recorded a $9 million reserve. In fiscal year 2016, we also recognized approximately $6 million related to a supplier litigation settlement. (refer to Note 23 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).
All other SG&A, which represents normal selling, general and administrative expense, remained relatively flat but increased as a percentage of sales due to lower sales.

Goodwill Impairment costs of $15 million were recognized during the fourth quarter of fiscal year 2015 for our Defense reporting unit, which is included in the Commercial Truck and Industrial segment.

Restructuring costs were $16 million in fiscal year 2016, compared to $16 million in fiscal year 2015. In fiscal year 2016, $6 million of restructuring costs were recognized by our Commercial Truck & Industrial segment, $8 million by our Aftermarket and Trailer segment and $2 million by our corporate locations, primarily related to employee severance. In fiscal year 2015, our Commercial Truck & Industrial segment and corporate locations recognized $14 million and $2 million, respectively, of restructuring costs primarily related to employee severance costs.

Operating income for fiscal year 2016 was $204 million, compared to $128 million in fiscal year 2015. Key items affecting income are discussed above.

Equity in earnings of affiliates was $36 million in fiscal year 2016, compared to $39 million in the prior year. The decrease was primarily attributable to lower production in our affiliates' respective markets.

Interest expense, net was $84 million and $105 million in fiscal years 2016 and 2015, respectively. The decrease was primarily attributable to the recognized loss on debt extinguishment of $25 million in fiscal year 2015, primarily related to the repurchase of our 7.875 percent convertible notes due 2026, partially offset by the increase of interest expense related to fixed-rate debt in fiscal year 2016.

Benefit for income taxes was $424 million in fiscal year 2016 compared to provision for income taxes of $1 million in fiscal year 2015. The decrease in tax expense was primarily attributable to a $438 million tax benefit from the partial reversal of the U.S. valuation allowance and a $25 million tax benefit related to a correlated tax relief. This decrease was partially offset by a $9 million non-cash charge to income tax expense in Brazil related to the establishment of a valuation allowance and the recording of tax expense in jurisdictions in which we previously recognized a valuation allowance.

Income from continuing operations (before noncontrolling interests) for fiscal year 2016 was $579 million compared to $66 million in fiscal year 2015. The reasons for the increase are discussed above.

Loss from discontinued operations, net of tax for fiscal year 2016 was $4 million, compared to a loss of $1 million in the prior year. The increase in loss from discontinued operations, net of tax, was primarily attributable to a litigation settlement in the current year.

Net income attributable to noncontrolling interests was $2 million in fiscal year 2016 compared to $1 million in fiscal year 2015. Noncontrolling interests represent our minority partners’ share of income or loss associated with our less than 100-percent-owned consolidated subsidiaries.

Net Income attributable to Meritor, Inc. was $573 million for fiscal year 2016 compared to net income of $64 million for fiscal year 2015.The various factors affecting net income are discussed above.

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

The following table reflects Segment EBITDA and Segment EBITDA margins for fiscal years 2016 and 2015 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	2016	2015	Change	2016	2015	Change
Commercial Truck & Industrial	$208	$216	$(8)	8.5%	7.9%	0.6 pts
Aftermarket & Trailer	115	123	(8)	13.4%	13.9%	(0.5) pts
Segment EBITDA	$323	$339	$(16)	10.1%	9.7%	0.4 pts
Significant items impacting year-over-year Segment EBITDA include the following (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA–Year ended September 30, 2015	$216	$123	$339
Lower earnings from unconsolidated affiliates	(3)	—	(3)
Impact of foreign currency transactions, net of hedge impacts	(18)	(11)	(29)
Impact of foreign currency translation	(7)	(1)	(8)
Short and long-term variable compensation	(4)	(2)	(6)
Asbestos related insurance settlements, net of asbestos related expense	10	3	13
Supplier litigation settlement	—	6	6
Volume, mix, pricing and other	14	(3)	11
Segment EBITDA – Year ended September 30, 2016	$208	$115	$323
Commercial Truck & Industrial Segment EBITDA was $208 million in fiscal year 2016, compared to $216 million in the prior fiscal year. Segment EBITDA margin increased to 8.5 percent in fiscal year 2016 compared to 7.9 percent in the prior fiscal year. The increase in Segment EBITDA margin was primarily driven by strong material, labor and burden performance, which continued to lower costs year-over-year and insurance settlements for recoveries for defense and indemnity costs associated with asbestos liabilities (refer to Note 23 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). In addition, material costs have been favorably impacted by lower year-over-year steel prices. The overall increase in Segment EBITDA margin was partially offset by foreign currency impacts, which included a $5 million non-recurring foreign currency option contract hedge gain in 2015, unfavorable product mix and the impact of lower sales in fiscal year 2016.

Aftermarket & Trailer Segment EBITDA was $115 million in fiscal year 2016, compared to $123 million in the prior fiscal year. Segment EBITDA margin decreased to 13.4 percent in the current fiscal year compared to 13.9 percent in fiscal year 2015. The decreases in Segment EBITDA and Segment EBITDA margin were primarily driven by lower revenue, foreign currency impacts, and unfavorable product mix, which were partially offset by a supplier litigation settlement (see Note 23 of the Notes to the Condensed Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

Fiscal Year 2015 Compared to Fiscal Year 2014

Sales

The following table reflects total company and business segment sales for fiscal years 2015 and 2014 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

					Dollar Change Due To
	2015	2014	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck & Industrial
North America	$1,560	$1,447	$113	8%	$—	$113
Europe	574	644	(70)	(11)%	(120)	50
South America	198	408	(210)	(51)%	(53)	(157)
China	90	146	(56)	(38)%	(2)	(54)
India	140	114	26	23%	(5)	31
Other	87	117	(30)	(26)%	(13)	(17)
Total External Sales	$2,649	$2,876	$(227)	(8)%	$(193)	$(34)
Intersegment Sales	90	104	(14)	(13)%	(24)	10
Total Sales	$2,739	$2,980	$(241)	(8)%	$(217)	$(24)

Aftermarket & Trailer
North America	$734	$739	$(5)	(1)%	$(12)	$7
Europe	122	151	(29)	(19)%	(21)	(8)
Total External Sales	$856	$890	$(34)	(4)%	$(33)	$(1)
Intersegment Sales	28	30	(2)	(7)%	(21)	19
Total Sales	$884	$920	$(36)	(4)%	$(54)	$18

Total External Sales	$3,505	$3,766	$(261)	(7)%	$(226)	$(35)
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

The following table summarizes significant factors contributing to the changes in costs of sales during fiscal year 2015 compared to the prior fiscal year (in millions):

Cost of Sales
Fiscal year ended September 30, 2014	$3,279
Volumes, mix and other, net	(50)
Foreign exchange	(186)
Fiscal year ended September 30, 2015	$3,043

Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Lower material costs	$(160)
Lower labor and overhead costs	(89)
Other, net	13
Total change in costs of sales	$(236)
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

Gross margin for fiscal year 2015 was $462 million compared to $487 million in fiscal year 2014. Gross margin, as a percentage of sales, was 13.2 percent and 12.9 percent for fiscal years 2015 and 2014, respectively.

Other Income Statement Items

SG&A for fiscal years 2015 and 2014 are summarized as follows (dollars in millions):

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

Pension settlement losses of $59 million were recognized during the fiscal year 2015. During the fourth quarter of fiscal year 2015, we recognized a $16 million loss associated with the settlement of our remaining Canadian pension plans through lump-sum payments and an annuity purchase and $43 million associated with the settlement of our remaining German pension plans through an annuity purchase. The loss was non-cash and related primarily to the acceleration of previously unrecognized actuarial losses already reflected in equity.

Goodwill Impairment costs of $15 million were recognized during the fourth quarter of fiscal year 2015 for the company's Defense reporting unit, which was included in the Commercial Truck and Industrial segment.

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

Interest expense, net was $105 million and $130 million in fiscal years 2015 and 2014, respectively. The decrease was primarily attributable to the capital markets transactions we executed in fiscal year 2015 that lowered our cost of debt as well as lower losses on debt extinguishments. In fiscal year 2015, we repurchased $110 million principal amount at maturity of our 7.875 percent convertible notes due 2026, of which $85 million were repurchased at a premium equal to approximately 64 percent of their principal amount in the third quarter of fiscal year 2015, and $25 million were repurchased at a premium equal to approximately 58 percent of their principal amount in the fourth quarter of fiscal year 2015. In addition, in fiscal year 2015, we repurchased $19 million principal amount of our 4.0 percent convertible notes due 2027. In fiscal year 2015, we recognized a $24 million loss on debt extinguishment, which was included in Interest expense, net, primarily related to the repurchase of our 7.875 percent convertible notes due 2026.
During fiscal year 2014, we exercised a call option to redeem $250 million principal amount of our 10.625 percent notes due 2018 at a premium equal to 5 percent of their principal amount and repaid the balance of our $45 million term loan, both of which were funded by available cash and the issuance of $225 million principal amount of our 6.25 percent notes due 2024. In the fourth quarter of fiscal year 2014, we repurchased the remaining $84 million principal amount of our 8.125 percent notes due 2015 as well as $38 million principal amount of our 4.0 percent convertible notes due 2027. We recognized a $31 million loss on debt extinguishment, which was included in Interest expense, net, related to these transactions.

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

Loss from discontinued operations, net of tax for fiscal year 2015 was $1 million, compared to a loss of $30 million in the prior year. Significant items included in results from discontinued operations in fiscal year 2015 and 2014 include the following (in millions):

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

Segment EBITDA and EBITDA Margins

The following table reflects Segment EBITDA and Segment EBITDA margins for fiscal years 2015 and 2014 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	2015	2014	Change	2015	2014	Change
Commercial Truck & Industrial	$216	$218	$(2)	7.9%	7.3%	0.6 pts
Aftermarket & Trailer	123	106	17	13.9%	11.5%	2.4 pts
Segment EBITDA	$339	$324	$15	9.7%	8.6%	1.1 pts
Significant items impacting year-over-year Segment EBITDA include the following (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA–Year ended September 30, 2014	$218	$106	$324
Higher earnings from unconsolidated affiliates	1	—	1
Impact of foreign currency exchange rates	(35)	(6)	(41)
Short and long-term variable compensation	7	2	9
Volume, mix, pricing and other	25	21	46
Segment EBITDA – Year ended September 30, 2015	$216	$123	$339

Commercial Truck & Industrial Segment EBITDA was $216 million in fiscal year 2015, compared to $218 million in the prior fiscal year. Segment EBITDA margin increased to 7.9 percent in fiscal year 2015 compared to 7.3 percent in the prior fiscal year. Segment EBITDA margin increased as a result of successful execution of our M2016 initiatives, including cost performance and pricing actions. However, Segment EBITDA declined as this performance was more than offset by the impact of lower revenue and foreign currency translation.

Aftermarket & Trailer Segment EBITDA was $123 million in fiscal year 2015, up $17 million compared to the prior fiscal year. Segment EBITDA margin increased to 13.9 percent in fiscal year 2015 compared to 11.5 percent in fiscal year 2014. The increases in Segment EBITDA and Segment EBITDA margin were driven by continued cost performance and pricing actions.

Cash Flows (in millions)

	Fiscal Year Ended September 30,
	2016	2015	2014
OPERATING CASH FLOWS
Income from continuing operations	$579	$66	$284
Depreciation and amortization	67	65	67
Loss on debt extinguishment	—	25	31
Deferred income tax benefit	(415)	(24)	(2)
Pension and retiree medical expense	20	82	25
Gain on sale of property	(2)	(3)	—
Goodwill and asset impairment charges	—	17	—
Equity in earnings of ZF Meritor	—	—	(190)
Equity in earnings of other affiliates	(36)	(39)	(38)
Restructuring costs	16	16	10
Dividends received from ZF Meritor	—	—	190
Dividends received from other equity method investments	37	32	36
Pension and retiree medical contributions	(42)	(141)	(177)
Restructuring payments	(11)	(16)	(10)
Decrease (increase) in working capital	28	(12)	20
Changes in off-balance sheet accounts receivable securitization and factoring	(31)	39	(46)
Other, net	(1)	—	27
Cash flows provided by continuing operations	209	107	227
Cash flows used for discontinued operations	(5)	(10)	(12)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$204	$97	$215

Cash provided by operating activities for fiscal year 2016 was $204 million compared to $97 million in fiscal year 2015 and $215 million in fiscal year 2014. The increase in cash flows provided by continuing operations in fiscal year 2016, compared to fiscal 2015, is due in part to $52 million received in fiscal year 2016 related to insurance settlements for recoveries for defense and indemnity costs associated with asbestos liabilities (refer to Note 23 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data), as well as $94 million used in fiscal year 2015 to fund a voluntary buyout of our German and Canadian pension plan obligations. The decrease in cash flows provided by continuing operations in fiscal year 2015, compared to fiscal year 2014, is primarily due to the $209 million in proceeds received from the settlement of the Eaton antitrust litigation in fiscal year 2014, partially offset by an increase in cash provided by our accounts receivable factoring program and lower contributions to our pension plans.

	Fiscal Year Ended September 30,
	2016	2015	2014
INVESTING CASH FLOWS
Capital expenditures	$(93)	$(79)	$(77)
Proceeds from sale of property	4	4	—
Cash paid for acquisition of Morganton	—	(16)	—
Other investing activities	(1)	—	—
Net investing cash flows provided by discontinued operations	4	4	7
CASH USED FOR INVESTING ACTIVITIES	$(86)	$(87)	$(70)

Cash used for investing activities was $86 million in fiscal year 2016, compared to cash used for investing activities of $87 million in fiscal year 2015 and $70 million in fiscal year 2014. The increase in cash used for investing activities year over year is due largely to an increase in capital expenditures as we invest in new product development to support our revenue growth and operational performance initiatives. Capital expenditures were $93 million in fiscal year 2016 compared to $79 million in fiscal year 2015 and $77 million in fiscal year 2014.

Cash paid for acquisition of Morganton represents the purchase of the majority of the assets of Sypris Solutions, Inc.'s ("Sypris") Morganton, North Carolina manufacturing facility for $16 million in fiscal year 2015.

Net investing cash flows provided by discontinued operations in fiscal year 2016 and 2015 includes $3 million for the final and fourth installments, respectively, on the note receivable that was issued at the time of the sale of our Body Systems business.

Net investing cash flows provided by discontinued operations in fiscal year 2014 includes $4 million of proceeds from the sale of our Mascot business. In addition, we received $3 million for the third installment on the note receivable that was issued at the time of sale of our Body Systems business.

	Fiscal Year September 30,
	2016	2015	2014
FINANCING CASH FLOWS
Repayment of notes and term loan	$(55)	$(199)	$(439)
Proceeds from debt issuance	—	225	225
Debt issuance costs	—	(4)	(10)
Other financing activities	(16)	(9)	12
Net change in debt	(71)	13	(212)
Repurchase of common stock	(81)	(55)	—
CASH USED FOR FINANCING ACTIVITIES	$(152)	$(42)	$(212)
Cash used for financing activities was $152 million in fiscal year 2016 compared to cash used for financing activities of $42 million in fiscal year 2015 and $212 million in fiscal year 2014. In fiscal year 2016, cash used for financing activities is primarily related to the repurchase of all of the $55 million of outstanding principal amount 4.625 percent convertible notes at 100 percent of the face value of the notes and the repurchase 8.7 million shares of our common stock for $81 million (including commission costs). In fiscal year 2015, cash was provided by the issuance of $225 million principal amount of our 6.25 percent notes due 2024 in fiscal year 2015. A portion of net proceeds from this offering was used to repurchase our 7.875 percent convertible notes due 2026. Additionally, in fiscal year 2015, we spent $20 million on the repurchase of $19 million principal amount of our 4.0 percent convertible notes due 2027 (see Note 16 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). We also spent $55 million on the repurchase of 4.2 million shares of our common stock in fiscal year 2015 (see Note 18 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

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

Contractual Obligations

As of September 30, 2016, we are contractually obligated to make payments as follows (in millions):

	Total	2017	2018	2019	2020	2021	Thereafter (2)
Total debt (1)	$1,034	$14	$4	$2	$1	$277	$736
Operating leases	97	16	15	15	14	11	26
Interest payments on long-term debt	456	63	63	63	63	58	146
Total	$1,587	$93	$82	$80	$78	$346	$908

(1)	Total debt excludes unamortized discount on convertible notes of $14 million, unamortized issuance costs of $15 million, and original issuance discount of $9 million.

(2)
Includes our 4.0 percent and 7.875 percent convertible notes which contain a put and call feature that allows for earlier redemption beginning in 2019 and 2020, respectively (refer to Note 16 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data Convertible Securities below).

We also sponsor defined benefit pension plans that cover certain of our U.S. employees and certain non-U.S. employees. Our funding practice provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries. Management expects funding for our retirement pension plans of approximately $6 million in fiscal year 2017.

We also sponsor retirement medical plans that cover certain of our U.S. and non-U.S. employees and retirees, including certain employees of divested businesses, and provide for medical payments to eligible employees and dependents upon retirement. Management expects gross retiree medical plan benefit payments of approximately $40 million, $40 million, $40 million, $40 million and $40 million in fiscal years 2017, 2018, 2019, 2020 and 2021, respectively, before consideration of any Part D reimbursement from the U.S. government.

Contractual obligations identified in the table above do not include liabilities associated with uncertain tax positions of $16 million due to the high degree of uncertainty regarding the future cash outflows associated with these amounts. For additional discussion of uncertain tax positions, refer to Note 22 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Liquidity

Our outstanding debt, net of discounts and unamortized debt issuance costs where applicable, is summarized below (in millions). For a detailed discussion of terms and conditions related to this debt, see Note 16 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

	September 30,
	2016	2015
Fixed-rate debt securities	$713	$712
Fixed-rate convertible notes	271	324
Unamortized discount on convertible notes	(14)	(20)
Other borrowings	26	35
Total debt	$996	$1,051

Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs, restructuring and product development programs. We expect fiscal year 2017 capital expenditures to be approximately $90 million.
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
Sources of liquidity as of September 30, 2016, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 9/30/16	Readily Available as of 9/30/16	Current Expiration
On-balance sheet arrangements:
Revolving credit facility(1)	$506	$—	$506	February 2019(1)
Committed U.S. accounts receivable securitization(2)	100	—	71	December 2018
Total on-balance sheet arrangements	606	—	577
Off-balance sheet arrangements:(2)
Swedish Factoring Facility	$174	$135	$—	December 2016
U.S. Factoring Facility (3)	90	44	—	February 2019
U.K. Factoring Facility	28	6	—	February 2018
Italy Factoring Facility	34	24	—	June 2017
Other uncommitted factoring facilities	22	10	—	Various
Letter of credit facility	25	23	2	March 2019
Total off-balance sheet arrangements	373	242	2
Total available sources	$979	$242	$579

(1)
The availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant and a reduction to $498 million in April 2017 as discussed under “Revolving Credit Facility” below.

(2)	Availability subject to adequate eligible accounts receivable available for sale.

(3)	Actual amounts may exceed bank's commitment at bank's discretion.

Cash and Liquidity Needs – Our cash and liquidity needs have been affected by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At September 30, 2016, we had $160 million in cash and cash equivalents.

At September 30, 2016, we had approximately $23 million of our cash and cash equivalents held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. It is our intent to reinvest those cash balances in our foreign operations as we expect to meet our liquidity needs in the U.S. through ongoing cash flows from operations in the U.S., external borrowings or both.

Our availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant, as defined in the agreement, which may limit our borrowings under the agreement as of each quarter end. As long as we are in compliance with those covenants as of the quarter end, we have full availability (up to the amount of collateral under the collateral test) under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At September 30, 2016, we were in compliance with all covenants under our credit agreement.
Equity and Equity-Linked Repurchase Authorizations - In June 2014, our Board of Directors authorized the repurchase of up to $210 million of our equity and equity-linked securities (including convertible debt securities), subject to the achievement of our M2016 net debt reduction target and compliance with legal and regulatory requirements and our debt covenants. Under this program, we repurchased 12.8 million shares of our common stock for $136 million (including commission costs), $19 million principal amount of our 4.0 percent convertible notes due 2027, and all $55 million outstanding principal amount of our 4.625 percent convertible notes due 2026 (see Note 18 of the Notes to Consolidated Financial Statements). The repurchase program under the $210 million authorization was complete as of September 30, 2016.
On July 21, 2016, our Board of Directors authorized the repurchase of up to $100 million of our common stock from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and our debt covenants. The amount remaining available for repurchases under this authorization was $100 million as of November 30, 2016.
Debt Repurchase Authorizations - In addition to the repurchase authorizations described above, in January 2015, the Offering Committee of our Board of Directors approved a repurchase authorization for up to $150 million aggregate principal amount of any of our public debt securities (including convertible debt securities). No repurchases were made under this authorization prior to it being replaced by the authorization described below on July 21, 2016.
On July 21, 2016, our Board of Directors authorized the repurchase of up to $150 million aggregate principal amount of any of our debt securities (including convertible debt securities) from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and our debt covenants. No repurchases had been made under this authorization as of November 30, 2016.
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

The 2024 Notes constitute senior unsecured obligations of Meritor and rank equally in right of payment with its existing and future senior unsecured indebtedness and effectively junior to existing and future secured indebtedness. They are guaranteed on a senior unsecured basis by each of our subsidiaries from time to time guaranteeing the senior secured credit facility. Prior to February 15, 2017, we may redeem up to approximately $79 million aggregate principal amount of the 2024 Notes with the net cash proceeds of one or more public sales of our common stock at a redemption price equal to 106.25 percent of the principal amount, plus accrued and unpaid interest, if any, provided that at least approximately $146 million aggregate principal amount of the 2024 Notes remains outstanding after each such redemption. Prior to February 15, 2019, we may redeem, at our option, from time to time, the 2024 Notes, in whole or in part, at a redemption price equal to 100 percent of principal amount of the 2024 Notes to be redeemed, plus the applicable make-whole premium (as defined in the indenture under which the 2024 Notes were issued) and any accrued and unpaid interest. On or after February 15, 2019, 2020, 2021 and 2022, we have the option to redeem the 2024 Notes, in whole or in part, at the redemption price of 103.125 percent, 102.083 percent, 101.042 percent, and 100.000 percent, respectively.
If a Change of Control (as defined in the indenture under which the 2024 Notes were issued) occurs, unless we have exercised our right to redeem the securities, each holder of the 2024 Notes may require us to repurchase some or all of such holder's securities at a purchase price equal to 101 percent of the principal amount to be repurchased, plus accrued and unpaid interest, if any.
Issuance of 2021 Notes - In May 2013, we completed a public offering of debt securities consisting of the issuance of $275 million principal amount of 8-year, 6.75 percent notes due 2021 (the "2021 Notes"). The 2021 Notes were offered and sold pursuant to our shelf registration statement that was effective at the time of the offering. The proceeds from the sale of the 2021 Notes, were $275 million and were primarily used to repurchase $167 million principal amount of our 8.125 percent notes due 2015. The 2021 Notes constitute senior unsecured obligations of the company and rank equally in right of payment with its existing and future senior unsecured indebtedness and effectively junior to existing and future secured indebtedness to the extent of the security therefor. They are guaranteed on a senior unsecured basis by each of the company's subsidiaries from time to time guaranteeing the senior secured credit facility. Prior to June 15, 2016, we may redeem up to 35 percent of the aggregate principal amount of the 2021 Notes issued on the initial issue date with the net cash proceeds of one or more public sales of our common stock at a redemption price equal to 106.75 percent of the principal amount, plus accrued and unpaid interest, if any, provided that at least 65% of the aggregate principal amount of the 2021 Notes issued on the initial issue date remains outstanding after each such redemption. On or after June 15, 2016, 2017, 2018 and 2019, the company has the option to redeem the 2021 Notes, in whole or in part, at the redemption price of 105.063 percent, 103.375 percent, 101.688 percent, and 100.000 percent, respectively.
If a Change of Control (as defined in the indenture under which the 2021 Notes were issued) occurs, unless the company has exercised its right to redeem the securities, each holder of the 2021 Notes may require the company to repurchase some or all of such holder's securities at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest, if any.
Repurchase of Debt Securities - On March 1, 2016, substantially all $55 million outstanding principal amount 4.625 percent convertible notes were repurchased at 100 percent of the face value of the notes. On April 15, 2016, the remaining 4.625 percent convertible notes were redeemed at 100 percent of the face value. As of September 30, 2016, none of the 4.625 percent convertible notes remain outstanding. The repurchases were made under our equity and equity-linked repurchase authorizations (see Note 18 of the Notes to Consolidated Financial Statements). The repurchase program under these authorizations was complete as of September 30, 2016.
Repurchase of 2026 Notes - In fiscal year 2015, we repurchased $110 million principal amount at maturity of our 7.875 percent convertible notes due 2026, of which $85 million were repurchased at a premium equal to approximately 64 percent of their principal amount in the third quarter of fiscal year 2015, and $25 million were repurchased at a premium equal to approximately 58 percent of their principal amount in the fourth quarter of fiscal year 2015. The premium paid over par reflected the market price of these notes at the time, which included the embedded option value of the security. Since the conversion option with a conversion price of $12 per share was in the money at the time of repurchase, this drove a significant premium. These repurchases were accounted for as extinguishments of debt, and accordingly, we recognized a net loss on debt extinguishment of $24 million. The net loss on debt extinguishment was included in Interest expense, net in the consolidated statement of operations. The repurchases were made under our 2026 convertible notes repurchase authorization described above.
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
Revolving Credit Facility – On June 2, 2016, we entered into a third amendment of our senior secured revolving credit facility. The amendment increased the 2019 revolving loan commitment to $466 million, permits us to execute certain internal restructuring plans, including the release of certain guarantors when required by such plans, and reset covenant basket amounts. Pricing and maturity dates remained unchanged. Subsequent to the amendment, certain lenders converted their $32 million of 2017 revolving loan commitments to 2019 revolving loan commitments and are now subject to the terms of 2019 lenders. Pursuant to the revolving credit agreement, we now have a $506 million revolving credit facility, $8 million of which matures in April 2017 for banks not electing to extend their commitments under the revolving credit facility, and $498 million of which matures in February 2019.
The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement. At September 30, 2016, we were in compliance with all covenants under the revolving credit facility with a ratio of approximately 0.19x for the priority debt-to-EBITDA ratio covenant.
The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At September 30, 2016, the revolving credit facility was collateralized by approximately $693 million of our assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and our investment in all or a portion of certain of our wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating. At September 30, 2016, the margin over LIBOR rate was 325 basis points, and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 225 basis points.
Certain of our subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under our indentures (see Note 27 of the Notes to the Consolidated Financial Statements).
No borrowings were outstanding under the revolving credit facility at September 30, 2016 and September 30, 2015. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At September 30, 2016 and September 30, 2015, there were no letters of credit outstanding under the revolving credit facility.
U.S. Securitization Program – We have a $100 million U.S. accounts receivables securitization facility. On December 4, 2015, we entered into an amendment which extended the facility expiration date to December 4, 2018. The maximum permitted priority-debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the condensed consolidated balance sheet. At September 30, 2016 and September 30, 2015, no amounts, including letters of credit, were outstanding under this program. This securitization program contains a cross default to our revolving credit facility. At September 30, 2016, we were in compliance with all covenants under our credit agreement (see Note 16 in the Notes to the Consolidated Financial Statements). At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash received from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
Capital Leases – On March 20, 2012, we entered into an arrangement to finance equipment acquisitions for our various U.S. locations. Under this arrangement, we can request financing from Wells Fargo Equipment Finance ("Wells Fargo", which acquired this business from GE Capital Commercial, Inc.) for progress payments for equipment under construction, not to exceed $10 million at any time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, we can also enter into lease arrangements with Wells Fargo for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. As of September 30, 2016 and 2015, we had $7 million and $10 million, respectively, outstanding under this capital lease arrangement. In addition, we had another $9 million and $7 million, respectively, outstanding through other capital lease arrangements at September 30, 2016 and 2015.

Export financing arrangements - Certain of our current export financing arrangements were entered into through our Brazilian subsidiary pursuant to an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs. The arrangements bear interest at 5.5 percent and have maturity dates in 2016 and 2017. There were $9 million and $18 million outstanding under these arrangements at September 30, 2016 and 2015, respectively.
Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under our revolving credit facility if the defaulted amount exceeds $35 million per bank. As of September 30, 2016 and 2015, we had $10 million and $13 million, respectively, outstanding under this program at more than one bank.
     Credit Ratings –At September 30, 2016, our Standard & Poor’s corporate credit rating, senior secured credit rating, and senior unsecured credit rating were B+, BB and B, respectively. Our Moody’s Investors Service corporate credit rating, senior secured credit rating, and senior unsecured credit rating are B1, Ba1 and B2, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.

Off-Balance Sheet Arrangements

Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at September 30, 2016 of $220 million, of which $179 was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $41 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.
The Swedish facility is backed by 364-day liquidity commitment from Nordea Bank, which was renewed through December 2016. Commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in case of the U.K. and Italy commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).
Letter of Credit Facilities – On February 21, 2014, we amended and restated our letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, we had the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million through December 19, 2015. From December 20, 2015 through March 19, 2019, the aggregate availability is $25 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. At September 30, 2016 and 2015, we had $23 million and $24 million, respectively, of letters of credit outstanding under this facility. In addition, we had another $5 million and $6 million of letters of credit outstanding through other letter of credit facilities as of September 30, 2016 and 2015.

Contingencies

Contingencies related to environmental, asbestos and other matters are discussed in Note 23 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

Pensions — Our defined benefit pension plans and retirement medical plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including the mortality of participants. Our pension obligations are determined annually and were measured as of September 30, 2016 and 2015.

The mortality assumptions for participants in our U.S. plans incorporates future mortality improvements from tables published by the Society of Actuaries ("SOA"). We periodically review the mortality experience of our U.S. plans’ participants against these assumptions. In October 2014, the SOA issued new mortality and mortality improvement tables that raised the life expectancies. We reviewed the new SOA mortality and mortality improvement tables and utilized our actuary to conduct a study based on our plan participants. We have determined that the best representation of our plans' mortality is to utilize the new SOA mortality and mortality improvement tables as the reference table for credibility-weighted mortality rates, blended with our specific mortality based on the study conducted by our actuary. We incorporated the updated tables into our 2015 year-end measurement of the plans’ benefit obligations. As a result of this change in actuarial assumption, our U.S. pension obligations increased by $24 million, and our U.S. OPEB obligations decreased by $18 million, in fiscal year 2015. We consider improvement scales released annually by the SOA. These did not have an impact in fiscal year 2016.

The U.S. plans include a qualified and non-qualified pension plan. In fiscal year 2016, the only significant non-U.S. plan is located in the U.K. The following are the significant assumptions used in the measurement of the projected benefit obligation ("PBO") and net periodic pension expense:

	2016				2015
	U.S.			U.K. (3)	U.S.			Non-U.S. (3)
Assumptions as of September 30:
Discount rate (1)	3.50%	—	3.55%	2.50%	4.25%	—	4.35%	1.00%	—	3.80%
Assumed return on plan assets (beginning of the year)(1)(2)	7.75%			6.00%	8.00%			2.25%	—	7.25%

(1)
The discount rate for the company’s U.K. pension plan was 2.50 percent and 3.80 percent for fiscal years 2016 and 2015, respectively. The assumed return on plan assets for this plan was 6.00 percent and 7.25 percent for fiscal years 2016 and 2015, respectively.

(2)	The assumed return on plan assets for fiscal year 2017 is 7.75 percent for the U.S. plan and 6.00 percent for the U.K. plan.

(3)	In fiscal year 2015, our German and Canadian pension plans were settled. In 2016, assumptions presented are for the U.K pension plan, which is the only significant non-U.S. plan remaining.

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

These assumptions reflect our historical experience and our best judgments regarding future expectations. The effects of the indicated increase and decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the plans in 2016, are shown below (in millions):

	Effect on All Plans – September 30, 2016
	Percentage Point Change	Increase (Decrease) in PBO	Increase (Decrease) in Pension Expense
Assumption:
Discount rate	-0.5 pts	$126	$—
	+0.5 pts	(114)	—
Assumed return on plan assets	-1.0 pts	N/A (1)	14
	+1.0 pts	N/A (1)	(14)

(1) Not Applicable

Accounting guidance applicable to pensions does not require immediate recognition of the effects of a deviation between actual and assumed experience and the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss in the footnotes. Based on the September 30, 2016 and 2015 measurement dates, we had an unrecognized loss of $791 million and $744 million, respectively. A portion of this loss is amortized into earnings each fiscal year. Unrecognized losses for the U.S. and U.K. plans are being amortized into net periodic pension expense over the average life expectancy of the inactive participants of approximately 21 years and 27 years, respectively.

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

The investment strategies for the pension plans are designed to achieve an appropriate diversification of investments as well as safety and security of the principal invested. Assets invested are allocated to certain global sub-asset categories within prescribed ranges in order to promote international diversification across security type, issuer type, investment style, industry group, and economic sector. Assets of the plans are both actively and passively managed. Policy limits are placed on the percentage of plan assets that can be invested in a security of any single issuer and minimum credit quality standards are established for debt securities. Meritor securities did not comprise any of the value of our worldwide pension assets as of September 30, 2016.

Based on current assumptions, the fiscal year 2017 net pension income is estimated to be $13 million.

Retiree Medical — We have retirement medical plans that cover certain of our U.S. and non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement. Our retiree medical obligations were measured as of September 30, 2016 and September 30, 2015.

The following are the significant assumptions used in the measurement of the accumulated postretirement benefit obligation (APBO):

	2016	2015
Assumptions as of September 30:
Discount rate	3.45%	4.20%
Health care cost trend rate	7.10%	7.00%
Ultimate health care trend rate	4.75%	5.00%
Year ultimate rate is reached	2024	2022

The discount rate is the rate used to calculate the present value of the APBO. The rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. We used the corporate AA/Aa bond rate for this assumption.

The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. Our projection for fiscal year 2017 is 7.10 percent. For measurement purposes, the annual increase in health care costs was assumed to decrease gradually to 4.75 percent by fiscal year 2024 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2016	2015
Effect on total of service and interest cost
1% Increase	$1	$2
1% Decrease	(1)	(1)
Effect on APBO
1% Increase	40	39
1% Decrease	(35)	(34)

Based on current assumptions, fiscal year 2017 retiree medical expense is estimated to be approximately $27 million.

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

Asbestos — Maremont Corporation (“Maremont”) — Maremont, a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 5,800 and 5,600 pending asbestos-related claims at September 30, 2016 and 2015, respectively. Although Maremont has been named in these cases, very few cases allege actual injury and, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, the total number of claims filed is not necessarily the most meaningful factor in determining Maremont's asbestos-related liability.

Maremont engaged Bates White LLC ("Bates White"), a consulting firm with extensive experience estimating costs associated with asbestos litigation, to assist with determining the estimated cost of resolving pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Maremont. Bates White advised Maremont that it would be possible to determine an estimate of a reasonable forecast of the probable settlement and defense costs of resolving pending and future asbestos-related claims, based on historical data and certain assumptions with respect to events that occur in the future.

As of September 30, 2016, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Maremont’s obligation for asbestos personal injury claims over the next ten years of $70 million to $83 million . After consultation with Bates White, Maremont recognized a liability for pending and future claims over the next ten years of $70 million and $71 million as of September 30, 2016 and 2015, respectively. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Maremont recognized $2 million of expense and $2 million of income in fiscal years 2016 and 2015, respectively, associated with its annual valuation of asbestos-related liabilities. Maremont has recognized incremental insurance receivables associated with recoveries expected for asbestos-related liabilities as the estimate of asbestos-related liabilities for pending and future claims changes.

Assumptions: The following assumptions were made by Maremont after consultation with Bates White and are included in their study:

•	Pending and future claims were estimated for a ten-year period ending in fiscal year 2026;

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

Maremont has historically had insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The insurance receivable related to asbestos-related liabilities was $32 million and $41 million as of September 30, 2016 and 2015, respectively. The receivable is for coverage provided by one insurance carrier based on a coverage-in-place agreement. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next ten years. The difference between the estimated liability and insurance receivable is primarily related to exhaustion of settled insurance coverage within the forecasted period and proceeds from settled insurance policies.
Maremont maintained insurance coverage with other insurance carriers that management believed also provided coverage for indemnity and defense costs. During fiscal year 2013, Maremont re-initiated lawsuits against these carriers, seeking a declaration of its rights to coverage for asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. During the first quarter of fiscal year 2016, the dispute related to these insurance policies was settled. As part of this settlement, on December 12, 2015, Maremont received $17 million in cash, of which $5 million was recognized as reduction in asbestos expense and $12 million was recorded as a liability to the insurance carrier as it is required to be returned to the carrier if additional asbestos liability is not incurred. During the fourth quarter of fiscal year 2016, Maremont recognized an additional $9 million of the cash settlement proceeds as a reduction in asbestos expense. As of September 30, 2016, $3 million remained recorded as a liability to the insurance carrier. The settlement also provides additional recovery for Maremont if certain future defense and indemnity spending thresholds are met.
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

Asbestos — Rockwell International — ArvinMeritor, Inc. ("AM"), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. Rockwell had approximately 3,200 and 3,000 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at September 30, 2016 and 2015, respectively.

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

We engaged Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. As of September 30, 2016, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Rockwell’s obligation for asbestos personal injury claims over the next ten years of $60 million to $75 million. After consultation with Bates White, management recognized a liability for pending and future claims over the next ten years of $60 million as of September 30, 2016 compared to $55 million as of September 30, 2015. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell. The increase in the estimated liability is primarily due to higher settlement values, compared to the prior year. AM recognized a $2 million and $4 million charge in the fourth quarter of fiscal years 2016 and 2015, respectively, associated with its annual valuation of asbestos-related liabilities.

The following assumptions were made by the company after consultation with Bates White and are included in their study:

•	Pending and future claims were estimated for a ten-year period ending in fiscal year 2026;

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

Recoveries: Rockwell has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. In 2004, we initiated litigation against certain of these carriers to enforce the insurance policies. During the fourth quarter of fiscal year 2016, we executed settlement agreements with two of these carriers, thereby resolving the litigation against those particular carriers. Pursuant to the terms of one of those settlement agreements, we received $32 million in cash from an insurer, of which $10 million was recognized as a reduction in asbestos expense, and $22 million was recorded as a liability to the insurance carrier as it is required to be returned to the carrier if additional asbestos liability is not ultimately incurred. Pursuant to the terms of a second settlement agreement, we recorded a $12 million receivable to reflect expected reimbursement of future defense and indemnity payments under a coverage-in-place arrangement with that insurer. In addition to the coverage provided from the settlements executed during the fourth quarter of fiscal year 2016, the company continues to maintain a receivable of $6 million related to a previously executed coverage-in-place arrangement with other insurers. The insurance receivables for Rockwell’s asbestos-related liabilities totaled $27 million and $14 million as of September 30, 2016 and 2015, respectively. Included in these amounts are insurance receivables of $9 million at both September 30, 2016 and 2015, which are associated with policies in dispute. Although we continue to pursue litigation and believe we have insurance coverage, the collection of the $9 million has become doubtful; therefore, in the fourth quarter of fiscal year 2016, we recorded a $9 million reserve.

Also, during the third quarter of fiscal year 2016, we reached a settlement, relating to certain proofs of claim filed by us under certain insurance policies, with an insolvent insurer for $6 million (the "allowed claim"). On June 17, 2016, we entered into an assignment of claim (“Assignment”) with a third party to assign the allowed claim we had against the insolvent insurer. The Assignment was approved by the liquidator, which resulted in us receiving $3 million and was recognized as a reduction of selling, general and administrative expenses in the consolidated statement of operations in the third quarter of fiscal year 2016.

The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities and recoveries for asbestos-related claims are subject to considerable uncertainty because such liabilities and recoveries are influenced by variables that are difficult to predict. The future litigation environment for Rockwell could change significantly from its past experience, due, for example, to changes in the mix of claims filed against Rockwell in terms of plaintiffs’ law firm, jurisdiction and disease; legislative or regulatory developments; Rockwell’s approach to defending claims; or payments to plaintiffs from other defendants. Estimated recoveries are influenced by coverage issues among insurers and the continuing solvency of various insurance companies. If the assumptions with respect to the estimation period, the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on our financial condition and results of operations.

Goodwill — Goodwill is reviewed for impairment annually or more frequently if certain indicators arise. If business conditions or other factors cause the operating results and cash flows of a reporting unit to decline, we may be required to record impairment charges for goodwill at that time.

We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more-likely-than-not that the fair value of our reporting units is less than its carrying amount. If after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a subsequent two-step impairment test is unnecessary. If we conclude otherwise, then we are required to test goodwill for impairment under a subsequent two-step process. We may elect to forgo this assessment and proceed directly to the two-step process.

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

In the fourth quarter of fiscal year 2015, the U.S. Army awarded a new contract for the production of the Joint Light Tactical Vehicle to Oshkosh. We expect production for this program to ramp up over the next several years. Although we expect to supply wheel-ends on this program, our revenue is expected to be significantly less than if the program was awarded differently and we were supplying our ProTec Independent Suspension.

Based on sales expectations for currently awarded programs, the fair value of our Defense business at September 30, 2015 did not exceed its carrying value enough to support the goodwill associated with it. As a result, we recorded an impairment of $15 million, pre-tax, of goodwill in the fourth quarter of fiscal year 2015. The fair value of the other reporting units substantially exceeded their carrying values.

For fiscal year 2016, the fair value of all of our reporting units exceeded their carrying values.

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
During the fourth quarter of fiscal year 2016, as a result of sustained profitability in the U.S. evidenced by a strong earnings history, future forecasted earnings, and additional positive evidence, we determined it was more likely than not that we would be able to realize our deferred tax assets. Accordingly, we reversed a portion of the valuation allowance in the U.S. resulting in a non-cash income tax benefit of $438 million. In fiscal year 2015, we reversed valuation allowances in Germany, Italy, Mexico and Sweden, resulting in non-cash income tax benefits of $16 million.
During the fourth quarter of fiscal year 2016, due to a three-year cumulative loss and future economic uncertainty, we concluded that a valuation allowance was required in Brazil. This resulted in a non-cash charge to income tax expense of $9 million. We continue to maintain the valuation allowances in France, U.K., and certain other jurisdictions, as we believe the negative evidence that we will be able to recover these net deferred tax assets continues to outweigh the positive evidence. If, in the future, we generate taxable income on a sustained basis, the conclusion regarding the need for valuation allowances in these jurisdictions could change.

The expiration periods for deferred tax assets related to net operating losses and tax credit carryforwards as of September 30, 2016 are included below (in millions). Also included are the associated valuation allowances on these deferred tax assets (in millions).

	Fiscal Year Expiration Periods
	2017-2021	2022-2031	2032-2036	Indefinite	Total
Net Operating Losses and Tax Credit Carryforwards	$25	$160	$10	$260	$455
Valuation Allowances on these Deferred Tax Assets	$24	$56	$8	$253	$341

New Accounting Pronouncements

New Accounting Pronouncements are discussed in Note 2 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

International Operations

Approximately 46 percent of our total assets as of September 30, 2016 and 49 percent of fiscal year 2016 sales from continuing operations were outside the United States. Management believes that international operations have significantly benefited the financial performance of the company. However, our international operations are subject to a number of risks inherent in operating abroad, as discussed in Item 1A. Risk Factors. There can be no assurance that these risks will not have a material adverse impact on our ability to increase or maintain our foreign sales or on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our debt.
     As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal years 2016, 2015 and 2014, our reported financial results were adversely affected by the appreciation of the U.S. dollar against foreign currencies relative to the prior year.
We use foreign currency forward contracts to minimize the earnings exposures arising from foreign currency exchange risk on foreign currency purchases and sales. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under this cash flow hedging program, we designate the foreign currency contracts (the contracts) as cash flow hedges of underlying foreign currency forecasted purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss ("AOCL") in the statement of shareholders’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 12 months.
 We use foreign currency option contracts to mitigate foreign currency exposure on expected future Indian Rupee-denominated purchases. In the second quarter of fiscal year 2015, we monetized our outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2017. In the fourth quarter of fiscal year 2016, we entered into a new series of foreign currency option contracts with effective dates from the start of the first quarter of fiscal year 2017 through the end of fiscal year 2018. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statements of operations.
From time to time, we hedge against foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies. In the first quarter of fiscal year 2015, due to the volatility of the Brazilian real as compared to the U.S. dollar, we entered into a series of foreign currency option contracts that did not qualify for hedge accounting but were expected to mitigate foreign currency translation exposure of Brazilian real earnings to U.S. dollars. In the second quarter of fiscal year 2015, we monetized these outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2015. In the third and fourth quarters of fiscal year 2015, we monetized these outstanding foreign currency option contracts. Changes in fair value associated with these contracts were recorded in other income, net, in the consolidated statements of operations. As of September 30, 2016 and September 30, 2015, there were no Brazilian real foreign currency option contracts outstanding.
In the fourth quarter of fiscal year 2015 and first quarter of fiscal year 2016, due to the risk of volatility of the Swedish krona and euro as compared to the U.S. dollar, we entered into a series of foreign currency option contracts that did not qualify for hedge accounting but were expected to mitigate foreign currency translation exposure of Swedish krona and euro earnings to U.S. dollars. Changes in fair value associated with these contracts were recorded in other income, net, in the consolidated statements of operations.
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

Market Risk	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase / (Decrease) In
Foreign Currency Sensitivity:
Forward contracts in USD (1)	2.9	(2.9)	Fair Value
Forward contracts in Euro (1)	(7.4)	7.4	Fair Value
Foreign currency denominated debt (2)	1.7	(1.7)	Fair Value
Foreign currency option contracts in USD	(0.7)	3.2	Fair Value
Foreign currency option contracts in Euro	(0.9)	3.7	Fair Value

Interest Rate Sensitivity:	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase / (Decrease) In
Debt - fixed rate (3)	$(30.1)	$31.3	Fair Value
Debt - variable rate	—	—	Cash Flow
Interest rate swaps	—	—	Fair Value
____________________

(1)
Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)
At September 30, 2016, the fair value of outstanding foreign currency denominated debt was $17 million. A 10% decrease in quoted currency exchange rates would result in a decrease of $1.7 million in foreign currency denominated debt. At September 30, 2016, a 10% increase in quoted currency exchange rates would result in an increase of $1.7 million in foreign currency denominated debt.

(3)
At September 30, 2016, the fair value of outstanding debt was $1,051 million. A 50 basis points decrease in quoted interest rates would result in an increase of $31.3 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in a decrease of $30.1 million in the fair value of fixed rate debt.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of Meritor, Inc.
Troy, Michigan

We have audited the accompanying consolidated balance sheets of Meritor, Inc. and subsidiaries (the "Company") as of October 2, 2016 and September 27, 2015, and the related consolidated statements of operations, comprehensive income, equity (deficit), and cash flows for each of the three years in the period ended October 2, 2016.These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Meritor, Inc. and subsidiaries as of October 2, 2016 and September 27, 2015, and the results of their operations and their cash flows for each of the three years in the period ended October 2, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 2, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 1, 2016, expressed an adverse opinion on the Company's internal control over financial reporting.

/s/	DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Detroit, Michigan
December 1, 2016

MERITOR, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share amounts)

	Year Ended September 30,
	2016	2015	2014
Sales	$3,199	$3,505	$3,766
Cost of sales	(2,763)	(3,043)	(3,279)
GROSS MARGIN	436	462	487
Selling, general and administrative	(213)	(243)	(258)
Pension settlement losses	—	(59)	—
Restructuring costs	(16)	(16)	(10)
Goodwill impairment	—	(15)	—
Other operating expense, net	(3)	(1)	(2)
OPERATING INCOME	204	128	217
Other income (expense), net	(1)	5	—
Equity in earnings of ZF Meritor	—	—	190
Equity in earnings of other affiliates	36	39	38
Interest expense, net	(84)	(105)	(130)
INCOME BEFORE INCOME TAXES	155	67	315
Benefit (provision) for income taxes	424	(1)	(31)
INCOME FROM CONTINUING OPERATIONS	579	66	284
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(4)	(1)	(30)
NET INCOME	575	65	254
Less: Net income attributable to noncontrolling interests	(2)	(1)	(5)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$573	$64	$249
NET INCOME ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$577	$65	$279
Loss from discontinued operations	(4)	(1)	(30)
Net income	$573	$64	$249
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$6.40	$0.67	$2.86
Discontinued operations	(0.04)	(0.01)	(0.31)
Basic earnings per share	$6.36	$0.66	$2.55
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$6.27	$0.65	$2.81
Discontinued operations	(0.04)	(0.01)	(0.30)
Diluted earnings per share	$6.23	$0.64	$2.51
Basic average common shares outstanding	90.1	96.9	97.5
Diluted average common shares outstanding	92.0	100.1	99.2
See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2016	2015	2014
Net income	$575	$65	$254
Other comprehensive income:
Foreign currency translation adjustments	(12)	(97)	(20)
Pension and other postretirement benefit related adjustments (net of tax of $33, $5 and $2 at September 30, 2016, 2015 and 2014, respectively)	(35)	84	3
Unrealized gain (loss) on investment and foreign exchange contracts	4	(6)	2
Total comprehensive income	532	46	239
Less: Comprehensive (income) loss attributable to noncontrolling interest	(2)	1	(5)
Comprehensive income attributable to Meritor, Inc.	$530	$47	$234
See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED BALANCE SHEET
(In millions)

	September 30,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$160	$193
Receivables, trade and other, net	396	461
Inventories	316	338
Other current assets	33	50
TOTAL CURRENT ASSETS	905	1,042
NET PROPERTY	439	419
GOODWILL	390	402
OTHER ASSETS	760	332
TOTAL ASSETS	$2,494	$2,195
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$14	$15
Accounts and notes payable	475	574
Other current liabilities	268	279
TOTAL CURRENT LIABILITIES	757	868
LONG-TERM DEBT	982	1,036
RETIREMENT BENEFITS	703	632
OTHER LIABILITIES	238	305
TOTAL LIABILITIES	2,680	2,841
COMMITMENTS AND CONTINGENCIES (NOTE 23)
EQUITY (DEFICIT):
Common stock (September 30, 2016 and 2015, 99.6 and 98.8 shares issued and 86.8 and 94.6 shares outstanding, respectively)	99	99
Additional paid-in capital	876	865
Accumulated deficit	(241)	(814)
Treasury stock, at cost (September 30, 2016 and 2015, 12.8 and 4.2 shares, respectively)	(136)	(55)
Accumulated other comprehensive loss	(809)	(766)
Total deficit attributable to Meritor, Inc.	(211)	(671)
Noncontrolling interests	25	25
TOTAL DEFICIT	(186)	(646)
TOTAL LIABILITIES AND DEFICIT	$2,494	$2,195

See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended September 30,
	2016	2015	2014
OPERATING ACTIVITIES
CASH PROVIDED BY OPERATING ACTIVITIES (see Note 26)	$204	$97	$215
INVESTING ACTIVITIES
Capital expenditures	(93)	(79)	(77)
Proceeds from sale of property	4	4	—
Cash paid for acquisition of Morganton	—	(16)	—
Other investing activities	(1)	—	—
Net investing cash flows used for continuing operations	(90)	(91)	(77)
Net investing cash flows provided by discontinued operations	4	4	7
CASH USED FOR INVESTING ACTIVITIES	(86)	(87)	(70)
FINANCING ACTIVITIES
Proceeds from debt issuances	—	225	225
Repayment of notes and term loan	(55)	(199)	(439)
Debt issuance costs	—	(4)	(10)
Other financing activities	(16)	(9)	12
Net change in debt	(71)	13	(212)
Repurchase of common stock	(81)	(55)	—
CASH USED FOR FINANCING ACTIVITIES	(152)	(42)	(212)
EFFECT OF CHANGES IN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1	(22)	(4)
CHANGE IN CASH AND CASH EQUIVALENTS	(33)	(54)	(71)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	193	247	318
CASH AND CASH EQUIVALENTS AT END OF YEAR	$160	$193	$247

See Notes to Consolidated Financial Statements.

MERITOR, INC. CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (In millions)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Meritor, Inc.	Non- controlling Interests	Total
Beginning balance at September 30, 2015	$99	$865	$(814)	$(55)	$(766)	$(671)	$25	$(646)
Comprehensive income (loss)	—	—	573	—	(43)	530	2	532
Equity based compensation expense	—	9	—	—	—	9	—	9
Repurchase of common stock	—	—	—	(81)	—	(81)	—	(81)
Non-controlling interest dividends	—	—	—	—	—	—	(2)	(2)
Other	—	2	—	—	—	2	—	2
Ending balance at September 30, 2016	$99	$876	$(241)	$(136)	$(809)	$(211)	$25	$(186)

Beginning balance at September 30, 2014	$97	$918	$(878)	$—	$(749)	$(612)	$27	$(585)
Comprehensive income (loss)	—	—	64	—	(17)	47	(1)	46
Vesting of restricted stock	2	(2)	—	—	—	—	—	—
Repurchase of convertible notes	—	(62)	—	—	—	(62)	—	(62)
Equity based compensation expense	—	10	—	—	—	10	—	10
Repurchase of common stock	—	—	—	(55)	—	(55)	—	(55)
Non-controlling interest dividends	—	—	—	—	—	—	(1)	(1)
Other	—	1	—	—	—	1	—	1
Ending balance at September 30, 2015	$99	$865	$(814)	$(55)	$(766)	$(671)	$25	$(646)

Beginning balance at September 30, 2013	$97	$914	$(1,127)	$—	$(734)	$(850)	$28	$(822)
Comprehensive income (loss)	—	—	249	—	(15)	234	5	239
Repurchase of convertible notes	—	(4)	—	—	—	(4)	—	(4)
Equity based compensation expense	—	8	—	—	—	8	—	8
Non-controlling interest dividends	—	—	—	—	—	—	(6)	(6)
Ending balance at September 30, 2014	$97	$918	$(878)	$—	$(749)	$(612)	$27	$(585)
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

The company’s fiscal year ends on the Sunday nearest September 30. The 2016, 2015 and 2014 fiscal years ended on October 2, 2016, September 27, 2015 and September 28, 2014, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 is used consistently throughout this report to represent the fiscal year end.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates. Significant estimates and assumptions were used to review goodwill and other long-lived assets for impairment (see Notes 4 and 11), costs associated with the company’s restructuring actions (see Note 5), product warranty liabilities (see Note 14), long-term incentive compensation plan obligations (see Note 19), retiree medical and pension obligations (see Notes 20 and 21), income taxes (see Note 22), and contingencies including asbestos (see Note 23).

Concentration of Credit Risk

In the normal course of business, the company provides credit to customers. The company limits its credit risk by performing ongoing credit evaluations of its customers and maintaining reserves for potential credit losses and through accounts receivable factoring programs. The company’s accounts receivables are generally due from medium- and heavy-duty truck OEMs, specialty vehicle manufacturers, aftermarket customers, and trailer producers. The company’s ten largest customers accounted for 73 percent , 75 percent and 76 percent of sales in fiscal years 2016, 2015 and 2014, respectively. Sales to the company's top three customers were 50 percent, 55 percent and 57 percent of total sales in fiscal 2016, 2015 and 2014, respectively. At September 30, 2016 and 2015, 22 percent and 21 percent of the company's trade accounts receivables were from the company's three largest customers, respectively.

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

Earnings per Share

Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted shares, restricted share units, performance share awards, and convertible securities, if applicable.

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Year Ended September 30,
	2016	2015	2014
Basic average common shares outstanding	90.1	96.9	97.5
Impact of stock options	—	0.1	0.1
Impact of restricted shares, restricted share units and performance share units	1.9	2.0	1.6
Impact of convertible notes	—	1.1	—
Diluted average common shares outstanding	92.0	100.1	99.2

In November 2015, the Board of Directors approved a grant of performance share units to all executives eligible to participate in the long-term incentive plan. Each performance share unit represents the right to receive one share of common stock or its cash equivalent upon achievement of certain performance and time vesting criteria. The fair value of each performance share unit was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The actual number of performance share units that will vest depends upon the company’s performance relative to the established M2016 goals for the three-year performance period of October 1, 2013 to September 30, 2016, measured at the end of the performance period. The number of performance share units will depend on meeting the established M2016 goals at the following weights: 50% associated with achieving an Adjusted EBITDA margin target, 25% associated with achieving a net debt including retirement benefit liabilities target, and 25% associated with achieving an incremental booked revenue target. The number of performance share units that vest will be between 0% and 200% of the grant date amount of 1.8 million units which includes incremental performance share units that were issued subsequent to the December 1, 2013 grant date. There were 1.3 million, 0.9 million and 0.1 million shares related to these performance share units included in the diluted earnings per share calculation for the years ended September 30, 2016, 2015 and 2014, respectively, as certain payout thresholds were achieved in fiscal years 2016, 2015 and 2014 relative to the Adjusted EBITDA, net debt reduction and incremental booked revenue targets.
For the years ended September 30, 2016, 2015 and 2014, the dilutive impact of previously issued restricted shares, restricted share units, and performance share units was 1.9 million, 2.0 million and 1.6 million, respectively. For the years ended September 30, 2016, 2015 and 2014, compensation cost related to restricted shares, restricted share units, performance share units and stock options was $9 million, $10 million and $8 million, respectively.
At September 30, 2014, options to purchase 0.3 million shares of common stock were excluded in the computation of diluted earnings per share because their exercise price exceeded the average market price for the twelve-month period and thus their inclusion would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the fiscal year ended 2015, 1.1 million shares were included in the computation of diluted earnings per share because the average stock price exceeded the conversion price for the 7.875 percent convertible notes due 2026. For the years ended September 30, 2016 and September 30, 2014, the company's convertible senior unsecured notes were excluded from the computation of diluted earnings per share, as the company's average stock price during these periods was less than the conversion price for the 7.875 percent convertible notes due 2026.

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

Accounting standards to be implemented

In October 2016, the FASB issued Accounting Standards Update (ASU) 2016-17, Consolidation (Topic 810): Interests held through Related Parties that are under Common Control, which alters how a decision maker needs to consider indirect interests in a variable interest entity (VIE) held through an entity under common control. Under the ASU, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements and does not expect a material impact upon adoption.

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU was issued to remove the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The amendments in this update are effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted however the guidance can only be adopted in the first interim period of a fiscal year. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The ASU was issued to reduce differences in practice with respect to how specific transactions are classified in the statement of cash flows. The update provides guidance on the following eight types of transactions: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including accounts receivable. The ASU also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The amendments in this update are required to be adopted by public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU intends to simplify how share-based payments are accounted for, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is required to be adopted by public business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The company is assessing the potential impact of this new guidance on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. The ASU will eliminate the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The standard is required to be adopted by public business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The company does not expect a material impact on its consolidated financial statements from adoption of this guidance.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments. The ASU clarifies that an exercise contingency itself does not need to be evaluated to determine whether it is in an embedded derivative, just the underlying option. The standard is required to be adopted by public business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The company does not expect a material impact on its consolidated financial statements from adoption of this guidance.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815), Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The update clarifies that a change in a counterparty to a derivative instrument designated as a hedging instrument would not require the entity to dedesignate the hedging relationship and discontinue the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

application of hedge accounting. The standard is required to be adopted by public business entities in fiscal years beginning after December 15, 2016, including interim years within those fiscal periods. Early adoption is permitted. The company does not expect a material impact on its consolidated financial statements from adoption of this guidance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update will require lessees to recognize a right-of-use asset and lease liability for substantially all leases. The standard is required to be adopted by public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2019 and is currently assessing the potential impact of this new guidance on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The company does not expect a material impact on its consolidated financial statements from adoption of this guidance.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires entities that measure inventory using first-in, first-out (FIFO) or average cost to measure inventory at the lower of cost and net realizable value. The standard is required to be adopted by public business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The company does not expect a material impact on its consolidated financial statements from adoption of this guidance.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which provides guidance about management's responsibility in evaluating whether there is substantial doubt relating to an entity’s ability to continue as a going concern and to provide related footnote disclosures as applicable. ASU 2014-15 is effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The company does not expect a material impact on its consolidated financial statements from adoption of this guidance.

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

Accounting standards implemented during fiscal year 2016

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, as part of its Simplification Initiative, which updates Income Taxes (Topic 740) guidance to eliminate the requirement for an entity to separate deferred tax liabilities and tax assets between current and non-current amounts in a classified balance sheet. Deferred taxes are presented as noncurrent under the new standard. The guidance is effective for fiscal periods beginning after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted. The company implemented this guidance on a prospective

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

basis in the fourth quarter of fiscal year 2016. Prior periods were not retrospectively adjusted. The impact as of September 30, 2016 was a reclassification between current and non-current deferred tax assets of $17 million.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which updates Business Combination (Topic 805) guidance to eliminate the requirement to restate prior period financial statements for measurement period adjustments. The guidance should be applied prospectively to measurement period adjustments that occur after the effective date. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted. The company adopted this standard in the first quarter of fiscal year 2016. This guidance did not have a material impact on the company's consolidated financial statements.

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

3. DISCONTINUED OPERATIONS

Results of the discontinued operations are summarized as follows (in millions):

	Year Ended September 30,
	2016	2015	2014
Sales	$—	$1	$29
Operating losses, net	$—	$—	$(8)
Net loss on sales of businesses	—	—	(23)
Environmental remediation charges (see Note 23)	—	—	(4)
Litigation settlement	(3)	—	—
Other, net	(4)	(2)	(2)
Loss before income taxes	(7)	(2)	(37)
Benefit for income taxes	3	1	7
Loss from discontinued operations attributable to Meritor, Inc.	$(4)	$(1)	$(30)

Loss from discontinued operations attributable to the company for the twelve months ended September 30, 2016 was primarily attributable to a litigation settlement.
Total discontinued operations assets and liabilities as of September 30, 2016 were $1 million and $6 million, respectively. Total discontinued operations assets and liabilities as of September 30, 2015 were $4 million and $10 million, respectively.

Prior Period Divestitures

Mascot
On August 15, 2014, the company completed its strategic review of certain remanufacturing product lines within the aftermarket business in North America, and the Board of Directors concluded the company should exit the Mascot business. Mascot is a remanufacturer and distributor of all makes differentials, transmissions and steering gears primarily for OEMs. In the fourth quarter of fiscal year 2014, the company disposed of its Mascot business which was part of the company's Aftermarket & Trailer segment. The company sold certain long-lived and current assets of the business to a third party and recognized a loss of $23 million during

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the fourth quarter of fiscal year 2014 in connection with the disposal. These charges included loss on sale, severance and other disposal costs. Total sales from this business were $1 million in fiscal year 2015 and $29 million in fiscal year 2014.
The results of operations and cash flows of the company's Mascot business are presented in discontinued operations in the consolidated statements of operations and consolidated statement of cash flows.

Body Systems
On January 3, 2011, the company completed the sale of its Body Systems business to Inteva Products Holding Coöperatieve U.A., an assignee of 81 Acquisition LLC and an affiliate of Inteva Products, LLC pursuant to the sale agreement signed in August 2010. The purchase price included a five-year, 8-percent promissory note for $15 million, payable in five annual installments beginning in January 2012 and is included in receivables, trade and other, net in the consolidated balance sheet. The notes receivable balance as of September 30, 2016 and September 30, 2015 was $0 million and $3 million, respectively.

MSSC
In October, 2009, the company closed on the sale of its 57 percent interest in MSSC, a joint venture that manufactured and supplied automotive coil springs, torsion bars and stabilizer bars in North America, to the joint venture partner, a subsidiary of Mitsubishi Steel Mfg. Co., LTD (MSM). In connection with the sale of its interest in MSSC, the company provided certain indemnifications to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company’s estimated exposure under these indemnities at September 30, 2016 and September 30, 2015 was $1 million and $2 million, respectively, and is included in other liabilities in the consolidated balance sheet. Adjustments to amounts previously reported in discontinued operations that are related to the disposal of the company’s MSSC business are reflected in discontinued operations for all periods presented.

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

Annual Impairment Analysis
ASC Topic 350 allows entities to perform an initial qualitative evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform step one of the required two-step impairment test. As allowed by the revised guidance, the company has elected to bypass the qualitative assessment for fiscal year 2016 and proceed directly to the two-step impairment test.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Sales of the company’s primary military program wound down to insignificant levels in 2015. Additionally, the U.S. Army awarded a new contract for the production of the Joint Light Tactical Vehicle to Oshkosh for which the company is expected to supply wheel-ends. Revenue is expected to be significantly less than if the program had been awarded differently and the company was supplying its ProTec independent suspension. The company continues to work toward securing participation in additional military programs; however, based on sales expectations for currently awarded programs, the company's fair value of the Defense business did not exceed its carrying value. Since the fair value of the business did not exceed the implied fair value of its net assets without goodwill enough to support the full amount of goodwill, the company's Defense reporting unit, which is included in the Commercial Truck and Industrial segment, recorded a goodwill impairment of $15 million in the fourth quarter of 2015, which is the total accumulated impairment loss. The fair value of the other reporting units exceeded their carrying values. For fiscal year 2016, the fair value of all of the company’s reporting units exceeded their carrying values.

A summary of the changes in the carrying value of goodwill is presented below (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Total
Balance at September 30, 2014	$261	$170	$431
Impairment	(15)	—	(15)
Foreign currency translation	(7)	(7)	(14)
Balance at September 30, 2015	239	163	402
Impairment	—	—	—
Foreign currency translation	(9)	(3)	(12)
Balance at September 30, 2016	$230	$160	$390

5. RESTRUCTURING COSTS

At September 30, 2016 and 2015, $16 million and $10 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. Asset impairment charges relate to manufacturing facilities that have been sold and machinery and equipment that became idle and obsolete as a result of these actions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes changes in restructuring reserves (in millions):

	Employee Termination Benefits	Asset Impairment	Plant Shutdown & Other	Total
Balance at September 30, 2013	$12	$—	$—	$12
Activity during the period:
Charges to continuing operations	10	—	—	10
Cash payments – continuing operations	(10)	—	—	(10)
Other	(1)	—	—	(1)
Balance at September 30, 2014	11	—	—	11
Activity during the period:
Charges to continuing operations	15	1	—	16
Asset write-offs	—	(1)	—	(1)
Cash payments – continuing operations	(16)	—	—	(16)
Balance at September 30, 2015	10	—	—	10
Activity during the period:
Charges to continuing operations	15	—	1	16
Cash payments – continuing operations	(11)	—	—	(11)
Other	1	—	—	1
Total restructuring reserves, end of year	15	—	1	16
Less: non-current restructuring reserves	(2)	—	—	(2)
Restructuring reserves – current, at September 30, 2016	$13	$—	$1	$14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restructuring costs attributable to the company’s business segments during fiscal years 2016, 2015 and 2014 are as follows (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Corporate	Total
Fiscal year 2016:
Market related actions	$5	$1	$2	$8
Aftermarket actions	—	5	—	5
Other	1	2	—	3
Total restructuring costs	$6	$8	$2	$16
Fiscal year 2015:
South America labor reduction II	$6	$—	$—	$6
M2016 footprint actions	5	—	—	5
Closure of engineering facility	—	—	2	2
European labor reductions	2	—	—	2
Other	1	—	—	1
Total restructuring costs	$14	$—	$2	$16
Fiscal year 2014:
South America labor reduction I	$7	$—	$—	$7
Other	1	1	1	3
Total restructuring costs	$8	$1	$1	$10

Fourth Quarter 2016 Market Related Actions: In response to the decline in revenue in North America and South America, during the fourth quarter of fiscal year 2016, the company approved various headcount reduction plans targeting different areas of the business. The company expects to incur an aggregate of $10 million in restructuring costs associated with these plans, primarily related to a total reduction of approximately 100 salaried and hourly positions. During the fourth quarter of fiscal year 2016, the company incurred a total of $5 million in restructuring costs in the Commercial Truck & Industrial segment, $1 million in Aftermarket & Trailer segments and $2 million in their corporate locations. Restructuring actions with these plans are expected to be substantially complete by the first half of fiscal year 2017.
Aftermarket Actions: During the third quarter of fiscal year 2016, the company approved various restructuring plans in the North American and European aftermarket businesses. The company expects to incur an aggregate of approximately $8 million in restructuring costs associated with these plans in the Aftermarket & Trailer segment primarily for severance. The company recorded $5 million of restructuring costs during the third quarter of fiscal year 2016. Restructuring actions associated with these plans are expected to be completed by the end of fiscal year 2017.
Other Fiscal 2016 Actions: During the first half of fiscal year 2016, the company recorded restructuring costs of $3 million primarily associated with a labor reduction program in China in the Commercial Truck & Industrial segment and a labor reduction program in the Aftermarket and Trailer segment. Restructuring actions with these plans were substantially complete as of September 30, 2016.
M2016 Footprint Actions: As part of the company's M2016 Strategy, during fiscal year 2013 the company announced a North American footprint realignment action and a European shared services reorganization. Restructuring actions associated with these programs were substantially complete as of September 30, 2015. In total, the company eliminated approximately 140 hourly and salaried positions and incurred approximately $7 million of associated restructuring costs, primarily in the Commercial Truck & Industrial segment in connection with the consolidation of certain gearing and machining operations in North America and the closure of a North America manufacturing facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

South America Labor Reduction: During fiscal years 2014 and 2015, the company completed a South America headcount reduction plan intended to reduce labor costs in response to softening economic conditions in the region. In response to decreasing production volumes in South America, the company eliminated approximately 420 hourly and 40 salaried positions and incurred $13 million of restructuring costs, primarily severance benefits, in the Commercial Truck & Industrial segment. This plan was substantially complete as of September 30, 2015.
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

6. ACQUISITIONS

On July 9, 2015, the company purchased from Sypris Solutions, Inc. (“Sypris”), a supplier of axle shafts and trailer beams for Meritor and Sistemas Automotrices De Mexico S.A. de C.V., a joint venture that is 50%-owned by Meritor, the majority of the assets of Sypris’s Morganton, North Carolina manufacturing facility for $16 million cash consideration. The fair value of the net assets acquired was $16 million, which consisted mainly of property, plant and equipment. Of the equipment acquired, $2 million was classified as held for sale at the acquisition date and was recorded in net property as of September 30, 2015.  The revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable prior annual reporting period was insignificant to the consolidated financial statements as the majority of sales were eliminated upon consolidation.

7. ACCOUNTS RECEIVABLE FACTORING AND SECURITIZATION

Off-balance sheet arrangements

Swedish Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo through one of its European subsidiaries. On October 14, 2016, Meritor extended this Swedish factoring facility with Nordea Bank until December 9, 2016. All other terms of the agreement remain unchanged. Under this arrangement, the company can sell up to, at any point in time, €155 million ($174 million) of eligible trade receivables. The company is working to extend this arrangement before its current maturity date. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €121 million ($135 million) and €108 million ($121 million) of this accounts receivable factoring facility as of September 30, 2016 and 2015, respectively.

The above facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through December 2016. The commitment is subject to standard terms and conditions for this type of arrangement.

U.S. Factoring Facility: On February 19, 2016, the company entered into a new Receivables Purchase Agreement with Nordea Bank, replacing a similar agreement that was set to expire February 28, 2016. Under this arrangement, which terminates on February 19, 2019, the company can sell up to, at any point in time, €80 million ($90 million) of eligible trade receivables from AB Volvo and its U.S. subsidiaries through one of the company's U.S. subsidiaries. The amount of eligible receivables sold may exceed Nordea Bank’s commitment at Nordea Bank’s discretion. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €39 million ($44 million) and €74 million ($83 million) of this accounts receivable factoring facility as of September 30, 2016 and 2015, respectively. As of September 30, 2015, the company had utilized more than the committed eligible trade receivable amount of €65 million ($73 million) then in effect based on approval from the bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

United Kingdom Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. Under this arrangement, which expires in February 2018, the company can sell up to, at any point in time, €25 million ($28 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €6 million ($6 million) and €8 million ($8 million) of this accounts receivable factoring facility as of September 30, 2016 and 2015, respectively. The agreement is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
Italy Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement, which expires in June 2017, the company can sell up to, at any point in time, €30 million ($34 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €22 million ($24 million) and €22 million ($24 million) of this accounts receivable factoring facility as of September 30, 2016 and 2015, respectively. The agreement is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
In addition to the above facilities, a number of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the condensed consolidated balance sheet. The amount of factored receivables excluded from accounts receivable under these arrangements was $10 million and $18 million at September 30, 2016 and 2015, respectively.

Total costs associated with all of the off-balance sheet arrangements described above were $5 million, $6 million and $8 million in fiscal years 2016, 2015 and 2014, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statement of operations.

On-balance sheet arrangements

The company has a $100 million U.S. accounts receivables securitization facility. On December 4, 2015, the company entered into an amendment which extends the facility expiration date to December 4, 2018. The maximum permitted priority-debt-to-EBITDA ratio as of the last day of each fiscal quarter under the U.S. securitization facility at 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company's U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At September 30, 2016 and 2015, no amounts, including letters of credit, were outstanding under this program. This securitization program contains a cross-default to the revolving credit facility. At certain times during any given month, the company may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, the company would then typically utilize the cash received from customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, the company may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal year ends.

8. GAIN ON SALE OF PROPERTY AND OTHER OPERATING EXPENSE, NET

The company recognized a gain on sale of property of $3 million during fiscal year 2015. This gain is associated with the sale of excess land at the company's facility at Cwmbran, Wales.

Other operating expense, net for fiscal years 2016 and 2014 primarily relates to environmental remediation costs incurred by the company (see Note 23).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. INVENTORIES

Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	September 30,
	2016	2015
Finished goods	$125	$133
Work in process	26	28
Raw materials, parts and supplies	165	177
Total	$316	$338

10. OTHER CURRENT ASSETS

     Other current assets are summarized as follows (in millions):

	September 30,
	2016	2015
Current deferred income tax assets (see Note 22)	$—	$20
Asbestos-related recoveries (see Note 23)	10	13
Prepaid and other	23	17
Other current assets	$33	$50

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

In the fourth quarter of fiscal year 2015, the U.S. Army awarded a new contract for the production of the Joint Light Tactical Vehicle (JLTV) to Oshkosh, for which the company is expected to supply wheel-ends. However, the company made certain capital investments and commitments to supply its ProTec Independent Suspension had the JLTV program been awarded differently. As a result, the company recorded an impairment of $2 million of long-lived assets in the fourth quarter of fiscal year 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net property is summarized as follows (in millions):

	September 30,
	2016	2015
Property at cost:
Land and land improvements	$30	$31
Buildings	231	214
Machinery and equipment	839	864
Company-owned tooling	113	116
Construction in progress	56	62
Total	1,269	1,287
Less: accumulated depreciation	(830)	(868)
Net property	$439	$419

12. OTHER ASSETS

Other assets are summarized as follows (in millions):

	September 30,
	2016	2015
Investments in non-consolidated joint ventures (see Note 13)	$100	$96
Asbestos-related recoveries (see Note 23)	49	42
Unamortized revolver debt issuance costs (see Note 16)	7	10
Capitalized software costs, net (1)	29	28
Non-current deferred income tax assets (see Note 22)	413	28
Assets for uncertain tax positions (see Note 22)	35	3
Prepaid pension costs (see Note 21)	123	110
Other	4	15
Other assets	$760	$332

(1)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. INVESTMENTS IN NON-CONSOLIDATED JOINT VENTURES

The company’s non-consolidated joint ventures and related direct ownership interest are as follows:

	September 30,
	2016	2015	2014
Meritor WABCO Vehicle Control Systems (Commercial Truck & Industrial)	50%	50%	50%
Master Sistemas Automotivos Ltda. (Commercial Truck & Industrial)	49%	49%	49%
Sistemas Automotrices de Mexico S.A. de C.V. (Commercial Truck & Industrial)	50%	50%	50%
Ege Fren Sanayii ve Ticaret A.S. (Commercial Truck & Industrial)	49%	49%	49%
Automotive Axles Limited (Commercial Truck & Industrial)	36%	36%	36%
ZF Meritor LLC (Commercial Truck & Industrial)	—%	—%	50%

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
The company's pre-tax share of the settlement was $210 million ($209 million after-tax), of which $190 million was recognized as equity in earnings of ZF Meritor, and $20 million for the recovery of legal expenses from ZF Meritor was recognized as a reduction of selling, general and administrative expenses ("SG&A") in the consolidated statement of operations. The company recognized the recovery in SG&A as the historical incurrence of these costs was included in SG&A in the consolidated statement of operations in prior periods.
The company’s investments in non-consolidated joint ventures are as follows (in millions):

	September 30,
	2016	2015
Commercial Truck & Industrial	$100	$96
Aftermarket & Trailer	—	—
Total investments in non-consolidated joint ventures	$100	$96

The company’s equity in earnings of non-consolidated joint ventures is as follows (in millions):

	Year Ended September 30,
	2016	2015	2014
Commercial Truck & Industrial	$36	$39	$38
Aftermarket & Trailer	—	—	—
Total equity in earnings of affiliates	$36	$39	$38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The summarized financial information presented below represents the combined accounts of the company’s non-consolidated joint ventures related to its continuing operations (in millions):

	September 30,
	2016	2015
Current assets	$337	$393
Non-current assets	151	140
Total assets	$488	$533

Current liabilities	$192	$239
Non-current liabilities	103	111
Total liabilities	$295	$350

	Year Ended September 30,
	2016	2015	2014
Sales	$1,101	$1,288	$1,268
Gross profit	165	187	167
Net income	73	83	458

Dividends received from the company’s non-consolidated joint ventures were $37 million in fiscal year 2016, $32 million in fiscal year 2015 and $36 million in fiscal year 2014.

The company had sales to its non-consolidated joint ventures of approximately $9 million, $5 million and $3 million in fiscal years 2016, 2015 and 2014, respectively. These sales exclude sales of $124 million, $135 million and $141 million in fiscal years 2016, 2015 and 2014, respectively, to a joint venture in the company’s Commercial Truck & Industrial segment, which are eliminated as the company purchases these components back after value add provided by the joint venture. The company had purchases from its non-consolidated joint ventures of approximately $753 million, $855 million and $760 million in fiscal years 2016, 2015 and 2014, respectively. Additionally, the company leases space and provides certain administrative and technical services to various non-consolidated joint ventures. The company collected $12 million, $9 million and $5 million for such leases and services during fiscal years 2016, 2015 and 2014, respectively.

Amounts due from the company’s non-consolidated joint ventures were $22 million and $35 million at September 30, 2016 and 2015, respectively, and are included in Receivables, trade and other, net in the consolidated balance sheet. Amounts due to the company’s non-consolidated joint ventures were $84 million and $107 million at September 30, 2016 and 2015, respectively, and are included in Accounts payable in the consolidated balance sheet.

The fair value of the company’s investment in its Automotive Axles Limited joint venture was approximately $59 million and $57 million at September 30, 2016 and 2015, respectively, based on quoted market prices as this joint venture is listed and publicly traded on the Bombay Stock Exchange in India.
The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At September 30, 2016 and 2015, the company’s investment in the joint venture was $45 million and $42 million, respectively, representing the company’s maximum exposure to loss. This amount is included in investments in non-consolidated joint ventures (see Note 12).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows (in millions):

	September 30,
	2016	2015
Compensation and benefits	$115	$122
Income taxes	8	9
Taxes other than income taxes	21	23
Accrued interest	14	14
Product warranties	18	22
Restructuring (see Note 5)	14	7
Asbestos-related liabilities (see Note 23)	18	17
Indemnity obligations (see Note 23)	2	2
Other	58	63
Other current liabilities	$268	$279
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

A summary of the changes in product warranties is as follows (in millions):

	September 30,
	2016	2015	2014
Total product warranties – beginning of year	$48	$51	$57
Accruals for product warranties	10	15	22
Payments	(14)	(18)	(22)
Change in estimates and other	—	—	(6)
Total product warranties – end of year	44	48	51
Less: non-current product warranties (see Note 15)	(26)	(26)	(24)
Product warranties – current	$18	$22	$27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. OTHER LIABILITIES

Other liabilities are summarized as follows (in millions):

	September 30,
	2016	2015
Asbestos-related liabilities (see Note 23)	$136	$109
Restructuring (see Note 5)	2	3
Non-current deferred income tax liabilities (see Note 22)	12	99
Liabilities for uncertain tax positions (see Note 22)	16	15
Product warranties (see Note 14)	26	26
Environmental (see Note 23)	6	8
Indemnity obligations (see Note 23)	11	13
Other	29	32
Other liabilities	$238	$305

16. LONG-TERM DEBT

Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	September 30,
	2016	2015
4.625 percent convertible notes due 2026 (1)	$—	$55
4.0 percent convertible notes due 2027(2)(4)	142	142
7.875 percent convertible notes due 2026(2)(5)	129	127
6.75 percent notes due 2021(3)(6)	271	270
6.25 percent notes due 2024(3)(7)	442	442
Capital lease obligation	16	17
Export financing arrangements and other	10	18
Unamortized discount on convertible notes (8)	(14)	(20)
Subtotal	996	1,051
Less: current maturities	(14)	(15)
Long-term debt	$982	$1,036
(1) The 4.625 percent convertible notes contained a put and call feature, which allowed for earlier redemption beginning in 2016. As of June 30, 2016 all of these notes were redeemed.
(2) The 4.0 percent and 7.875 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2019 and 2020, respectively.
(3) The 6.75 percent and 6.25 percent notes contain a call option, which allows for early redemption.
(4) The 4.0 percent convertible notes due 2027 are presented net of $1 million unamortized issuance costs as of September 30, 2016 and September 30, 2015.
(5) The 7.875 percent convertible notes due 2026 are presented net of $2 million and $3 million unamortized issuance costs as of September 30, 2016 and September 30, 2015, respectively, and $9 million and $10 million original issuance discount as of September 30, 2016 and September 30, 2015.
(6) The 6.75 percent notes due 2021 are presented net of $4 million and $5 million unamortized issuance costs as of September 30, 2016 and September 30, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(7) The 6.25 percent notes due 2024 are presented net of $8 million unamortized issuance costs as of September 30, 2016 and September 30, 2015.

(8) The carrying amount of the equity component related to convertible debt.

Revolving Credit Facility
On June 2, 2016, the company entered into a third amendment of its senior secured revolving credit facility. The amendment increased the 2019 revolving loan commitment to $466 million, permits the company to execute certain internal restructuring plans, including the release of certain guarantors when required by such plans, and reset covenant basket amounts. Pricing and maturity dates remained unchanged. Subsequent to the amendment, certain lenders converted their $32 million 2017 revolving loan commitments to 2019 revolving loan commitments and are now subject to the terms of 2019 lenders. Pursuant to the revolving credit agreement, the company now has a $506 million revolving credit facility, $8 million of which matures in April 2017 for banks not electing to extend their commitments under the revolving credit facility, and $498 million of which matures in February 2019.
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
     The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At September 30, 2016, the revolving credit facility was collateralized by approximately $693 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company's current corporate credit rating. At September 30, 2016, the margin over LIBOR rate was 325 basis points, and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 225 basis points.
Certain of the company's subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly held notes outstanding under the company's indentures (see Note 27).
No borrowings were outstanding under the revolving credit facility at September 30, 2016 and September 30, 2015. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At September 30, 2016 and September 30, 2015, there were no letters of credit outstanding under the revolving credit facility.

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
On June 11, 2015, the company completed a public offering of an additional $225 million aggregate principal amount of 6.25 percent notes due 2024 (the "Additional 2024 Notes"), in an underwritten public offering pursuant to the company's December 2014 shelf registration statement. The proceeds from the sale of the Additional 2024 Notes were used to replenish available cash used to pay $179 million, including premium and fees, to repurchase $110 million principal amount at maturity of the company's 7.875 percent convertible notes due 2026 (the "7.875 convertible notes"). The company used the remaining net proceeds to purchase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

an annuity to satisfy its obligations under the Canadian and German pension plans for its employees and for general corporate purposes. The Additional 2024 Notes constitute a further issuance of, and are fungible with, the $225 million aggregate principal amount of Initial 2024 Notes that the company issued on February 13, 2014 and form a single series with the Initial 2024 Notes (collectively, the “2024 Notes”). The Additional 2024 Notes have terms identical to the Initial 2024 Notes, other than issue date and offering price, and have the same CUSIP number as the Initial 2024 Notes. Upon completion of the offering, the aggregate principal amount of outstanding notes of this series was $450 million.
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
Prior to February 15, 2019, the company may redeem, at its option, from time to time, the 2024 Notes, in whole or in part, at a redemption price equal to 100 percent of the principal amount of the 2024 Notes to be redeemed, plus an applicable make-whole premium (as defined in the indenture under which the 2024 Notes were issued) and any accrued and unpaid interest. On or after February 15, 2019, the company may redeem, at its option, from time to time, the 2024 Notes, in whole or in part, at the redemption prices (expressed as percentages of the principal amount of the 2024 Notes to be redeemed) set forth below, plus accrued and unpaid interest, if any, if redeemed during the 12-month period beginning on February 15 of the years indicated below:

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
Prior to June 15, 2016, the company may redeem, at its option, from time to time, the 2021 Notes, in whole or in part, at a redemption price equal to the 100 percent of the principal amount of the 2021 Notes to be redeemed plus an applicable make-whole premium (as defined in the indenture under which the 2021 Notes were issued) and any accrued and unpaid interest. On or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

after June 15, 2016, the company may redeem, at its option, from time to time, the 2021 Notes, in whole or in part, at the redemption prices (expressed as percentages of the principal amount of the 2021 Notes to be redeemed) set forth below, plus accrued and unpaid interest, if any, if redeemed during the 12-month period beginning on June 15 of the years indicated below:

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
In fiscal year 2015, the company repurchased $110 million principal amount at maturity of the company's 7.875 percent convertible notes, of which $85 million were repurchased at a premium equal to approximately 64 percent of their principal amount in the third quarter of 2015, and $25 million were purchased at a premium equal to approximately 58 percent of their principal amount in the fourth quarter of 2015. The 7.875 percent convertible notes contain a conversion to equity feature which can be settled in cash upon conversion. Accordingly, the liability and equity components are required to be separately accounted for upon recognition. Subsequently, upon derecognition of the convertible notes, the total cash consideration paid by the company is required to be allocated between the extinguishment of the liability component and the reacquisition of the equity component. Of the fiscal year 2015 total cash consideration of $179 million paid, $121 million and $58 million were allocated between the liability and equity components, respectively. The repurchase of $110 million principal amount at maturity of the company's 7.875 percent convertible notes was accounted for as an extinguishment of debt, and accordingly, the company recognized a net loss on debt extinguishment of $24 million, which consisted of $14 million of unamortized discount and deferred issuance costs and $10 million of premium. The net loss on debt extinguishment was included in Interest expense, net in the consolidated statement of operations. The repurchase was made under the company's 2026 convertible notes repurchase authorization.
In fiscal year 2015, the company repurchased $19 million principal amount of the company's 4.0 percent convertible notes. In the second quarter of fiscal year 2015, $15 million of the notes were repurchased at a premium equal to approximately 6 percent of their principal amount. In the third quarter of fiscal year 2015, $4 million of the notes were repurchased at a premium equal to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

approximately 5 percent of their principal amount. The repurchase of $19 million of 4.0 percent convertible notes was accounted for as an extinguishment of debt, and accordingly the company recognized an insignificant net loss on debt extinguishment, the majority of which was premium. The net loss on debt extinguishment was included in Interest expense, net in the consolidated statement of operations.
On March 1, 2016, substantially all $55 million outstanding principal amount of the company's 4.625 percent convertible notes were repurchased at 100 percent of the face value of the notes. On April 15, 2016, the remaining 4.625 percent convertible notes were redeemed at 100 percent of the face value. As of September 30, 2016 none of the 4.625 percent convertible notes were outstanding. The repurchases were made under the company's equity and equity linked repurchase authorizations (see Note 18). The repurchase program under these authorizations was complete as of September 30, 2016.
2013 Convertible Senior Unsecured Notes
In December 2012, the company issued $250 million principal amount of 7.875 percent convertible notes due 2026 (the "2013 convertible notes"). The 2013 convertible notes were sold by the company to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The 2013 convertible notes have an initial principal amount of $900 per note and will accrete to $1,000 per note on December 1, 2020 at an effective interest rate of 10.9 percent. Net proceeds received by the company, after issuance costs and discounts, were approximately $220 million.
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
On or after December 1, 2020, the company may redeem the 2013 convertible notes at its option, in whole or in part, at a redemption price in cash equal to 100 percent of the principal amount at maturity of the 2013 convertible notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Further, holders may require the company to purchase all or a portion of their 2013 convertible notes at a purchase price in cash equal to 100 percent of the principal amount at maturity of the 2013 convertible notes to be purchased, plus accrued and unpaid interest, on December 1, 2020 or upon certain fundamental changes. The maximum number of shares of common stock into which the 2013 convertible notes are convertible is approximately 11 million shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The company used the net proceeds of approximately $220 million from the offering of the 2013 convertible notes (after discounts and issuance costs) and additional cash to acquire a portion of its outstanding 4.625 percent convertible senior notes due 2026 (the "4.625 percent convertible notes") in transactions that settled concurrently with the closing of the 2013 convertible note offering. Approximately $245 million of $300 million principal amount of the 4.625 percent convertible notes were repurchased for an aggregate purchase price of approximately $236 million (including accrued interest).
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
The 2027 convertible notes are convertible into shares of the company’s common stock at an initial conversion rate, subject to adjustment, equivalent to 37.4111 shares of common stock per $1,000 initial principal amount of notes, which represents an initial conversion price of approximately $26.73 per share. If converted, the accreted principal amount will be settled in cash and the remainder of the company’s conversion obligation, if any, in excess of such accreted principal amount will be settled in cash, shares of common stock, or a combination thereof, at the company’s election. Holders may convert their 2027 convertible notes at any time on or after February 15, 2025. The maximum number of shares of common stock into which the 2027 convertible notes are convertible is approximately 5 million shares.
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
The 2027 convertible notes are fully and unconditionally guaranteed by certain subsidiaries of the company that currently guarantee the company’s obligations under its senior secured credit facility and other publicly held notes (see Revolving Credit Facility above).
Accounting guidance requires that cash-settled convertible debt, such as the 2027 convertible notes, be separated into debt and equity components at issuance and a value be assigned to each. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount. The company measures the debt component at fair value by utilizing a discounted cash flow model. This model utilizes observable inputs such as contractual repayment terms, benchmark forward yield curves, yield curves and quoted market prices of its own nonconvertible debt. The yield curves are acquired from an independent source that is widely used in the financial industry and reviewed internally by personnel with appropriate expertise in valuation methodologies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the principal amounts and related unamortized discount on all convertible notes (in millions):

	September 30, 2016	September 30, 2015
Principal amount of convertible notes	$283	$338
Unamortized discount on convertible notes	(23)	(30)
Net carrying value	$260	$308
The following table summarizes other information related to the convertible notes:

	Convertible Notes
	2027	2013
Total amortization period for debt discount (in years):	12	8
Remaining amortization period for debt discount (in years):	3	4
Effective interest rates on convertible notes:	7.7%	10.9%
The following table summarizes interest costs recognized on convertible notes (in millions):

	Year Ended September 30,
	2016	2015	2014
Contractual interest coupon	$18	$26	$30
Amortization of debt discount	8	8	9
Repurchase of convertible notes	—	24	5
Total	$26	$58	$44
Debt Maturities
As of September 30, 2016, the company is contractually obligated to make payments as follows (in millions):

	Total	2017	2018	2019	2020	2021	Thereafter (2)
Total debt (1)	$1,034	$14	$4	$2	$1	$277	$736

(1)	Total debt excludes unamortized discount on convertible notes of $14 million, unamortized issuance costs of $15 million, and original issuance discount of $9 million.

(2)	Includes the company's 4.0 percent and 7.875 percent convertible notes, which contain a put and call feature that allows for earlier redemption beginning in 2019 and 2020, respectively.
Capital Leases
On March 20, 2012, the company entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, the company can request financing from Wells Fargo Equipment Finance ("Wells Fargo"), which acquired the equipment financing business from GE Capital Commercial, Inc., for progress payments for equipment under construction, not to exceed $10 million at any time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, the company can also enter into lease arrangements with Wells Fargo for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. The company had $7 million and $10 million outstanding under this capital lease arrangement as of September 30, 2016 and 2015, respectively. In addition, the company had another $9 million and $7 million outstanding through other capital lease arrangements at September 30, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of September 30, 2016, the future minimum lease payments for noncancelable capital leases with initial terms in excess of one year were as follows:

	Total	2017	2018	2019	2020	2021	Thereafter
Capital lease obligation	$20	$6	$4	$3	$2	$2	$3
Less amounts representing interest	(4)	(1)	(1)	(1)	(1)	—	—
Principal on capital lease	$16	$5	$3	$2	$1	$2	$3
Letter of Credit Facilities
On February 21, 2014, the company entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million through December 19, 2015. From December 20, 2015 through March 19, 2019, the aggregate availability is $25 million. This facility contains covenants and events of default generally similar to those existing in the company’s public debt indentures. At September 30, 2016 and 2015, $23 million and $24 million of letters of credit were outstanding under this facility. In addition, the company had another $5 million and $6 million of letters of credit outstanding through other letter of credit facilities at September 30, 2016 and 2015, respectively.
Export Financing Arrangements
The company entered into a number of export financing arrangements through its Brazilian subsidiary during fiscal year 2014.  The export financing arrangements are issued under an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs.  The arrangements bear interest at 5.5 percent and have maturity dates in 2016 and 2017. There were $9 million and $18 million outstanding under these arrangements at September 30, 2016 and 2015, respectively.
Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the unpaid amount exceeds $35 million per bank. As of September 30, 2016 and 2015, the company had $10 million and $13 million, respectively, outstanding under this program at more than one bank.
Operating Leases
The company has various operating leasing arrangements. Future minimum lease payments under these operating leases are $16 million in 2017, $15 million in 2018, $15 million in 2019, $14 million in 2020, $11 million in 2021 and $26 million thereafter.

17. FINANCIAL INSTRUMENTS

The company’s financial instruments include cash and cash equivalents, short-term debt, long-term debt, and foreign exchange forward and options contracts. The company uses derivatives for hedging and non-trading purposes in order to manage its foreign exchange rate exposures.

Foreign Exchange Contracts
As a result of the company’s substantial international operations, it is exposed to foreign currency risks that arise from normal business operations, including in connection with transactions that are denominated in foreign currencies. In addition, the company translates sales and financial results denominated in foreign currencies into U.S. dollars for purposes of its consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on reported revenues and operating income, while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal years 2016, 2015 and 2014, the company's reported financial results were adversely affected by appreciation of the U.S. dollar against foreign currencies relative to the prior years.

The company has a foreign currency cash flow hedging program to reduce the company’s exposure to changes in exchange rates on foreign currency purchases and sales. The company uses foreign currency forward contracts to manage the company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

At September 30, 2016, 2015 and 2014, the notional amount of the company's foreign exchange contracts outstanding under its foreign currency cash flow hedging program were $190 million, $137 million, and $47 million respectively. The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

From time to time the company hedges against foreign currency exposure related to translations to U.S. dollars of financial results denominated in foreign currencies. Changes in fair value associated with these contracts are recorded in other income, net, in the consolidated statement of operations. The company also uses option contracts to mitigate foreign currency exposure on expected future Indian Rupee-denominated purchases. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.

The following table summarizes the impact of the company’s derivatives instruments on comprehensive income for fiscal years ended September 30 (in millions):

	Location of Gain (Loss)	2016	2015	2014
Derivatives designated as hedging instruments:
Amount of gain (loss) recognized in AOCL (effective portion)	AOCL	$(3)	$3	$3
Amount of gain (loss) reclassified from AOCL into income (effective portion)	Cost of Sales	(4)	6	1
Derivatives not designated as hedging instruments: Amount of gain recognized in income	Cost of Sales	(1)	2	—
Derivatives not designated as hedging instruments: Amount of gain recognized in income	Other Income (expense)	(1)	2	—

Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	September 30, 2016		September 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$160	$160	$193	$193
Short-term debt	14	14	15	15
Long-term debt	982	1,051	1,036	1,123
Foreign exchange forward contracts (other assets)	1	1	1	1
Foreign exchange forward contracts (other liabilities)	2	2	3	3
Short-term foreign currency option contracts (other assets)	—	—	1	1
Long-term foreign currency option contracts (other assets)	2	2	1	1

The following table reflects the offsetting of derivative assets and liabilities (in millions):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 30, 2016			September 30, 2015
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Asset
Foreign exchange forward contract	1	—	1	1	—	1
Derivative Liabilities
Foreign exchange forward contract	2	—	2	3	—	3
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

Fair value of financial instruments by the valuation hierarchy at September 30, 2016 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash equivalents	$160	$—	$—
Short-term debt	—	—	14
Long-term debt	—	1,040	11
Foreign exchange forward contracts (asset)	—	1	—
Foreign exchange forward contracts (liability)	—	2	—
Short-term foreign currency option contracts (asset)	—	—	—
Long-term foreign currency option contracts (asset)	—	—	2

Fair value of financial instruments by the valuation hierarchy at September 30, 2015 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash equivalents	$193	$—	$—
Short-term debt	—	—	15
Long-term debt	—	1,102	21
Foreign exchange forward contracts (asset)	—	1	—
Foreign exchange forward contracts (liability)	—	3	—
Short-term foreign currency option contracts (asset)	—	—	1
Long-term foreign currency option contracts (asset)	—	—	1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tables below provide a reconciliation of changes in fair value of the Level 3 financial assets and liabilities measured at fair value in the consolidated balance sheet for the twelve months ended September 30, 2016 and September 30, 2015, respectively. No transfers of assets between any of the Levels occurred during these periods.

Twelve months ended September 30, 2016 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2015	$1	$1	$2
Total unrealized gains (losses):
Included in other income, net	(2)	—	(2)
Included in cost of sales	—	(1)	(1)
Total realized gains (losses):
Included in other income, net	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	1	—	1
Settlements	—	2	2
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	—	—	—
Fair Value as of September 30, 2016	$—	$2	$2
(1) Transfers as of the last day of the reporting period

Twelve months ended September 30, 2015 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2014	$2	$1	$3
Total unrealized gains (losses):
Included in other income, net	(1)	—	(1)
Included in cost of sales	(1)	—	(1)
Total realized gains (losses):
Included in other income, net	2	—	2
Included in cost of sales	3	—	3
Purchases, issuances, sales and settlements:
Purchases	6	—	6
Settlements	(10)	(1)	(11)
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	—	1	1
Fair Value as of September 30, 2015	$1	$1	$2
(1) Transfers as of the last day of the reporting period
Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents at September 30, 2016 or September 30, 2015.
     Short- and Long-term debt — Fair values are based on transaction prices at public exchange for publicly traded debt. For debt instruments that are not publicly traded, fair values are based on interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms and remaining maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Foreign exchange forward contracts — The company uses foreign exchange forward purchase and sale contracts with terms of 16 months or less to hedge its exposure to changes in foreign currency exchange rates. The fair value of foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss in the statement of shareholders’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings.
Foreign currency option contracts — The company uses option contracts to mitigate foreign currency exposure on expected future Indian Rupee-denominated purchases. In the second quarter of fiscal year 2015, the company entered into a new series of foreign currency option contracts with effective dates from the start of third quarter of fiscal year 2015 through the end of fiscal year 2017. In the fourth quarter of fiscal year 2016, the company entered into a new series of foreign currency option contracts with effective dates from the start of the first quarter of fiscal year 2017 through the end of fiscal year 2018. At September 30, 2016, the notional amount of the company's Indian Rupee foreign exchange contracts outstanding was $174 million. The fair value of the foreign currency option contracts is based on a third-party proprietary model, which incorporates inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates, and time utilizing market instruments with similar quality and maturity characteristics. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.
From time to time the company will hedge against its foreign currency exposure related to translations to U.S. dollars of financial results denominated in foreign currencies. In fiscal year 2015, the company entered into a series of foreign currency option contracts with a total notional amount of $48 million to reduce volatility in the translation of Brazilian real earnings to U.S. dollars. These foreign currency option contracts did not qualify for a hedge accounting election but were expected to mitigate foreign currency translation exposure of Brazilian real earnings to U.S. dollars. As of the end of fiscal year 2016, there are no Brazilian real foreign currency option contracts outstanding. The fair value of the foreign currency option contracts is based on a third-party proprietary model, which incorporates inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates, and time utilizing market instruments with similar quality and maturity characteristics. Changes in fair value associated with these contracts are recorded in other income, net, in the consolidated statement of operations.
Also in fiscal year 2015, the company entered into a series of foreign currency contracts with total notional amounts of $30 million and $27 million to mitigate the risk of volatility in the translation of Swedish krona and euro earnings to U.S. dollars, respectively. During the first quarter of fiscal year 2016, the company entered into additional foreign currency contracts with total notional amounts of $19 million and $21 million to mitigate the risk of volatility in the translation of Swedish krona and euro earnings, to U.S. dollars. These foreign currency option contracts did not qualify for a hedge accounting election. As of the end of fiscal year 2016, there were no Swedish krona and euro foreign currency option contracts outstanding. The fair value of the foreign currency option contracts is based on a third-party proprietary model, which incorporates inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates, and time utilizing market instruments with similar quality and maturity characteristics. Changes in fair value associated with these contracts are recorded in the consolidated statement of operations in other income, net.

18. SHAREHOLDERS’ EQUITY

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

The company has reserved approximately 10 million shares of common stock in connection with its 2010 Long-Term Incentive Plan, as amended ("LTIP") for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, restricted share units and stock awards to key employees and directors. At September 30, 2016, there were 2.9 million shares available for future grants the LTIP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Repurchase Authorizations
On July 21, 2016, the Board of Directors authorized the repurchase of up to $100 million of the company’s common stock and up to $150 million aggregate principal amount of any of the company’s debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and our debt covenants. This repurchase authorization superseded and replaced the January 2015 repurchase authorization described below. No repurchases were made under these authorizations during fiscal 2016.
In June 2014, the company's Board of Directors authorized the repurchase of up to $210 million of the company's equity and equity-linked securities (including convertible debt securities), subject to the achievement of its M2016 net debt reduction target and compliance with legal and regulatory requirements and its debt covenants. During fiscal year 2016, the company repurchased 8.7 million shares of common stock for $81 million (including commission costs) and all $55 million outstanding principal amount 4.625% convertible notes at 100 percent of the face value of the notes. In the aggregate, the company repurchased 12.8 million shares of common stock for $136 million (including commission costs), $19 million principal amount of its 4.0 percent convertible notes, and all of the $55 million outstanding principal amount 4.625% convertible notes at 100 percent of the face value of the notes. (see Note 18). The repurchase program under the $210 million authorization was complete as of September 30, 2016.
In January 2015, the Offering Committee of the company's Board of Directors authorized the repurchase of up to $150 million aggregate principal amount of any of the company's debt securities (including convertible debt securities). No repurchases were made under this authorization prior to its replacement with the authorization described above on July 21, 2016.

In May 2015, the Offering Committee of the company's Board of Directors authorized the repurchase of up to $175 million aggregate principal amount at maturity of the company’s 7.875 percent convertible notes, subject to compliance with legal and regulatory requirements and its debt covenants. This repurchase authorization expired on September 30, 2015. During fiscal year 2015, the company repurchased $110 million principal amount at maturity of the company's 7.875 percent convertible notes for $179 million (see Note 16) pursuant to this repurchase authorization.

Accumulated Other Comprehensive Loss (AOCL)
The components of AOCL as reported in the Consolidated Balance Sheet and Statement of Equity (Deficit), and the changes in AOCL by components, net of tax, are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at September 30, 2015	$(54)	$(705)	$(7)	$(766)
Other comprehensive income (loss) before reclassification	(12)	(70)	4	(78)
Amounts reclassified from accumulated other comprehensive loss - net of tax	—	35	—	35
Net current-period other comprehensive income (loss)	$(12)	$(35)	$4	$(43)
Balance at September 30, 2016	$(66)	$(740)	$(3)	$(809)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Amortization of prior service costs	$(1)	(a)
Amortization of actuarial losses	36	(a)
	35	Total before tax
	—	Tax (benefit) expense
	$35	Net of tax
Total reclassifications for the period	$35	Net of tax

(a)  These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 20 and 21 for additional details), which is recorded in cost of sales and selling, general and administrative expenses

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at September 30, 2014	$41	$(789)	$(1)	$(749)
Other comprehensive income (loss) before reclassification	(96)	(18)	(6)	(120)
Amounts reclassified from accumulated other comprehensive loss - net of tax	1	102	—	103
Net current-period other comprehensive income (loss)	$(95)	$84	$(6)	$(17)
Balance at September 30, 2015	$(54)	$(705)	$(7)	$(766)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Amortization of prior service costs	$(1)	(a)
Amortization of actuarial losses	47	(a)
Recognized prior service costs due to settlement	56	(a)
	102	Total before tax
	—	Tax (benefit) expense
	$102	Net of tax

Employee Benefit Related Adjustment
Other reclassification adjustment	$1	(b)
	1	Total before tax
	—	Tax (benefit) expense
	$1	Net of tax

Total reclassifications for the period	$103	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 20 and 21 for additional details).

(b) These accumulated other comprehensive income components are included in the computation of loss from discontinued operations (see Note 3).

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at September 30, 2013	$61	$(792)	$(3)	$(734)
Other comprehensive income (loss) before reclassification	(20)	(21)	2	(39)
Amounts reclassified from accumulated other comprehensive loss - net of tax	—	24	—	24
Net current-period other comprehensive income (loss)	$(20)	$3	$2	$(15)
Balance at September 30, 2014	$41	$(789)	$(1)	$(749)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Amortization of prior service costs	$(7)	(a)
Amortization of actuarial losses	46	(a)
Recognized prior service costs due to curtailment	(15)	(a)
	24	Total before tax
	—	Tax (benefit) expense
	$24	Net of tax

Total reclassifications for the period	$24	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 20 and 21 for additional details).

19. EQUITY BASED COMPENSATION

Stock Options
Under the company’s incentive plans, stock options are typically granted at prices equal to the fair value on the grant date and have a maximum term of 10 years. Stock options generally vest over a three-year period from the grant date. No stock options were granted or exercised during fiscal years 2016, 2015 and 2014.

The following is a rollforward of stock options for fiscal year 2016 (shares in thousands, exercise price and remaining contractual term represent weighted averages and aggregate intrinsic values in millions):

	Shares	Exercise Price	Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding — beginning of year	650	$10.32
Cancelled or expired	(417)	11.50
Outstanding — end of year	233	$8.22	1.9	—
Exercisable — end of year	233	$8.22	1.9	—

Stock-based compensation is measured at the grant date based on the fair value of the award and is generally recognized as expense ratably on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.
Compensation expense is recognized for the non-vested portion of previously issued stock options. No compensation expense associated with the expensing of stock options was recognized in fiscal years 2016 and 2015. During fiscal year 2014, the company recognized $1.2 million in compensation expense associated with the expensing of stock options. No options were exercised in fiscal years 2016, 2015 and 2014.

Restricted Stock and Restricted Share Units
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a rollforward of the company’s non-vested restricted stock and restricted share units as of September 30, 2016, and the activity during fiscal year 2016 is summarized as follows (shares in thousands):

Non-vested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested - beginning of year	1,447	$8.23
Granted	713	9.72
Vested	(744)	4.44
Forfeited	(184)	12.14
Non-vested - end of year	1,232	11.00

In fiscal years 2016, 2015 and 2014, the company granted 0.7 million, 0.5 million, and 0.2 million shares of restricted stock and restricted share units, respectively. The grant date weighted average fair value of these restricted share units was $9.72, $13.91, and $9.23 for shares of restricted stock and restricted share units granted in fiscal years 2016, 2015 and 2014, respectively. The number of non-vested restricted shares and restricted share units as of September 30, 2016 was 1.2 million. The per share weighted average fair value of these non-vested shares was $11.00.

As of September 30, 2016, there was $8 million of total unrecognized compensation costs related to non-vested restricted shares and restricted share units. These costs are expected to be recognized over a weighted average period of 1.49 years. Total compensation expense recognized for restricted stock and restricted share units was $5 million in fiscal year 2016, $4 million in fiscal year 2015 and fiscal year 2014.

Performance Share Units
The company has granted performance share units to all executives eligible to participate in the LTIP. The company measures the grant price fair value of these units-based awards at the market price of the company’s common stock as of the date of the grant. Compensation cost associated with these stock-based awards is recognized ratably over the vesting period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following is a rollforward of the company’s non-vested performance share units as of September 30, 2016, and the activity during fiscal year 2016 is summarized as follows (shares in thousands):

Non-vested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested - beginning of year	2,310	$10.01
Granted	810	10.31
Vested	—	—
Forfeited	(460)	11.31
Non-vested - end of year	2,660	9.88
There were 0.8 million performance share units granted during fiscal 2016 and 2.7 million of non-vested performance shares as of September 30, 2016. The per share weighted average fair value of the performance share units was $9.88 as of September 30, 2016.
For the years ended September 30, 2016, 2015 and 2014, compensation cost recognized related to the performance share units was $6 million , $8 million and $4 million, respectively. As of September 30, 2016, there were $15.9 million of total unrecognized compensation costs related to non-vested performance share unit equity compensation arrangements. These costs are expected to be recognized over a weighted average period of 3.74 years.

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

On December 22, 2005, the District Court issued a preliminary injunction enjoining the company from implementing the changes to retiree health benefits and ordered the company to reinstate and resume paying the full cost of health benefits for the UAW retirees at the levels existing prior to the changes made in 2002 and 2004. On September 13, 2006, the District Court granted a motion by the UAW for summary judgment and granted the UAW’s request to make the terms of the preliminary injunction

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

permanent (the "injunction"). The company accounted for the injunction as a rescission of the 2002 and 2004 plan amendments and began recording the impact of the injunction in March 2006. In addition, the injunction ordered the defendants to reimburse the plaintiffs for out-of-pocket expenses incurred since the date of the earlier benefit modifications. The company has recorded a $2 million reserve at September 30, 2016 and 2015, as the best estimate of its liability for these retroactive benefits. The company appealed the District Court’s order to the U.S. Court of Appeals for the Sixth Circuit. The Sixth Circuit ruled to affirm the District Court’s ruling and the company moved for an en banc rehearing.  The motion for an en banc rehearing was held in abeyance while the parties attempted to settle the case.  In July, 2016 the company moved for re-hearing based on a Supreme Court decision on the subject matter and subsequent Sixth Circuit ruling in a separate case on the same subject matter.  The company believes it has meritorious defenses and continues to pursue a reversal of the Sixth Circuit’s previous decision.  The ultimate outcome of the UAW lawsuit may result in future plan amendments. The impact of any future plan amendments cannot be reasonably estimated at this time.

The mortality assumptions for participants in the company’s U.S. plans incorporates future mortality improvements from tables published by the Society of Actuaries ("SOA"). In October 2014, the SOA issued new mortality and mortality improvement tables that raised the life expectancies. The company reviewed the new SOA mortality and mortality improvement tables and utilized an actuary to conduct a study based on the company’s plan participants. The company determined that the best representation of the plans' mortality is to utilize the new SOA mortality and mortality improvement tables as the reference table for credibility-weighted mortality rates, blended with company-specific mortality based on the study conducted by the actuary. The company incorporated the updated tables into the 2015 year-end measurement of the plans’ benefit obligations. As a result of this change in actuarial assumption, the company’s U.S. OPEB obligations decreased by $18 million in the fourth quarter of fiscal year 2015. The company considers improvement scales released annually by the SOA. These did not have an impact in fiscal year 2016.

On September 26, 2014, Meritor amended its retiree medical and retiree life insurance plan in the United States to cease retiree medical coverage for salaried and non-union hourly employees under the age of 65 and eliminate retiree life insurance coverage with face amounts ranging from $3,750 to $15,000. The amendment triggered a curtailment in the fourth quarter of fiscal year 2014 which immediately reduced the retiree medical liability by $16 million (i.e., a curtailment gain) and reduced retiree medical expense by $15 million. The reduction in expense was primarily attributable to the required immediate recognition of negative prior service costs which were previously being amortized into net periodic expense over the active participants remaining average service life. The $16 million reduction to the retiree medical liability established a new negative prior service cost base, which, subsequent to the curtailment, is being amortized over an average expected lifetime of inactive participants of approximately 10 years.

The company’s retiree medical obligations were measured as of September 30, 2016, 2015, and 2014. The following are the assumptions used in the measurement of the APBO and retiree medical expense:

	2016	2015	2014
Discount rate	3.45%	4.20%	4.20%
Health care cost trend rate	7.10%	7.00%	7.40%
Ultimate health care trend rate	4.75%	5.00%	5.00%
Year ultimate rate is reached	2024	2022	2022

The assumptions noted above are used to calculate the APBO for each fiscal year end and retiree medical expense for the subsequent fiscal year.

The discount rate is used to calculate the present value of the APBO. This rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical benefits. The company has used the corporate AA/Aa bond rate for this assumption. The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. The company’s projection for fiscal year 2017 health care cost trend rate is 7.10 percent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The APBO as of the September 30, 2016 and 2015 measurement dates are summarized as follows (in millions):

	2016	2015
Retirees	$444	$433
Employees eligible to retire	1	3
Total	$445	$436
The following reconciles the change in APBO and the amounts included in the consolidated balance sheet for years ended September 30, 2016 and 2015, respectively (in millions):

	2016	2015
APBO — beginning of year	$436	$477
Service cost	—	—
Interest cost	18	19
Participant contributions	—	2
Actuarial loss (gain)	27	(19)
Foreign currency rate changes	—	(3)
Benefit payments (2)	(36)	(40)
APBO — end of year	445	436
Other (1)	2	2
Retiree medical liability	$447	$438

(1)	The company recorded a $2 million reserve for retiree medical liabilities at September 30, 2016 and 2015 as its best estimate for retroactive benefits related to the previously mentioned injunction

(2)	Net of subsidies and rebates available under Employer Group Waiver Plan (EGWP).

Actuarial losses/(gains) relate to changes in the discount rate and other actuarial assumptions. In accordance with FASB ASC Topic 715, “Compensation – Retirement Benefits”, a portion of the actuarial losses is not subject to amortization. The actuarial losses that are subject to amortization are generally amortized over the average lifetime of inactive participants of approximately 10 years.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. The company provides retiree medical benefits under certain plans that exceed the value of the benefits that are provided by the Medicare Part D plan. Therefore, management concluded that these plans are at least actuarially equivalent to the Medicare Part D plan and the company is eligible for the federal subsidy. In September 2011, in connection with the Health Care and Education Reconciliation Act of 2010, the company converted its current prescription drug program for certain retirees to a group-based, company-sponsored Medicare Part D program, or Employer Group Waiver Plan (EGWP). In September 2012, the company converted certain additional groups of retirees to EGWP and as a result, reduced its APBO by an additional amount of approximately $25 million. In 2013, the company began using use the Part D subsidies delivered through EGWP to reduce its net retiree medical costs. As a result of this change in assumption, the company reduced its APBO by approximately $35 million. These reductions to APBO are being amortized over an average expected lifetime of inactive participants of approximately 10 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The retiree medical liability is included in the consolidated balance sheet as follows (in millions):

	September 30,
	2016	2015
Current — included in compensation and benefits	$33	$33
Long-term — included in retirement benefits	414	405
Retiree medical liability	$447	$438
The following table summarizes the amounts included in Accumulated Other Comprehensive Loss net of tax related to retiree medical liabilities as of September 30, 2016 and 2015 and changes recognized in Other Comprehensive Income (Loss) net of tax for the years ended September 30, 2016 and 2015.

	Net Actuarial Loss	Prior Service Cost (Benefit)	Total
Balance at September 30, 2015	$101	$(12)	$89
Net actuarial loss for the year	27	—	27
Amortization for the year	(13)	1	(12)
Deferred tax impact	(8)	—	(8)
Balance at September 30, 2016	$107	$(11)	$96

Balance at September 30, 2014	$142	$(13)	$129
Net actuarial gain for the year	(19)	—	(19)
Amortization for the year	(22)	1	(21)
Balance at September 30, 2015	$101	$(12)	$89
The net actuarial loss and prior service benefit that are estimated to be amortized from accumulated other comprehensive loss into net periodic retiree medical expense in fiscal year 2017 are $15 million and $(3) million, respectively.

The components of retiree medical expense for years ended September 30 are as follows (in millions):

	2016	2015	2014
Service cost	$—	$—	$—
Interest cost	18	19	23
Amortization of:
Prior service benefit	(1)	(1)	(7)
Actuarial losses	13	22	23
Recognized prior service costs due to curtailment	—	—	(15)
Retiree medical expense	$30	$40	$24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2016	2015
Effect on total service and interest cost
1% Increase	$1	$2
1% Decrease	(1)	(1)
Effect on APBO
1% Increase	40	39
1% Decrease	(35)	(34)

     The company expects future benefit payments as follows (in millions):

	Gross Benefit Payments	Gross Receipts (1)
Fiscal 2017	$40	$7
Fiscal 2018	40	7
Fiscal 2019	40	7
Fiscal 2020	40	7
Fiscal 2021	40	7
Fiscal 2022 – 2026	184	34

(1)	Consists of subsidies and rebates available under EGWP.

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

The mortality assumptions for participants in the company’s U.S. plans incorporates future mortality improvements from tables published by the SOA. In October 2014, the SOA issued new mortality and mortality improvement tables that raised the life expectancies. The company reviewed the new SOA mortality and mortality improvement tables and utilized an actuary to conduct a study based on the company’s plan participants. The company determined that the best representation of the plans' mortality is to utilize the new SOA mortality and mortality improvement tables as the reference table for credibility-weighted mortality rates, blended with company specific mortality based on the study conducted by the actuary. The company incorporated the updated tables into the 2015 year-end measurement of the plans’ benefit obligations. As a result of this change in actuarial assumption, the company’s U.S. pension obligations increased by $24 million in the fourth quarter of fiscal year 2015. The company considers improvement scales released annually by the SOA. These did not have an impact in fiscal year 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In April 2007, the company announced a freeze of its defined benefit pension plan for salaried and non-represented employees in the United States, effective January 1, 2008. The change affected approximately 3,800 employees including certain employees who continued to accrue benefits for an additional transition period, ending June 30, 2011. After these freeze dates, the company started making additional contributions to its defined contribution savings plan on behalf of the affected employees. The amount of the savings plan contribution is based on a percentage of the employees’ pay, with the contribution percentage increasing as a function of employees’ age. These changes do not affect plan participants who had retired prior to the freeze dates or represented employees. Accumulated actuarial losses are being amortized into net periodic pension expense over the average life expectancy of inactive plan participants of approximately 21 years.

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

Effective October 2014, the company amended the U.S. Retirement Plan to include an additional distribution option in the form of a Lump Sum Benefit from the Plan. The majority of Plan members are eligible for this distribution option following termination or when making their retirement payment election. The Lump Sum Benefit equals the present value of a member's vested accrued benefit paid in one lump sum payment.

The company’s pension obligations are generally measured as of September 30, 2016, 2015 and 2014, while the pension obligations associated with the fourth quarter fiscal year 2015 settled Canadian and German pension plans were measured as of August 31, 2015. The U.S. plans include qualified and non-qualified pension plans. The company’s only significant non-U.S. plan is located in the United Kingdom.

The following are the significant assumptions used in the measurement of the projected benefit obligation (PBO) and net periodic pension expense:

	U.S. Plans
	2016			2015			2014
Discount Rate	3.50%	—	3.55%	4.25%	—	4.35%	4.20%	—	4.30%
Assumed return on plan assets (beginning of the year)	7.75%			8.00%			8.00%

	Non-U.S. Plans (2)
	2016	2015			2014
Discount Rate (1)	2.50%	1.00%	—	3.80%	1.90%	—	4.10%
Assumed return on plan assets (beginning of the year) (1)	6.00%	2.25%	—	7.25%	2.25%	—	7.25%
Rate of compensation increase (3)	N/A	2.00%			2.00%	—	3.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)
The discount rate for the company’s U.K. pension plan was 2.50 percent, 3.80 percent and 4.10 percent for 2016, 2015 and 2014, respectively. The assumed return on plan assets for this plan was 6.00 percent for 2016 and 7.25 percent for 2015 and 2014.

(2)	In fiscal year 2015, our German and Canadian pension plans were settled. In 2016, assumptions presented are for the U.K pension plan, which is the only significant non-U.S. plan remaining.

(3)	Rate of compensation expense for 2016 is not applicable as the U.K. pension plan is frozen.

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

The following table reconciles the change in the PBO, the change in plan assets and amounts included in the consolidated balance sheet for the years ended September 30, 2016 and 2015, respectively (in millions):

	2016			2015
	U.S.	Non- U.S.	Total	U.S.	Non- U.S.	Total
PBO — beginning of year	$1,042	$614	$1,656	$1,059	$735	$1,794
Service cost	—	1	1	1	1	2
Interest cost	45	20	65	44	26	70
Actuarial loss	105	115	220	10	48	58
Settlements	—	—	—	—	(111)	(111)
Benefit payments	(80)	(35)	(115)	(72)	(29)	(101)
Foreign currency rate changes	—	(99)	(99)	—	(56)	(56)
PBO — end of year	$1,112	$616	$1,728	$1,042	$614	$1,656
Change in plan assets
Fair value of assets — beginning of year	$830	$717	$1,547	$832	$743	$1,575
Actual return on plan assets	79	169	248	65	67	132
Employer contributions	5	1	6	5	7	12
Settlements	—	—	—	—	(20)	(20)
Benefit payments	(80)	(35)	(115)	(72)	(29)	(101)
Foreign currency rate changes	—	(118)	(118)	—	(51)	(51)
Fair value of assets — end of year	$834	$734	$1,568	$830	$717	$1,547
Funded status	$(278)	$118	$(160)	$(212)	$103	$(109)
Amounts included in the consolidated balance sheet at September 30 are comprised of the following (in millions):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2016			2015
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Non-current assets	$—	$123	$123	$—	$110	$110
Current liabilities	(6)	—	(6)	(5)	—	(5)
Retirement benefits-non-current	(272)	(5)	(277)	(207)	(7)	(214)
Net amount recognized	$(278)	$118	$(160)	$(212)	$103	$(109)
The following tables summarize the amounts included in Accumulated Other Comprehensive Loss net of tax related to pension liabilities as of September 30, 2016 and 2015 and changes recognized in Other Comprehensive Income (Loss) net of tax for the year ended September 30, 2016.

	Net Actuarial Loss
	U.S.	Non-U.S.	Total
Balance at September 30, 2015	$410	$206	$616
Net actuarial loss for the year	87	(11)	76
Amortization for the year	(18)	(5)	(23)
Deferred tax impact	(25)	—	(25)
Balance at September 30, 2016	$454	$190	$644

Balance at September 30, 2014	$419	$241	$660
Net actuarial loss for the year	8	24	32
Amortization for the year	(17)	(8)	(25)
Deferred tax impact	—	5	5
Settlements	—	(56)	(56)
Balance at September 30, 2015	$410	$206	$616

The company estimates that $30 million of net actuarial losses will be amortized from accumulated other comprehensive loss into net periodic pension expense during fiscal year 2017. The non-current portion of the pension liability is included in Retirement Benefits in the consolidated balance sheet as follows (in millions):

	September 30,
	2016	2015
Pension liability	$277	$214
Retiree medical liability — long term (see Note 20)	414	405
Other	12	13
Total retirement benefits	$703	$632

In accordance with FASB guidance, the PBO, accumulated benefit obligation (ABO) and fair value of plan assets are required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and ABO is that the PBO includes projected compensation increases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Additional information is as follows (in millions):

	2016			2015
	ABO Exceeds Assets	Assets Exceed ABO	Total	ABO Exceeds Assets	Assets Exceed ABO	Total
PBO	$1,116	$612	$1,728	$1,057	$599	$1,656
ABO	1,116	612	1,728	1,057	598	1,655
Plan Assets	834	734	1,568	838	709	1,547

The components of net periodic pension expense are as follows (in millions):

	2016	2015	2014
Service cost	$1	$2	$2
Interest cost	65	70	80
Assumed rate of return on plan assets	(99)	(111)	(104)
Amortization of —
Actuarial losses	23	26	23
Settlement loss	—	59	—
Net periodic pension expense	$(10)	$46	$1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

U.S. fixed income securities typically offer daily liquidity, with only one investment allowing quarterly redemptions. International and emerging fixed income investment vehicles generally provide daily liquidity.

Commingled Funds: The fair value of commingled funds is accounted for by a custodian. The custodian obtains valuations from underlying fund managers based on market quotes for the most liquid assets and alternative methods for assets that do not have sufficient trading activity to derive prices. The company and custodian review the methods used by the underlying managers to value the assets.

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

Futures Contracts:  The plan enters into futures contracts in the normal course of its investing activities to manage market risk and to achieve overall investment portfolio objectives.  The credit risk associated with these contracts is minimal as they are traded on organized exchanges and settled daily.  The fair value of futures contracts is determined by direct quoted market prices.  Cash margin for these futures contracts is included in Cash and Cash Equivalents in the leveling table.

Alternatives/Partnerships/Private Equity: This category includes investments in private equity and hedge funds.  Such investments may be made directly or through pooled funds, including fund of funds structures. The fair market value of the company’s interest in partnerships and private equity is valued by the fund managers. The valuation is based on the net present value of observable inputs (dividends, cash flows, earnings, etc.), which are discounted at applicable discount rates. The company and custodian review the methods used by the underlying managers to value the assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of plan assets at September 30, 2016 by asset category is as follows (in millions):

U.S. Plans	2016
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
U.S. – Large cap	$71	$—	$—	$71
U.S. – Small cap	22	—	—	22
Private equity	—	—	11	11
International equity	41	—	—	41
Equity investments measured at net asset value (1)	—	—	—	152
Total equity investments	$134	$—	$11	$297
Fixed income investments
U.S. fixed income	$10	$265	$—	$275
Emerging fixed income	—	20	—	20
Partnerships fixed income	—	—	1	1
Fixed income investments measured at net asset value (1)	—	—	—	45
Total fixed income	$10	$285	$1	$341
Alternatives – Partnerships	—	—	77	77
Alternatives – Partnerships measured at net asset value (1)	—	—	—	84
Cash and cash equivalents	—	35	—	35
Total assets at fair value	$144	$320	$89	$834

Non-U.S. Plans	2016
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
International equity	$61	$—	$—	$61
Equity investments measured at net asset value (1)	—	—	—	82
Total equity investments	$61	$—	$—	$143
Fixed income investments
Other fixed income investments	$—	$222	$—	$222
Fixed income investments measured at net asset value (1)	—	—	—	198
Total fixed income	$—	$222	$—	$420
Commingled funds	—	6	—	6
Alternative investments measured at net asset value (1)	—	—	—	114
Real estate measured at net asset value (1)	—	—	—	37
Cash and cash equivalents	—	14	—	14
Total assets at fair value	$61	$242	$—	$734

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unfunded Commitment

As of September 30, 2016, the U.S. plan had $20 million of unfunded investment commitments related to plan assets. The majority of this amount is attributed to partnership investments that the plan will invest in gradually over the course of several years. Non-U.S. plans currently do not have any unfunded commitments.

The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended September 30, 2016 (in millions):

U.S. Plans	2016
	Fair Value at October 1, 2015	Return on Plan Assets: Attributable to Assets Held at September 30, 2016	Purchases	Settlements	Net Transfers Into (Out of) Level 3	Fair Value at September 30, 2016
Asset Category
Private equity	$15	$(4)	$—	$—	$—	$11
Partnerships –
Fixed income	1	—	—	—	—	1
Alternatives –
Partnerships	84	(5)	—	(2)	—	77
Total Level 3 fair value	$100	$(9)	$—	$(2)	$—	$89

The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended September 30, 2015 (in millions):

U.S. Plans	2015
	Fair Value at October 1, 2014	Return on Plan Assets: Attributable to Assets Held at September 30, 2015	Purchases	Settlements	Net Transfers Into (Out of) Level 3	Fair Value at September 30, 2015
Asset Category
Private equity	$15	$—	$—	$—	$—	$15
Partnerships –
Fixed income	1	—	—	—	—	1
Alternatives –
Partnerships	58	19	8	(1)	—	84
Total Level 3 fair value	$74	$19	$8	$(1)	$—	$100

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Information about the expected cash flows for the U.S. and non-U.S. pension plans is as follows (in millions):

	U.S.	Non U.S.	Total
Expected employer contributions:
Fiscal 2017	$5	$1	$6
Expected benefit payments:
Fiscal 2017	78	20	98
Fiscal 2018	76	20	96
Fiscal 2019	74	21	95
Fiscal 2020	73	22	95
Fiscal 2021	71	22	93
Fiscal 2022-2026	336	121	457

The company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans, including company matching contributions, was $16 million, $15 million and $14 million for fiscal years 2016, 2015 and 2014, respectively.

22. INCOME TAXES

The income tax provisions were calculated based upon the following components of income before income taxes (in millions):

	2016	2015	2014
U.S. income	$71	$24	$204
Foreign income	84	43	111
Total	$155	$67	$315

The components of the benefit (provision) for income taxes are summarized as follows (in millions):

	2016	2015	2014
Current tax benefit (expense):
U.S.	$(1)	$(4)	$(1)
Foreign	11	(20)	(32)
State and local	(1)	(1)	—
Total current tax benefit (expense)	9	(25)	(33)
Deferred tax benefit (expense):
U.S.	394	3	(1)
Foreign	(22)	21	3
State and local	43	—	—
Total deferred tax benefit	415	24	2
Income tax benefit (expense)	$424	$(1)	$(31)

The deferred tax expense or benefit represents tax effects of current year deductions or items of income that will be recognized in future periods for tax purposes. In fiscal year 2016, the U.S. and state and local deferred tax benefit was primarily attributable to the valuation allowance reversal in the U.S. In fiscal year 2015, the foreign deferred tax benefit was primarily attributable to valuation allowance reversals in Germany, Italy, Mexico and Sweden in addition to the tax benefit received from the Canadian and German pension settlement charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net current and non-current deferred income tax assets (liabilities) included in the consolidated balance sheet consist of the tax effects of temporary differences related to the following (in millions):

	September 30,
	2016	2015 (1)
Accrued compensation and benefits	$21	$27
Accrued product warranties	13	19
Inventory costs	8	20
Receivables	15	16
Accrued retiree healthcare benefits	169	175
Retirement pension plans	119	95
Property	7	9
Loss and credit carryforwards	455	487
Other	67	77
Sub-total	874	925
Less: Valuation allowances	(379)	(834)
Deferred income taxes - asset	$495	$91
Taxes on undistributed income	$(7)	$(51)
Intangible assets	(82)	(85)
Debt basis difference	(5)	(8)
Deferred income taxes - liability	$(94)	$(144)
Net deferred income tax assets (liabilities)	$401	$(53)

(1) Immaterial Restatement- Subsequent to the issuance of Meritor’s consolidated financial statements as of and for the year ended September 30, 2015, it was determined that (i) Loss and credit carryforwards; (ii) Valuation allowances; and (iii) Taxes on undistributed income as of and for the year ended September 30, 2015 were overstated by approximately $121 million, overstated by approximately $127 million, and understated by approximately $6 million, respectively. As a result, September 30, 2015 Loss and credit carryforwards, Valuation allowances and Taxes on undistributed income have been corrected in the above reconciliation to appropriately reflect these balances. The errors had no impact on the consolidated balance sheet as of September 30, 2015 or the related consolidated statement of operations, comprehensive income, equity (deficit), or cash flows for the year ended September 30, 2015.

Net current and non-current deferred income tax assets (liabilities) are included in the consolidated balance sheet as follows (in millions):

	September 30,
	2016	2015
Other current assets (see Note 10)	$—	$20
Other current liabilities	—	(2)
Net current deferred income taxes — asset	—	18

Other assets (see Note 12)	413	28
Other liabilities (see Note 15)	(12)	(99)
Net non-current deferred income taxes — asset (liability)	$401	$(71)

In prior years, the company established valuation allowances against its U.S. net deferred tax assets and the net deferred tax assets of its 100%-owned subsidiaries in France, Germany, Italy, Sweden, the U.K. and certain other countries. In evaluating its ability to recover these net deferred tax assets, the company utilizes a consistent approach which considers its historical operating results, including an assessment of the degree to which any gains or losses are driven by items that are unusual in nature and tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

planning strategies. In addition, the company reviews changes in near-term market conditions and other factors that impact future operating results.

During the fourth quarter of fiscal year 2016, as a result of sustained profitability in the U.S. evidenced by a strong earnings history, future forecasted earnings, and additional positive evidence, the company determined it was more likely than not it would be able to realize deferred tax assets in the U.S. Accordingly, the company reversed a portion of the valuation allowance in the U.S., resulting in a non-cash income tax benefit of $438 million. In fiscal year 2015, the company reversed valuation allowances in Germany, Italy, Mexico, and Sweden, resulting in a non-cash income tax benefit of $16 million.

During the fourth quarter of fiscal year 2016, due to a three-year cumulative loss and future economic uncertainty, the company concluded that a valuation allowance was required in Brazil. This resulted in a non-cash charge to income tax expense of $9 million. As of September 30, 2016, the company continues to maintain the valuation allowances in France, the U.K. and certain other jurisdictions, as the company believes the negative evidence that it will be able to recover these net deferred tax assets continues to outweigh the positive evidence. If, in the future, the company generates taxable income on a sustained basis, its conclusion regarding the need for valuation allowances in these jurisdictions could change.

The expiration periods for deferred tax assets related to net operating losses and tax credit carryforwards as of September 30, 2016 are included below (in millions). Also included are the associated valuation allowances on these deferred tax assets (in millions).

	Fiscal Year Expiration Periods
	2017-2021	2022-2031	2032-2036	Indefinite	Total
Net Operating Losses and Tax Credit Carryforwards	$25	$160	$10	$260	$455
Valuation Allowances on these Deferred Tax Assets	$24	$56	$8	$253	$341

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

For fiscal years 2016 and 2015, no provision has been made for U.S., state or additional foreign income taxes related to approximately $687 million and $686 million of undistributed earnings of foreign subsidiaries that have been or are intended to be permanently reinvested. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The company’s provision for income taxes was different from the provision for income taxes calculated at the U.S. statutory rate for the reasons set forth below (in millions):

	2016	2015 (1)	2014 (1)
Expense for income taxes at statutory tax rate of 35%	$(54)	$(23)	$(110)
State and local income taxes	(7)	(1)	—
Foreign income taxed at rates other than 35%	5	7	13
Joint venture equity income	3	3	5
Tax effect of nonfunctional currency transaction	(30)	—	(4)
Correlated tax relief	51	—	—
U.S. tax impact on distributions from subsidiaries and joint ventures	14	(11)	(26)
Nondeductible expenses	(12)	(9)	(10)
Tax credits	61	—	—
Valuation allowances	418	49	113
Tax rate change	(14)	—	—
Other	(11)	(16)	(12)
Income tax benefit (expense)	$424	$(1)	$(31)

(1) Immaterial Restatement- Subsequent to the issuance of Meritor’s consolidated financial statements as of and for the year ended September 30, 2015, it was determined that (i) U.S. tax impact on distributions from subsidiaries and joint ventures; (ii) Valuation allowances; and (iii) Other as of and for the year ended September 30, 2015 were overstated by approximately $7 million, understated by approximately $2 million, and understated by approximately $9 million, respectively. As a result, September 30, 2015 U.S. tax impact on distributions from subsidiaries and joint ventures, Valuation allowances and Other have been corrected in the above reconciliation to appropriately reflect these balances. Also, it was determined that (i) Tax effect of nonfunctional currency transaction; (ii) U.S. tax impact on distributions from subsidiaries and joint ventures; (iii) Valuation allowances; and (iv) Other as of and for the year ended September 30, 2014 were understated by approximately $4 million, understated by approximately $8 million, understated by approximately $24 million, and understated by approximately $12 million, respectively. As a result, September 30, 2014 Tax effect of nonfunctional currency transaction, U.S. tax impact on distributions from subsidiaries and joint ventures, Valuation allowances and Other have been corrected in the above reconciliation to appropriately reflect these balances. The errors had no impact on the consolidated balance sheets as of September 30, 2015 and September 30, 2014 or the related consolidated statement of operations, comprehensive income, equity (deficit), or cash flows for the years ended September 30, 2015 and September 30, 2014.

In fiscal year 2016, the company determined it is now more favorable to take a foreign tax credit instead of foreign tax deduction, and as a result, a $61 million income tax benefit was recorded. Additionally, the company established a $51 million correlated relief asset against a related uncertain tax position.

In fiscal year 2014, the company recorded $210 million of earnings related to the antitrust lawsuit settlement with Eaton Corporation. The earnings did not impact U.S. federal income tax expense, since they were offset by a corresponding valuation allowance in the U.S.

The total amount of gross unrecognized tax benefits the company recorded in accordance with FASB ASC Topic 740 as of September 30, 2016 was $243 million, of which $215 million represents the amount that, if recognized, would favorably affect the effective income tax rate in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows (in millions):

	2016	2015 (1)	2014 (1)
Balance at beginning of the period	$207	$209	$190
Additions to tax positions recorded during the current year	39	15	28
Reductions to tax position recorded in prior years	—	(2)	(2)
Reductions to tax positions due to lapse of statutory limits	(3)	(11)	(7)
Translation, other	—	(4)	—
Balance at end of the period	$243	$207	$209

(1) Immaterial Restatement- Subsequent to the issuance of Meritor’s consolidated financial statements as of and for the year ended September 30, 2015, it was determined that unrecognized tax benefits as of and for the years ended September 30, 2015 and September 30, 2014 were understated by approximately $131 million and $121 million, respectively. As a result, September 30, 2015 and September 30, 2014 total unrecognized tax benefits have been corrected in the above reconciliation to appropriately reflect these balances. The errors had no impact on the consolidated balance sheet as of September 30, 2015 or the related consolidated statement of operations, comprehensive income, equity (deficit), or cash flows for the years ended September 30, 2015 and September 30, 2014.

The company’s continuing practice is to recognize interest and penalties on uncertain tax positions in the provision for income taxes in the consolidated statement of operations. At September 30, 2016 and September 30, 2015, the company recorded a $4 million asset and a $3 million liability, respectively of interest on uncertain tax positions in the consolidated balance sheet. In addition, penalties of $2 million were recorded at each of September 30, 2016 and September 30, 2015. The income tax benefit related to interest was $8 million for the year ended September 30, 2016. The income tax benefit amount related to interest and penalties was immaterial for the years ended September 30, 2015 and 2014. The income tax benefit related to penalties was immaterial for years ended September 30, 2016, 2015 and 2014.

The company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. The company’s Canadian federal income tax returns for fiscal years 2010 through 2014 are currently under audit. The company’s Brazil subsidiary is currently under audit for calendar years 2011, 2014 and 2015. The company's German subsidiary is currently under audit for fiscal years 2008 through 2013. The company's Singapore subsidiary is currently under audit for fiscal year 2013. The company's Indian subsidiary is currently under audit for fiscal years 2013 through 2015. In addition, the company is under audit in the U.S. for federal, fiscal years 2010 and 2011, along with various state tax jurisdictions for various years. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could change the company’s unrecognized tax benefits during the next twelve months. It is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefit in the next twelve months.

In addition to the audits listed above, the company has open tax years primarily from 2001-2015 with various significant taxing jurisdictions, including the U.S., Brazil, Canada, China, France, Mexico and the U.K. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The company has recorded a tax benefit only for those positions that meet the more-likely-than-not standard.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

party, the company records a liability for the total probable and estimable costs of remediation before consideration of recovery from insurers or other third parties.

The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at September 30, 2016 to be approximately $9 million, of which $2 million is recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators. Environmental remediation costs recorded with respect to the Superfund sites was $1 million in fiscal year 2014. Costs were not substantial in fiscal years 2015 and 2016.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at September 30, 2016 to be approximately $28 million, of which $11 million is probable and recorded as a liability. During fiscal years 2016, 2015 and 2014, the company recorded environmental remediation costs of $3 million, $3 million and $5 million, respectively, with respect to these matters, resulting from revised estimates to remediate these sites.

Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 1 to 2.75 percent and is approximately $7 million at September 30, 2016. The undiscounted estimate of these costs is approximately $8 million.

Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2015	$2	$14	$16
Payments and other	—	(6)	(6)
Accruals	—	3	3
Balance at September 30, 2016	$2	$11	$13

There were $3 million, $2 million, and $2 million of environmental remediation costs recognized in other operating expense in the consolidated statement of operations in fiscal years 2016, 2015 and 2014, respectively. In addition, $4 million of environmental remediation costs was recorded in loss from discontinued operations in the consolidated statement of operations for fiscal year 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Asbestos

Maremont Corporation (“Maremont”), a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 5,800 and 5,600 pending asbestos-related claims at September 30, 2016 and 2015, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, the total number of claims filed is not necessarily the most meaningful factor in determining Maremont's asbestos related liability.

Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	September 30,
	2016	2015
Pending and future claims	$70	$71
Billed but unpaid claims	2	3
Asbestos-related liabilities	$72	$74
Asbestos-related insurance recoveries	$32	$41

A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities , with the majority of the amounts recorded in Other Assets and Liabilities (see Notes 10, 12, 14 and 15).

Pending and Future Claims: Maremont engaged Bates White LLC ("Bates White"), a consulting firm with extensive experience estimating costs associated with asbestos litigation, to assist with determining the estimated cost of resolving pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Maremont. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised Maremont that it would be possible to determine an estimate of a reasonable forecast of the cost of the probable settlement and defense costs of resolving pending and future asbestos-related claims, based on historical data and certain assumptions with respect to events that may occur in the future.

As of September 30, 2016, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Maremont’s obligation for asbestos personal injury claims over the next ten years of $70 million to $83 million. After consultation with Bates White, Maremont recognized a liability for pending and future claims over the next ten years of $70 million and $71 million as of September 30, 2016 and 2015, respectively. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Maremont recognized $2 million of expense and $2 million of income in fiscal years 2016 and 2015, respectively, associated with its annual valuation of asbestos-related liabilities and receivables. Maremont has recognized incremental insurance receivables associated with recoveries expected for asbestos-related liabilities as the estimate of asbestos-related liabilities for pending and future claims changes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assumptions: The following assumptions were made by Maremont after consultation with Bates White and are included in their study:

•	Pending and future claims were estimated for a ten-year period ending in fiscal year 2026;

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

Recoveries: Maremont has historically had insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The insurance receivable related to asbestos-related liabilities was $32 million and $41 million as of September 30, 2016 and 2015, respectively. The receivable is for coverage provided by one insurance carrier based on a coverage-in-place agreement. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next ten years. The difference between the estimated liability and insurance receivable is primarily related to exhaustion of settled insurance coverage within the forecasted period and proceeds from settled insurance policies.
Maremont maintained insurance coverage with other insurance carriers that management believed also provided coverage for indemnity and defense costs. During fiscal year 2013, Maremont re-initiated lawsuits against these carriers, seeking a declaration of its rights to coverage for asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. During the first quarter of fiscal year 2016, the dispute related to these insurance policies was settled. As part of this settlement, on December 12, 2015, Maremont received $17 million in cash, of which $5 million was recognized as reduction in asbestos expense and $12 million was recorded as a liability to the insurance carrier as it is required to be returned to the carrier if additional asbestos liability is not incurred. During the fourth quarter of fiscal year 2016, Maremont recognized an additional $9 million of the cash settlement proceeds as a reduction in asbestos expense. As of September 30, 2016, $3 million remained recorded as a liability to the insurance carrier. The settlement also provides additional recovery for Maremont if certain future defense and indemnity spending thresholds are met.
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

Rockwell International ("Rockwell") — ArvinMeritor, Inc. ("AM"), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. Rockwell had approximately 3,200 and 3,000 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at September 30, 2016 and 2015, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Rockwell legacy asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	September 30,
	2016	2015
Pending and future claims	$60	$55
Billed but unpaid claims	1	3
Asbestos-related liabilities	$61	$58
Asbestos-related insurance recoveries	$27	$14

Pending and Future Claims: The company engaged Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. As of September 30, 2016, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Rockwell’s obligation for asbestos personal injury claims over the next ten years of $60 million to $75 million. After consultation with Bates White, management recognized a liability for pending and future claims over the next ten years of $60 million as of September 30, 2016 compared to $55 million as of September 30, 2015. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell. The increase in the estimated liability is primarily due to higher settlement values, compared to the prior year. AM recognized a $2 million and $4 million charge in the fourth quarter of fiscal years 2016 and 2015, respectively, associated with its annual valuation of asbestos-related liabilities and receivables.

Assumptions: The following assumptions were made by the company after consultation with Bates White and are included in their study:

•	Pending and future claims were estimated for a ten-year period ending in fiscal year 2026;

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

Recoveries: Rockwell has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. In 2004, the company initiated litigation against certain of these carriers to enforce the insurance policies. During the fourth quarter of fiscal year 2016, the company executed settlement agreements with two of these carriers, thereby resolving the litigation against those particular carriers. Pursuant to the terms of one of those settlement agreements, the company received $32 million in cash from an insurer, of which $10 million was recognized as a reduction in asbestos expense, and $22 million was recorded as a liability to the insurance carrier as it is required to be returned to the carrier if additional asbestos liability is not ultimately incurred. Pursuant to the terms of a second settlement agreement, the company recorded a $12 million receivable to reflect expected reimbursement of future defense and indemnity payments under a coverage-in-place arrangement with that insurer. In addition to the coverage provided from the settlements executed during the fourth quarter of fiscal year 2016, the company continues to maintain a receivable of $6 million related to a previously executed coverage-in-place arrangement with other insurers. The insurance receivables for Rockwell’s asbestos-related liabilities totaled $27 million and $14 million as of September 30, 2016 and 2015, respectively. Included in these amounts are insurance receivables of $9 million at both September 30, 2016 and 2015, which are associated with policies in dispute. Although the company continues to pursue litigation and believes it has insurance coverage, the collection of the $9 million has become doubtful; therefore, in the fourth quarter of fiscal year 2016, the company recorded a $9 million reserve.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Also, during the third quarter of fiscal year 2016, the company reached a settlement relating to certain proofs of claim filed under certain insurance policies with an insolvent insurer for $6 million (the "allowed claim"). On June 17, 2016, the company entered into an assignment of claim (“Assignment”) with a third party to assign the allowed claim the company had against the insolvent insurer. The Assignment was approved by the liquidator, which resulted in the receipt by the company of $3 million and was recognized as a reduction of selling, general and administrative expenses in the consolidated statement of operations in the third quarter of fiscal year 2016.

The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities and recoveries for asbestos-related claims are subject to considerable uncertainty because such liabilities and recoveries are influenced by variables that are difficult to predict. The future litigation environment for Rockwell could change significantly from its past experience, due, for example, to changes in the mix of claims filed against Rockwell in terms of plaintiffs’ law firm, jurisdiction and disease; legislative or regulatory developments; Rockwell’s approach to defending claims; or payments to plaintiffs from other defendants. Estimated recoveries are influenced by coverage issues among insurers and the continuing solvency of various insurance companies. If the assumptions with respect to the estimation period, the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.

Indemnifications

The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration.
In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At September 30, 2016 and September 30, 2015, the remaining estimated liability for this matter was approximately $11 million and $13 million, respectively.
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
In connection with the sale of its interest in MSSC in October 2009, the company provided certain indemnifications to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company's estimated exposure under these indemnities at September 30, 2016 and September 30, 2015 was approximately $1 million and $2 million, respectively, and is included in other liabilities in the consolidated balance sheet.
The company is not aware of any other claims or other information that would give rise to material payments under such indemnifications.

Other

The company identified certain sales transactions for which value-added tax may have been required to be remitted to certain tax jurisdictions for tax years 2009 through 2016. At both September 30, 2016 and September 30, 2015, the company’s estimate of the probable liability to settle the audit was $10 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On June 24, 2014, the company filed a complaint in the Circuit Court for Oakland County, Michigan against a supplier alleging that certain bearings supplied by the supplier for TL Trailer Axles were faulty, and as a result, the company suffered product liability damages and expenses with respect to vehicle recalls. On May 13, 2016, the company entered into a settlement agreement with the supplier pursuant to which the company received approximately $6 million and was recognized as a reduction of selling, general and administrative expenses in the consolidated statement of operations in the third quarter of fiscal year 2016. The settlement does not relieve the company of its current liability for past or future claims related to TL Axles. The company has the right to seek future indemnification from the supplier with respect to any currently unasserted claims.

In March 2016, the company was served with a complaint filed against the company and other defendants in the United States District Court for the Eastern District of Michigan. The complaint is a proposed class action and alleges that the company violated federal and state antitrust and other laws in connection with a former business of the company that manufactured and sold exhaust systems for automobiles. The alleged class is comprised of persons and entities that purchased or leased a passenger vehicle during a specified time period. In April 2016, the company was served with a virtually identical suit also naming the company as a defendant on behalf of a purported class of automobile dealers. In September 2016, the company filed a motion to dismiss. The company intends to defend itself vigorously against these claims. The company believes at this time that liabilities associated with this case, while possible, are not probable, and therefore has not recorded any accrual for them as of September 30, 2016. Further, any possible range of loss cannot be reasonably estimated at this time.

In April 2016, the company was served with several complaints filed against the company and other defendants in the United States District Court for the Northern District of Mississippi. The complaints were amended in July 2016. These complaints allege damages, including diminution of property value, concealment/fraud and emotional distress resulting from alleged environmental pollution in and around a neighborhood in Grenada, Mississippi. Rockwell owned and operated a facility near the neighborhood from 1965 to 1985. The company filed answers to the complaints in July 2016 and intends to defend itself vigorously against these claims. The company believes at this time that liabilities associated with this case, while possible, are not probable, and therefore has not recorded any accrual for them as of September 30, 2016. Further, any possible range of loss cannot be reasonably estimated at this time.

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

24. BUSINESS SEGMENT INFORMATION

The company defines its operating segments as components of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company has three operating segments, America's Commercial Truck and Industrial, International Commercial Truck and Industrial, and Aftermarket and Trailer. America's Commercial Truck and Industrial and International Commercial Truck and Industrial are aggregated into one reportable segment, Commercial Truck and Industrial. The company’s Chief Operating Decision Maker (CODM) is the Chief Executive Officer.
      The two reportable segments at September 30, 2016, are as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

asset impairment charges. The company uses Segment EBITDA as the primary basis for the CODM to evaluate the performance of each of its reportable segments.
     The accounting policies of the segments are the same as those applied in the consolidated financial statements, except for the use of Segment EBITDA. The company may allocate certain common costs, primarily corporate functions, between the segments differently than the company would for stand-alone financial information prepared in accordance with GAAP. These allocated costs include expenses for shared services such as information technology, finance, communications, legal and human resources. The company does not allocate interest expense and certain legacy and other corporate costs not directly associated with the segment.

Segment information is summarized as follows (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Elims	Total
Fiscal year 2016 Sales:
External Sales	$2,369	$830	$—	$3,199
Intersegment Sales	76	30	(106)	—
Total Sales	$2,445	$860	$(106)	$3,199
Fiscal year 2015 Sales:
External Sales	$2,649	$856	$—	$3,505
Intersegment Sales	90	28	(118)	—
Total Sales	$2,739	$884	$(118)	$3,505
Fiscal year 2014 Sales:
External Sales	$2,876	$890	$—	$3,766
Intersegment Sales	104	30	(134)	—
Total Sales	$2,980	$920	$(134)	$3,766

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment EBITDA:	2016	2015	2014
Commercial Truck & Industrial	$208	$216	$218
Aftermarket & Trailer	115	123	106
Segment EBITDA	323	339	324
Unallocated legacy and corporate income (expense), net (1)	4	(5)	(10)
Interest expense, net	(84)	(105)	(130)
Benefit (provision) for income taxes	424	(1)	(31)
Depreciation and amortization	(67)	(65)	(67)
Loss on sale of receivables	(5)	(5)	(8)
Restructuring costs	(16)	(16)	(10)
Antitrust settlement with Eaton, net of tax (2)	—	—	208
Reduction of specific warranty contingency, net of supplier recovery	—	—	8
Pension settlement losses	—	(59)	—
Goodwill and asset impairment charges	—	(17)	—
Noncontrolling interests	(2)	(1)	(5)
Income from continuing operations attributable to Meritor, Inc.	$577	$65	$279

(1)
Unallocated legacy and corporate income (expense), net represents items that are not directly related to the company's business segments. These items primarily include asbestos-related charges and settlements, pension and retiree medical costs associated with sold businesses, and other legacy costs for environmental and product liability.

(2)	Adjustment associated with the company's share of the antitrust settlement with Eaton less legal expenses incurred in fiscal year 2014.

Depreciation and Amortization:	2016	2015	2014
Commercial Truck & Industrial	$59	$59	$61
Aftermarket & Trailer	8	6	6
Total depreciation and amortization	$67	$65	$67
Capital Expenditures:	2016	2015	2014
Commercial Truck & Industrial	$83	$71	$71
Aftermarket & Trailer	10	8	6
Total capital expenditures	$93	$79	$77
Segment Assets:	2016	2015
Commercial Truck & Industrial	$1,433	$1,569
Aftermarket & Trailer	436	448
Total segment assets	1,869	2,017
Corporate (1)	845	434
Less: Accounts receivable sold under off-balance sheet factoring programs	(220)	(256)
Total assets	$2,494	$2,195

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Sales by geographic area are based on the location of the selling unit. Information on the company’s geographic areas is summarized as follows (in millions):

Sales by Geographic Area:
	2016	2015	2014
U.S.	$1,617	$1,733	$1,466
Canada	67	70	68
Mexico	390	491	652
Total North America	2,074	2,294	2,186
Sweden	250	325	369
Italy	201	204	234
United Kingdom	136	76	82
Other Europe	86	90	111
Total Europe	673	695	796
Brazil	130	198	408
China	84	90	146
India	152	140	114
Other Asia-Pacific	86	88	116
Total sales	$3,199	$3,505	$3,766

Assets by Geographic Area:
	2016	2015
U.S.	$1,359	$995
Canada	33	30
Mexico	202	236
Total North America	1,594	1,261
Sweden	104	108
United Kingdom	212	211
Italy	65	77
Other Europe	164	176
Total Europe	545	572
Brazil	146	136
China	97	118
Other Asia-Pacific	112	108
Total	$2,494	$2,195

Sales to AB Volvo represented approximately 23 percent, 24 percent and 27 percent of the company’s sales in each of fiscal years 2016, 2015 and 2014, respectively. Sales to Daimler AG represented approximately 18 percent, 20 percent and 18 percent of the company’s sales in fiscal years 2016, 2015 and 2014, respectively. Sales to Navistar International Corporation represented approximately 9 percent, 11 percent and 12 percent of the company's sales in each of fiscal years 2016, 2015 and 2014, respectively. No other customer comprised 10 percent or more of the company’s total sales in any of the three fiscal years ended September 30, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

25. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a condensed summary of the company’s unaudited quarterly results of continuing operations for fiscal years 2016 and 2015. Per share amounts are based on the weighted average shares outstanding for that quarter. Earnings per share for the year may not equal the sum of the four fiscal quarters’ earnings per share due to changes in basic and diluted shares outstanding.

	2016 Fiscal Quarters (Unaudited)
	First	Second	Third	Fourth	2016
	(In millions, except share related data)
Sales	$809	$821	$841	$728	$3,199
Cost of sales	(705)	(700)	(714)	(644)	(2,763)
Gross margin	104	121	127	84	436
Benefit (provision) for income taxes	(7)	(7)	(8)	446	424
Net income	27	32	42	474	575
Net income from continuing operations attributable to Meritor, Inc.	28	33	42	474	577
Net income attributable to Meritor, Inc.	26	32	41	474	573
Basic earnings per share from continuing operations	$0.30	$0.36	$0.47	$5.47	$6.40
Diluted earnings per share from continuing operations	$0.30	$0.36	$0.46	$5.34	$6.27

The company recognized restructuring costs in its continuing operations during fiscal year 2016 as follows: $1 million in the first quarter, $2 million in the second quarter, $6 million in the third quarter and $7 million in the fourth quarter (see Note 5). During the fourth quarter of fiscal year 2016, the company recognized a $438 million tax benefit from the partial reversal of the U.S. valuation allowance and a $25 million income tax benefit related to other correlated tax relief, which were partially offset by a $9 million non-cash charge to income tax expense in Brazil related to the establishment of a valuation allowance (see Note 22). Also in the fourth quarter of fiscal year 2016, the company recognized $31 million as reduction in asbestos expense due to settlement agreements (see Note 23).

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

The company recognized restructuring costs in its continuing operations during fiscal year 2015 as follows: $3 million in the first quarter, $3 million in the second quarter, $9 million in the third quarter and $1 million in the fourth quarter (see Note 5). During the fourth quarter of fiscal year 2015, the company settled the remaining liabilities associated with its German and Canadian pension plans and recognized a pre-tax settlement loss of $59 million associated with the annuity purchases and lump-sum payments (see Note 21). During the fourth quarter of fiscal year 2015 the company recorded an impairment of $15 million of goodwill (see Note 4). In addition, the company recorded an impairment of $2 million of long-lived assets in the fourth quarter of fiscal year

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2015 (see Note 11). During the fourth quarter of fiscal year 2015, as a result of sustained profitability in Germany, Italy, Mexico and Sweden evidenced by a strong earnings history and additional positive evidence, the company determined it was more likely than not future earnings would be sufficient to realize deferred tax assets in these jurisdictions. Accordingly, the company reversed valuation allowances in Germany, Italy, Mexico, and Sweden, resulting in non-cash income tax benefits of $16 million.

26. OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Year Ended September 30,
	2016	2015	2014
	(in millions)
OPERATING ACTIVITIES
Net income	$575	$65	$254
Less: Loss from discontinued operations, net of tax	(4)	(1)	(30)
Income from continuing operations	579	66	284
Adjustments to income from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	67	65	67
Deferred income tax benefit	(415)	(24)	(2)
Restructuring costs	16	16	10
Loss on debt extinguishment	—	25	31
Goodwill and asset impairment	—	17	—
Equity in earnings of ZF Meritor	—	—	(190)
Equity in earnings of other affiliates	(36)	(39)	(38)
Stock compensation expense	9	10	8
Provision for doubtful accounts	2	2	—
Pension and retiree medical expense	20	82	25
Gain on sale of property	(2)	(3)	—
Dividends received from ZF Meritor	—	—	190
Dividends received from other equity method investments	37	32	36
Pension and retiree medical contributions	(42)	(141)	(177)
Restructuring payments	(11)	(16)	(10)
Changes in off-balance sheet receivable securitization and factoring programs	(31)	39	(46)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations:
Receivables	89	54	34
Inventories	28	4	(9)
Accounts payable	(89)	(70)	(5)
Other current assets and liabilities	(18)	(52)	19
Other assets and liabilities	6	40	—
Operating cash flows provided by continuing operations	209	107	227
Operating cash flows used for discontinued operations	(5)	(10)	(12)
CASH PROVIDED BY OPERATING ACTIVITIES	$204	$97	$215

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 30,
	2016	2015	2014
	(In millions)
Balance sheet data:
Allowance for doubtful accounts	$6	$9	$6
Statement of operations data:
Maintenance and repairs expense	45	52	59
Research, development and engineering expense	68	69	71
Depreciation expense	61	60	62
Rental expense	15	11	16
Interest income	3	9	2
Interest expense	(87)	(114)	(132)
Statement of cash flows data:
Interest payments	71	64	84
Income tax payments, net of refunds	24	14	26
Non-cash investing activities - capital asset additions from capital leases	—	9	5

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

Schedule I of Article 5-04 of Regulation S-X (S-X Rule 5-04) requires that condensed financial information of the registrant (Parent) be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. As of September 30, 2016, net assets that exceed 25 percent of the consolidated net assets of Meritor, Inc. of certain subsidiaries in China and India and certain unconsolidated subsidiaries are restricted by law from transfer by cash dividends, loans or advances to Meritor, Inc. As of September 30, 2016 the amount of the net assets restricted from transfer by law was $36 million.

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

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (In millions)

	Fiscal Year Ended September 30, 2016
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,616	$1,583	$—	$3,199
Subsidiaries	—	112	61	(173)	—
Total sales	—	1,728	1,644	(173)	3,199
Cost of sales	(57)	(1,439)	(1,440)	173	(2,763)
GROSS MARGIN	(57)	289	204	—	436
Selling, general and administrative	(64)	(75)	(74)	—	(213)
Restructuring costs	(7)	(4)	(5)	—	(16)
Other operating expense, net	(3)	—	—	—	(3)
OPERATING INCOME (LOSS)	(131)	210	125	—	204
Other income (expense), net	34	(35)	—	—	(1)
Equity in earnings of affiliates	—	32	4	—	36
Interest income (expense), net	(117)	27	6	—	(84)
INCOME (LOSS) BEFORE INCOME TAXES	(214)	234	135	—	155
Benefit (provision) for income taxes	526	(88)	(14)	—	424
Equity income from continuing operations of subsidiaries	265	106	—	(371)	—
INCOME FROM CONTINUING OPERATIONS	577	252	121	(371)	579
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(4)	(4)	(2)	6	(4)
NET INCOME	573	248	119	(365)	575
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$573	$248	$117	$(365)	$573

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (In millions)

	Fiscal Year Ended September 30, 2016
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$573	$248	$119	$(365)	$575
Other comprehensive income (loss)	(43)	55	(44)	(11)	(43)
Total comprehensive income	530	303	75	(376)	532
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive income attributable to Meritor, Inc.	$530	$303	$73	$(376)	$530

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (In millions)

	Fiscal Year Ended September 30, 2015
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
Sales
External	$—	$1,734	$1,771	$—	$3,505
Subsidiaries	—	129	71	(200)	—
Total sales	—	1,863	1,842	(200)	3,505
Cost of sales	(52)	(1,579)	(1,612)	200	(3,043)
GROSS MARGIN	(52)	284	230	—	462
Selling, general and administrative	(53)	(118)	(72)	—	(243)
Pension settlement losses	—	—	(59)	—	(59)
Restructuring costs	(2)	(5)	(9)	—	(16)
Goodwill impairment	—	(15)	—	—	(15)
Other operating income (expense), net	(2)	(2)	3	—	(1)
OPERATING INCOME (LOSS)	(109)	144	93	—	128
Other income (expense), net	36	18	(49)	—	5
Equity in earnings of affiliates	—	36	3	—	39
Interest income (expense), net	(138)	26	7	—	(105)
INCOME (LOSS) BEFORE INCOME TAXES	(211)	224	54	—	67
Provision for income taxes	(2)	2	(1)	—	(1)
Equity income from continuing operations of subsidiaries	278	38	—	(316)	—
INCOME FROM CONTINUING OPERATIONS	65	264	53	(316)	66
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	(2)	(3)	5	(1)
NET INCOME	64	262	50	(311)	65
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$64	$262	$49	$(311)	$64

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (In millions)

	Fiscal Year Ended September 30, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$64	$262	$50	$(311)	$65
Other comprehensive loss	(19)	(61)	(16)	77	(19)
Total comprehensive income	45	201	34	(234)	46
Less: Comprehensive income attributable to noncontrolling interests	2	—	(1)	—	1
Comprehensive income attributable to Meritor, Inc.	$47	$201	$33	$(234)	$47

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (In millions)

	Fiscal Year Ended September 30, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,467	$2,299	$—	$3,766
Subsidiaries	—	142	62	(204)	—
Total sales	—	1,609	2,361	(204)	3,766
Cost of sales	(56)	(1,343)	(2,084)	204	(3,279)
GROSS MARGIN	(56)	266	277	—	487
Selling, general and administrative	(65)	(102)	(91)	—	(258)
Restructuring costs	—	(1)	(9)	—	(10)
Other operating expense, net	(1)	(1)	—	—	(2)
OPERATING INCOME (LOSS)	(122)	162	177	—	217
Other income (expense), net	35	23	(58)	—	—
Equity in earnings of ZF Meritor	—	190	—	—	190
Equity in earnings of affiliates	—	30	8	—	38
Interest income (expense), net	(159)	35	(6)	—	(130)
INCOME (LOSS) BEFORE INCOME TAXES	(246)	440	121	—	315
Provision for income taxes	—	(1)	(30)	—	(31)
Equity income from continuing operations of subsidiaries	525	71	—	(596)	—
INCOME FROM CONTINUING OPERATIONS	279	510	91	(596)	284
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(30)	(31)	(12)	43	(30)
NET INCOME	249	479	79	(553)	254
Less: Net income attributable to noncontrolling interests	—	—	(5)	—	(5)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$249	$479	$74	$(553)	$249

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (In millions)

	Fiscal Year Ended September 30, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income (loss)	$249	$479	$79	$(553)	$254
Other comprehensive income (loss)	(15)	(54)	25	29	(15)
Total comprehensive income	234	425	104	(524)	239
Less: Comprehensive income attributable to noncontrolling interests	—	—	(5)	—	(5)
Comprehensive income attributable to Meritor, Inc.	$234	$425	$99	$(524)	$234

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING BALANCE SHEET (In millions)

	September 30, 2016
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$90	$4	$66	$—	$160
Receivables, trade and other, net	1	39	356	—	396
Inventories	—	143	173	—	316
Other current assets	5	12	16	—	33
TOTAL CURRENT ASSETS	96	198	611	—	905
NET PROPERTY	22	198	219	—	439
GOODWILL	—	219	171	—	390
OTHER ASSETS	447	132	181	—	760
INVESTMENTS IN SUBSIDIARIES	2,575	679	—	(3,254)	—
TOTAL ASSETS	$3,140	$1,426	$1,182	$(3,254)	$2,494
CURRENT LIABILITIES
Short-term debt	$1	$4	$9	$—	$14
Accounts and notes payable	42	172	261	—	475
Other current liabilities	90	74	104	—	268
TOTAL CURRENT LIABILITIES	133	250	374	—	757
LONG-TERM DEBT	971	3	8	—	982
RETIREMENT BENEFITS	680	—	23	—	703
INTERCOMPANY PAYABLE (RECEIVABLE)	1,534	(1,768)	234	—	—
OTHER LIABILITIES	34	162	42	—	238
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(212)	2,779	476	(3,254)	(211)
NONCONTROLLING INTERESTS	—	—	25	—	25
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,140	$1,426	$1,182	$(3,254)	$2,494

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING BALANCE SHEET (In millions)

	September 30, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$73	$6	$114	$—	$193
Receivables, trade and other, net	1	40	420	—	461
Inventories	—	159	179	—	338
Other current assets	4	20	26	—	50
TOTAL CURRENT ASSETS	78	225	739	—	1,042
NET PROPERTY	15	183	221	—	419
GOODWILL	—	219	183	—	402
OTHER ASSETS	61	129	142	—	332
INVESTMENTS IN SUBSIDIARIES	2,354	313	—	(2,667)	—
TOTAL ASSETS	$2,508	$1,069	$1,285	$(2,667)	$2,195
CURRENT LIABILITIES
Short-term debt	$1	$4	$10	$—	$15
Accounts and notes payable	55	213	306	—	574
Other current liabilities	93	83	103	—	279
TOTAL CURRENT LIABILITIES	149	300	419	—	868
LONG-TERM DEBT	1,017	6	13	—	1,036
RETIREMENT BENEFITS	603	—	29	—	632
INTERCOMPANY PAYABLE (RECEIVABLE)	1,365	(1,886)	521	—	—
OTHER LIABILITIES	45	217	43	—	305
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(671)	2,432	235	(2,667)	(671)
NONCONTROLLING INTERESTS	—	—	25	—	25
TOTAL LIABILITIES AND EQUITY(DEFICIT)	$2,508	$1,069	$1,285	$(2,667)	$2,195

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In millions)

	Fiscal Year Ended September 30, 2016
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$196	$40	$(32)	$—	$204
INVESTING ACTIVITIES
Capital expenditures	(19)	(43)	(31)	—	(93)
Proceeds from sale of property	—	4	—	—	4
Other investing activities	—	—	(1)	—	(1)
Net investing cash flows provided by discontinued operations	—	1	3	—	4
CASH USED FOR INVESTING ACTIVITIES	(19)	(38)	(29)	—	(86)
FINANCING ACTIVITIES
Repayment of notes and term loan	(55)	—	—	—	(55)
Other financing cash flows	(1)	(4)	(11)	—	(16)
Repurchase of common stock	(81)	—	—	—	(81)
Intercompany advances	(23)	—	23	—	—
CASH USED FOR FINANCING ACTIVITIES	(160)	(4)	12	—	(152)
EFFECT OF CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1	—	1
CHANGE IN CASH AND CASH EQUIVALENTS	17	(2)	(48)	—	(33)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	73	6	114	—	193
CASH AND CASH EQUIVALENTS AT END OF YEAR	$90	$4	$66	$—	$160

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In millions)

	Fiscal Year Ended September 30, 2015
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$57	$62	$(22)	$—	$97
INVESTING ACTIVITIES
Capital expenditures	(4)	(41)	(34)	—	(79)
Proceeds from sale of property	—	—	4	—	4
Cash paid for acquisition of Morganton	—	(16)	—	—	(16)
Net investing cash flows provided by discontinued operations	—	1	3	—	4
CASH USED FOR INVESTING ACTIVITIES	(4)	(56)	(27)	—	(87)
FINANCING ACTIVITIES
Proceeds from debt issuance	225	—	—	—	225
Repayment of notes and term loan	(199)	—	—	—	(199)
Other financing cash flows	—	(5)	(4)	—	(9)
Repurchase of common stock	(55)	—	—	—	(55)
Debt issuance costs	(4)	—	—	—	(4)
CASH USED FOR FINANCING ACTIVITIES	(33)	(5)	(4)	—	(42)
EFFECT OF CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(22)	—	(22)
CHANGE IN CASH AND CASH EQUIVALENTS	2	1	(57)	—	(54)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	71	5	171	—	247
CASH AND CASH EQUIVALENTS AT END OF YEAR	$73	$6	$114	$—	$193

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In millions)

	Fiscal Year Ended September 30, 2014
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$245	$34	$(64)	$—	$215
INVESTING ACTIVITIES
Capital expenditures	(4)	(37)	(36)	—	(77)
Net investing cash flows provided by discontinued operations	—	4	3	—	7
CASH USED FOR INVESTING ACTIVITIES	(4)	(33)	(33)	—	(70)
FINANCING ACTIVITIES
Proceeds from debt issuance	225	—	—	—	225
Repayment of notes and term loan	(439)	—	—	—	(439)
Debt issuance costs	(10)	—	—	—	(10)
Other financing cash flows	—	(2)	14	—	12
Intercompany advances	(90)	—	90	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(314)	(2)	104	—	(212)
EFFECT OF CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(4)	—	(4)
CHANGE IN CASH AND CASH EQUIVALENTS	(73)	(1)	3	—	(71)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	144	6	168	—	318
CASH AND CASH EQUIVALENTS AT END OF YEAR	$71	$5	$171	$—	$247

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. As of September 30, 2016 and 2015, parent company only obligations included $708 million and $631 million, respectively, of pension and retiree medical benefits (see Notes 20 and 21). All debt is debt of the parent company other than $24 million and $33 million at September 30, 2016, and 2015 respectively (see Note 16) and is primarily related to capital lease obligations and lines of credit. Cash dividends paid to the parent by subsidiaries and investments accounted for by the equity method were $25 million, $37 million, $5 million for 2016, 2015, and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Subsequent to the issuance of our consolidated financial statements for the quarterly period ended June 30, 2016, we identified and concluded that there were material weaknesses in our internal control over financial reporting at September 30, 2015 with respect to the design and operating effectiveness of our controls over the assessment of uncertain tax positions and our deferred tax asset valuation allowance in accordance with Accounting Standards Codification (ASC) 740, Income Taxes. These material weaknesses allowed errors to occur that were not detected in a timely manner therefore requiring a correction of certain disclosure information in the Income Taxes footnote in our consolidated financial statements for fiscal years 2015 and 2014. The material weaknesses had no impact on our financial position, results of operations or cash flows as of and for the years ended September 30, 2015 and 2014.
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based upon that evaluation, the chief executive officer and the chief financial officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described above. Notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by the Company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Subsequent to the issuance of our consolidated financial statements for the quarterly period ended June 30, 2016, we identified and concluded that there were material weaknesses in our internal control over financial reporting at September 30, 2015 with respect to the design and operating effectiveness of our controls over the assessment of uncertain tax positions and our deferred tax asset valuation allowance in accordance with ASC 740, Income Taxes. These material weaknesses allowed errors to occur that were not detected in a timely manner therefore requiring a correction of certain disclosure information in the Income Taxes footnote in our consolidated financial statements for fiscal years 2015 and 2014. The material weaknesses had no impact on our financial position, results of operations or cash flows as of and for the years ended September 30, 2015 and 2014.

As a result of the material weaknesses noted above, which were not remediated as of September 30, 2016, management has concluded that our internal control over financial reporting was not effective as of September 30, 2016. Notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deloitte & Touche LLP, Meritor’s independent registered public accounting firm, has issued an attestation report on Meritor’s internal control over financial reporting, which follows.

Remediation Plan

With the oversight of senior management and the Audit Committee, subsequent to September 30, 2016, we have begun to develop plans to remediate the underlying cause of the material weaknesses and improve the design and operating effectiveness of internal control over financial reporting and our disclosure controls.

We are committed to maintaining a strong internal control environment and will make remediation efforts to improve our controls. However, some of these remediation efforts will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until remediation steps are fully implemented and tested, the material weaknesses described above will continue to exist.

Changes in Internal Control Over Financial Reporting

Management, with the participation of the chief executive officer and chief financial officer, has evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016 and found no change that has materially affected or is reasonable likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Meritor, Inc.
Troy, Michigan

We have audited the internal control over financial reporting of Meritor, Inc. and subsidiaries (the "Company") as of October 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control of Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: management has identified material weaknesses in the design and operating effectiveness in the Company’s controls over the assessment of uncertain tax positions and the deferred tax asset valuation allowance. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended October 2, 2016 of the Company and this report does not affect our report on such financial statements.
In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of October 2, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 2, 2016, of the Company and our report dated December 1, 2016, expressed an unqualified opinion on those financial statements.

/s/	DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Detroit, Michigan
December 1, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Item 9B. Other Information.

On November 30, 2016, the Board of Directors, acting by written consent pursuant to Indiana Code § 23-1-34-2 of the Indiana Business Corporation Law, as amended, approved an amendment adding a new Section 3.18 to Article 3 of its Amended and Restated By-laws to elect that the classes and terms of office of the Board shall not be governed by Indiana Code § 23-1-33-6(c), which provides that publicly traded companies organized under Indiana law are required to maintain staggered terms for the directors unless the by-laws expressly opt out of such provision. This amendment is effective as of July 29, 2009. The preceding is qualified in its entirety by reference to the Amended and Restated By-laws, which are attached hereto as Exhibit 3-b and are incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption Election of Directors – Information as to Nominees for Director and Continuing Directors in Meritor’s definitive Proxy Statement for its 2017 Annual Meeting (the “2017 Proxy Statement”), which will be filed within 120 days after Meritor’s fiscal year end. The information required by Item 10 regarding executive officers is set forth in Item 4A of Part I of this Form 10-K. The other information required by Item 10, including regarding the audit committee, audit committee financial expert disclosure and our code of ethics, is incorporated by reference from the information under the captions Code of Ethics, Board of Directors and Committees and Director Qualifications and Nominating Procedures in the 2017 Proxy Statement. Disclosure of delinquent Section 16 filers pursuant to Item 405 of Regulation S-K will be contained in the 2017 Proxy Statement.

Item 11. Executive Compensation.

See the information under the captions Director Compensation in Fiscal Year 2016 and Executive Compensation in the 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

See the information under the captions Voting Securities and Ownership by Management of Equity Securities in the 2017 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of September 30, 2016, were as follows:

Plan Category	(column a) Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	(column b) Weighted average exercise price of outstanding options, warrants and rights	(column c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	233,334	$8.22	2,893,906
Equity compensation plans not approved by security holders	—	—	—
Total	233,334	8.22	2,893,906
____________________

1
In addition to stock options, shares of common stock, restricted shares of common stock, restricted share units and performance share units, all of which do not have an exercise price, have been awarded under the Company’s equity compensation plans and were outstanding at September 30, 2016. The number of weighted average shares in column (a) and the weighted average exercise price reported in column (b) does not take these awards into account.

All of the equity compensation plans under which grants are outstanding as shown above were approved by Meritor shareholders.
The following number of shares remained available for issuance under our equity compensation plans at September 30, 2016. Grants may be in the form of any of the listed type of awards.

Plan	Number of shares	Type of award
2010 Long-Term Incentive Plan*	2,893,906	Stock options, stock appreciation rights, stock awards and other stock-based awards
____________________

*
The 2010 Long-Term Incentive Plan was approved by the Company’s shareholders on January 28, 2010. At that time, the 2007 Long-Term Incentive Plan and the 2004 Directors Stock Plan were terminated. No further awards will be made under those plans, and no stock awards will be made under the Incentive Compensation Plan. On January 20, 2011 and January 23, 2014, the Company’s shareholders approved amendments to the 2010 Long-Term Incentive Plan to increase the maximum number of shares that may be granted under the plan. Earlier equity compensation plans were terminated on January 26, 2007, in connection with the approval of the 2007 Long-Term Incentive Plan by the Company’s shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions Board of Directors and Committees and Certain Relationships and Related Transactions in the 2017 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

See the information under the caption Independent Accountants’ Fees in the 2017 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements (all financial statements listed below are those of the company and its consolidated subsidiaries):

Consolidated Statement of Operations, years ended September 30, 2016, 2015 and 2014.

Consolidated Statement of Comprehensive Income, years ended September 30, 2016, 2015 and 2014.

Consolidated Balance Sheet, September 30, 2016 and 2015.

Consolidated Statement of Cash Flows, years ended September 30, 2016, 2015 and 2014.

Consolidated Statement of Shareholders' Equity (Deficit), years ended September 30, 2016, 2015 and 2014.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedule for the years ended September 30, 2016, 2015 and 2014.

Schedules not filed with this Annual Report on Form 10-K are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or related notes.

(3) Exhibits

3-a
Amended and Restated Articles of Incorporation of Meritor, filed as Exhibit 3-a to Meritor's Annual Report on Form 10-K for the fiscal year ended September 27, 2015, is incorporated herein by reference.

3-b**	Amended and Restated By-laws of Meritor effective November 30, 2016.

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

4-a-2
Third Supplemental Indenture, dated as of June 23, 2006, to the Indenture, dated as of April 1, 1998, between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee (including Subsidiary Guaranty dated as of June 23, 2006), filed as Exhibit 4.2 to Meritor’s Current Report on Form 8-K filed on June 27, 2006, is incorporated herein by reference.

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

4-c
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

10-a-5
Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of June 2, 2016, among Meritor, AFI, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10-a to Meritor’s Current Report on Form 8-K filed on June 6, 2016, is incorporated herein by reference.

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

*10-c-2
Option Agreement under the 2007 Long-Term Incentive Plan between Meritor and Charles G. McClure, filed as Exhibit 10-c to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, is incorporated herein by reference.

*10-d	Description of Compensation of Non-Employee Directors, filed as Exhibit 10-d to Meritor's Annual Report on Form 10-K for the fiscal year ended September 30, 2012, is incorporated herein by reference.

*10-e	2004 Directors Stock Plan, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2004, is incorporated herein by reference.

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

*10-f-9
Form of Performance Share Unit Agreement for Employees for grants on or after December 1, 2015 under 2010 Long Term Incentive Plan, as amended, filed as Exhibit 10-f-9 to Meritor's Annual Report on Form 10-K for the fiscal year ended September 27, 2015, is incorporated herein by reference.

*10-f-10
Form of Restricted Share Unit Agreement for Employees for grants on or after December 1, 2015 under 2010 Long Term Incentive Plan, as amended, filed as Exhibit 10-f-10 to Meritor's Annual Report on Form 10-K for the fiscal year ended September 27, 2015, is incorporated herein by reference.

*10-g
Incentive Compensation Plan, as amended and restated, effective January 22, 2015, filed as Appendix A to Meritor's Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders of Meritor, is incorporated herein by reference.

*10-h	Deferred Compensation Plan, filed as Exhibit 10-e-1 to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, is incorporated herein by reference.

*10-i	Form of Deferred Share Agreement, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2005, is incorporated herein by reference.

*10-j**	Non-Employee Director Retainer Deferral Policy, effective November 3, 2016.

*10-j-1**	Form of Restricted Share Unit Agreement for Director Deferral Elections pursuant to the Non-Employee Director Retainer Deferral Policy under the 2010 Long-Term Incentive Plan, as amended.

*10-j-2**	Form of Restricted Stock Agreement for Director Deferral Elections pursuant to the Non-Employee Director Retainer Deferral Policy under the 2010 Long-Term Incentive Plan, as amended.

10-k
Receivables Purchase Agreement dated as of February 19, 2016, by and among Meritor Heavy Vehicle Braking Systems (USA), LLC and Meritor Heavy Vehicle Systems, LLC, as sellers, and Nordea Bank AB, as purchaser, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2016, is incorporated herein by reference.

10-l
Receivables Purchase Agreement dated as of June 28, 2011, by and among Meritor HVS AB, as seller, Viking Asset Purchaser No 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-b to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011, is incorporated herein by reference.

10-l-1**	Extension Letter dated June 8, 2012 from Meritor HVS AB to Viking Asset Purchaser No. 7 IC and Citicorp Trustee Company Limited.

10-l-2
Extension Letter dated June 10, 2013 from Meritor HVS AB to Viking Asset Purchaser No. 7 IC and Citicorp Trustee Company Limited, filed as Exhibit 10-d to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, is incorporated herein by reference.

10-l-3
Amendment No. 1 to Receivables Purchase Agreement dated as of June 28, 2011 among Meritor HVS AB, as seller, Viking Asset Purchaser No 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-c to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2013, is incorporated herein by reference.

10-l-4
Extension Letter dated June 27, 2014 from Meritor HVS AB to Viking Asset Purchaser No. 7 IC and Citicorp Trustee Company Limited, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2014, is incorporated herein by reference.

10-l-5
Extension Letter dated June 23, 2015 from Meritor HVS AB to Viking Asset Purchaser No. 7 IC and Citicorp Trustee Company Limited, filed as Exhibit 10-b to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2015, is incorporated herein by reference.

10-l-6
Amendment No. 2 to Receivables Purchase Agreement dated as of March 29, 2016 among Meritor HVS AB, as seller, Viking Asset Purchaser No 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-b to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2016, is incorporated herein by reference.

10-l-7
Extension Letter dated June 15, 2016 from Meritor HVS AB to Viking Asset Purchaser No. 7 IC and Citicorp Trustee Company Limited, filed as Exhibit 10-b to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2016, is incorporated herein by reference.

10-l-8**	Extension Letter dated October 14, 2016 from Meritor HVS AB to Viking Asset Purchaser No. 7 IC and Citicorp Trustee Company Limited.

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

10-o-5
Fifth Amendment to the Receivables Purchase Agreement dated as of December 4, 2015, by and among ArvinMeritor Receivables Corporation, as Seller, Meritor, Inc., as Initial Servicer, and PNC Bank, National Association, as a Related Committed Purchaser, as an LC Participant, as a Purchaser Agent, as LC Bank and as Administrator, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 3, 2016, is incorporated herein by reference.

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

10-q-1
First Amendment dated as of December 6, 2010 to Purchase and Sale Agreement dated as of August 3, 2010 among Meritor France (as Seller), Meritor, Inc. (as Seller Guarantor) and 81 Acquisition LLC (as Buyer), filed as Exhibit 10 to Meritor’s Current Report on Form 8-K filed December 8, 2010, is incorporated herein by reference.

10-q-2
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

10-r
Purchase and Sale Agreement dated August 4, 2009 among Meritor, Iochpe-Maxion, S.A. and the other parties listed therein, filed as Exhibit 10 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2009, is incorporated herein by reference.

*10-s
Employment Agreement between Meritor, Inc. and Kevin Nowlan dated May 1, 2013, filed as Exhibit 10-f to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, is incorporated herein by reference.

*10-t
Amended and Restated Employment Letter between Meritor, Inc. and Jeffrey A. Craig dated April 29, 2015, filed as Exhibit 10-a-2 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2015, is incorporated herein by reference.

*10-u
Letter Agreement dated as of June 5, 2013 between Meritor, Inc. and Ivor J. Evans, filed as Exhibit 10-a to Meritor’s Current Report on Form 8-K filed on June 5, 2013, is incorporated herein by reference.

*10-v
Letter Agreement dated as of September 11, 2013 between Meritor, Inc. and Ivor J. Evans, filed as Exhibit 10-a to Meritor’s Current Report on Form 8-K filed on September 11, 2013, is incorporated herein by reference.

*10-w	Option Grant agreement dated as of September 11, 2013 between Meritor, Inc. and Ivor J. Evans, filed as Exhibit 10-z to the 2013 Form 10-K, is incorporated herein by reference.

*10-x
Letter Agreement dated as of April 21, 2016 between Meritor, Inc. and Ivor J. Evans, filed as Exhibit 10-a to Meritor's Current Report on Form 8-K filed on April 22, 2016, is incorporated herein by reference.

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

*10-aa	Form of Employment Agreement, filed as Exhibit 10-b to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 3, 2016, is incorporated herein by reference.

*10-bb**	Schedule identifying agreements substantially identical to the Form of Employment Agreement constituting Exhibit 10-aa hereto.

12**	Computation of ratio of earnings to fixed charges.

21**	List of Subsidiaries of Meritor, Inc.

23-a**	Consent of April Miller Boise, Esq., Senior Vice President, General Counsel and Corporate Secretary.

23-b**	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

23-c**	Consent of Bates White LLC.

24**	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of Meritor.

31-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
____________________
*Management contract or compensatory plan or arrangement.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERITOR, INC.

By:	/s/ April Miller Boise
April Miller Boise
Senior Vice President, General Counsel and Corporate Secretary

Date: December 1, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 1st day of December, 2016 by the following persons on behalf of the registrant and in the capacities indicated.

William R. Newlin *	Chairman of the Board of Directors

Ivor J. Evans, Joseph B. Anderson, Jr.,	Directors
Victoria B. Jackson Bridges, Jan A. Bertsch,
Rhonda L. Brooks, Lloyd G. Trotter, William J. Lyons,
Thomas L. Pajonas*

Jay A. Craig*	Chief Executive Officer and President (Principal Executive Officer) and Director

Kevin A. Nowlan*	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Paul D. Bialy*	Vice President, Controller and Principal Accounting Officer

* By:	/s/ April Miller Boise
April Miller Boise
Attorney-in-fact **

** By authority of powers of attorney filed herewith.