Form 10-K/A
period 2016-09-30
MERITOR INC
filed 2016-12-15
CIK 1113256

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
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on April 1, 2016 (the last business day of the most recently completed second fiscal quarter) was approximately $731,839,701

88,169,628 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on December 14, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on January 26, 2017 is incorporated by reference into Part III.

EXPLANATORY NOTE - AMENDMENT

Meritor, Inc. (“Meritor”) is filing this Amendment No.1 on Form 10-K/A (this "Form 10-K/A") to include in its Annual Report on Form 10-K for the fiscal year ended October 2, 2016 (the “Annual Report”), pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, consolidated financial statements and related notes of Meritor WABCO Vehicle Control Systems ("MWVCS") in which Meritor owns a 50% interest.
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
Meritor has included in this Form 10-K/A the audited consolidated financial statements of MWVCS for the 2016, 2015 and 2014 fiscal years. MWVCS, which is not an accelerated filer, met the significance test for the 2015 fiscal year and Meritor is required to file audited consolidated financial statements of MWVCS as of and for the fiscal year ended September 27, 2015. MWVCS did not meet the significance test for fiscal years 2016 and 2014; therefore, MWVCS consolidated statements are required to be included for that period but are not required to be audited. However, MWVCS was audited for the 2016 and 2014 fiscal years and as those audited consolidated statements are available, they are included in this Form 10-K/A as audited.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements, Financial Statement Schedules and Exhibits.
(1) Financial Statements.

Meritor
The following financial statements and related notes were filed as part of the Annual Report filed with the SEC on December 1, 2016 (all financial statements listed below are those of the Company and its consolidated subsidiaries):
Consolidated Statement of Operations, years ended September 30, 2016, 2015 and 2014.
Consolidated Statement of Comprehensive Income, years ended September 30, 2016, 2015 and 2014.
Consolidated Balance Sheet, September 30, 2016 and 2015.
Consolidated Statement of Cash Flows, years ended September 30, 2016, 2015 and 2014.
Consolidated Statement of Equity (Deficit), years ended September 30, 2016, 2015 and 2014.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.

Meritor WABCO Vehicle Control Systems
The following consolidated financial statements and related notes of Meritor WABCO Vehicle Control Systems are included in this Amendment No. 1 on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:
Consolidated Balance Sheets, September 30, 2016 and 2015.
Consolidated Statements of Net Income and Comprehensive Income, years ended September 30, 2016, 2015 and 2014.
Consolidated Statement of Cash Flows, years ended September 30, 2016, 2015 and 2014.
Independent Auditors’ Report.

Meritor WABCO Vehicle Control Systems

Consolidated Financial Statements
as of
September 30, 2016 and 2015, and for the Years Ended September 30, 2016, 2015, and 2014, and Independent Auditors' Report

INDEPENDENT AUDITORS’ REPORT
To Meritor WABCO Vehicle Control Systems:
We have audited the accompanying consolidated financial statements of Meritor WABCO Vehicle Control Systems (the "Company"), which comprise the consolidated balance sheets as of September 30, 2016 and 2015, and the related consolidated statements of net income and comprehensive income and cash flows for each of the three years in the period ended September 30, 2016, and the related notes to the consolidated financial statements.
Management's Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditors’ Responsibility
Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2016, in accordance with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Detroit, Michigan
December 15, 2016

MERITOR WABCO VEHICLE CONTROL SYSTEMS
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2016 AND 2015

	2016	2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,279,670	$4,414,628

Accounts Receivable:
Trade -- net of allowance for doubtful accounts of $86,982 and $35,283 as of September 30, 2016 and 2015, respectively	22,465,347	30,182,012
Related parties:
Meritor Brake Systems, Inc.	8,706,730	9,643,726
WABCO Automotive Control Systems, Inc.	134,949	335,184
Inventories	34,782,628	47,794,531
Prepaid and other current assets	263,339	171,362
Total current assets	70,632,663	92,541,443

PROPERTY AND EQUIPMENT:
Machinery and equipment	5,953,272	5,575,093
Autos and trailers	2,082,154	2,022,947
Furniture and fixtures	5,858,109	5,717,713
Facility improvements	1,422,193	1,344,863
Construction in progress	361,776	351,371
Total Property and equipment	15,677,504	15,011,987
Less: accumulated depreciation	(13,549,853)	(12,625,802)
Property and equipment, net	2,127,651	2,386,185

OTHER LONG TERM ASSETS
Warranty recoveries:
Vendor responsibility	29,894	48,757
WABCO Automotive Control Systems, Inc.	1,507,442	3,491,458
Capitalized Costs, net	192,380	—
TOTAL	$74,490,030	$98,467,843

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:

Accounts payable:
Trade	$2,275,918	$4,679,131
Related parties:
Meritor Brake Systems, Inc.	7,526,294	4,741,393
WABCO Automotive Control Systems, Inc.	24,224,174	32,532,869
Accrued liabilities:
Warranty and policy	5,462,074	6,944,104
Compensation	1,636,163	1,268,021
Customer incentives	593,298	616,396
Other	748,366	880,524
Total current liabilities	42,466,287	51,662,438

CONTINGENCIES AND COMMITMENTS (Note 7)

OTHER LIABILITIES - Warranty and policy	3,569,693	5,631,493

PARTNERS' CAPITAL:
Meritor Brake Systems, Inc.	14,296,690	20,586,956
WABCO Automotive Control Systems, Inc.	14,296,690	20,586,956
Accumulated other comprehensive loss	(139,330)	—
Total partners' capital	28,454,050	41,173,912

TOTAL	$74,490,030	$98,467,843

See notes to consolidated financial statements.

MERITOR WABCO VEHICLE CONTROL SYSTEMS
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2016, 2015, AND 2014

	2016	2015	2014

NET SALES	$312,210,984	$361,629,354	$321,571,051
COST OF GOODS SOLD	234,446,060	278,275,729	253,614,234
GROSS PROFIT	77,764,924	83,353,625	67,956,817

OPERATING EXPENSES:
Services purchased from related parties:
Salary and benefits	12,970,674	12,036,040	11,352,788
Selling and promotion	2,693,493	2,881,268	2,597,979
Research and development	1,271,747	2,051,790	1,404,276
Rent	410,663	410,382	407,951
Other	577,962	553,579	606,276
Total services purchased from related parties	17,924,539	17,933,059	16,369,270

Selling and promotion	1,129,029	1,159,939	1,288,150
Travel	995,720	908,195	914,976
Other purchased services	3,378,978	3,301,615	3,401,328
Depreciation and amortization	226,332	233,902	184,695
Other operating expenses	2,024,591	2,239,794	2,862,715
Total operating expenses	25,679,189	25,776,504	25,021,134
INCOME FROM OPERATIONS	52,085,735	57,577,121	42,935,683

OTHER INCOME	333,733	532,275	553,669

NET INCOME	$52,419,468	$58,109,396	$43,489,352

OTHER COMPREHENSIVE LOSS- Foreign currency translation adjustment	$(139,330)	$—	$—
TOTAL COMPREHENSIVE INCOME	$52,280,138	$58,109,396	$43,489,352

See notes to consolidated financial statements.

MERITOR WABCO VEHICLE CONTROL SYSTEMS
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2016, 2015, AND 2014

	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,419,468	$58,109,396	$43,489,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,000,977	937,907	871,303
Changes in assets and liabilities (used in) provided by cash:
Trade and related-party accounts receivable	8,443,513	(7,543,336)	(3,441,238)
Inventories	13,011,903	(7,976,370)	1,385,365
Prepaid and other current assets and warranty recoveries	1,718,522	1,371,187	(2,630,428)
Trade and related-party accounts payable	(7,516,624)	5,481,152	1,452,615
Accrued liabilities	(3,330,944)	(2,782,467)	3,845,625
Net cash provided by operating activities	65,746,815	47,597,469	44,972,594

CASH FLOWS FROM INVESTING ACTIVITIES - Acquisition of property and equipment	(742,443)	(1,165,702)	(750,139)
Net cash used in investing activities	(742,443)	(1,165,702)	(750,139)

CASH FLOWS FROM FINANCING ACTIVITIES - Partners' distributions:
Meritor Brake Systems, Inc.	(32,500,000)	(23,500,000)	(22,500,000)
WABCO Automotive Control Systems, Inc.	(32,500,000)	(23,500,000)	(22,500,000)
Net cash used in financing activities	(65,000,000)	(47,000,000)	(45,000,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(139,330)	—	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(134,958)	(568,233)	(777,545)
CASH AND CASH EQUIVALENTS - Beginning of the year	4,414,628	4,982,861	5,760,406
CASH AND CASH EQUIVALENTS - End of the year	$4,279,670	$4,414,628	$4,982,861

See notes to consolidated financial statements.

MERITOR WABCO VEHICLE CONTROLS SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2016 AND 2015, AND FOR THE YEARS ENDED SEPTEMBER 30, 2016, 2015, AND 2014
______________________________________________________________________________________________________

1. FORMATION AND OWNERSHIP STRUCTURE

Description of the Business - Meritor WABCO Vehicle Control Systems (the “Company”) (formerly Rockwell WABCO Vehicle Control Systems) was formed on December 7, 1989, as a joint venture between WABCO Automotive Control Systems, Inc. ("WABCO"), a subsidiary of American Standard Inc., and Rockwell Brake Systems, Inc. (“Rockwell”), a subsidiary of Rockwell International (together, the “Partners”), and began operations on February 1, 1990. In 1997, Meritor Automotive, Inc. was spun out of Rockwell. As a part of this transaction, Rockwell’s partnership interest in the Company was transferred to Meritor Brake Systems, Inc. On July 31, 2007, WABCO spun from American Standard, Inc. As a part of this transaction, American Standard’s partnership interest in the Company was transferred to WABCO. The Company’s principal business is the sale of antilock braking and conventional air systems and other vehicle control systems for use primarily on medium and heavy‑duty trucks, buses, and trailers. Capital contributions and returns are made in equal proportions to maintain each Partner’s interest in the Company at 50%. All items of income or expense are allocated to the Partners in proportion to their respective cumulative capital contributions.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories - Inventories are stated at the lower of cost or market, using standard costing, which approximates actual cost on a first-in, first-out basis. Inventory at September 30, 2016 and 2015 consists principally of components held for resale and includes approximately $13,214,617 and $17,187,239, respectively, of inventory inbound to the Company, for which risk of loss has transferred to the Company.
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
Fair Value Measurements - Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Additionally, it establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Refer to Note 8 to the consolidated financial statements for further detail on the fair value measurements.
Capitalized Costs -  The Company capitalized approximately $192,380 of development cost for the year ended September 30, 2016.  Capitalized costs will be amortized as the parts are sold. This is a result of a five year long term agreement for the development costs to be paid back in the piece price.  Amortization of these costs will be reflected as a reduction of Revenue in the Company’s Consolidated Statement of net income in fiscal year’s ending 2017-2021.  For the year ended September 30, 2016, the Company has not recorded any related amortization expense.
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
The amounts deemed recoverable from all product suppliers are $3,657,634 and $7,835,308 as of September 30, 2016 and 2015, respectively. The current portion of the expected recoveries, $2,120,298 and $4,295,093 is reflected as an offset to accounts payable as of September 30, 2016 and 2015, respectively, while the noncurrent portion of the expected recoveries, $1,537,336 and $3,540,215 is a receivable as of September 30, 2016 and 2015, respectively.
Estimates - The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue.
Foreign Currency Transactions - The functional currency of the Company’s Mexican operations is the Mexican Peso. Accounts of the Mexican operations are translated into US dollars using year-end exchange rates for assets and liabilities and average monthly exchange rates for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive expense, a separate component of partner’s capital. Gains and losses resulting from foreign currency transactions, not only with the Company’s Mexican operations but also in transactions with related parties as discussed in footnote 3, are included in determining net income.
Accounting standards to be implemented
In May 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The ASU clarifies the assessment of the likelihood that revenue will be collected from a contract, the guidance for presenting sales taxes and similar taxes, and the timing for measuring customer payments that are not in cash. The ASU also establishes a practical expedient for contract modifications at the transition. The amendments in this update affect the guidance in ASU 2014-09, which is not effective yet. The effective date and the transition requirements for the amendments in ASU 2016-12 are the same as the effective date and transition requirements in ASU 2014-09 as described below. Therefore, the Company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2018 in connection with its planned implementation of ASU 2014-09 and is currently evaluating the potential impact of this new guidance on its financial statements.
In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update). The ASU was issued to remove from the Codification certain SEC staff guidance that the SEC staff stated would be rescinded: Revenue and Expense Recognition for Freight Services in Process; Accounting for Shipping and Handling Fees and Costs; and Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products). The amendments in this update affect the guidance in ASU 2014-09, which is not effective yet. The effective date and the transition requirements for the amendments in ASU 2016-11 are the same as the effective date and transition requirements in ASU 2014-09 as described below. Therefore, the Company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2018 in connection with its planned implementation of ASU 2014-09 and is currently evaluating the potential impact of this new guidance on its financial statements.
In April, 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. The ASU provides guidance regarding the identification of performance and licensing obligations. The amendments in this update affect the guidance in ASU 2014-09, which is not effective yet. The effective date and the transition requirements for the amendments in ASU 2016-10 are the same as the effective date and transition requirements in ASU 2014-09 as described below. Therefore, the Company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2018 in connection with its planned implementation of ASU 2014-09 and is currently evaluating the potential impact of this new guidance on its financial statements.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net) to clarify certain aspects of the principal-versus-agent guidance in its new revenue recognition standard. The amendments in this update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in ASU 2016-08 are the same as the effective date and transition requirements of ASU 2014-09. Therefore, the Company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2018 in connection with its planned implementation of ASU 2014-09. The Company is currently evaluating the potential impact of this new guidance on its financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update will require lessees to recognize a right of- use asset and lease liability for substantially all leases. The standard is required to be adopted by business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2020 and is currently assessing the potential impact of this new guidance on its financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires entities that measure inventory using first-in, first-out (FIFO) or average cost to measure inventory at the lower of cost and net realizable value. The standard is required to be adopted by business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not expect a material impact on its financial statements from adoption of this guidance.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which provides guidance about management's responsibility in evaluating whether there is substantial doubt relating to an entity’s ability to continue as a going concern and to provide related footnote disclosures as applicable. ASU 2014-15 is effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not expect a material impact on its financial statements from adoption of this guidance.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service and requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 was originally effective for fiscal periods beginning after December 15, 2016, including interim periods within those fiscal periods. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year making it effective for fiscal periods beginning after December 15, 2017, including interim periods within those fiscal periods, while also providing for early adoption but not before the original effective date. The Company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2018 and is currently evaluating the potential impact of this new guidance on its financial statements.
3. RELATED-PARTY TRANSACTIONS

The Company has no employees, but purchases employee and other services from the Partners. Total expenses for services from related parties during the years ended September 30, 2016, 2015, and 2014, recorded in cost of goods sold and other operating expenses were as follows:

	2016	2015	2014

Meritor	$26,609,698	$27,302,046	$25,270,824
WABCO	3,128,817	3,213,277	3,009,636

Total	$29,738,515	$30,515,323	$28,280,460

Additionally, during the years ended September 30, 2016, 2015, and 2014, the Company recorded transactions of approximately $182,179,250, $232,088,071, and $204,371,222, respectively, which primarily relate to purchases of productive inventory from WABCO. Also, the Company recorded sales of approximately $90,260,794, $89,356,713, and $86,085,550, respectively, primarily to Meritor.
The Company purchases a significant portion of productive inventory from related parties in Europe. All purchases are denominated in U.S. dollars. The Company has an agreement with certain of these related parties, whereby if the difference between the currency exchange rate at the time of purchase and an agreed‑upon currency exchange rate exceeds 3%, the purchase price is adjusted so that the currency exchange effect exceeding 3% is shared equally by both parties. The Company and the related parties settle all transactions on a monthly basis. The Company records the purchase price adjustments in cost of goods sold which were approximately $566,353 in 2016, $3,306,019 in 2015, mostly due to the fluctuation of the Euro and was insignificant in 2014.

4. SALES AND ACCOUNTS RECEIVABLE TO MAJOR CUSTOMERS

The Company had significant sales to three unrelated major customers in 2016, 2015, and 2014. Sales made to these customers as a percentage of total sales made by the Company during 2016, 2015, and 2014, are disclosed in the table below. In addition, accounts receivable from these customers as of September 30, 2016 and 2015 (dollars in millions), are disclosed in the table below.

	2016			2015			2014
Customer	Percentage of Total Sales	Sales	Accounts Receivable	Percentage of Total Sales	Sales	Accounts Receivable	Percentage of Total Sales	Sales

1	32%	$101	$4	35%	$126	$6	33%	$107
2	6	19	2	6	23	7	6	19
3	5	15	4	6	23	2	5	16

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
The changes in the total carrying amount of the Company’s warranty and policy liability for the years ended September 30, 2016, 2015, and 2014 are shown below.

	2016	2015	2014

Balance - beginning	$12,575,597	$13,830,668	$8,485,322
Accrual for product warranty	5,784,859	7,402,197	7,853,953
Payments	(6,849,281)	(8,884,152)	(9,019,626)
Changes in estimates	(2,479,408)	226,884	6,511,019
Balance - ending	$9,031,767	$12,575,597	$13,830,668

6. PARTNERS’ CAPITAL

The summary of Partners’ capital accounts for the years ended September 30, 2016, 2015, and 2014, is as follows:

	Meritor	WABCO	Total

Balance - September 2013	$15,787,582	$15,787,582	$31,575,164
Net income for the year	21,744,676	21,744,676	43,489,352
Distributions	(22,500,000)	(22,500,000)	(45,000,000)
Balance - September 30, 2014	15,032,258	15,032,258	30,064,516

Net income for the year	29,054,698	29,054,698	58,109,396
Distributions	(23,500,000)	(23,500,000)	(47,000,000)
Balance - September 30, 2015	20,586,956	20,586,956	41,173,912

Net income for the year	26,209,734	26,209,734	52,419,468
Distributions	(32,500,000)	(32,500,000)	(65,000,000)
Other comprehensive loss- foreign currency translation adjustment	(69,665)	(69,665)	(139,330)
Balance - September 30, 2016	$14,227,025	$14,227,025	$28,454,050

7. COMMITMENTS

The Company leases its principal operating facility, a warehouse located in Hebron, Kentucky. The lease commenced on October 1, 1999, with options to renew at the end of the lease term. The initial lease term was for a period of five years. In 2004, the Company extended its lease for an additional five years. In 2008, an agreement was reached with the lessor, and an addendum to the lease agreement was executed. Effective November 1, 2008, the Company reduced its leased premises by 16,910 square feet. Terms of this renegotiated lease are 60 months beginning November 1, 2009, and ending October 31, 2014. In 2014, an addendum to the lease agreement was executed on January 1, 2014. Terms of the re-negotiated lease are 50 months beginning November 1, 2014 and ending November 30, 2018. The lease agreement requires current monthly rentals plus the tenant’s share of property taxes and operating expenses. In addition, the Company leases office space in Troy, Michigan from one of the joint venture partners on a month‑to‑month basis. Lease payments are made monthly. The Company also leases equipment which expires in FY 2020. Total rental expense under these agreements, plus various vehicle and equipment leases was approximately $1,361,301, $1,267,711, and $1,276,052, for the years ended September 30, 2016, 2015, and 2014, respectively.
Future minimum lease payments for the years ending September 30 are as follows:

Years Ending September 30,

2017	$499,127
2018	500,035
2019	127,501
2020	35,329
Total	$1,161,992

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
As of September 30, 2016 and 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis. These consist of investments in money market mutual funds recorded within cash and cash equivalents. These funds are valued at the daily closing price as reported by the fund. The mutual funds held by the Company are deemed to be actively traded.
Assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2016, were as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Cash equivalents - money market mutual funds	$4,279,670	$—	$—

Assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2015, were as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Cash equivalents - money market mutual funds	$4,414,628	$—	$—

There were no financial assets or liabilities carried at fair value on a nonrecurring basis as of September 30, 2016 and 2015.
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
The Company evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets. For the years ended September 30, 2016, 2015, and 2014, there were no transfers between levels.
9. SUBSEQUENT EVENTS

No events have occurred after September 30, 2016, but before December 15, 2016, the date the consolidated financial statements were available to be issued.

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

3-b
Amended and Restated By-laws of Meritor effective November 30, 2016, filed as Exhibit 3-b to Meritor's Annual Report on Form 10-K for the fiscal year ended October 2, 2016 (the "2016 Form 10-K"), is incorporated herein by reference.

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

*10-h	Deferred Compensation Plan, filed as Exhibit 10-e-1 to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, is incorporated herein by reference.

*10-i	Form of Deferred Share Agreement, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2005, is incorporated herein by reference.

*10-j	Non-Employee Director Retainer Deferral Policy, effective November 3, 2016, filed as Exhibit 10-j to the 2016 Form 10-K, is incorporated herein by reference.

*10-j-1
Form of Restricted Share Unit Agreement for Director Deferral Elections pursuant to the Non-Employee Director Retainer Deferral Policy under the 2010 Long-Term Incentive Plan, as amended, filed as Exhibit 10-j-1 to the 2016 Form 10-K, is incorporated herein by reference.

*10-j-2
Form of Restricted Stock Agreement for Director Deferral Elections pursuant to the Non-Employee Director Retainer Deferral Policy under the 2010 Long-Term Incentive Plan, as amended, filed as Exhibit 10-j-2 to the 2016 Form 10-K, is incorporated herein by reference.

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

10-l-1
Extension Letter dated June 8, 2012 from Meritor HVS AB to Viking Asset Purchaser No. 7 IC and Citicorp Trustee Company Limited, filed as Exhibit 10-l-1 to the 2016 Form 10-K, is incorporated herein by reference.

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

10-l-8
Extension Letter dated October 14, 2016 from Meritor HVS AB to Viking Asset Purchaser No. 7 IC and Citicorp Trustee Company Limited, filed as Exhibit 10-l-8 to the 2016 Form 10-K, is incorporated herein by reference.

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

*10-bb
Schedule identifying agreements substantially identical to the Form of Employment Agreement constituting Exhibit 10-aa to the 2016 Form 10-K, filed as Exhibit 10-bb to the 2016 Form 10-K, is incorporated herein by reference.

12	Computation of ratio of earnings to fixed charges, filed as Exhibit 12 to the 2016 Form 10-K, is incorporated herein by reference.

21	List of Subsidiaries of Meritor, Inc., filed as Exhibit 21 to the 2016 Form 10-K, is incorporated herein by reference.

23-a	Consent of April Miller Boise, Esq., Senior Vice President, General Counsel and Corporate Secretary, filed as Exhibit 23-a to the 2016 Form 10-K, is incorporated herein by reference.

23-b	Consent of Deloitte & Touche LLP, independent registered public accounting firm, filed as Exhibit 23-b to the 2016 Form 10-K, is incorporated herein by reference.

23-c	Consent of Bates White LLC, filed as Exhibit 23-c to the 2016 Form 10-K, is incorporated herein by reference.

23-d**	Consent of Deloitte & Touche LLP, independent auditors, relating to the financial statements of Meritor WABCO Vehicle Control Systems.

24
Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of Meritor, filed as Exhibit 24 to the 2016 Form 10-K, is incorporated herein by reference.

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

Date: December 15, 2016

MERITOR, INC.

By:	/s/ Paul D. Bialy
Paul D. Bialy
Vice President, Controller and Principal Accounting Officer

Date: December 15, 2016

MERITOR, INC.

By:	/s/ Kevin A. Nowlan
Kevin A. Nowlan
Senior Vice President and Chief Financial Officer

Date: December 15, 2016