Form 10-Q
period 2017-01-01
MERITOR INC
filed 2017-02-02
CIK 1113256

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 1, 2017
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
88,191,038 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on February 1, 2017.

MERITOR, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended December 31,
	2016	2015
	(Unaudited)
Sales	$699	$809
Cost of sales	(610)	(705)
GROSS MARGIN	89	104
Selling, general and administrative	(53)	(56)
Restructuring costs	—	(1)
Other operating expense, net	(3)	—
OPERATING INCOME	33	47
Other income, net	—	1
Equity in earnings of affiliates	10	10
Interest expense, net	(21)	(22)
INCOME BEFORE INCOME TAXES	22	36
Provision for income taxes	(6)	(7)
INCOME FROM CONTINUING OPERATIONS	16	29
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(2)
NET INCOME	16	27
Less: Net income attributable to noncontrolling interests	(1)	(1)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$15	$26
NET INCOME ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$15	$28
Loss from discontinued operations	—	(2)
Net income	$15	$26
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.17	$0.30
Discontinued operations	—	(0.02)
Basic earnings per share	$0.17	$0.28
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.17	$0.30
Discontinued operations	—	(0.02)
Diluted earnings per share	$0.17	$0.28

Basic average common shares outstanding	87.1	92.5
Diluted average common shares outstanding	88.5	94.3

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended December 31,
	2016	2015
	(Unaudited)
Net income	$16	$27
Other comprehensive income (loss):
Foreign currency translation adjustments:
Attributable to Meritor, Inc.	(28)	(6)
Attributable to noncontrolling interest	(2)	—
Pension and other postretirement benefit related adjustments	11	9
Unrealized gain on investments and foreign exchange contracts	1	3
Other comprehensive income (loss), net of tax	(18)	6
Total comprehensive income (loss)	(2)	33
Less: Comprehensive income (loss) attributable to noncontrolling interest	1	(1)
Comprehensive income (loss) attributable to Meritor, Inc.	$(1)	$32

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2016	September 30, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (1)	$125	$160
Receivables, trade and other, net (1)	332	396
Inventories (1)	334	316
Other current assets	40	33
TOTAL CURRENT ASSETS	831	905
NET PROPERTY (1)	423	439
GOODWILL (1)	383	390
OTHER ASSETS	757	760
TOTAL ASSETS	$2,394	$2,494
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$11	$14
Accounts and notes payable (1)	430	475
Other current liabilities	236	268
TOTAL CURRENT LIABILITIES	677	757
LONG-TERM DEBT	983	982
RETIREMENT BENEFITS	691	703
OTHER LIABILITIES	228	238
TOTAL LIABILITIES	2,579	2,680
COMMITMENTS AND CONTINGENCIES (See Note 21)
EQUITY (DEFICIT):
Common stock (December 31, 2016 and September 30, 2016, 101.0 and 99.6 shares issued and 88.2 and 86.8 shares outstanding, respectively)	101	99
Additional paid-in capital	877	876
Accumulated deficit	(226)	(241)
Treasury stock, at cost (at both December 31, 2016 and September 30, 2016, 12.8 shares)	(136)	(136)
Accumulated other comprehensive loss	(825)	(809)
Total deficit attributable to Meritor, Inc.	(209)	(211)
Noncontrolling interests (1)	24	25
TOTAL DEFICIT	(185)	(186)
TOTAL LIABILITIES AND DEFICIT	$2,394	$2,494

(1) As of December 31, 2016, Assets and Liabilities held for sale were: (i) $2 million Cash and cash equivalents; (ii) $6 million Receivables, trade and other, net; (iii) $1 million Inventories; (iv) $1 million Goodwill; (v) $5 million Accounts and notes payable; and (vi) $2 million Noncontrolling interests. As of September 30, 2016, Assets and Liabilities held for sale were: (i) $1 million Cash and cash equivalents; (ii) $8 million Receivables, trade and other, net; (iii) $1 million Inventories; (iv) $3 million Net property; (v) $5 million Accounts and notes payable; and (vi) $3 million Noncontrolling interests.

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Three Months Ended December 31,
	2016	2015
	(Unaudited)
OPERATING ACTIVITIES
CASH USED FOR OPERATING ACTIVITIES (See Note 10)	$(14)	$(5)
INVESTING ACTIVITIES
Capital expenditures	(17)	(22)
Other investing activities	—	1
Net investing cash flows provided by discontinued operations	2	3
CASH USED FOR INVESTING ACTIVITIES	(15)	(18)
FINANCING ACTIVITIES
Repurchase of common stock	—	(43)
Other financing activities	(4)	1
CASH USED FOR FINANCING ACTIVITIES	(4)	(42)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(2)	—
CHANGE IN CASH AND CASH EQUIVALENTS	(35)	(65)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	160	193
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$125	$128

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning balance at September 30, 2016	$99	$876	$(241)	$(136)	$(809)	$(211)	$25	$(186)
Comprehensive income	—	—	15	—	(16)	(1)	(1)	(2)
Equity based compensation expense	—	3	—	—	—	3	—	3
Vesting of equity based awards	2	(2)	—	—	—	—	—	—
Ending Balance at December 31, 2016	$101	$877	$(226)	$(136)	$(825)	$(209)	$24	$(185)

Beginning balance at September 30, 2015	$99	$865	$(814)	$(55)	$(766)	$(671)	$25	$(646)
Comprehensive income	—	—	26	—	6	32	1	33
Equity based compensation expense	—	3	—	—	—	3	—	3
Repurchase of common stock	—	—	—	(43)	—	(43)	—	(43)
Ending Balance at December 31, 2015	$99	$868	$(788)	$(98)	$(760)	$(679)	$26	$(653)

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
In the opinion of the company, the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as amended. The condensed consolidated balance sheet data as of September 30, 2016 was derived from audited financial statements but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended December 31, 2016 are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30, and its fiscal quarters generally end on the Sundays nearest December 31, March 31, and June 30. The first quarter of fiscal years 2017 and 2016 ended on January 1, 2017 and January 3, 2016, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and December 31 are used consistently throughout this report to represent the fiscal year end and first fiscal quarter end, respectively.
2. Earnings per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted shares, restricted share units, performance share unit awards, and convertible securities, if applicable.
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended December 31,
	2016	2015
Basic average common shares outstanding	87.1	92.5
Impact of restricted shares, restricted share units and performance share units	1.4	1.8
Diluted average common shares outstanding	88.5	94.3

In November 2016, the Board of Directors approved a grant of performance share units to all executives eligible to participate in the long-term incentive plan. Each performance share unit represents the right to receive one share of common stock or its cash equivalent upon achievement of certain performance and time vesting criteria. The fair value of each performance share unit was $12.77, which was the company’s share price on the grant date of December 1, 2016. The Board of Directors also approved a grant of 0.5 million restricted share units to these executives. The restricted share units vest at the earlier of three years from the date of grant or upon termination of employment with the company under certain circumstances. The fair value of each restricted share unit was $12.77, which was the company's share price on the grant date of December 1, 2016.
The actual number of performance share units that will vest depends upon the company’s performance relative to the established M2019 goals for the three-year performance period of October 1, 2016 to September 30, 2019, measured at the end of the performance period. The number of performance share units will depend on meeting the established M2019 goals at the following

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

weights: 50% associated with achieving an Adjusted diluted earnings per share from continuing operations target, 25% associated with achieving revenue growth above market, and 25% associated with achieving a Net Debt to Adjusted EBITDA target. The number of performance share units that vest will be between 0% and 200% of the grant date amount of 0.6 million performance share units.
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
The actual number of performance share units that will vest depends upon the company’s performance relative to the established performance metrics for the three-year performance period of October 1, 2015 to September 30, 2018, measured at the end of the performance period. The number of performance share units that vest will depend on Adjusted EBITDA margin and Adjusted diluted earnings per share from continuing operations at the following weights: 50% associated with achieving an Adjusted EBITDA margin target and 50% associated with achieving an Adjusted diluted earnings per share from continuing operations target. The number of performance share units that vest will be between 0% and 200% of the grant date amount of 0.7 million performance share units.
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
The actual number of performance share units that will vest depends upon the company’s performance relative to the established performance metrics for the three-year performance period of October 1, 2014 to September 30, 2017, measured at the end of the performance period. The number of performance share units that vest will depend on Adjusted EBITDA margin and Adjusted diluted earnings per share from continuing operations at the following weights: 75% associated with achieving an Adjusted EBITDA margin target and 25% associated with achieving an Adjusted diluted earnings per share from continuing operations target. The number of performance share units that vest will be between 0% and 200% of the grant date amount of 0.6 million performance share units.
In November 2013, the Board of Directors approved a grant of performance share units to all executives eligible to participate in the long-term incentive plan. Each performance share unit represented the right to receive one share of common stock or its cash equivalent upon achievement of certain performance and time vesting criteria. The fair value of each performance share unit was $7.97, which was the company’s share price on the grant date of December 1, 2013.
The actual number of performance share units that vested on December 1, 2016 depended upon the company’s performance relative to the established M2016 goals for the three-year performance period of October 1, 2013 to September 30, 2016, which was measured after the end of the performance period. The number of performance share units that vested depended on meeting the established M2016 goals at the following weights: 50% associated with achieving an Adjusted EBITDA margin target, 25% associated with achieving a net debt including retirement benefit liabilities target, and 25% associated with achieving an incremental booked revenue target. The company's performance resulted in the vesting of the performance share units at 112% of the grant date amounts. There were 0.9 million shares related to these performance share units included in the diluted earnings per share calculation for the three months ended December 31, 2016 and December 31, 2015, as certain payout thresholds were achieved relative to the Adjusted EBITDA, net debt reduction and incremental booked revenue targets.
For the three months ended December 31, 2016, the dilutive impact of previously issued restricted shares, restricted share units, and performance share units was 1.4 million, compared to 1.8 million share units for the same period in the prior fiscal year. For the three months ended December 31, 2016 and December 31, 2015, compensation cost related to restricted shares, restricted share units, performance share units and stock options was $3 million.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three-month period ended December 31, 2015, options to purchase 0.3 million shares of common stock were excluded in the computation of diluted earnings per share because their exercise price exceeded the average market price for the periods and thus their inclusion would be anti-dilutive.
For the three months ended December 31, 2016 and December 31, 2015, the company’s convertible senior unsecured notes were excluded from the computation of diluted earnings per share, as the company’s average stock price during this period was less than conversion price for the notes.
3. New Accounting Standards
Accounting standards to be implemented
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the new guidance eliminates the need to determine the fair value of individual assets and liabilities of a reporting unit to measure a goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers in 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The new guidance is not expected to have a material impact on the company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU provides clarification on the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. To be considered a business under the new guidance, it must include an input and a substantive process that together significantly contribute to the ability to create output. The amendment removes the evaluation of whether a market participant could replace missing elements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and will be applied prospectively. The potential impact of this new guidance will be assessed for future acquisitions or dispositions, but it is not expected to have a material impact on the company's consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests held through Related Parties that are under Common Control, which alters how a decision maker needs to consider indirect interests in a variable interest entity (VIE) held through an entity under common control. Under the ASU, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements but does not expect a material impact upon adoption.

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU was issued to remove the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The amendments in this update are effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted; however, the guidance can only be adopted in the first interim period of a fiscal year. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including accounts receivable. The ASU also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The amendments in this update are required to be adopted by public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The company is currently evaluating the potential impact of this new guidance on its on its accounting policies and its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The ASU clarifies the assessment of the likelihood that revenue will be collected from a contract, the guidance for presenting sales taxes and similar taxes, and the timing for measuring customer payments that are not in cash. The ASU also establishes a practical expedient for contract modifications at the transition. The amendments in this update affect the guidance in ASU 2014-09, which is not effective yet. The effective date and the transition requirements for the amendments in ASU 2016-12 are the same as the effective date and transition requirements in ASU 2014-09 as described below. Therefore, the company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2018 in connection with its planned implementation of ASU 2014-09 and is currently evaluating the potential impact of this new guidance on its accounting policies and its consolidated financial statements.

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update will require lessees to recognize a right-of-use asset and lease liability for substantially all leases. The standard is required to be adopted by public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2019 and is currently assessing the potential impact of this new guidance on its on its accounting policies and its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service and requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 was originally effective for fiscal periods beginning after December 15, 2016, including interim periods within those fiscal periods. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year making it effective for fiscal periods beginning after December 15, 2017, including interim periods within those fiscal periods, while also providing for early adoption but not before the original effective date. The company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2018 and is currently evaluating the potential impact of this new guidance on its on its accounting policies and its consolidated financial statements.
Accounting standards implemented during fiscal year 2017
In January 2017, the FASB issued ASU 2017-03 which amended Accounting Changes and Error Corrections (Topic 250) to state that registrants should consider additional qualitative disclosures if the impact of an issued but not yet adopted ASU is unknown or cannot be reasonably estimated and to include a description of the effect of the accounting policies that the registrant expects

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to apply, if determined. Transition guidance included in certain issued but not yet adopted ASUs was also updated to reflect this amendment.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After the Requisite Service Period. This guidance requires that an award with a performance target that affects vesting and that could be achieved after the requisite service period, such as when an employee retires, but may still vest if and when the performance target is achieved, be treated as an award with performance conditions that affect vesting and the company apply existing guidance under ASC Topic 718, Compensation - Stock Compensation. The guidance is effective for fiscal periods beginning after December 15, 2015, including interim periods within those fiscal periods and may be applied either prospectively or retrospectively. The company adopted this standard prospectively in the first quarter of fiscal year 2017. This guidance did not have a material impact on its consolidated financial statements.
4. Discontinued Operations
Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended December 31,
	2016	2015
Sales	$—	$—

Loss before income taxes	$—	$(3)
Benefit from income taxes	—	1
Loss from discontinued operations attributable to Meritor, Inc.	$—	$(2)
Loss from discontinued operations attributable to the company for the three months ended December 31, 2015 was primarily attributable to changes in estimates related to legal costs incurred in connection with previously divested businesses.
Total discontinued operations assets as of December 31, 2016 and September 30, 2016 were $1 million and total discontinued operations liabilities as of December 31, 2016 and September 30, 2016 were $6 million.
5. Assets and Liabilities Held for Sale
During the first quarter of 2017, management approved a plan to sell a business within the Commercial Truck & Industrial reporting segment. The company expects to sell the business within one year from management's approval of the plan. The business and its associated assets and liabilities met the criteria for presentation as held for sale as of December 31, 2016.
Assets and liabilities held for sale are measured at the lower of the carrying value or fair value less costs to sell. Upon meeting the held for sale criteria, the company determined the carrying value of the business exceeded the fair value less costs to sell. As a result, an impairment charge of $3 million was recorded within other operating expense, net in the company’s condensed consolidated statement of operations during the first quarter of 2017.
6. Goodwill
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in the carrying value of goodwill by the company’s two reportable segments are presented below (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Total
Goodwill	$245	$160	$405
Accumulated impairment losses	(15)	—	(15)
Beginning balance at September 30, 2016	230	160	390
Foreign currency translation	(4)	(3)	(7)
Balance at December 31, 2016	$226	$157	$383
7. Restructuring Costs
Restructuring reserves, primarily related to unpaid employee termination benefits, were $13 million at December 31, 2016 and $16 million at September 30, 2016. The changes in restructuring reserves for the three months ended December 31, 2016 and 2015 are as follows (in millions):

	Employee Termination Benefits	Plant Shutdown & Other	Total
Beginning balance at September 30, 2016	$15	$1	$16
Activity during the period:
Charges to continuing operations	—	—	—
Cash payments – continuing operations	(3)	—	(3)
Total restructuring reserves at December 31, 2016	12	1	13
Less: non-current restructuring reserves	(2)	—	(2)
Restructuring reserves – current, at December 31, 2016	$10	$1	$11

Balance at September 30, 2015	$10	$—	$10
Activity during the period:
Charges to continuing operations	1	—	1
Cash payments – continuing operations	(2)	—	(2)
Total restructuring reserves at December 31, 2015	9	—	9
Less: non-current restructuring reserves	(2)	—	(2)
Restructuring reserves – current, at December 31, 2015	$7	$—	$7
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

Income tax expense (benefit) is allocated among continuing operations, discontinued operations and other comprehensive income (“OCI”). Such allocation is applied by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as discontinued operations or OCI, income tax expense is allocated to the other sources of income, with a related benefit recorded in continuing operations.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In prior years, the company established valuation allowances against its U.S. net deferred tax assets and the net deferred tax assets of its 100-percent-owned subsidiaries in France, the United Kingdom, Brazil, and certain other countries. In evaluating its ability to recover these net deferred tax assets, the company utilizes a consistent approach which considers its historical operating results, including an assessment of the degree to which any gains or losses are driven by items that are unusual in nature, and tax planning strategies. In addition, the company reviews changes in near-term market conditions and other factors that impact future operating results. Continued improvement in the company’s operating results could lead to reversal of some or all of these valuation allowances in the future.

During the fourth quarter of fiscal year 2016, as a result of sustained profitability in the U.S. evidenced by a strong earnings history, future forecasted earnings, and additional positive evidence, the company determined it was more likely than not that it would be able to realize deferred tax assets in the U.S. Accordingly, the company reversed a portion of the valuation allowance in the U.S. Also in the fourth quarter of fiscal year 2016, due to a three-year cumulative loss and future economic uncertainty, the company established a tax valuation allowance in Brazil because the company determined it was not more likely than not that it would realize its deferred tax assets in Brazil.

The company continues to maintain valuation allowances in France, the United Kingdom, Brazil, and certain other jurisdictions, as the company believes the negative evidence that it will be able to recover these net deferred tax assets continues to outweigh the positive evidence.

For the three months ended December 31, 2016, the company had approximately $1 million of net pre-tax loss compared to $11 million of net pre-tax income in the same period in fiscal year 2016 in tax jurisdictions in which tax expense (benefit) is not recorded.
9. Accounts Receivable Factoring and Securitization
     Off-balance sheet arrangements
Swedish Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo through one of its European subsidiaries. On January 17, 2017, Meritor extended this Swedish factoring facility with Nordea Bank until March 31, 2017. All other terms of the agreement remain unchanged. Under this arrangement, the company can sell up to, at any point in time, €155 million ($163 million) of eligible trade receivables. The company is working to extend this arrangement before its current maturity date. The amount of eligible receivables sold may exceed Nordea Bank's commitment at Nordea Bank's discretion. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €158 million ($166 million) and €121 million ($135 million) of this accounts receivable factoring facility as of December 31, 2016 and September 30, 2016, respectively.
     The above facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through December 18, 2017. The commitment is subject to standard terms and conditions for this type of arrangement.
U.S. Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo and its U.S. subsidiaries through one of its U.S. subsidiaries. Under this arrangement with Nordea Bank, which expires in February 2019, the company can sell up to, at any point in time, €80 million ($84 million) of eligible trade receivables. The amount of eligible receivables sold may exceed Nordea Bank’s commitment at Nordea Bank’s discretion. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €33 million ($34 million) and €39 million ($44 million) of this accounts receivable factoring facility as of December 31, 2016 and September 30, 2016, respectively.
     United Kingdom Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. Under this arrangement, which expires in February 2018, the company can sell up to, at any point in time, €25 million ($26 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €9 million ($9 million) and €6 million ($6 million) of this accounts receivable factoring facility as of December 31, 2016 and September 30, 2016, respectively. The agreement is subject to standard terms and conditions for these types of arrangements, including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Italy Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement, which expires in June 2017, the company can sell up to, at any point in time, €30 million ($31 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €25 million ($26 million) and €22 million ($24 million) of this accounts receivable factoring facility as of December 31, 2016 and September 30, 2016, respectively. The agreement is subject to standard terms and conditions for these types of arrangements, including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
     In addition to the above facilities, a number of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the condensed consolidated balance sheet. The amount of factored receivables excluded from accounts receivable under these arrangements was $13 million and $10 million at December 31, 2016 and September 30, 2016, respectively.
     Total costs associated with all of the off-balance sheet arrangements described above were $1 million and $2 million in the three months ended December 31, 2016 and 2015, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
     On-balance sheet arrangements
The company has a $100 million U.S. accounts receivables securitization facility. On December 5, 2016, the company entered into an amendment which extends the facility expiration date to December 5, 2019. The maximum permitted priority-debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (“ARC”), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company’s U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the condensed consolidated balance sheet. At December 31, 2016 and September 30, 2016, no amounts, including letters of credit, were outstanding under this program. This securitization program contains a cross default to the revolving credit facility. At certain times during any given month, the company may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, the company would then typically utilize the cash received from customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, the company may borrow under this program, amounts exceeding the amounts shown as outstanding at fiscal quarter ends.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Operating Cash Flow
The reconciliation of net income to cash flows used for operating activities is as follows (in millions):

	Three Months Ended December 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$16	$27
Less: Loss from discontinued operations, net of tax	—	(2)
Income from continuing operations	16	29
Adjustments to income from continuing operations to arrive at cash used for operating activities:
Depreciation and amortization	17	15
Restructuring costs	—	1
Asset impairment charges	3	—
Equity in earnings of affiliates	(10)	(10)
Pension and retiree medical expense	4	5
Other adjustments to income from continuing operations	8	—
Dividends received from equity method investments	5	8
Pension and retiree medical contributions	(10)	(13)
Restructuring payments	(3)	(2)
Changes in off-balance sheet accounts receivable factoring	39	48
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations	(84)	(88)
Operating cash flows used for continuing operations	(15)	(7)
Operating cash flows provided by discontinued operations	1	2
CASH USED FOR OPERATING ACTIVITIES	$(14)	$(5)
11. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	December 31, 2016	September 30, 2016
Finished goods	$138	$125
Work in process	26	26
Raw materials, parts and supplies	170	165
Total	$334	$316
12. Other Current Assets
     Other current assets are summarized as follows (in millions):

	December 31, 2016	September 30, 2016
Asbestos-related recoveries (see Note 21)	$10	$10
Prepaid and other	30	23
Other current assets	$40	$33

Index

13. Net Property
     Net property is summarized as follows (in millions):

	December 31, 2016	September 30, 2016
Property at cost:
Land and land improvements	$29	$30
Buildings	228	231
Machinery and equipment	830	839
Company-owned tooling	116	113
Construction in progress	43	56
Total	1,246	1,269
Less: accumulated depreciation	(823)	(830)
Net property	$423	$439
14. Other Assets
     Other assets are summarized as follows (in millions):

	December 31, 2016	September 30, 2016
Investments in non-consolidated joint ventures	$104	$100
Asbestos-related recoveries (see Note 21)	47	49
Unamortized revolver debt issuance costs	6	7
Capitalized software costs, net	27	29
Non-current deferred income tax assets, net	409	413
Assets for uncertain tax positions	33	35
Prepaid pension costs	123	123
Other	8	4
Other assets	$757	$760
In accordance with FASB ASC Topic 350-40, costs relating to internally developed or purchased software in the preliminary project stage and the post-implementation stage are expensed as incurred. Costs in the application development stage that meet the criteria for capitalization are capitalized and amortized using the straight-line basis over the estimated economic useful life of the software.
The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At December 31, 2016 and September 30, 2016, the company’s investment in the joint venture was $47 million and $45 million, respectively.
15. Unconsolidated Significant Subsidiary
Rule 10-01(b)(1) of Regulation S-X requires separate interim period summarized income statement information for each 50-percent-or-less-owned subsidiary not consolidated that would have been a significant subsidiary for annual periods in accordance with Rule 3-09 of Regulation S-X. In accordance with this requirement, the company’s non-consolidated joint venture Meritor WABCO Vehicle Control Systems’ summarized income statement information is as follows (in millions):

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 31,
	2016	2015

Sales	$72	$85
Gross Margin	$20	$22
Income from continuing operations	$12	$15
Net income	$12	$15
16. Other Current Liabilities
     Other current liabilities are summarized as follows (in millions):

	December 31, 2016	September 30, 2016
Compensation and benefits	$86	$115
Income taxes	7	8
Taxes other than income taxes	21	21
Accrued interest	15	14
Product warranties	16	18
Environmental reserves (see Note 21)	6	7
Restructuring (see Note 7)	11	14
Asbestos-related liabilities (see Note 21)	18	18
Indemnity obligations (see Note 21)	2	2
Other	54	51
Other current liabilities	$236	$268
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
A summary of the changes in product warranties is as follows (in millions):

	Three Months Ended December 31,
	2016	2015
Total product warranties – beginning of period	$44	$48
Accruals for product warranties	3	3
Payments	(3)	(4)
Change in estimates and other	(4)	—
Total product warranties – end of period	40	47
Less: Non-current product warranties	(24)	(25)
Product warranties – current	$16	$22

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. Other Liabilities
Other liabilities are summarized as follows (in millions):

	December 31, 2016	September 30, 2016
Asbestos-related liabilities (see Note 21)	$130	$136
Restructuring (see Note 7)	2	2
Non-current deferred income tax liabilities	12	12
Liabilities for uncertain tax positions	14	16
Product warranties (see Note 16)	24	26
Environmental (see Note 21)	6	6
Indemnity obligations (see Note 21)	11	11
Other	29	29
Other liabilities	$228	$238
18. Long-Term Debt
     Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	December 31, 2016	September 30, 2016
4.0 percent convertible notes due 2027(1)(3)	$142	$142
7.875 percent convertible notes due 2026(1)(4)	130	129
6.75 percent notes due 2021(2)(5)	271	271
6.25 percent notes due 2024(2)(6)	443	442
Capital lease obligation	15	16
Export financing arrangements and other	6	10
Unamortized discount on convertible notes (7)	(13)	(14)
Subtotal	994	996
Less: current maturities	(11)	(14)
Long-term debt	$983	$982
(1) The 4.0 percent and 7.875 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2019 and 2020, respectively.
(2) The 6.75 percent and 6.25 percent notes contain a call option, which allows for early redemption.
(3) The 4.0 percent convertible notes due 2027 are presented net of $1 million unamortized issuance costs as of December 31, 2016 and September 30, 2016.
(4) The 7.875 percent convertible notes due 2026 are presented net of $2 million unamortized issuance costs as of December 31, 2016 and September 30, 2016, and $8 million and $9 million original issuance discount as of December 31, 2016 and September 30, 2016, respectively.
(5) The 6.75 percent notes due 2021 are presented net of $4 million unamortized issuance costs as of December 31, 2016 and September 30, 2016.
(6) The 6.25 percent notes due 2024 are presented net of $7 million unamortized issuance costs as of December 31, 2016 and September 30, 2016.
(7) The carrying amount of the equity component related to convertible debt.

Revolving Credit Facility
On June 2, 2016, the company entered into a third amendment of its senior secured revolving credit facility. The amendment increased the 2019 revolving loan commitment to $466 million, permitted the company to execute certain internal restructuring plans, including the release of certain guarantors when required by such plans, and reset covenant basket amounts. Pricing and maturity dates remain unchanged. Subsequent to the amendment, certain lenders converted their $32 million of 2017 revolving loan commitments to 2019 revolving loan commitments and are now subject to the terms of 2019 lenders. Pursuant to the revolving

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

credit agreement, the company now has a $506 million revolving credit facility, $8 million of which matures in April 2017 for banks not electing to extend their commitments under the revolving credit facility, and $498 million of which matures in February 2019.
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
The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At December 31, 2016, the revolving credit facility was collateralized by approximately $677 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company’s current corporate credit rating. At December 31, 2016, the margin over LIBOR rate was 325 basis points, and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 225 basis points.
Certain of the company’s subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly held notes outstanding under the company’s indentures (see Note 24).
No borrowings were outstanding under the revolving credit facility at December 31, 2016 and September 30, 2016. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At December 31, 2016 and September 30, 2016, there were no letters of credit outstanding under the revolving credit facility.

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

Issuance of Debt Securities - 2024 Notes
On February 13, 2014, the company completed a public offering of debt securities consisting of the issuance of $225 million principal amount of 10-year, 6.25 percent notes due 2024 (the “Initial 2024 Notes”). The offering and sale were made pursuant to the company's February 2012 shelf registration statement. The Initial 2024 Notes were issued under the company's indenture dated as of April 1, 1998, as supplemented. The Initial 2024 Notes were issued at 100 percent of their principal amount. The proceeds from the sale of the Initial 2024 Notes were $225 million and, together with cash on hand, were primarily used to repurchase $250 million principal amount of the company’s previously outstanding 10.625 percent notes due 2018.
On June 11, 2015, the company completed a public offering of an additional $225 million aggregate principal amount of 6.25 percent notes due 2024 (the “Additional 2024 Notes”), in an underwritten public offering pursuant to the company's December 2014 shelf registration statement. The proceeds from the sale of the Additional 2024 Notes were used to replenish available cash used to pay $179 million, including premium and fees, to repurchase $110 million principal amount at maturity of the company's 7.875 percent convertible notes due 2026. The company used the remaining net proceeds to purchase an annuity to satisfy its obligations under the company's Canadian and German pension plans for its employees and for general corporate purposes. The Additional 2024 Notes constitute a further issuance of, and are fungible with, the $225 million aggregate principal amount of Initial 2024 Notes that the company issued on February 13, 2014 and form a single series with the Initial 2024 Notes (collectively, the "2024 Notes"). The Additional 2024 Notes have terms identical to the Initial 2024 Notes, other than issue date and offering price, and have the same CUSIP number as the Initial 2024 Notes. Upon completion of the offering, the aggregate principal amount of outstanding notes of this series was $450 million.
The 2024 Notes bear interest at a fixed rate of 6.25 percent per annum. The company pays interest on the 2024 Notes semi-annually, in arrears, on February 15 and August 15 of each year. The 2024 Notes constitute senior unsecured obligations of the

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Repurchase of Debt Securities
In fiscal year 2015, the company repurchased $110 million principal amount at maturity of the company's 7.875 percent convertible notes due 2026, of which $85 million were repurchased at a premium equal to approximately 64 percent of their principal amount in the third quarter of 2015, and $25 million were purchased at a premium equal to approximately 58 percent of their principal amount in the fourth quarter of 2015. The 7.875 percent convertible notes contain a conversion to equity feature which can be settled in cash upon conversion. Accordingly, the liability and equity components are required to be separately accounted for upon recognition. Subsequently, upon derecognition of the convertible notes, the total cash consideration paid by the company is required to be allocated between the extinguishment of the liability component and the reacquisition of the equity component. Of the fiscal year 2015 total cash consideration of $179 million paid, $121 million and $58 million were allocated between the liability and equity components, respectively. The repurchase of $110 million principal amount at maturity of the company's 7.875 percent convertible notes was accounted for as an extinguishment of debt, and accordingly, the company recognized a net loss on debt extinguishment of $24 million, which consisted of $14 million of unamortized discount and deferred issuance costs and $10 million of premium. The net loss on debt extinguishment is included in Interest expense, net in the consolidated statement of operations. The repurchases were made under the company's 2026 convertible notes repurchase authorization.
In fiscal year 2015, the company repurchased $19 million principal amount of the company's 4.0 percent convertible notes due 2027. In the second quarter of fiscal year 2015, $15 million of the notes were repurchased at a premium equal to approximately 6 percent of their principal amount. In the third quarter of fiscal year 2015, $4 million of the notes were repurchased at a premium equal to approximately 5 percent of their principal amount. The repurchases of the $19 million principal amount of the company's 4.0 percent convertible notes due 2027 was accounted for as an extinguishment of debt, and accordingly the company recognized an insignificant net loss on debt extinguishment, the majority of which was premium. The net loss on debt extinguishment is included in interest expense, net in the consolidated statement of operations.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 1, 2016, substantially all of the $55 million principal amount of 4.625 percent convertible notes were repurchased at 100 percent of their face value. On April 15, 2016, the remaining 4.625 percent convertible notes were redeemed at 100 percent of their face value. As of September 30, 2016, none of the 4.625 percent convertible notes were outstanding.
The repurchases were made under the company's equity and equity linked repurchase authorizations (see Note 22). The repurchase program under these authorizations was complete as of September 30, 2016.

Capital Leases
On March 20, 2012, the company entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, the company can request financing from Wells Fargo Equipment Finance (“Wells Fargo”) for progress payments for equipment under construction, not to exceed $10 million at any time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, the company can also enter into lease arrangements with Wells Fargo for completed equipment. The lease term is 60 months, and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. The company had $5 million and $7 million outstanding under this capital lease arrangement as of December 31, 2016 and September 30, 2016, respectively. In addition, the company had another $10 million and $9 million outstanding through other capital lease arrangements at December 31, 2016 and September 30, 2016, respectively.

Letter of Credit Facilities
On February 21, 2014, the company entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million through December 19, 2015. From December 20, 2015 through March 19, 2019, the aggregate availability is $25 million. This facility contains covenants and events of default generally similar to those existing in the company’s public debt indentures. There were $23 million of letters of credit outstanding under this facility at December 31, 2016 and September 30, 2016. The company had another $5 million of letters of credit outstanding through other letter of credit facilities at December 31, 2016 and September 30, 2016.

Export Financing Arrangements
The company entered into a number of export financing arrangements through its Brazilian subsidiary during fiscal year 2014.  The export financing arrangements are issued under an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs. The arrangements bear interest at 5.5 percent and have maturity dates in 2017. There was $6 million and $9 million outstanding under these arrangements at December 31, 2016 and September 30, 2016, respectively.

Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million per bank. As of December 31, 2016 and September 30, 2016, the company had $8 million and $10 million, respectively, outstanding under this program at more than one bank.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19. Financial Instruments
Fair values of financial instruments are summarized as follows (in millions):

	December 31, 2016		September 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$125	$125	$160	$160
Short-term debt	11	11	14	14
Long-term debt	983	1,071	982	1,051
Foreign exchange forward contracts (other assets)	2	2	1	1
Foreign exchange forward contracts (other liabilities)	2	2	2	2
Short-term foreign currency option contracts (other assets)	1	1	—	—
Long-term foreign currency option contracts (other asset)	2	2	2	2

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	December 31, 2016			September 30, 2016
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Asset
Foreign exchange forward contract	3	(1)	2	1	—	1
Derivative Liabilities
Foreign exchange forward contract	3	(1)	2	2	—	2
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair value of financial instruments by the valuation hierarchy at December 31, 2016 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$125	$—	$—
Short-term debt	—	—	11
Long-term debt	—	1,060	11
Foreign exchange forward contracts (asset)	—	2	—
Foreign exchange forward contracts (liability)	—	2	—
Short-term foreign currency option contracts (asset)	—	—	1
Long-term foreign currency option contracts (asset)	—	—	2
Fair value of financial instruments by the valuation hierarchy at September 30, 2016 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$160	$—	$—
Short-term debt	—	—	14
Long-term debt	—	1,040	11
Foreign exchange forward contracts (asset)	—	1	—
Foreign exchange forward contracts (liability)	—	2	—
Short-term foreign currency option contracts (asset)	—	—	—
Long-term foreign currency option contracts (asset)	—	—	2
The tables below provide a reconciliation of changes in fair value of the Level 3 financial assets and liabilities measured at fair value in the condensed consolidated balance sheet for the three months ended December 31, 2016 and 2015, respectively. No transfers of assets between any of the Levels occurred during these periods.

Three months ended December 31, 2016 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2016	$—	$2	$2
Total unrealized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	1	1
Total realized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Settlements	—	—	—
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	1	(1)	—
Fair Value as of December 31, 2016	$1	$2	$3

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
Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents at December 31, 2016 or September 30, 2016.
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
Foreign currency option contracts — The company uses option contracts to mitigate foreign currency exposure on expected future Indian rupee denominated purchases. In the second quarter of fiscal year 2015, the company entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2017. In the fourth quarter of fiscal year 2016, the company entered into a new series of foreign currency option contracts with effective dates from the start of the first quarter of fiscal year 2017 through the end of fiscal year 2018. At December 31, 2016, the notional amount of the company's Indian rupee foreign exchange contracts outstanding was $147 million. The fair value of the foreign currency option contracts is based on a third-party proprietary model, which incorporates inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates, and time utilizing market instruments with similar quality and maturity characteristics. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.
From time to time, the company will hedge against its foreign currency exposure related to translations to U.S. dollars of financial results denominated in foreign currencies. In fiscal year 2015, the company entered into a series of foreign currency option contracts with a total notional amount of $48 million to reduce volatility in the translation of Brazilian real earnings to U.S. dollars. These foreign currency option contracts did not qualify for a hedge accounting election but were expected to mitigate foreign currency translation exposure of Brazilian real earnings to U.S. dollars. As of December 31, 2016 and September 30, 2016, there were no Brazilian real foreign currency option contracts outstanding. Changes in fair value associated with these contracts were recorded in other income, net, in the consolidated statement of operations.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Also, in fiscal year 2015, the company entered into a series of foreign currency contracts with total notional amounts of $30 million and $27 million to mitigate the risk of volatility in the translation of Swedish krona and euro earnings to U.S. dollars, respectively. During the first quarter of fiscal year 2016, the company entered into additional foreign currency contracts with total notional amounts of $19 million and $21 million to mitigate the risk of volatility in the translation of Swedish krona and euro earnings to U.S. dollars, respectively. These foreign currency option contracts did not qualify for a hedge accounting election. As of December 31, 2016 and September 30, 2016, there were no Swedish krona and euro foreign currency option contracts outstanding. Changes in fair value associated with these contracts were recorded in other income, net, in the consolidated statement of operations.
20. Retirement Benefit Liabilities
     Retirement benefit liabilities consisted of the following (in millions):

	December 31, 2016	September 30, 2016
Retiree medical liability	$442	$447
Pension liability	274	283
Other	14	13
Subtotal	730	743
Less: current portion (included in compensation and benefits, Note 16)	(39)	(40)
Retirement benefits	$691	$703
The components of net periodic pension and retiree medical expense included in continuing operations for the three months ended December 31 are as follows (in millions):

	2016		2015
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$13	$4	$6	$4
Assumed return on plan assets	(23)	—	(25)	—
Amortization of prior service costs	—	(1)	—	—
Recognized actuarial loss	7	4	6	3
Total expense (income)	$(3)	$7	$(13)	$7
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
     The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at December 31, 2016 to be approximately $9 million, of which $2 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at December 31, 2016 to be approximately $30 million, of which $10 million is probable and recorded as a liability.
     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 1.0 to 2.75 percent and is approximately $7 million at December 31, 2016. The undiscounted estimate of these costs is approximately $7 million.
     The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning balance at September 30, 2016	$2	$11	$13
Payments and other	—	(2)	(2)
Accruals	—	1	1
Balance at December 31, 2016	$2	$10	$12
Environmental reserves are included in Other Current Liabilities (see Note 16) and Other Liabilities (see Note 17) in the condensed consolidated balance sheet.
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
Maremont had approximately 5,800 pending asbestos-related claims at December 31, 2016 and September 30, 2016. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, the total number of claims filed is not necessarily the most meaningful factor in determining Maremont's asbestos-related liability.
     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	December 31, 2016	September 30, 2016
Pending and future claims	$70	$70
Billed but unpaid claims	3	2
Asbestos-related liabilities	$73	$72
Asbestos-related insurance recoveries	$31	$32

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities, with the majority of the amounts recorded in Other Assets and Liabilities (see Notes 12, 14, 16 and 17).
        Pending and Future Claims: Maremont engaged Bates White LLC (“Bates White”), a consulting firm with extensive experience estimating costs associated with asbestos litigation, to assist with determining the estimated cost of resolving pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Maremont. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised Maremont that it would be possible to determine an estimate of a reasonable forecast of the cost of the probable settlement and defense costs of resolving pending and future asbestos-related claims, based on historical data and certain assumptions with respect to events that may occur in the future.
     As of September 30, 2016, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Maremont’s obligation for asbestos personal injury claims over the next ten years of $70 million to $83 million. After consultation with Bates White, management recognized a liability of $70 million as of each of December 31, 2016 and September 30, 2016 for pending and future claims over the next ten years. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Maremont has recognized incremental insurance receivables associated with recoveries expected for asbestos-related liabilities as the estimate of asbestos-related liabilities for pending and future claims changes.
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
Recoveries: Maremont has historically had insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The insurance receivable related to asbestos-related liabilities was $31 million and $32 million as of December 31, 2016 and September 30, 2016, respectively. The receivable is for coverage provided by one insurance carrier based on a coverage-in-place agreement. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next ten years. The difference between the estimated liability and insurance receivable is primarily related to exhaustion of settled insurance coverage within the forecasted period.
Maremont maintained insurance coverage with other insurance carriers that management believes also covers indemnity and defense costs. During fiscal year 2013, Maremont re-initiated lawsuits against these carriers, seeking a declaration of its rights to coverage for asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. During the first quarter of fiscal year 2016, the dispute related to these insurance policies was settled. As a part of this settlement, on December 12, 2015, Maremont received $17 million in cash, of which $5 million was recognized as a reduction in asbestos expense and $12 million was recorded as a liability to the insurance carrier as it is required to be returned to the carrier if additional asbestos liability is not incurred. During the fourth quarter of fiscal year 2016, Maremont recognized an additional $9 million of the cash settlement proceeds as a reduction in asbestos expense. During the first quarter of fiscal year 2017, the company recognized the remaining $3 million of the cash settlement proceeds as a reduction in asbestos expense. The settlement also provides additional recovery for Maremont if certain future defense and indemnity spending thresholds are met.

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
     Rockwell International (“Rockwell”) — ArvinMeritor, Inc. (“AM”), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. Rockwell had approximately 3,200 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at December 31, 2016 and September 30, 2016.
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
     The Rockwell legacy asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	December 31, 2016	September 30, 2016
Pending and future claims	$60	$60
Billed but unpaid claims	2	1
Asbestos-related liabilities	$62	$61
Asbestos-related insurance recoveries	$27	$27
Pending and Future Claims: The company engaged Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. As of September 30, 2016, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Rockwell’s obligation for asbestos personal injury claims over the next ten years of $60 million to $75 million. After consultation with Bates White, management recognized a liability for the pending and future claims over the next ten years of $60 million as of each of December 31, 2016 and September 30, 2016. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.

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
Recoveries: Rockwell has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. In 2004, the company initiated litigation against certain of these carriers to enforce the insurance policies. During the fourth quarter of fiscal year 2016, the company executed settlement agreements with two of these carriers, thereby resolving the litigation against those particular carriers. Pursuant to the terms of one of those settlement agreements, in the fourth quarter of fiscal year 2016 the company received $32 million in cash from an insurer, of which $10 million was recognized as a reduction in asbestos expense, and $22 million was recorded as a liability to the insurance carrier as it is required to be returned to the carrier if additional asbestos liability is not ultimately incurred. During the first quarter of fiscal year 2017, Rockwell recognized an additional $3 million of the cash settlement proceeds as a reduction in asbestos expense. Pursuant to the terms of a second settlement agreement, in the fourth quarter of fiscal year 2016 the company recorded a $12 million receivable to reflect expected reimbursement of future defense and indemnity payments under a coverage-in-place arrangement with that insurer. In addition to the coverage provided from the settlement agreements executed during the fourth quarter of fiscal year 2016, the company continues to maintain a receivable of $6 million related to a previously executed coverage-in-place arrangement with other insurers.The insurance receivable for Rockwell's asbestos-related liabilities totaled $27 million as of each of December 31, 2016 and September 30, 2016. Included in these amounts are insurance receivables of $9 million as of each of December 31, 2016 and September 30, 2016, which are associated with policies in dispute and have been fully reserved.
The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities and recoveries for asbestos-related claims are subject to considerable uncertainty because such liabilities and recoveries are influenced by variables that are difficult to predict. The future litigation environment for Rockwell could change significantly from its past experience, due, for example, to changes in the mix of claims filed against Rockwell in terms of plaintiffs’ law firms, jurisdictions and diseases; legislative or regulatory developments; Rockwell’s approach to defending claims; or payments to plaintiffs from other defendants. Estimated recoveries are influenced by coverage issues among insurers and the continuing solvency of various insurance companies. If the assumptions with respect to the estimation period, the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.
Indemnifications
The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration.
In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At each of December 31, 2016 and September 30, 2016, the remaining estimated liability for this matter was approximately $11 million.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

   In connection with the sale of its interest in MSSC in October 2009, the company provided certain indemnities to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. At December 31, 2016 and September 30, 2016, the company's remaining exposure was approximately $1 million, which is included in other liabilities in the condensed consolidated balance sheet.
The company is not aware of any other claims or other information that would give rise to material payments under such indemnifications.
Other
The company identified certain sales transactions for which value-added tax was potentially required to be remitted to certain tax jurisdictions for tax years 2009 through 2016. At December 31, 2016 and September 30, 2016, the company’s estimate of the probable liability was $10 million.

In March 2016, the company was served with a complaint filed against the company and other defendants in the United States District Court for the Eastern District of Michigan. The complaint is a proposed class action and alleges that the company violated federal and state antitrust and other laws in connection with a former business of the company that manufactured and sold exhaust systems for automobiles. The alleged class is comprised of persons and entities that purchased or leased a passenger vehicle during a specified time period. In April 2016, the company was served with a virtually identical suit also naming the company as a defendant on behalf of a purported class of automobile dealers. In September 2016, the company filed a motion to dismiss. The company intends to defend itself vigorously against these claims. The company believes at this time that liabilities associated with this case, while possible, are not probable and estimable, and therefore has not recorded any accrual for them as of December 31, 2016. Further, a reasonably possible range of loss cannot be estimated at this time.

In April 2016, the company was served with several complaints filed against the company and other defendants in the United States District Court for the Northern District of Mississippi. The complaints were amended in July 2016. These complaints allege damages, including diminution of property value, concealment/fraud and emotional distress resulting from alleged environmental pollution in and around a neighborhood in Grenada, Mississippi. Rockwell owned and operated a facility near the neighborhood from 1965 to 1985. The company filed answers to the complaints in July 2016 and intends to defend itself vigorously against these claims. The company believes at this time that liabilities associated with this case, while possible, are not probable and estimable, and therefore has not recorded any accrual for them as of December 31, 2016. Further, a reasonably possible range of loss cannot be estimated at this time.

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

22. Shareholders' Equity
Common Stock and Debt Repurchase Authorizations
  On July 21, 2016, the Board of Directors authorized the repurchase of up to $100 million of the company’s common stock and up to $150 million aggregate principal amount of any of the company’s debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and the company's debt covenants. No repurchases had been made under these authorizations as of December 31, 2016.
Accumulated Other Comprehensive Loss (“AOCL”)
The components of AOCL and the changes in AOCL by components, net of tax, for three months ended December 31, 2016 and 2015 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at September 30, 2016	$(66)	$(740)	$(3)	$(809)
Other comprehensive income (loss) before reclassification	(28)	1	1	(26)
Amounts reclassified from accumulated other comprehensive loss - net of tax	—	10	—	10
Net current-period other comprehensive income (loss)	$(28)	$11	$1	$(16)
Balance at December 31, 2016	$(94)	$(729)	$(2)	$(825)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(1)	(a)
Actuarial losses	11	(a)
	10	Total before tax
	—	Tax (benefit) expense
Total reclassifications for the period	$10	Net of tax

(a)  These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 20 for additional details), which is recorded in cost of sales and selling, general and administrative expenses.

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Actuarial losses	$9	(b)
	9	Total before tax
	—	Tax expense
Total reclassifications for the period	9	Net of tax

(b) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 20 for additional details).

23. Business Segment Information
The company defines its operating segments as components of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer.
      The company has two reportable segments at December 31, 2016, as follows:

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
     Segment information is summarized as follows (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Eliminations	Total
Three Months Ended December 31, 2016
External Sales	$521	$178	$—	$699
Intersegment Sales	18	6	(24)	—
Total Sales	$539	$184	$(24)	$699
Three Months Ended December 31, 2015
External Sales	$613	$196	$—	$809
Intersegment Sales	20	7	(27)	—
Total Sales	$633	$203	$(27)	$809

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 31,
	2016	2015
Segment EBITDA:
Commercial Truck & Industrial	$42	$52
Aftermarket & Trailer	22	20
Segment EBITDA	64	72
Unallocated legacy and corporate income, net (1)	—	4
Interest expense, net	(21)	(22)
Provision for income taxes	(6)	(7)
Depreciation and amortization	(17)	(15)
Noncontrolling interests	(1)	(1)
Loss on sale of receivables	(1)	(2)
Asset impairment charges	(3)	—
Restructuring costs	—	(1)
Income from continuing operations attributable to Meritor, Inc.	$15	$28

(1)
Unallocated legacy and corporate income, net represents items that are not directly related to the company's business segments. These items primarily include asbestos-related charges and settlements, pension and retiree medical costs associated with sold businesses, and other legacy costs for environmental and product liability.

Segment Assets:	December 31, 2016	September 30, 2016
Commercial Truck & Industrial	$1,414	$1,433
Aftermarket & Trailer	424	436
Total segment assets	1,838	1,869
Corporate (1)	805	845
Less: Accounts receivable sold under off-balance sheet factoring programs(2)	(249)	(220)
Total assets	$2,394	$2,494

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(2)
At December 31, 2016 and September 30, 2016, segment assets include $249 million and $220 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 9). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

24. Supplemental Guarantor Condensed Consolidating Financial Statements
Rule 3-10 of Regulation S-X requires that separate financial information for issuers and guarantors of registered securities be filed in certain circumstances. Certain of the company's 100-percent-owned subsidiaries, as defined in the credit agreement (the “Guarantors”), irrevocably and unconditionally guarantee amounts outstanding under the senior secured revolving credit facility on a joint and several basis. Similar subsidiary guarantees were provided for the benefit of the holders of the notes outstanding under the company's indentures (see Note 18).
In lieu of providing separate audited financial statements for the Parent and Guarantors, the company has included the accompanying condensed consolidating financial statements as permitted by Regulation S-X Rules 3-10. These condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Parent's share of the subsidiary's cumulative results of operations, capital contributions and distribution and other equity changes. The Guarantors are combined in the condensed consolidating financial statements.

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2016
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$325	$374	$—	$699
Subsidiaries	—	26	12	(38)	—
Total sales	—	351	386	(38)	699
Cost of sales	(14)	(297)	(337)	38	(610)
GROSS MARGIN	(14)	54	49	—	89
Selling, general and administrative	(23)	(18)	(12)	—	(53)
Restructuring costs	2	—	(2)	—	—
Other operating income (expense), net	—	—	(3)	—	(3)
OPERATING INCOME (LOSS)	(35)	36	32	—	33
Other income (expense), net	(1)	—	1	—	—
Equity in earnings of affiliates	—	9	1	—	10
Interest income (expense), net	(33)	10	2	—	(21)
INCOME (LOSS) BEFORE INCOME TAXES	(69)	55	36	—	22
Provision for income taxes	20	(20)	(6)	—	(6)
Equity income (loss) from continuing operations of subsidiaries	64	28	—	(92)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	15	63	30	(92)	16
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	—	—
NET INCOME (LOSS)	15	63	30	(92)	16
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$15	$63	$29	$(92)	$15

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended December 31, 2016
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income (loss)	$15	$63	$30	$(92)	$16
Other comprehensive income (loss)	(16)	2	(27)	23	(18)
Total comprehensive income (loss)	(1)	65	3	(69)	(2)
Less: Comprehensive income attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to Meritor, Inc.	$(1)	$65	$4	$(69)	$(1)

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	December 31, 2016
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents (1)	$65	$4	$56	$—	$125
Receivables trade and other, net (1)	1	32	299	—	332
Inventories (1)	—	155	179	—	334
Other current assets	7	13	20	—	40
TOTAL CURRENT ASSETS	73	204	554	—	831
NET PROPERTY	22	197	204	—	423
GOODWILL (1)	—	219	164	—	383
OTHER ASSETS	448	133	176	—	757
INVESTMENTS IN SUBSIDIARIES	2,633	675	—	(3,308)	—
TOTAL ASSETS	$3,176	$1,428	$1,098	$(3,308)	$2,394
CURRENT LIABILITIES:
Short-term debt	$1	$3	$7	$—	$11
Accounts and notes payable (1)	16	171	243	—	430
Other current liabilities	81	65	90	—	236
TOTAL CURRENT LIABILITIES	98	239	340	—	677
LONG-TERM DEBT	973	2	8	—	983
RETIREMENT BENEFITS	670	—	21	—	691
INTERCOMPANY PAYABLE (RECEIVABLE)	1,613	(1,803)	190	—	—
OTHER LIABILITIES	31	155	42	—	228
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(209)	2,835	473	(3,308)	(209)
NONCONTROLLING INTERESTS (1)	—	—	24	—	24
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,176	$1,428	$1,098	$(3,308)	$2,394

(1) As of December 31, 2016, Assets and Liabilities held for sale were: (i) $2 million Cash and cash equivalents; (ii) $6 million Receivables, trade and other, net; (iii) $1 million Inventories; (iv) $1 million Goodwill; (v) $5 million Accounts and notes payable; and (vi) $2 million Noncontrolling interests. These assets and liabilities held for sale are included in the Non-Guarantors column.

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	September 30, 2016
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents (1)	$90	$4	$66	$—	$160
Receivables trade and other, net (1)	1	39	356	—	396
Inventories (1)	—	143	173	—	316
Other current assets	5	12	16	—	33
TOTAL CURRENT ASSETS	96	198	611	—	905
NET PROPERTY (1)	22	198	219	—	439
GOODWILL	—	219	171	—	390
OTHER ASSETS	447	132	181	—	760
INVESTMENTS IN SUBSIDIARIES	2,575	679	—	(3,254)	—
TOTAL ASSETS	$3,140	$1,426	$1,182	$(3,254)	$2,494
CURRENT LIABILITIES:
Short-term debt	$1	$4	$9	$—	$14
Accounts and notes payable (1)	42	172	261	—	475
Other current liabilities	90	74	104	—	268
TOTAL CURRENT LIABILITIES	133	250	374	—	757
LONG-TERM DEBT	971	3	8	—	982
RETIREMENT BENEFITS	680	—	23	—	703
INTERCOMPANY PAYABLE (RECEIVABLE)	1,534	(1,768)	234	—	—
OTHER LIABILITIES	34	162	42	—	238
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(212)	2,779	476	(3,254)	(211)
NONCONTROLLING INTERESTS (1)	—	—	25	—	25
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,140	$1,426	$1,182	$(3,254)	$2,494

(1) As of September 30, 2016, Assets and Liabilities held for sale were: (i) $1 million Cash and cash equivalents; (ii) $8 million Receivables, trade and other, net; (iii) $1 million Inventories; (iv) $3 million Net property; (v) $5 million Accounts and notes payable; and (vi) $3 million Noncontrolling interests.These assets and liabilities held for sale are included in the Non-Guarantors column.

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2016
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(44)	$6	$24	$—	$(14)
INVESTING ACTIVITIES
Capital expenditures	(5)	(7)	(5)	—	(17)
Net investing cash flows provided by discontinued operations	—	2	—	—	2
CASH USED FOR INVESTING ACTIVITIES	(5)	(5)	(5)	—	(15)
FINANCING ACTIVITIES
Intercompany advances	24	—	(24)	—	—
Other financing activities	—	(1)	(3)	—	(4)
CASH USED FOR FINANCING ACTIVITIES	24	(1)	(27)	—	(4)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(2)	—	(2)
CHANGE IN CASH AND CASH EQUIVALENTS	(25)	—	(10)	—	(35)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	90	4	66	—	160
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65	$4	$56	$—	$125

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

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As of December 31, 2016 and September 30, 2016, Parent-only obligations included $697 million and $708 million of pension and retiree medical benefits, respectively (see Note 20). All debt is debt of the Parent other than $20 million and $24 million at December 31, 2016 and September 30, 2016, respectively (see Note 18), and is primarily related to capital lease obligations and lines of credit. There were no cash dividends paid to the Parent by subsidiaries and investments accounted for by the equity method for the three months ended December 31, 2016 and December 31, 2015.

MERITOR, INC.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
OVERVIEW
Meritor, Inc. (the “company”, “our”, “we” or “Meritor”), headquartered in Troy, Michigan, is a premier global supplier of a broad range of integrated systems, modules and components to original equipment manufacturers (“OEMs”) and the aftermarket for the commercial vehicle, transportation and industrial sectors. The company serves commercial truck, trailer, military, bus and coach, construction, and other industrial OEMs and certain aftermarkets. Meritor common stock is traded on the New York Stock Exchange under the ticker symbol MTOR.
1st Quarter Fiscal Year 2017 Results
Our sales for the first quarter of fiscal year 2017 were $699 million, a decrease compared to $809 million in the same period in the prior fiscal year. The decrease in sales was driven by lower production in the North America Class 8 truck market.
Net income attributable to Meritor for the first quarter of fiscal year 2017 was $15 million compared to $26 million in the same period in the prior fiscal year. The decrease in net income attributable to Meritor was primarily driven by lower revenue.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the first quarter of fiscal year 2017 was $64 million compared to $76 million in the same period in the prior fiscal year. Our Adjusted EBITDA margin (see Non-GAAP Financial Measures below) in the first quarter of fiscal year 2017 was 9.2 percent compared to 9.4 percent in the same period a year ago. The decreases in Adjusted EBITDA and Adjusted EBITDA margin were driven by lower revenue partially offset by material, labor and burden performance.
Net income from continuing operations attributable to the company for the first quarter of fiscal year 2017 was $15 million compared to $28 million in the same period in the prior fiscal year. Adjusted income from continuing operations attributable to the company (see Non-GAAP Financial Measures below) for the first quarter of fiscal year 2017 was $22 million compared to $31 million in the same period in the prior fiscal year.
Cash flow used for operating activities was $14 million in the first quarter of fiscal year 2017 compared to $5 million in the same period last year. In the prior year, the company received $17 million in cash from an insurance settlement related to asbestos liabilities.
Trends and Uncertainties
     Industry Production Volumes
     The following table reflects estimated on-highway commercial truck production volumes for selected original equipment (OE) markets for the three months ended December 31, 2016 and 2015 based on available sources and management’s estimates.

	Three Months Ended December 31,		Percent
	2016	2015	Change
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	48	72	(33)%
North America, Medium-Duty Trucks	54	60	(10)%
North America, Trailers	71	77	(8)%
Western Europe, Heavy- and Medium-Duty Trucks	123	115	7%
South America, Heavy- and Medium-Duty Trucks	14	15	(7)%
India, Heavy- and Medium-Duty Trucks	76	74	3%

North America:
We believe we are in the midst of an inventory correction that will persist through at least the first half of fiscal year 2017. As a result, we expect fiscal year 2017 production volumes in North America to decline from the levels experienced in fiscal year 2016, with the first quarter having the lowest level of Class 8 production for the year.

Western Europe:
During fiscal year 2017, we expect production volumes to remain relatively consistent with the levels experienced in fiscal year 2016.

South America:

MERITOR, INC.

During the first half of fiscal year 2017, we expect South America production volumes to remain relatively consistent with the depressed levels experienced in fiscal year 2016, but to increase slightly in the second half of fiscal year 2017.

China:
During fiscal year 2017, we expect production volumes in China to increase slightly from the levels experienced in fiscal year 2016 due to improvements in the construction market.

India:
During fiscal year 2017, we expect production volumes in India to increase slightly from the levels experienced in fiscal year 2016.

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

MERITOR, INC.

•	Restrictive government actions (such as restrictions on transfer of funds and trade protection measures, including import and export duties, quotas and customs duties and tariffs).

NON-GAAP FINANCIAL MEASURES
In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), we have provided information regarding non-GAAP financial measures. These non-GAAP financial measures include Adjusted income (loss) from continuing operations attributable to the company, Adjusted diluted earnings (loss) per share from continuing operations, Adjusted EBITDA, Adjusted EBITDA margin, Free cash flow, Net debt including retirement liabilities, and Net Debt.
     Adjusted income (loss) from continuing operations attributable to the company and Adjusted diluted earnings (loss) per share from continuing operations are defined as reported income (loss) from continuing operations and reported diluted earnings (loss) per share from continuing operations before restructuring expenses, asset impairment charges, non-cash tax expense related to the use of deferred tax assets in jurisdictions with net operating loss carry forwards, and other special items as determined by management. Adjusted EBITDA is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization, non-controlling interests in consolidated joint ventures, loss on sale of receivables, restructuring expenses, asset impairment charges and other special items as determined by management. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by consolidated sales from continuing operations. Free cash flow is defined as cash flows provided by (used for) operating activities less capital expenditures. Net debt including retirement liabilities is defined as total debt plus pension liability (net of pension assets), retiree medical liability and other retirement benefits less cash and cash equivalents. Net Debt is defined as total debt less cash and cash equivalents.
     Management believes these non-GAAP financial measures are useful to both management and investors in their analysis of the company's financial position and results of operations. In particular, management believes that Adjusted EBITDA, Adjusted EBITDA margin and Adjusted diluted earnings (loss) per share from continuing operations are meaningful measures of performance as they are commonly utilized by management and the investment community to analyze financial performance in our industry. Further, management uses these non-GAAP financial measures for planning and forecasting future periods. Management believes that Free cash flow is useful in analyzing our ability to service and repay debt and return value directly to shareholders. Net debt, including retirement liabilities, is a specific financial measure which was part of our three-year plan, M2016, to reduce debt and other balance sheet liabilities. Net Debt divided by Adjusted EBITDA is a specific financial measure which is part of our three-year plan, M2019, to reduce net debt as a proportion of Adjusted EBITDA.
     Adjusted income (loss) from continuing operations attributable to the company, Adjusted diluted earnings (loss) per share from continuing operations and Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP and should not be considered as an alternative to net income as an indicator of our financial performance. Free cash flow should not be considered a substitute for cash provided by (used for) operating activities, or other cash flow statement data prepared in accordance with GAAP, or as a measure of financial position or liquidity. In addition, this non-GAAP cash flow measure does not reflect cash used to repay debt or cash received from the divestitures of businesses or sales of other assets and thus do not reflect funds available for investment or other discretionary uses. These non-GAAP financial measures, as determined and presented by the company, may not be comparable to related or similarly titled measures reported by other companies. Net debt should not be considered a substitute for total debt as reported on the balance sheet. Set forth below are reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP.

MERITOR, INC.

Adjusted income from continuing operations attributable to the company and adjusted diluted earnings per share from continuing operations are reconciled to income from continuing operations attributable to the company and diluted earnings per share from continuing operations below (in millions, except per share amounts).

	Three Months Ended December 31,
	2016	2015
Income from continuing operations attributable to the company	$15	$28
Restructuring costs	—	1
Asset impairment charges, net of noncontrolling interests	2	—
Non-cash tax expense (1)	5	2
Adjusted income from continuing operations attributable to the company	$22	$31

Diluted earnings per share from continuing operations	$0.17	$0.30
Impact of adjustments on diluted earnings per share	0.08	0.03
Adjusted diluted earnings per share from continuing operations	$0.25	$0.33
(1) Represents tax expense related to the use of deferred tax assets in jurisdictions with net operating loss carry forwards.

Free cash flow is reconciled to cash flows used for operating activities below (in millions).

	Three Months Ended December 31,
	2016	2015
Cash used for operating activities	$(14)	$(5)
Capital expenditures	(17)	(22)
Free cash flow	$(31)	$(27)
Adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. below.

	Three Months Ended December 31,
	2016	2015
Net income attributable to Meritor, Inc.	$15	$26
Loss from discontinued operations, net of tax, attributable to Meritor, Inc.	—	2
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$15	$28

Interest expense, net	21	22
Provision for income taxes	6	7
Depreciation and amortization	17	15
Noncontrolling interests	1	1
Loss on sale of receivables	1	2
Asset impairment charges	3	—
Restructuring costs	—	1
Adjusted EBITDA	$64	$76

Adjusted EBITDA Margin(1)	9.2%	9.4%
(1) Adjusted EBITDA Margin equals Adjusted EBITDA divided by consolidated sales from continuing operations.

MERITOR, INC.

Results of Operations

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015
   Sales
The following table reflects total company and business segment sales for the three months ended December 31, 2016 and 2015 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Three Months Ended December 31,				Dollar Change Due To
	2016	2015	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck & Industrial
North America	$270	$365	$(95)	(26)%	$—	$(95)
Europe	133	146	(13)	(9)%	(4)	(9)
South America	30	24	6	25%	4	2
China	24	21	3	14%	(2)	5
India	42	36	6	17%	(1)	7
Other	22	21	1	5%	1	—
Total External Sales	$521	$613	$(92)	(15)%	$(2)	$(90)
Intersegment Sales	18	20	(2)	(10)%	(1)	(1)
Total Sales	$539	$633	$(94)	(15)%	$(3)	$(91)

Aftermarket & Trailer
North America	$156	$169	$(13)	(8)%	$(1)	$(12)
Europe	22	27	(5)	(19)%	—	(5)
Total External Sales	$178	$196	$(18)	(9)%	$(1)	$(17)
Intersegment Sales	6	7	(1)	(14)%	—	(1)
Total Sales	$184	$203	$(19)	(9)%	$(1)	$(18)

Total External Sales	$699	$809	$(110)	(14)%	$(3)	$(107)
Commercial Truck & Industrial sales were $539 million in the first quarter of fiscal year 2017, down 15 percent compared to the first quarter of fiscal year 2016. The decrease in sales was primarily driven by the step down in Class 8 truck production in North America of approximately 33 percent.
Aftermarket & Trailer sales were $184 million in the first quarter of fiscal year 2017, down 9 percent compared to the first quarter of fiscal year 2016. The decrease in sales was primarily driven by lower volumes across the segment.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended December 31, 2016 was $610 million compared to $705 million in the same period in the prior fiscal year, representing a decrease of 13 percent. Total cost of sales was 87.3 and 87.1 percent of sales for the three-month periods ended December 31, 2016 and 2015, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the first quarter of fiscal year 2017 compared to the same quarter in the prior year (in millions):

MERITOR, INC.

Cost of Sales
Three Months Ended December 31, 2015	$705
Volume, mix and other, net	(89)
Foreign exchange	(6)
Three Months Ended December 31, 2016	$610
     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Lower material costs	$(75)
Lower labor and overhead costs	(18)
Other, net	(2)
Total change in costs of sales	$(95)
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended December 31, 2016 decreased $75 million compared to the same period in the prior fiscal year primarily due to lower volumes, material economics, and material performance programs.
Labor and overhead costs decreased $18 million compared to the same period in the prior fiscal year primarily due to lower volumes, and savings associated with labor and burden cost reduction programs.
Gross margin for the three-month periods ended December 31, 2016 and 2015 was $89 million and $104 million, respectively. Gross margin, as a percentage of sales, was 12.7 and 12.9 percent for the three-month periods ended December 31, 2016 and 2015, respectively. Gross margin as a percentage of sales remained relatively flat as lower sales were mostly offset by lower material, labor and burden costs.
Other Income Statement Items
     Selling, general and administrative expenses (“SG&A”) for the three months ended December 31, 2016 and 2015 are summarized as follows (dollars in millions):

	Three Months Ended
	December 31, 2016		December 31, 2015		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(1)	(0.1)%	$(2)	(0.2)%	$(1)	(0.1) pts
Short and long-term variable compensation	(8)	(1.1)%	(8)	(1.0)%	—	0.1 pts
Asbestos related insurance recoveries, net of asbestos related expense	1	0.1%	(1)	(0.1)%	(2)	(0.2) pts
All other SG&A	(45)	(6.5)%	(45)	(5.6)%	—	0.9 pts
Total SG&A	$(53)	(7.6)%	$(56)	(6.9)%	$(3)	0.7 pts
We recognized $6 million and $5 million related to previous cash settlements with insurance companies for recoveries of defense and indemnity costs associated with asbestos liabilities in the first quarter of fiscal years 2017 and 2016, respectively, which are included above in Asbestos related insurance recoveries, net of asbestos related expense (see Note 21 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).
All other SG&A, which represents normal selling, general and administrative expense, increased as a percentage of sales primarily due to lower sales in the first quarter of fiscal year 2017.
Restructuring costs were insignificant in the three months ended December 31, 2016 and $1 million in the same period of fiscal year 2016.
Other operating expense, net was $3 million in the first quarter of fiscal year 2017 as the carrying value of a business, classified

MERITOR, INC.

as held for sale, exceeded its fair value less costs to sell.
Operating income decreased by $14 million from $47 million in the first quarter of fiscal year 2016 to $33 million in the same period in fiscal year 2017. Key items affecting operating income are discussed above.
Equity in earnings of affiliates was $10 million in the first quarter of fiscal years 2017 and 2016.
Interest expense, net decreased by $1 million from $22 million in the first quarter of fiscal year 2016 to $21 million in the same period in fiscal year 2017.
Provision for income taxes was $6 million in the first quarter of fiscal year 2017 compared to $7 million in the same period in the prior fiscal year. In the first three months of fiscal year 2017, our effective tax rate was 27 percent compared to 19 percent in the prior year. The increase in our effective tax rate was primarily attributable to recording tax expense in jurisdictions in which we previously recognized a valuation allowance.
Income from continuing operations (before noncontrolling interests) decreased by $13 million from $29 million in the first quarter of fiscal year 2016 to $16 million in the same period in fiscal year 2017. The reasons for the decrease are discussed above.
Loss from discontinued operations, net of tax was insignificant in the first quarter of fiscal year 2017 and $2 million in the same period in fiscal year 2016. In the first quarter of fiscal year 2016, loss from discontinued operations, net of tax, was primarily attributable to changes in estimates related to legal costs incurred in connection with previously divested businesses.
Net income attributable to Meritor, Inc. decreased by $11 million from $26 million in the first quarter of fiscal year 2016 to $15 million in the same period in fiscal year 2017. The various factors affecting net income are discussed above.
Segment EBITDA and EBITDA Margins
Segment EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, noncontrolling interests in consolidated joint ventures, loss on sale of receivables, restructuring expense, and asset impairment charges. We use Segment EBITDA as the primary basis for the Chief Operating Decision Maker (“CODM”) to evaluate the performance of each of our reportable segments. Segment EBITDA margin is defined as Segment EBITDA divided by consolidated sales from continuing operations.
     The following table reflects Segment EBITDA and Segment EBITDA margins for the three months ended December 31, 2016 and 2015 (in millions).

	Segment EBITDA			Segment EBITDA Margins
	Three Months Ended December 31,			Three Months Ended December 31,
	2016	2015	Change	2016	2015	Change
Commercial Truck & Industrial	$42	$52	$(10)	7.8%	8.2%	(0.4) pts
Aftermarket & Trailer	22	20	2	12.0%	9.9%	2.1 pts
Segment EBITDA	$64	$72	$(8)	9.2%	8.9%	0.3 pts
     Significant items impacting year-over-year Segment EBITDA include the following (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA– Quarter ended December 31, 2015	$52	$20	$72
Impact of foreign currency exchange rates	2	1	3
Allocated asbestos related insurance recoveries, net of allocated asbestos related expense	3	1	4
Volume, mix, pricing and other	(15)	—	(15)
Segment EBITDA – Quarter ended December 31, 2016	$42	$22	$64

Commercial Truck & Industrial Segment EBITDA was $42 million in the first quarter of fiscal year 2017, down $10 million from the same period in the prior fiscal year. Segment EBITDA margin decreased to 7.8 percent compared to 8.2 percent in the same period in the prior fiscal year. The decrease in Segment EBITDA and Segment EBITDA margin was driven primarily by lower sales in North America, partially offset by material, labor and burden performance.

MERITOR, INC.

     Aftermarket & Trailer Segment EBITDA was $22 million for the first quarter of fiscal year 2017, up $2 million from the same period in the prior fiscal year. Segment EBITDA margin was 12.0 percent, up 2.1 percentage points from 9.9 percent in the first quarter of fiscal year 2016. The increase in Segment EBITDA and Segment EBITDA margin was primarily driven by material, labor and burden performance. In addition, the company incurred costs in the prior year’s first quarter associated with the launch of a new warehouse system.
Financial Condition
Cash Flows (in millions)

	Three Months Ended December 31,
	2016	2015
OPERATING CASH FLOWS
Income from continuing operations	$16	$29
Depreciation and amortization	17	15
Restructuring costs	—	1
Asset impairment charges	3	—
Equity in earnings of affiliates	(10)	(10)
Pension and retiree medical expense	4	5
Dividends received from equity method investments	5	8
Pension and retiree medical contributions	(10)	(13)
Restructuring payments	(3)	(2)
Increase in working capital	(40)	(66)
Changes in off-balance sheet accounts receivable factoring	39	48
Other, net	(36)	(22)
Cash flows used for continuing operations	(15)	(7)
Cash flows provided by discontinued operations	1	2
CASH USED FOR OPERATING ACTIVITIES	$(14)	$(5)
     Cash used for operating activities in the first three months of fiscal year 2017 was $14 million compared to $5 million in the same period of fiscal year 2016. The increase in cash used is due in part to $17 million received related to an insurance settlement in the first quarter of fiscal year 2016 for recoveries for defense and indemnity costs associated with Maremont asbestos liabilities that did not repeat in the first quarter of fiscal year 2017 (see Note 21 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).

	Three Months Ended December 31,
	2016	2015
INVESTING CASH FLOWS
Capital expenditures	$(17)	$(22)
Other investing activities	—	1
Net investing cash flows provided by discontinued operations	2	3
CASH USED FOR INVESTING ACTIVITIES	$(15)	$(18)
     Cash used for investing activities was $15 million in the first three months of fiscal year 2017 compared to $18 million in the same period in fiscal year 2016.

MERITOR, INC.

	Three Months Ended December 31,
	2016	2015
FINANCING CASH FLOWS
Repurchase of common stock	$—	$(43)
Other financing activities	(4)	1
CASH USED FOR FINANCING ACTIVITIES	$(4)	$(42)
     Cash used for financing activities was $4 million in the first three months of fiscal year 2017 compared to $42 million in the same period of fiscal year 2016. The decrease in cash used for financing activities is primarily related to the $43 million (including commission costs) cash used to repurchase 3.9 million shares of our common stock in the first quarter of fiscal year 2016.
Liquidity
Our outstanding debt, net of discounts and unamortized debt issuance costs where applicable, is summarized as follows (in millions).

	December 31,	September 30,
	2016	2016
Fixed-rate debt securities	$714	$713
Fixed-rate convertible notes	272	271
Unamortized discount on convertible notes	(13)	(14)
Other borrowings	21	26
Total debt	$994	$996
Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs, restructuring and product development programs. We expect fiscal year 2017 capital expenditures for our business segments to be approximately $90 million.
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

MERITOR, INC.

     Sources of liquidity as of December 31, 2016, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 12/31/16	Readily Available as of 12/31/16	Current Expiration
On-balance sheet arrangements:
Revolving credit facility (1)	$506	$—	$506	February 2019 (1)
Committed U.S. accounts receivable securitization (2)	100	—	62	December 2019
Total on-balance sheet arrangements	$606	$—	$568
Off-balance sheet arrangements: (2)
Swedish Factoring Facility (3)	$163	$166	$—	March 2017
U.S. Factoring Facility	84	34	—	February 2019
U.K. Factoring Facility	26	9	—	February 2018
Italy Factoring Facility	31	26	—	June 2017
Other uncommitted factoring facilities	21	13	—	Various
Letter of credit facility	25	23	2	March 2019
Total off-balance sheet arrangements	350	271	2
Total available sources	$956	$271	$570
(1)The availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant and a reduction to $498 million in April 2017 as discussed under Revolving Credit Facility below.
(2)Availability subject to adequate eligible accounts receivable available for sale.
(3)Actual amounts may exceed bank's commitment at bank's discretion.
Cash and Liquidity Needs – Our cash and liquidity needs have been affected by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At December 31, 2016, we had $125 million in cash and cash equivalents.
At December 31, 2016, we had approximately $16 million of our cash and cash equivalents held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. It is our intent to reinvest those cash balances in our foreign operations and we will continue to meet our liquidity needs in the U.S. through ongoing cash flows from operations in the U.S., external borrowings or both.
Our availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant, as defined in the credit agreement, which may limit our borrowings under such agreement as of each quarter end. As long as we are in compliance with those covenants as of the quarter end, we have full availability (up to the amount of collateral under the collateral test) under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At December 31, 2016, we were in compliance with all covenants under our credit agreement.
Common Stock Repurchase Authorization – On July 21, 2016, our Board of Directors authorized the repurchase of up to $100 million of our common stock from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and our debt covenants. No repurchases had been made under this authorization as of December 31, 2016.

Debt Repurchase Authorization - On July 21, 2016, our Board of Directors authorized the repurchase of up to $150 million aggregate principal amount of any of our debt securities (including convertible debt securities) from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and our debt covenants. No repurchases had been made under this authorization as of December 31, 2016.

MERITOR, INC.

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
Repurchase of 2026 Notes - In fiscal year 2015, we repurchased $110 million principal amount at maturity of our 7.875 percent convertible notes due 2026, of which $85 million were repurchased at a premium equal to approximately 64 percent of their principal amount in the third quarter of fiscal year 2015, and $25 million were repurchased at a premium equal to approximately 58 percent of their principal amount in the fourth quarter of fiscal year 2015. The premium paid over par reflected the market price of these notes, which included the embedded option value of the security. Since the conversion option with a conversion price of $12 per share was in the money at the time of repurchase, this drove a significant premium. These repurchases were accounted for as extinguishments of debt, and accordingly, we recognized a net loss on debt extinguishment of $24 million in fiscal year

MERITOR, INC.

2015. The net loss on debt extinguishment was included in the consolidated statement of operations in interest expense, net. The repurchases were made under our 2026 convertible notes repurchase authorization.
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
Revolving Credit Facility – On June 2, 2016, we entered into a third amendment of our senior secured revolving credit facility. The amendment increased the 2019 revolving loan commitment to $466 million, permitted us to execute certain internal restructuring plans, including the release of certain guarantors when required by such plans, and reset covenant basket amounts. Pricing and maturity dates remain unchanged. Subsequent to the amendment, certain lenders converted their $32 million of 2017 revolving loan commitments to 2019 revolving loan commitments and are now subject to the terms of 2019 lenders. Pursuant to the revolving credit agreement, the company now has a $506 million revolving credit facility, $8 million of which matures in April 2017 for banks not electing to extend their commitments under the revolving credit facility, and $498 million of which matures in February 2019.
 The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement. At December 31, 2016, we were in compliance with all covenants under the revolving credit facility with a ratio of approximately 0.16x for the priority debt-to-EBITDA ratio covenant.
     The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At December 31, 2016, the revolving credit facility was collateralized by approximately $677 million of our assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and our investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating. At December 31, 2016, the margin over LIBOR rate was 325 basis points, and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 225 basis points.
Certain of our subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under our indentures (see Note 24 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).
No borrowings were outstanding under the revolving credit facility at December 31, 2016 and September 30, 2016. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At December 31, 2016 and September 30, 2016, there were no letters of credit outstanding under the revolving credit facility.

MERITOR, INC.

U.S. Securitization Program – We have a $100 million U.S. accounts receivables securitization facility. On December 5, 2016, the company entered into an amendment which extends the facility expiration date to December 5, 2019. The maximum permitted priority-debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the condensed consolidated balance sheet. At December 31, 2016 and September 30, 2016, no amounts, including letters of credit, were outstanding under this program. This securitization program contains a cross default to our revolving credit facility. At December 31, 2016, we were in compliance with all covenants under our credit agreement (see Note 18 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash received from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
Capital Leases – On March 20, 2012, we entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, we can request financing from Wells Fargo Equipment Finance ("Wells Fargo") for progress payments for equipment under construction, not to exceed $10 million at any time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, we can also enter into lease arrangements with Wells Fargo for completed equipment. The lease term is 60 months, and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. We had $5 million and $7 million outstanding under this capital lease arrangement as of December 31, 2016 and September 30, 2016, respectively. In addition, we had another $10 million and $9 million outstanding through other capital lease arrangements at December 31, 2016 and September 30, 2016, respectively.
Export financing arrangements – Certain of our current export financing arrangements were entered into through our Brazilian subsidiary pursuant to an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs. The arrangements bear interest at 5.5 percent and have maturity dates in 2017. There were $6 million and $9 million outstanding under these arrangements at December 31, 2016 and September 30, 2016, respectively.
Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under our revolving credit facility if the defaulted amount exceeds $35 million per bank. As of December 31, 2016 and September 30, 2016, we had $8 million and $10 million, respectively, outstanding under this program at more than one bank.
Credit Ratings – At December 31, 2016, our Standard & Poor’s corporate credit rating, senior secured credit rating, and senior unsecured credit rating were B+, BB and B, respectively. Our Moody’s Investors Service corporate credit rating, senior secured credit rating, and senior unsecured credit rating were B1, Ba1 and B2, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
Off-Balance Sheet Arrangements
     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with a total amount utilized at December 31, 2016 of $248 million, of which $200 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $48 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.
The Swedish facility is backed by a 364-day liquidity commitment from Nordea Bank which was renewed through December 18, 2017. Commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in case of the U.K. and Italy commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).

MERITOR, INC.

     Letter of Credit Facilities – On February 21, 2014, we amended and restated our letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, we had the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million through December 19, 2015. From December 20, 2015 through March 19, 2019, the aggregate availability is $25 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. We had $23 million of letters of credit outstanding under this facility at December 31, 2016 and September 30, 2016. In addition, we had another $5 million of letters of credit outstanding through other letter of credit facilities at December 31, 2016 and September 30, 2016.
Contingencies
Contingencies related to environmental, asbestos and other matters are discussed in Note 21 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
Critical Accounting Policies
Our significant accounting policies are consistent with those described in Note 2 to our consolidated financial statements in Item 8 of our 2016 Form 10-K. Our critical accounting estimates are consistent with those described in Item 7 of our 2016 Form 10-K.
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
We use foreign currency forward contracts to minimize the earnings exposures arising from foreign currency exchange risk on foreign currency purchases and sales. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under this cash flow hedging program, we designate the foreign currency contracts (the “contracts”) as cash flow hedges of underlying foreign currency forecasted purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss (“AOCL”) in the statement of shareholder's equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 12 months.
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
From time to time, we hedge against foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies. In the first quarter of fiscal year 2015, due to the volatility of the Brazilian real as compared to the U.S. dollar, we entered into a series of foreign currency option contracts that did not qualify for hedge accounting but were expected to mitigate foreign currency translation exposure of Brazilian real earnings to U.S. dollars. In the second quarter of fiscal year 2015, we monetized these outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2015. In the third and fourth quarters of fiscal year 2015, we monetized these outstanding foreign currency option contracts. As of December 31, 2016 and September 30, 2016, there were no Brazilian real foreign currency option contracts outstanding.
In the fourth quarter of fiscal year 2015 and first quarter of fiscal year 2016, due to the risk of volatility of the Swedish krona and euro as compared to the U.S. dollar, we entered into a series of foreign currency option contracts that do not qualify for hedge accounting but were expected to mitigate foreign currency translation exposure of Swedish krona and euro earnings to U.S. dollars.

MERITOR, INC.

As of December 31, 2016 and September 30, 2016, there were no Swedish krona or euro foreign currency option contracts outstanding.
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

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase (Decrease) in
Foreign Currency Sensitivity:
Forward contracts in USD (1)	$2.3	$(2.3)	Fair Value
Forward contracts in Euro (1)	(5.2)	5.2	Fair Value
Foreign currency denominated debt (2)	1.4	(1.4)	Fair Value
Foreign currency option contracts in USD	(0.7)	2.6	Fair Value
Foreign currency option contracts in Euro	(1.7)	5.1	Fair Value

	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase (Decrease) in
Interest Rate Sensitivity:
Debt - fixed rate (3)	$(30.0)	$31.2	Fair Value
Debt – variable rate	—	—	Cash flow
Interest rate swaps	—	—	Fair Value

(1)
Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)
At December 31, 2016, the fair value of outstanding foreign currency denominated debt was $15 million. A 10% decrease in quoted currency exchange rates would result in a decrease of $1 million in foreign currency denominated debt. At December 31, 2016, a 10% increase in quoted currency exchange rates would result in an increase of $1 million in foreign currency denominated debt.

(3)
At December 31, 2016, the fair value of outstanding debt was $1,081 million. A 50 basis points decrease in quoted interest rates would result in an increase of $31 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in a decrease of $30 million in the fair value of fixed rate debt.

MERITOR, INC.

Item 4. Controls and Procedures
Evaluation of Internal Controls over Financial Reporting
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal controls and procedures as of December 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls and procedures were not effective as of December 31, 2016 as a result of material weaknesses that exist in our internal control over financial reporting (ICFR) as previously described in our Annual Report on Form 10-K for the year ended September 30, 2016, as amended.
Previously Identified Material Weakness
As of September 30, 2016, our management concluded that our internal control over financial reporting was not effective due to material weaknesses identified with respect to the design and operating effectiveness of our controls over the assessment of uncertain tax positions (UTPs) and our deferred tax asset valuation allowance in accordance with ASC 740, Income Taxes. These material weaknesses allowed errors to occur that were not detected in a timely manner therefore requiring a correction of certain disclosures in the Income Taxes footnote in our consolidated financial statements for fiscal years 2015 and 2014. The material weaknesses had no impact on our financial position, results of operations or cash flows as of and for the years ended September 30, 2015 and 2014.
Management’s Remediation Plan
The principal factors contributing to the material weaknesses were the design and operating effectiveness over the assessment of UTPs and the deferred tax asset valuation allowance. With the oversight of senior management and the audit committee, we are in the process of implementing procedures to remediate the underlying cause of the material weaknesses and further strengthen the overall controls surrounding our accounting for income taxes. The following plans are being implemented:
Process Level Control Remediation: The company has begun improving the precision of existing controls or implementing new preventive and detective controls associated with the tax accounting of UTPs and deferred tax asset valuation allowance. Such controls include:

•	ensuring completeness and accuracy of the global list of UTPs

•	enhanced communication through formal periodic meetings attended by accounting, tax, finance, business and strategy leaders

•	updates to control design to incorporate detailed steps related to the preparation, detailed review, and overriding review of UTPs and income tax calculations, including inputs and assumptions

Enhanced Tax and Accounting Policies and Procedures: The company intends to review and update its tax policies and procedures. Trainings will be developed to ensure full understanding and compliance with the policies and procedures.
We believe the aforementioned plans will remediate the control deficiencies. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine that additional measures are required to address the control deficiencies.
We are committed to maintaining a strong internal control environment and believe that these remediation actions will represent improvements in our ICFR when they are fully implemented. Certain remediation steps, however, have not been implemented or have not had sufficient time to be fully integrated in the operations of our ICFR. As a result, the identified material weakness will not be considered remediated until controls have been designed and/or controls are in operation for a sufficient period of time for our management to conclude that the control environment is operating effectively.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MERITOR, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth in Note 21 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as amended.
Item 1A. Risk Factors
There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as amended.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases
     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. There were no shares withheld in the first quarter of fiscal 2017 to satisfy tax obligations for exercise of options. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the first quarter of fiscal 2017 to satisfy tax obligations upon the vesting of restricted shares. The company does not believe such purchases or transactions described above are issuer repurchases for the purposes of this Item 2 of Part II of this Quarterly Report on Form 10-Q and there were no other share repurchases during the first quarter of fiscal year 2017.

MERITOR, INC.

Item 5. Other Information
Cautionary Statement
This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to reliance on major OEM customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to manage demand expectations in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on our European operations, or financing arrangements related thereto following the United Kingdom's decision to exit the European Union or, in the event one or more other countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, restrictive government actions regarding trade, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); risks related to our joint ventures; rising costs of pension and other postemployment benefits; the ability to achieve the expected benefits of strategic initiatives and restructuring actions; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development and launch of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental, asbestos-related, or other matters; possible changes in accounting rules; ineffective internal controls; and other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of our Annual Report on Form 10-K for the year ended September 30, 2016, as amended: Item 1. Business, “Customers; Sales and Marketing”; “Competition”; “Raw Materials and Supplies”; “Employees”; “Environmental Matters”; “International Operations”; and “Seasonality; Cyclicality”; Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

MERITOR, INC.

Item 6. Exhibits

3-a
Amended and Restated Articles of Incorporation of Meritor, filed as Exhibit 3-a to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 27, 2015, is incorporated herein by reference.

3-b	Amended and Restated By-laws of Meritor, filed as Exhibit 3-b to Meritor’s Annual Report on Form 10-K for the fiscal year ended October 2, 2016, is incorporated herein by reference.
10-a**	Extension Letter dated December 6, 2016 from Meritor HVS AB to Viking Asset Purchaser No. 7 IC and Citicorp Trustee Company Limited.
10-b**	Extension Letter dated January 17, 2017 from Meritor HVS AB to Viking Asset Purchaser No. 7 IC and Citicorp Trustee Company Limited.
10-c**
Sixth Amendment to the Receivables Purchase Agreement dated as of December 5, 2016, by and among ArvinMeritor Receivables Corporation, as Seller, Meritor, Inc., as Initial Servicer, and PNC Bank, National Association, as a Related Committed Purchaser, as an LC Participant, as a Purchaser Agent, as LC Bank and as Administrator.

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

MERITOR, INC.

Date:	February 2, 2017	By:	/s/	April Miller Boise
April Miller Boise
Senior Vice President, General Counsel and Corporate Secretary
(For the registrant)

Date:	February 2, 2017	By:	/s/	Paul D. Bialy
Paul D. Bialy
Vice President, Controller and Principal Accounting Officer

Date:	February 2, 2017	By:	/s/	Kevin A. Nowlan
Kevin A. Nowlan
Senior Vice President and Chief Financial Officer