Form 10-Q
period 2017-04-02
MERITOR INC
filed 2017-05-04
CIK 1113256

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 2, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company
Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
88,570,671 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on May 2, 2017.

MERITOR, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(Unaudited)
Sales	$806	$821	$1,505	$1,630
Cost of sales	(685)	(700)	(1,295)	(1,405)
GROSS MARGIN	121	121	210	225
Selling, general and administrative	(66)	(60)	(119)	(116)
Restructuring costs	(4)	(2)	(4)	(3)
Other operating expense, net	(2)	(3)	(5)	(3)
OPERATING INCOME	49	56	82	103
Other expense, net	—	(2)	—	(1)
Equity in earnings of affiliates	8	7	18	17
Interest expense, net	(21)	(21)	(42)	(43)
INCOME BEFORE INCOME TAXES	36	40	58	76
Provision for income taxes	(13)	(7)	(19)	(14)
INCOME FROM CONTINUING OPERATIONS	23	33	39	62
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(1)	—	(3)
NET INCOME	23	32	39	59
Less: Net income attributable to noncontrolling interests	(1)	—	(2)	(1)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$22	$32	$37	$58
NET INCOME ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$22	$33	$37	$61
Loss from discontinued operations	—	(1)	—	(3)
Net income	$22	$32	$37	$58
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.25	$0.36	$0.42	$0.66
Discontinued operations	—	(0.01)	—	(0.03)
Basic earnings per share	$0.25	$0.35	$0.42	$0.63
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.24	$0.36	$0.41	$0.65
Discontinued operations	—	(0.01)	—	(0.03)
Diluted earnings per share	$0.24	$0.35	$0.41	$0.62

Basic average common shares outstanding	88.2	91.3	87.7	91.9
Diluted average common shares outstanding	92.0	92.5	90.2	93.5

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(Unaudited)
Net income	$23	$32	$39	$59
Other comprehensive income (loss):
Foreign currency translation adjustments:
Attributable to Meritor, Inc.	19	10	(9)	4
Attributable to noncontrolling interest	1	—	(1)	—
Pension and other postretirement benefit related adjustments	11	9	22	18
Unrealized gain (loss) on investments and foreign exchange contracts	1	(1)	2	2
Other comprehensive income, net of tax	32	18	14	24
Total comprehensive income	55	50	53	83
Less: Comprehensive income attributable to noncontrolling interest	(2)	—	(1)	(1)
Comprehensive income attributable to Meritor, Inc.	$53	$50	$52	$82

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2017	September 30, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (1)	$138	$160
Receivables, trade and other, net (1)	442	396
Inventories (1)	338	316
Other current assets	42	33
TOTAL CURRENT ASSETS	960	905
NET PROPERTY (1)	430	439
GOODWILL (1)	385	390
OTHER ASSETS	761	760
TOTAL ASSETS	$2,536	$2,494
LIABILITIES, MEZZANINE EQUITY AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$132	$14
Accounts and notes payable (1)	528	475
Other current liabilities	245	268
TOTAL CURRENT LIABILITIES	905	757
LONG-TERM DEBT	857	982
RETIREMENT BENEFITS	680	703
OTHER LIABILITIES	219	238
TOTAL LIABILITIES	2,661	2,680
COMMITMENTS AND CONTINGENCIES (See Note 21)
MEZZANINE EQUITY:
Convertible debt with cash settlement	13	—
EQUITY (DEFICIT):
Common stock (March 31, 2017 and September 30, 2016, 101.3 and 99.6 shares issued and 88.5 and 86.8 shares outstanding, respectively)	101	99
Additional paid-in capital	870	876
Accumulated deficit	(204)	(241)
Treasury stock, at cost (at both March 31, 2017 and September 30, 2016, 12.8 shares)	(136)	(136)
Accumulated other comprehensive loss	(794)	(809)
Total deficit attributable to Meritor, Inc.	(163)	(211)
Noncontrolling interests (1)	25	25
TOTAL DEFICIT	(138)	(186)
TOTAL LIABILITIES, MEZZANINE EQUITY AND DEFICIT	$2,536	$2,494
(1) As of March 31, 2017, Assets and Liabilities held for sale were: (i) $1 million Cash and cash equivalents; (ii) $8 million Receivables, trade and other, net; (iii) $1 million Inventories; (iv) $1 million Goodwill; (v) $6 million Accounts and notes payable; and (vi) $2 million Noncontrolling interests. As of September 30, 2016, Assets and Liabilities held for sale were: (i) $1 million Cash and cash equivalents; (ii) $8 million Receivables, trade and other, net; (iii) $1 million Inventories; (iv) $3 million Net property; (v) $5 million Accounts and notes payable; and (vi) $3 million Noncontrolling interests.
See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Six Months Ended March 31,
	2017	2016
	(Unaudited)
OPERATING ACTIVITIES
CASH PROVIDED BY OPERATING ACTIVITIES (See Note 10)	$30	$39
INVESTING ACTIVITIES
Capital expenditures	(40)	(47)
Other investing activities	—	3
Net investing cash flows provided by discontinued operations	2	4
CASH USED FOR INVESTING ACTIVITIES	(38)	(40)
FINANCING ACTIVITIES
Repayment of notes	—	(55)
Debt issuance costs	(4)	—
Other financing activities	(11)	(2)
Net change in debt	(15)	(57)
Repurchase of common stock	—	(43)
CASH USED FOR FINANCING ACTIVITIES	(15)	(100)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1	2
CHANGE IN CASH AND CASH EQUIVALENTS	(22)	(99)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	160	193
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$138	$94

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning balance at September 30, 2016	$99	$876	$(241)	$(136)	$(809)	$(211)	$25	$(186)
Comprehensive income	—	—	37	—	15	52	1	53
Equity based compensation expense	—	7	—	—	—	7	—	7
Vesting of equity based awards	2	(2)	—	—	—	—	—	—
Stock option exercises	—	2	—	—	—	2	—	2
Convertible debt with cash settlement	—	(13)	—	—	—	(13)	—	(13)
Noncontrolling interest dividend	—	—	—	—	—	—	(1)	(1)
Ending Balance at March 31, 2017	$101	$870	$(204)	$(136)	$(794)	$(163)	$25	$(138)

Beginning balance at September 30, 2015	$99	$865	$(814)	$(55)	$(766)	$(671)	$25	$(646)
Comprehensive income	—	—	58	—	24	82	1	83
Equity based compensation expense	—	6	—	—	—	6	—	6
Repurchase of common stock	—	—	—	(43)	—	(43)	—	(43)
Noncontrolling interest dividends	—	—	—	—	—	—	(1)	(1)
Ending Balance at March 31, 2016	$99	$871	$(756)	$(98)	$(742)	$(626)	$25	$(601)

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
In the opinion of the company, the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as amended. The condensed consolidated balance sheet data as of September 30, 2016 was derived from audited financial statements but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended March 31, 2017 are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30, and its fiscal quarters generally end on the Sundays nearest December 31, March 31, and June 30. The second quarter of fiscal years 2017 and 2016 ended on April 2, 2017 and April 3, 2016, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and March 31 are used consistently throughout this report to represent the fiscal year end and second fiscal quarter end, respectively.
2. Earnings per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted shares, restricted share units, performance share unit awards, and convertible securities, if applicable.
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Basic average common shares outstanding	88.2	91.3	87.7	91.9
Impact of restricted shares, restricted share units and performance share units	1.1	1.2	1.2	1.6
Impact of convertible notes	2.7	—	1.3	—
Diluted average common shares outstanding	92.0	92.5	90.2	93.5

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
The actual number of performance share units that will vest depends upon the company’s performance relative to the established M2019 goals for the three-year performance period of October 1, 2016 to September 30, 2019, measured at the end of the

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

performance period. The number of performance share units will depend on meeting the established M2019 goals at the following weights: 50% associated with achieving an Adjusted diluted earnings per share from continuing operations target, 25% associated with achieving revenue growth above market, and 25% associated with achieving a Net debt to Adjusted EBITDA target. The number of performance share units that vest will be between 0% and 200% of the grant date amount of 0.6 million performance share units.
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
The actual number of performance share units that vested on December 1, 2016 depended upon the company’s performance relative to the established M2016 goals for the three-year performance period of October 1, 2013 to September 30, 2016, which was measured after the end of the performance period. The company's performance resulted in the vesting of the performance share units at 112% of the grant date amounts. There were 0.2 million and 0.6 million shares related to these performance share units included in the diluted earnings per share calculation for the three and six months ended March 31, 2017, respectively, as certain payout thresholds were achieved relative to the established M2016 goals. There were 1.1 million and 1.0 million shares related to these performance share units included in the diluted earnings per share calculation for the three and six months ended March 31, 2016, respectively, as certain payout thresholds were achieved relative to the established M2016 goals.
For the three months ended March 31, 2017, the dilutive impact of previously issued restricted shares, restricted share units, and performance share units was 1.1 million shares, compared to 1.2 million shares for the same period in the prior fiscal year. For the six months ended March 31, 2017, the dilutive impact of previously issued restricted shares, restricted share units, and performance share units was 1.2 million shares, compared to 1.6 million shares for the same period in the prior fiscal year. For the three and six months ended March 31, 2017, compensation cost related to restricted shares, restricted share units, performance

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

share units and stock options was $4 million and $7 million, respectively. For the three and six months ended March 31, 2016, compensation cost related to restricted shares, restricted share units, performance share units and stock options was $3 million and $6 million respectively.
For each of the three and six months ended March 31, 2016, options to purchase 0.7 million and 0.3 million shares of common stock, respectively, were excluded in the computation of diluted earnings per share because their exercise price exceeded the average market price for the periods and thus their inclusion would be anti-dilutive.
For the three and six months ended March 31, 2017, 2.7 million and 1.3 million shares, respectively, were included in the computation of diluted earnings per share, as the company's average stock price during this period exceeded the conversion price for the 7.875 percent convertible notes due 2026. For the three and six months ended March 31, 2016, the company’s 7.875 percent convertible notes due 2026 were excluded from the computation of diluted earnings per share, as the company’s average stock price during this period was less than the conversion price for the notes.
3. New Accounting Standards
Accounting standards to be implemented
In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 affects entities who own investments in callable debt securities and aligns the amortization period of premiums on callable debt securities to expectations incorporated in market pricing on the underlying securities. This standard is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effective adjustment directly to retained earnings at the beginning of the adoption period. The company does not expect a material impact on its consolidated financial statements from adoption of this guidance.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance requires entities to only include the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit, are to be included in a separate line item(s) outside of any sub-total of operating income. ASU 2017-07 also provides guidance that only the service cost component of net benefit cost is eligible for capitalization. This standard is effective for public business entities for interim and annual periods beginning after December 15, 2017. The revisions in this amendment are to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 provides guidance which defines an “in substance nonfinancial asset”; unifies guidance related to partial sales of nonfinancial assets; eliminates rules specifically addressing sales of real estate; removes exceptions to the financial asset derecognition model; and clarifies the accounting for contributions of nonfinancial assets to joint ventures. The effective date and the transition requirements for the amendments in ASU 2017-05 are the same as the effective date and transition requirements in Topic 606, described below. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminates the need to determine the fair value of individual assets and liabilities of a reporting unit to measure a goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers in 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The new guidance is not expected to have a material impact on the company's consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU was issued to remove the prohibition in FASB ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The amendments in this update are effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted; however, the guidance can only be adopted in the first interim period of a fiscal year. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

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
Accounting standards implemented during fiscal year 2017
In January 2017, the FASB issued ASU 2017-03 which amended Accounting Changes and Error Corrections (Topic 250) to state that registrants should consider additional qualitative disclosures if the impact of an issued but not yet adopted ASU is unknown or cannot be reasonably estimated and to include a description of the effect of the accounting policies that the registrant expects to apply, if determined. Transition guidance included in certain issued but not yet adopted ASUs was also updated to reflect this amendment.

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Discontinued Operations
Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Sales	$—	$—	$—	$—

Loss before income taxes	$—	$(1)	$—	$(4)
Benefit from income taxes	—	—	—	1
Loss from discontinued operations attributable to Meritor, Inc.	$—	$(1)	$—	$(3)
Loss from discontinued operations attributable to the company for the three and six months ended March 31, 2016 was primarily related to changes in estimates related to legal costs incurred in connection with a previously divested business.
Total discontinued operations assets as of March 31, 2017 and September 30, 2016 were $2 million and $1 million, respectively, and total discontinued operations liabilities as of March 31, 2017 and September 30, 2016 were $5 million and $6 million, respectively.
5. Assets and Liabilities Held for Sale
During the first quarter of 2017, management approved a plan to sell a business within the Commercial Truck & Industrial reporting segment. The company expects to sell the business within one year from management's approval of the plan. The business and its associated assets and liabilities met the criteria for presentation as held for sale as of December 31, 2016 and March 31, 2017.
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
A summary of the changes in the carrying value of goodwill by the company’s two reportable segments are presented below (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Total
Goodwill	$245	$160	$405
Accumulated impairment losses	(15)	—	(15)
Beginning balance at September 30, 2016	230	160	390
Foreign currency translation	(3)	(2)	(5)
Balance at March 31, 2017	$227	$158	$385

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Restructuring Costs
Restructuring reserves, primarily related to unpaid employee termination benefits, were $12 million at March 31, 2017 and $16 million at September 30, 2016. The changes in restructuring reserves for the six months ended March 31, 2017 and 2016 are as follows (in millions):

	Employee Termination Benefits	Plant Shutdown & Other	Total
Beginning balance at September 30, 2016	$15	$1	$16
Activity during the period:
Charges to continuing operations	4	—	4
Cash payments – continuing operations	(7)	—	(7)
Other	(1)	—	(1)
Total restructuring reserves at March 31, 2017	11	1	12
Less: non-current restructuring reserves	(1)	—	(1)
Restructuring reserves – current, at March 31, 2017	$10	$1	$11

Balance at September 30, 2015	$10	$—	$10
Activity during the period:
Charges to continuing operations	2	1	3
Cash payments – continuing operations	(4)	—	(4)
Total restructuring reserves at March 31, 2016	8	1	9
Less: non-current restructuring reserves	(3)	—	(3)
Restructuring reserves – current, at March 31, 2016	$5	$1	$6

Restructuring Costs: During the first six months of fiscal year 2017, the company recorded restructuring costs of $4 million primarily associated with a labor reduction program in the European aftermarket business and the North America Commercial Truck & Industrial segment. During the first six months of fiscal year 2016, the company recorded restructuring costs of $3 million primarily associated with a labor reduction program in China in the Commercial Truck & Industrial and Aftermarket and Trailer segments.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

For the three months ended March 31, 2017, the company had approximately $2 million of net pre-tax loss compared to $17 million of net pre-tax income in the same period in fiscal year 2016 in tax jurisdictions in which tax expense (benefit) is not recorded.

For the six months ended March 31, 2017, the company had approximately $3 million of net pre-tax loss compared to $28 million of net pre-tax income in the same period in fiscal year 2016 in tax jurisdictions in which tax expense (benefit) is not recorded.
9. Accounts Receivable Factoring and Securitization
Off-balance sheet arrangements
Swedish Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo through one of its European subsidiaries. On March 22, 2017, Meritor entered into a new Receivables Purchase Agreement with Nordea Bank, replacing a similar agreement which was due to expire March 31, 2017. Under this new arrangement, which expires in March 2020, the company can sell up to, at any point in time, €155 million ($166 million) of eligible trade receivables. The amount of eligible receivables sold may exceed Nordea Bank's commitment at Nordea Bank's discretion. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €145 million ($155 million) and €121 million ($135 million) of this accounts receivable factoring facility as of March 31, 2017 and September 30, 2016, respectively.
The above facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through December 18, 2017. The commitment is subject to standard terms and conditions for this type of arrangement.
U.S. Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo and its U.S. subsidiaries through one of its U.S. subsidiaries. Under this arrangement with Nordea Bank, which expires in February 2019, the company can sell up to, at any point in time, €80 million ($85 million) of eligible trade receivables. The amount of eligible receivables sold may exceed Nordea Bank’s commitment at Nordea Bank’s discretion. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €31 million ($33 million) and €39 million ($44 million) of this accounts receivable factoring facility as of March 31, 2017 and September 30, 2016, respectively.
United Kingdom Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. Under this arrangement with Nordea Bank, which expires in February 2018, the company can sell up to, at any point in time, €25 million ($27 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €7 million ($7 million) and €6 million ($6 million) of this accounts receivable factoring facility as of March 31, 2017 and September 30, 2016, respectively. The agreement is subject to standard terms and conditions for these types of arrangements, including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Italy Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement with Nordea Bank, which expires in June 2017, the company can sell up to, at any point in time, €30 million ($32 million) of eligible trade receivables. The company is working to extend this agreement before its maturity date. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €26 million ($27 million) and €22 million ($24 million) of this accounts receivable factoring facility as of March 31, 2017 and September 30, 2016, respectively. The agreement is subject to standard terms and conditions for these types of arrangements, including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
In addition to the above facilities, a number of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the condensed consolidated balance sheet. The amount of factored receivables excluded from accounts receivable under these arrangements was $12 million and $10 million at March 31, 2017 and September 30, 2016, respectively.
Total costs associated with all of the off-balance sheet arrangements described above were $1 million and $2 million in the three months ended March 31, 2017 and 2016, respectively, and $2 million and $4 million in the six months ended March 31, 2017 and 2016, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
On-balance sheet arrangements
The company has a $100 million U.S. accounts receivables securitization facility, which expires December 2019. The maximum permitted priority-debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (“ARC”), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company’s U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the condensed consolidated balance sheet. At March 31, 2017 and September 30, 2016, no amounts, including letters of credit, were outstanding under this program. This securitization program contains a cross default to the revolving credit facility. At certain times during any given month, the company may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, the company would then typically utilize the cash received from customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, the company may borrow under this program amounts exceeding the amounts shown as outstanding at fiscal quarter ends.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Operating Cash Flow
The reconciliation of net income to cash flows provided by operating activities is as follows (in millions):

	Six Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$39	$59
Less: Loss from discontinued operations, net of tax	—	(3)
Income from continuing operations	39	62
Adjustments to income from continuing operations to arrive at cash provided by operating activities:
Depreciation and amortization	37	31
Restructuring costs	4	3
Asset impairment charges	3	—
Gain on sale of property	—	(2)
Equity in earnings of affiliates	(18)	(17)
Pension and retiree medical expense	7	10
Other adjustments to income from continuing operations	20	4
Dividends received from equity method investments	13	19
Pension and retiree medical contributions	(19)	(22)
Restructuring payments	(7)	(4)
Changes in off-balance sheet accounts receivable factoring	19	(51)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations	(68)	7
Operating cash flows provided by continuing operations	30	40
Operating cash flows used for discontinued operations	—	(1)
CASH PROVIDED BY OPERATING ACTIVITIES	$30	$39
11. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	March 31, 2017	September 30, 2016
Finished goods	$130	$125
Work in process	30	26
Raw materials, parts and supplies	178	165
Total	$338	$316
12. Other Current Assets
     Other current assets are summarized as follows (in millions):

	March 31, 2017	September 30, 2016
Asbestos-related recoveries (see Note 21)	$10	$10
Prepaid and other	32	23
Other current assets	$42	$33

Index

13. Net Property
     Net property is summarized as follows (in millions):

	March 31, 2017	September 30, 2016
Property at cost:
Land and land improvements	$29	$30
Buildings	230	231
Machinery and equipment	846	839
Company-owned tooling	118	113
Construction in progress	43	56
Total	1,266	1,269
Less: accumulated depreciation	(836)	(830)
Net property	$430	$439
14. Other Assets
     Other assets are summarized as follows (in millions):

	March 31, 2017	September 30, 2016
Investments in non-consolidated joint ventures	$106	$100
Asbestos-related recoveries (see Note 21)	46	49
Unamortized revolver debt issuance costs	9	7
Capitalized software costs, net	28	29
Non-current deferred income tax assets, net	401	413
Assets for uncertain tax positions	36	35
Prepaid pension costs	129	123
Other	6	4
Other assets	$761	$760
In accordance with FASB ASC Topic 350-40, costs relating to internally developed or purchased software in the preliminary project stage and the post-implementation stage are expensed as incurred. Costs in the application development stage that meet the criteria for capitalization are capitalized and amortized using the straight-line basis over the estimated economic useful life of the software.
The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At March 31, 2017 and September 30, 2016, the company’s investment in the joint venture was $48 million and $45 million, respectively.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Sales	$71	$83	$143	$168
Gross margin	$18	$21	$38	$43
Income from continuing operations	$11	$13	$23	$29
Net income	$11	$13	$23	$29
16. Other Current Liabilities
     Other current liabilities are summarized as follows (in millions):

	March 31, 2017	September 30, 2016
Compensation and benefits	$95	$115
Income taxes	3	8
Taxes other than income taxes	21	21
Accrued interest	14	14
Product warranties	16	18
Environmental reserves (see Note 21)	7	7
Restructuring (see Note 7)	11	14
Asbestos-related liabilities (see Note 21)	18	18
Indemnity obligations (see Note 21)	2	2
Other	58	51
Other current liabilities	$245	$268
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
A summary of the changes in product warranties is as follows (in millions):

	Six Months Ended March 31,
	2017	2016
Total product warranties – beginning of period	$44	$48
Accruals for product warranties	6	7
Payments	(7)	(9)
Change in estimates and other	(3)	1
Total product warranties – end of period	40	47
Less: Non-current product warranties	(24)	(28)
Product warranties – current	$16	$19

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. Other Liabilities
Other liabilities are summarized as follows (in millions):

	March 31, 2017	September 30, 2016
Asbestos-related liabilities (see Note 21)	$125	$136
Restructuring (see Note 7)	1	2
Non-current deferred income tax liabilities	13	12
Liabilities for uncertain tax positions	14	16
Product warranties (see Note 16)	24	26
Environmental (see Note 21)	5	6
Indemnity obligations (see Note 21)	11	11
Other	26	29
Other liabilities	$219	$238
18. Long-Term Debt
     Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	March 31, 2017	September 30, 2016
4.0 percent convertible notes due 2027(1)(3)	$142	$142
7.875 percent convertible notes due 2026(1)(4)	130	129
6.75 percent notes due 2021(2)(5)	271	271
6.25 percent notes due 2024(2)(6)	443	442
Capital lease obligation	14	16
Export financing arrangements and other	—	10
Unamortized discount on convertible notes (7)	(11)	(14)
Subtotal	989	996
Less: current maturities	(132)	(14)
Long-term debt	$857	$982
(1) The 4.0 percent convertible notes due 2027 and 7.875 percent convertible notes due 2026 contain a put and call feature, which allows for earlier redemption beginning in 2019 and 2020, respectively.
(2) The 6.75 percent notes and 6.25 percent notes contain a call option, which allows for early redemption.
(3) The 4.0 percent convertible notes due 2027 are presented net of $1 million unamortized issuance costs as of March 31, 2017 and September 30, 2016.
(4) The 7.875 percent convertible notes due 2026 are presented net of $2 million unamortized issuance costs as of March 31, 2017 and September 30, 2016, and $8 million and $9 million original issuance discount as of March 31, 2017 and September 30, 2016, respectively.
(5) The 6.75 percent notes due 2021 are presented net of $4 million unamortized issuance costs as of March 31, 2017 and September 30, 2016.
(6) The 6.25 percent notes due 2024 are presented net of $7 million and $8 million unamortized issuance costs as of March 31, 2017 and September 30, 2016, respectively.
(7) The carrying amount of the equity component related to convertible debt.

Convertible Notes Due 2026
The 7.875 percent convertible notes due 2026 (the “2026 Notes”) were classified as current as of March 31, 2017 and noncurrent as of September 30, 2016 as the holders of the company's 2026 Notes are entitled to convert all or a portion of their 2026 Notes at any time beginning April 1, 2017 and prior to the close of business on June 30, 2017 at a rate of 83.3333 shares of common stock per $1,000 principal amount at maturity of the 2026 Notes (representing a conversion price of approximately $12.00 per share). The 2026 Notes are convertible as the closing price of shares of the company's common stock for at least 20 trading days

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

during the 30 consecutive trading-day period ending on March 31, 2017 was greater than 120% of the $12.00 conversion price associated with the 2026 Notes.
The 2026 Notes surrendered for conversion, if any, would be settled in cash up to the principal amount at maturity of the 2026 Notes and cash, stock or a combination of cash and stock, at the company’s election, for the remainder of the conversion value of the 2026 Notes in excess of the principal amount at maturity and cash in lieu of any fractional shares, subject to and in accordance with the provisions of the indenture that governs the 2026 Notes.
As a result of the 2026 Notes becoming currently convertible for cash up to the principal amount of $140 million at the holder's option, $13 million of permanent equity was reclassified as mezzanine equity.
Revolving Credit Facility
On March 31, 2017, the company amended and restated its revolving credit facility. Pursuant to the revolving credit agreement as amended, the company has a $525 million revolving credit facility that matures in March 2022. Additionally, $4 million was capitalized as deferred issuance costs and will be amortized over the term of the agreement. The availability under this facility is dependent upon various factors, including performance against certain financial covenants as highlighted below.
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
The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At March 31, 2017, the revolving credit facility was collateralized by approximately $732 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company’s current corporate credit rating. At March 31, 2017, the margin over LIBOR rate was 300 basis points, and the commitment fee was 45 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 200 basis points.
Certain of the company’s subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly held notes outstanding under the company’s indentures (see Note 24).
No borrowings were outstanding under the revolving credit facility at March 31, 2017 and September 30, 2016. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At March 31, 2017 and September 30, 2016, there were no letters of credit outstanding under the revolving credit facility.

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

Capital Leases

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 20, 2012, the company entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, the company can request financing from Wells Fargo Equipment Finance (“Wells Fargo”) for progress payments for equipment under construction, not to exceed $10 million at any time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, the company can also enter into lease arrangements with Wells Fargo for completed equipment. The lease term is 60 months, and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. The company had $4 million and $7 million outstanding under this capital lease arrangement as of March 31, 2017 and September 30, 2016, respectively. In addition, the company had another $10 million and $9 million outstanding through other capital lease arrangements at March 31, 2017 and September 30, 2016, respectively.

Letter of Credit Facilities
On February 21, 2014, the company entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, which expires in March 2019, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $25 million. This facility contains covenants and events of default generally similar to those existing in the company’s public debt indentures. There were $22 million and $23 million of letters of credit outstanding under this facility at March 31, 2017 and September 30, 2016, respectively. The company had another $5 million of letters of credit outstanding through other letter of credit facilities at March 31, 2017 and September 30, 2016.

Export Financing Arrangements
The company entered into a number of export financing arrangements through its Brazilian subsidiary during fiscal year 2014.  The export financing arrangements were issued under an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs. The arrangements bore interest at 5.5 percent and had maturity dates in 2017. These financing arrangements were paid off as of March 31, 2017. There was $9 million outstanding under these arrangements at September 30, 2016.

Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million per bank. As of March 31, 2017 and September 30, 2016, the company had $9 million and $10 million, respectively, outstanding under this program at more than one bank.
19. Financial Instruments
Fair values of financial instruments are summarized as follows (in millions):

	March 31, 2017		September 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$138	$138	$160	$160
Short-term debt	132	249	14	14
Long-term debt	857	899	982	1,051
Foreign exchange forward contracts (other assets)	1	1	1	1
Foreign exchange forward contracts (other liabilities)	—	—	2	2
Short-term foreign currency option contracts (other assets)	3	3	—	—
Long-term foreign currency option contracts (other asset)	2	2	2	2

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	March 31, 2017			September 30, 2016
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Asset
Foreign exchange forward contract	2	1	1	1	—	1
Derivative Liabilities
Foreign exchange forward contract	1	1	—	2	—	2
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
Fair value of financial instruments by the valuation hierarchy at March 31, 2017 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$138	$—	$—
Short-term debt	—	244	5
Long-term debt	—	889	10
Foreign exchange forward contracts (asset)	—	1	—
Foreign exchange forward contracts (liability)	—	—	—
Short-term foreign currency option contracts (asset)	—	—	3
Long-term foreign currency option contracts (asset)	—	—	2
Fair value of financial instruments by the valuation hierarchy at September 30, 2016 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$160	$—	$—
Short-term debt	—	—	14
Long-term debt	—	1,040	11
Foreign exchange forward contracts (asset)	—	1	—
Foreign exchange forward contracts (liability)	—	2	—
Short-term foreign currency option contracts (asset)	—	—	—
Long-term foreign currency option contracts (asset)	—	—	2

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below provide a reconciliation of changes in fair value of the Level 3 financial assets and liabilities measured at fair value in the condensed consolidated balance sheet for the three and six months ended March 31, 2017 and 2016, respectively. No transfers of assets between any of the Levels occurred during these periods.

Three months ended March 31, 2017 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of December 31, 2016	$1	$2	$3
Total unrealized gains (losses):
Included in other income	—	—	—
Included in cost of sales	1	1	2
Total realized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Settlements	—	—	—
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	1	(1)	—
Fair Value as of March 31, 2017	$3	$2	$5

Three months ended March 31, 2016 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of December 31, 2015	$2	$—	$2
Total unrealized gains (losses):
Included in other income	(2)	—	(2)
Included in cost of sales	—	—	—
Total realized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Settlements	—	—	—
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	—	—	—
Fair Value as of March 31, 2016	$—	$—	$—

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Six months ended March 31, 2017 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2016	$—	$2	$2
Total unrealized gains (losses):
Included in other income	—	—	—
Included in cost of sales	1	2	3
Total realized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Settlements	—	—	—
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	2	(2)	—
Fair Value as of March 31, 2017	$3	$2	$5

Six months ended March 31, 2016 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2015	$1	$1	$2
Total unrealized gains (losses):
Included in other income	(2)	—	(2)
Included in cost of sales	—	(1)	(1)
Total realized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	1	—	1
Settlements	—	—	—
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	—	—	—
Fair Value as of March 31, 2016	$—	$—	$—
(1) Transfers as of the last day of the reporting period.
Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents at March 31, 2017 or September 30, 2016.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign currency option contracts — The company uses option contracts to mitigate foreign currency exposure on expected future Indian rupee denominated purchases. In the second quarter of fiscal year 2015, the company entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2017. In the fourth quarter of fiscal year 2016, the company entered into a new series of foreign currency option contracts with effective dates from the start of the first quarter of fiscal year 2017 through the end of fiscal year 2018. At March 31, 2017, the notional amount of the company's Indian rupee foreign exchange contracts outstanding was $127 million. The fair value of the foreign currency option contracts is based on a third-party proprietary model, which incorporates inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates, and time utilizing market instruments with similar quality and maturity characteristics. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.
Also, in fiscal year 2015, the company entered into a series of foreign currency contracts with total notional amounts of $30 million and $27 million to mitigate the risk of volatility in the translation of Swedish krona and euro earnings to U.S. dollars, respectively. During the first quarter of fiscal year 2016, the company entered into additional foreign currency contracts with total notional amounts of $19 million and $21 million to mitigate the risk of volatility in the translation of Swedish krona and euro earnings to U.S. dollars, respectively. These foreign currency option contracts did not qualify for a hedge accounting election. As of March 31, 2017 and September 30, 2016, there were no Swedish krona and euro foreign currency option contracts outstanding. Changes in fair value associated with these contracts were recorded in other income, net, in the consolidated statement of operations.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

20. Retirement Benefit Liabilities
Retirement benefit liabilities consisted of the following (in millions):

	March 31, 2017	September 30, 2016
Retiree medical liability	$438	$447
Pension liability	267	283
Other	14	13
Subtotal	719	743
Less: current portion (included in compensation and benefits, Note 16)	(39)	(40)
Retirement benefits	$680	$703
The components of net periodic pension and retiree medical expense included in continuing operations for the three months ended March 31 are as follows (in millions):

	2017		2016
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$13	$3	$27	$5
Assumed return on plan assets	(24)	—	(25)	—
Amortization of prior service costs	—	—	—	—
Recognized actuarial loss	8	3	6	3
Total expense (income)	$(3)	$6	$8	$8

The components of net periodic pension and retiree medical expense included in continuing operations for the six months ended March 31 are as follows (in millions):

	2017		2016
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$26	$7	$33	$9
Assumed return on plan assets	(47)	—	(50)	—
Amortization of prior service costs	—	(1)	—	—
Recognized actuarial loss	15	7	12	6
Total expense (income)	$(6)	$13	$(5)	$15

In fiscal years 2002 and 2004, the company approved amendments to certain retiree medical plans, including health benefits for retirees (and their surviving spouses) who were formerly United Auto Workers (“UAW”) members at ten former Rockwell International (“Rockwell”) plants. Certain of these plan amendments were challenged in lawsuits that were filed in the United States District Court for the Eastern District of Michigan (“District Court”) alleging the changes breached the terms of various collective bargaining agreements (“CBAs”) entered into by Rockwell and the UAW for facilities that have either been closed or sold and alleging a companion claim under the Employee Retirement Income Security Act of 1974 (“ERISA”). The two class actions lawsuits that were filed in 2004 (Cole v. ArvinMeritor, et al. and Faust v. ArvinMeritor, et al.) by the UAW and retirees and surviving spouses claimed that the health benefits were vested for life through the negotiated CBAs. These actions were subsequently consolidated.

On December 22, 2005, the District Court issued a preliminary injunction enjoining the company from implementing changes to retiree health benefits and ordered the company to reinstate and resume paying the full cost of health benefits for the UAW retirees at the levels existing prior to the changes made in 2002 and 2004. In 2006, the District Court granted a motion by the UAW for summary judgment and granted the UAW’s request to make the terms of the preliminary injunction permanent (the “injunction”). The company accounted for the injunction as a rescission of the 2002 and 2004 plan amendments and began recording

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the impact of the injunction in March 2006. In addition, the injunction ordered the defendants to reimburse the plaintiffs for out-of-pocket expenses incurred since the date of the earlier benefit modifications. The company has recorded a $2 million reserve at March 31, 2017 and September 30, 2016, as the best estimate of its liability for these retroactive benefits. In 2007, the company appealed the District Court’s order to the U.S. Court of Appeals for the Sixth Circuit. The Sixth Circuit ruled to affirm the District Court’s ruling and the company moved for an en banc rehearing. This motion was held in abeyance while the parties attempted to settle the case.  In July, 2016 the company moved for re-hearing based on a January 2015 U.S. Supreme Court decision on the subject matter and a subsequent Sixth Circuit ruling in a separate case on the same subject matter.  The court granted the re-hearing and in April 2017, the Sixth Circuit issued its decision, reversing the District Court’s decision and finding that the retiree medical benefits were not vested for life through the CBAs. The company expects the plaintiffs to appeal for either a re-hearing en banc with the Sixth Circuit or the Supreme Court, or both.
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
     The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at March 31, 2017 to be approximately $8 million, of which $2 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.
     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at March 31, 2017 to be approximately $31 million, of which $10 million is probable and recorded as a liability.
     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 1.0 to 3.00 percent and is approximately $7 million at March 31, 2017. The undiscounted estimate of these costs is approximately $7 million.
     The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning balance at September 30, 2016	$2	$11	$13
Payments and other	—	(3)	(3)
Accruals	—	2	2
Balance at March 31, 2017	$2	$10	$12
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
In April 2016, the company was served with several complaints filed against the company and other defendants in the United States District Court for the Northern District of Mississippi. The complaints were amended in July 2016.  These complaints allege damages, including diminution of property value, concealment/fraud and emotional distress resulting from alleged environmental pollution in and around a neighborhood in Grenada, Mississippi. Rockwell owned and operated a facility near the neighborhood from 1965 to 1985. The company filed answers to the complaints in July 2016. In May 2017, the company was served with a complaint filed against the company and other defendants by the Mississippi Attorney General in the Chancery Court of Grenada County, Mississippi.  The complaint alleges that operations at the above-referenced Grenada facility caused contamination of off-site groundwater and surface waters. The company intends to defend itself vigorously against these claims. The company believes at this time that liabilities associated with this case, while possible, are not probable and estimable, and therefore has not recorded any accrual for them as of March 31, 2017. Further, a reasonably possible range of loss cannot be estimated at this time.
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
Maremont had approximately 5,800 pending asbestos-related claims at March 31, 2017 and September 30, 2016. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, the total number of claims filed is not necessarily the most meaningful factor in determining Maremont's asbestos-related liability.
     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	March 31, 2017	September 30, 2016
Pending and future claims	$70	$70
Billed but unpaid claims	3	2
Asbestos-related liabilities	$73	$72
Asbestos-related insurance recoveries	$29	$32
A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities, with the majority of the amounts recorded in Other Assets and Liabilities (see Note 12, Note 14, Note 16 and Note 17).
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     As of September 30, 2016, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Maremont’s obligation for asbestos personal injury claims over the next ten years of $70 million to $83 million. After consultation with Bates White, management recognized a liability of $70 million as of each of March 31, 2017 and September 30, 2016 for pending and future claims over the next ten years. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Maremont has recognized incremental insurance receivables associated with recoveries expected for asbestos-related liabilities as the estimate of asbestos-related liabilities for pending and future claims changes.
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
Recoveries: Maremont has historically had insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The insurance receivable related to asbestos-related liabilities was $29 million and $32 million as of March 31, 2017 and September 30, 2016, respectively. The receivable is for coverage provided by one insurance carrier based on a coverage-in-place agreement. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next ten years. The difference between the estimated liability and insurance receivable is primarily related to exhaustion of settled insurance coverage within the forecasted period.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Rockwell International (“Rockwell”) — ArvinMeritor, Inc. (“AM”), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. Rockwell had approximately 2,600 and 3,200 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at March 31, 2017 and September 30, 2016, respectively.
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
     The Rockwell legacy asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	March 31, 2017	September 30, 2016
Pending and future claims	$60	$60
Billed but unpaid claims	6	1
Asbestos-related liabilities	$66	$61
Asbestos-related insurance recoveries	$27	$27
Pending and Future Claims: The company engaged Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. As of September 30, 2016, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Rockwell’s obligation for asbestos personal injury claims over the next ten years of $60 million to $75 million. After consultation with Bates White, management recognized a liability for the pending and future claims over the next ten years of $60 million as of each of March 31, 2017 and September 30, 2016. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recoveries: Rockwell has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. In 2004, the company initiated litigation against certain of these carriers to enforce the insurance policies. During the fourth quarter of fiscal year 2016, the company executed settlement agreements with two of these carriers, thereby resolving the litigation against those particular carriers. Pursuant to the terms of one of those settlement agreements, in the fourth quarter of fiscal year 2016 the company received $32 million in cash from an insurer, of which $10 million was recognized as a reduction in asbestos expense, and $22 million was recorded as a liability to the insurance carrier as it is required to be returned to the carrier if additional asbestos liability is not ultimately incurred. During the first six months of fiscal year 2017, Rockwell recognized an additional $8 million of the cash settlement proceeds as a reduction in asbestos expense. Pursuant to the terms of a second settlement agreement, in the fourth quarter of fiscal year 2016 the company recorded a $12 million receivable to reflect expected reimbursement of future defense and indemnity payments under a coverage-in-place arrangement with that insurer. In addition to the coverage provided from the settlement agreements executed during the fourth quarter of fiscal year 2016, the company continues to maintain a receivable of $6 million related to a previously executed coverage-in-place arrangement with other insurers.The insurance receivable for Rockwell's asbestos-related liabilities totaled $27 million as of each of March 31, 2017 and September 30, 2016. Included in these amounts are insurance receivables of $9 million as of each of March 31, 2017 and September 30, 2016, which are associated with policies in dispute and have been fully reserved.
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
In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At each of March 31, 2017 and September 30, 2016, the remaining estimated liability for this matter was approximately $11 million.
   In connection with the sale of its interest in MSSC in October 2009, the company provided certain indemnities to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. At March 31, 2017 and September 30, 2016, the company's remaining exposure was approximately $1 million, which is included in other liabilities in the condensed consolidated balance sheet.
The company is not aware of any other claims or other information that would give rise to material payments under such indemnifications.
Other
The company identified certain sales transactions for which value-added tax was potentially required to be remitted to certain tax jurisdictions for tax years 2009 through 2016. At March 31, 2017 and September 30, 2016, the company’s estimate of the probable liability was $10 million.

On July 10, 2014, Sistemas Automotrices de Mexico, S.A. de C.V. (“Sisamex”), a Mexican joint venture between our subsidiary Meritor Heavy Vehicle Systems, LLC (“Meritor HVS”) and Quimmco, S.A. de C.V. ("Quimmco"), filed a lawsuit against Meritor

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

HVS in the Northern District of Illinois, seeking, among other relief, a declaration of Sisamex’s exclusive right to manufacture certain products and the components thereof for sale in Mexico. On July 13, 2014, Meritor HVS filed a lawsuit against Sisamex and Quimmco in the Northern District of Illinois, seeking, among other relief, a declaration that Sisamex may not manufacture without Meritor HVS's consent the components at issue in Sisamex's lawsuit and that Sisamex must instead purchase those components from Meritor HVS. On July 23, 2014, the parties to the two actions filed a joint motion seeking an order that the two actions are related and that both actions be heard before the same judge. The motion was granted. Shortly after the cases were filed, both parties filed cross motions to dismiss the other party’s complaint. The Court heard oral arguments on the motions on November 24, 2014 and on January 28, 2015 denied both parties' motions. Discovery was completed in February 2016. Sisamex then filed a motion for summary judgment on July 15, 2016, and the court heard the motion on October 14, 2016. The Court granted Sisamex’s motion for summary judgment on the issue of whether Sisamex is entitled to decide which Meritor products and components can be produced by Sisamex for sale to OEM customers in Mexico, but stated that the issues of damages and Sisamex’s rights with respect to third party sourcing would need to be decided at trial. The various proceedings before the Court have been stayed in order to give the parties an opportunity to explore the possibility of settling the litigation. Meritor has recorded a reserve of $10 million as of March 31, 2017, which is our estimate of the probable loss contingency. If the parties are unable to reach a settlement, the matter will proceed to trial in 2017.

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
22. Shareholders' Equity
Common Stock and Debt Repurchase Authorizations
  On July 21, 2016, the Board of Directors authorized the repurchase of up to $100 million of the company’s common stock and up to $150 million aggregate principal amount of any of the company’s debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and the company's debt covenants. No repurchases had been made under these authorizations as of March 31, 2017.
Accumulated Other Comprehensive Loss (“AOCL”)
The components of AOCL and the changes in AOCL by components, net of tax, for three months ended March 31, 2017 and 2016 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at December 31, 2016	$(94)	$(729)	$(2)	$(825)
Other comprehensive income (loss) before reclassification	19	—	1	20
Amounts reclassified from accumulated other comprehensive loss	—	11	—	11
Net current-period other comprehensive income (loss)	$19	$11	$1	$31
Balance at March 31, 2017	$(75)	$(718)	$(1)	$(794)

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Actuarial losses	$11	(a)
	11	Total before tax
	(7)	Tax benefit
Total reclassifications for the period	$4	Net of tax

(a)  These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 20 for additional details), which is recorded in cost of sales and selling, general and administrative expenses.

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at December 31, 2015	$(60)	$(696)	$(4)	$(760)
Other comprehensive income (loss) before reclassification	10	—	(1)	9
Amounts reclassified from accumulated other comprehensive loss - net of tax	—	9	—	9
Net current-period other comprehensive income (loss)	$10	$9	$(1)	$18
Balance at March 31, 2016	$(50)	$(687)	$(5)	$(742)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Actuarial losses	$9	(b)
	9	Total before tax
	—	Tax expense
Total reclassifications for the period	$9	Net of tax

(b) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 20 for additional details).

The components of AOCL and the changes in AOCL by components, net of tax, for six months ended March 31, 2017 and 2016 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at September 30, 2016	$(66)	$(740)	$(3)	$(809)
Other comprehensive income (loss) before reclassification	(9)	1	2	(6)
Amounts reclassified from accumulated other comprehensive loss	—	21	—	21
Net current-period other comprehensive income (loss)	$(9)	$22	$2	$15
Balance at March 31, 2017	$(75)	$(718)	$(1)	$(794)

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(1)	(a)
Actuarial losses	22	(a)
	21	Total before tax
	(7)	Tax benefit
Total reclassifications for the period	$14	Net of tax

(a)  These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 20 for additional details), which is recorded in cost of sales and selling, general and administrative expenses.

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at September 30, 2015	$(54)	$(705)	$(7)	$(766)
Other comprehensive income before reclassification	4	—	2	6
Amounts reclassified from accumulated other comprehensive loss - net of tax	—	18	—	18
Net current-period other comprehensive income	$4	$18	$2	$24
Balance at March 31, 2016	$(50)	$(687)	$(5)	$(742)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Actuarial losses	$18	(b)
	18	Total before tax
	—	Tax expense
Total reclassifications for the period	$18	Net of tax

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
      The company has two reportable segments at March 31, 2017, as follows:

•
The Commercial Truck & Industrial segment supplies drivetrain systems and components, including axles, drivelines and braking and suspension systems, primarily for medium- and heavy-duty trucks, military, construction, bus and coach, fire and emergency and other applications in North America, South America, Europe and Asia Pacific. This segment also includes the company's aftermarket businesses in Asia Pacific and South America; and

•
The Aftermarket & Trailer segment supplies axles, brakes, drivelines, suspension parts and other replacement parts to commercial vehicle and industrial aftermarket customers, primarily in North America and Europe. This segment also supplies a wide variety of undercarriage products and systems for trailer applications in North America.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Segment adjusted EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, non-controlling interests in consolidated joint ventures, loss on sale of receivables, restructuring expense, asset impairment charges and other special items as determined by management. Segment adjusted EBITDA excludes unallocated legacy and corporate income (expense), net. The company uses Segment adjusted EBITDA as the primary basis for the CODM to evaluate the performance of each of its reportable segments.
     The accounting policies of the segments are the same as those applied in the condensed consolidated financial statements, except for the use of Segment adjusted EBITDA. The company may allocate certain common costs, primarily corporate functions, between the segments differently than the company would for stand alone financial information prepared in accordance with GAAP. These allocated costs include expenses for shared services such as information technology, finance, communications, legal and human resources. The company does not allocate interest expense and certain legacy and other corporate costs not directly associated with the segment.
     Segment information is summarized as follows (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Eliminations	Total
Three Months Ended March 31, 2017
External Sales	$601	$205	$—	$806
Intersegment Sales	19	10	(29)	—
Total Sales	$620	$215	$(29)	$806
Three Months Ended March 31, 2016
External Sales	$610	$211	$—	$821
Intersegment Sales	21	7	(28)	—
Total Sales	$631	$218	$(28)	$821

	Commercial Truck & Industrial	Aftermarket & Trailer	Eliminations	Total
Six Months Ended March 31, 2017
External Sales	$1,122	$383	$—	$1,505
Intersegment Sales	37	16	(53)	—
Total Sales	$1,159	$399	$(53)	$1,505
Six Months Ended March 31, 2016
External Sales	$1,223	$407	$—	$1,630
Intersegment Sales	41	14	(55)	—
Total Sales	$1,264	$421	$(55)	$1,630

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Segment adjusted EBITDA:
Commercial Truck & Industrial	$54	$56	$96	$108
Aftermarket & Trailer	30	28	52	48
Segment adjusted EBITDA	84	84	148	156
Unallocated legacy and corporate income (expense), net (1)	(2)	(3)	(2)	1
Interest expense, net	(21)	(21)	(42)	(43)
Provision for income taxes	(13)	(7)	(19)	(14)
Depreciation and amortization	(20)	(16)	(37)	(31)
Noncontrolling interests	(1)	—	(2)	(1)
Loss on sale of receivables	(1)	(2)	(2)	(4)
Asset impairment charges	—	—	(3)	—
Restructuring costs	(4)	(2)	(4)	(3)
Income from continuing operations attributable to Meritor, Inc.	$22	$33	$37	$61

(1)
Unallocated legacy and corporate income (expense), net represents items that are not directly related to the company's business segments. These items primarily include asbestos-related charges and settlements, pension and retiree medical costs associated with sold businesses, and other legacy costs for environmental and product liability.

	March 31, 2017	September 30, 2016
Segment Assets:
Commercial Truck & Industrial	$1,506	$1,433
Aftermarket & Trailer	440	436
Total segment assets	1,946	1,869
Corporate (1)	825	845
Less: Accounts receivable sold under off-balance sheet factoring programs(2)	(235)	(220)
Total assets	$2,536	$2,494

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(2)
At March 31, 2017 and September 30, 2016, segment assets include $235 million and $220 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 9). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended March 31, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$391	$415	$—	$806
Subsidiaries	—	30	14	(44)	—
Total sales	—	421	429	(44)	806
Cost of sales	(15)	(345)	(369)	44	(685)
GROSS MARGIN	(15)	76	60	—	121
Selling, general and administrative	(20)	(35)	(11)	—	(66)
Restructuring costs	—	(2)	(2)	—	(4)
Other operating expense, net	(2)	—	—	—	(2)
OPERATING INCOME (LOSS)	(37)	39	47	—	49
Other income (expense), net	25	(5)	(20)	—	—
Equity in earnings of affiliates	—	6	2	—	8
Interest income (expense), net	(34)	9	4	—	(21)
INCOME (LOSS) BEFORE INCOME TAXES	(46)	49	33	—	36
Provision for income taxes	15	(15)	(13)	—	(13)
Equity income (loss) from continuing operations of subsidiaries	53	13	—	(66)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	22	47	20	(66)	23
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	—	—
NET INCOME (LOSS)	22	47	20	(66)	23
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$22	$47	$19	$(66)	$22

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income (loss)	$22	$47	$20	$(66)	$23
Other comprehensive income (loss)	30	—	21	(19)	32
Total comprehensive income (loss)	52	47	41	(85)	55
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive income (loss) attributable to Meritor, Inc.	$52	$47	$39	$(85)	$53

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended March 31, 2016
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$420	$401	$—	$821
Subsidiaries	—	28	16	(44)	—
Total sales	—	448	417	(44)	821
Cost of sales	(12)	(369)	(363)	44	(700)
GROSS MARGIN	(12)	79	54	—	121
Selling, general and administrative	(19)	(21)	(20)	—	(60)
Restructuring costs	—	(1)	(1)	—	(2)
Other operating expense, net	(3)	—	—	—	(3)
OPERATING INCOME (LOSS)	(34)	57	33	—	56
Other income (expense), net	35	(9)	(28)	—	(2)
Equity in earnings of affiliates	—	7	—	—	7
Interest income (expense), net	(28)	7	—	—	(21)
INCOME (LOSS) BEFORE INCOME TAXES	(27)	62	5	—	40
Provision for income taxes	—	—	(7)	—	(7)
Equity income (loss) from continuing operations of subsidiaries	60	(6)	—	(54)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	33	56	(2)	(54)	33
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	(2)	(1)	3	(1)
NET INCOME (LOSS)	32	54	(3)	(51)	32
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$32	$54	$(3)	$(51)	$32

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$716	$789	$—	$1,505
Subsidiaries	—	56	26	(82)	—
Total sales	—	772	815	(82)	1,505
Cost of sales	(29)	(642)	(706)	82	(1,295)
GROSS MARGIN	(29)	130	109	—	210
Selling, general and administrative	(43)	(53)	(23)	—	(119)
Restructuring costs	2	(2)	(4)	—	(4)
Other operating expense, net	(2)	—	(3)	—	(5)
OPERATING INCOME (LOSS)	(72)	75	79	—	82
Other income (expense), net	24	(5)	(19)	—	—
Equity in earnings of affiliates	—	15	3	—	18
Interest income (expense), net	(67)	19	6	—	(42)
INCOME (LOSS) BEFORE INCOME TAXES	(115)	104	69	—	58
Provision for income taxes	35	(35)	(19)	—	(19)
Equity income (loss) from continuing operations of subsidiaries	117	41	—	(158)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	37	110	50	(158)	39
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	—	—
NET INCOME (LOSS)	37	110	50	(158)	39
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$37	$110	$48	$(158)	$37

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Six Months Ended March 31, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income (loss)	$37	$110	$50	$(158)	$39
Other comprehensive income (loss)	14	2	(6)	4	14
Total comprehensive income (loss)	51	112	44	(154)	53
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to Meritor, Inc.	$51	$112	$43	$(154)	$52

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2016
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$837	$793	$—	$1,630
Subsidiaries	—	55	32	(87)	—
Total sales	—	892	825	(87)	1,630
Cost of sales	(26)	(746)	(720)	87	(1,405)
GROSS MARGIN	(26)	146	105	—	225
Selling, general and administrative	(39)	(42)	(35)	—	(116)
Restructuring costs	—	(1)	(2)	—	(3)
Other operating expense, net	(3)	—	—	—	(3)
OPERATING INCOME (LOSS)	(68)	103	68	—	103
Other income (loss), net	34	(9)	(26)	—	(1)
Equity in earnings of affiliates	—	16	1	—	17
Interest income (expense), net	(59)	15	1	—	(43)
INCOME (LOSS) BEFORE INCOME TAXES	(93)	125	44	—	76
Provision for income taxes	—	—	(14)	—	(14)
Equity income from continuing operations of subsidiaries	154	21	—	(175)	—
INCOME FROM CONTINUING OPERATIONS	61	146	30	(175)	62
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(3)	(5)	(4)	9	(3)
NET INCOME	58	141	26	(166)	59
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$58	$141	$25	$(166)	$58

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	March 31, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents (1)	$67	$4	$67	$—	$138
Receivables trade and other, net (1)	1	57	384	—	442
Inventories (1)	—	151	187	—	338
Other current assets	7	14	21	—	42
TOTAL CURRENT ASSETS	75	226	659	—	960
NET PROPERTY	22	202	206	—	430
GOODWILL (1)	—	219	166	—	385
OTHER ASSETS	443	130	188	—	761
INVESTMENTS IN SUBSIDIARIES	2,728	714	—	(3,442)	—
TOTAL ASSETS	$3,268	$1,491	$1,219	$(3,442)	$2,536
CURRENT LIABILITIES:
Short-term debt	$128	$3	$1	$—	$132
Accounts and notes payable (1)	40	198	290	—	528
Other current liabilities	85	73	87	—	245
TOTAL CURRENT LIABILITIES	253	274	378	—	905
LONG-TERM DEBT	848	1	8	—	857
RETIREMENT BENEFITS	659	—	21	—	680
INTERCOMPANY PAYABLE (RECEIVABLE)	1,629	(1,859)	230	—	—
OTHER LIABILITIES	29	149	41	—	219
MEZZANINE EQUITY	13	—	—	—	13
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(163)	2,926	516	(3,442)	(163)
NONCONTROLLING INTERESTS (1)	—	—	25	—	25
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,268	$1,491	$1,219	$(3,442)	$2,536

(1) As of March 31, 2017, Assets and Liabilities held for sale were: (i) $1 million Cash and cash equivalents; (ii) $8 million Receivables, trade and other, net; (iii) $1 million Inventories; (iv) $1 million Goodwill; (v) $6 million Accounts and notes payable; and (vi) $2 million Noncontrolling interests. These assets and liabilities held for sale are included in the Non-Guarantors column.

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(51)	$21	$60	$—	$30
INVESTING ACTIVITIES
Capital expenditures	(6)	(21)	(13)	—	(40)
Net investing cash flows provided by discontinued operations	—	2	—	—	2
CASH USED FOR INVESTING ACTIVITIES	(6)	(19)	(13)	—	(38)
FINANCING ACTIVITIES
Debt issuance costs	(4)	—	—	—	(4)
Intercompany advances	38	—	(38)	—	—
Other financing activities	—	(2)	(9)	—	(11)
CASH USED FOR FINANCING ACTIVITIES	34	(2)	(47)	—	(15)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1	—	1
CHANGE IN CASH AND CASH EQUIVALENTS	(23)	—	1	—	(22)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	90	4	66	—	160
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67	$4	$67	$—	$138

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

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As of March 31, 2017 and September 30, 2016, Parent-only obligations included $686 million and $708 million of pension and retiree medical benefits, respectively (see Note 20). All debt is debt of the Parent other than $13 million and $24 million at March 31, 2017 and September 30, 2016, respectively (see Note 18), and is primarily related to capital lease obligations and lines of credit. There were $1 million and $17 million cash dividends paid to the Parent by subsidiaries and investments accounted for by the equity method for the six months ended March 31, 2017 and March 31, 2016, respectively.

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
2nd Quarter Fiscal Year 2017 Results
Our sales for the second quarter of fiscal year 2017 were $806 million, a decrease compared to $821 million in the same period in the prior fiscal year. The decrease in sales was primarily driven by lower commercial truck volume in North America, as Class

MERITOR, INC.

8 truck production was down 20 percent year over year. This was largely offset by increased production in Europe, India and China, in addition to new business wins.
Net income attributable to Meritor for the second quarter of fiscal year 2017 was $22 million compared to $32 million in the same period in the prior fiscal year. Lower net income year over year was driven primarily by higher income tax expense recognized in the current year.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the second quarter of fiscal year 2017 was $82 million compared to $81 million in the same period in the prior fiscal year. Our Adjusted EBITDA margin (see Non-GAAP Financial Measures below) in the second quarter of fiscal year 2017 was 10.2 percent compared to 9.9 percent in the same period a year ago. Included in the second quarter of fiscal year 2017 was a $10 million charge for a legal contingency related to a dispute with a joint venture (see Note 21 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). Despite this charge, Adjusted EBITDA and EBITDA margin increased year over year primarily driven by continued material, labor and burden performance, foreign exchange and favorable mix.
Net income from continuing operations attributable to the company for the second quarter of fiscal year 2017 was $22 million compared to $33 million in the same period in the prior fiscal year. Adjusted income from continuing operations attributable to the company (see Non-GAAP Financial Measures below) for the second quarter of fiscal year 2017 was $32 million compared to $38 million in the same period in the prior fiscal year.
Cash flow provided by operating activities was $44 million in the second quarter of fiscal years 2017 and 2016.
Trends and Uncertainties
     Industry Production Volumes
     The following table reflects estimated on-highway commercial truck production volumes for selected original equipment (OE) markets for the three and six months ended March 31, 2017 and 2016 based on available sources and management’s estimates.

	Three Months Ended March 31,		Percent	Six Months Ended March 31,		Percent
	2017	2016	Change	2017	2016	Change
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	51	64	(20)%	99	136	(27)%
North America, Medium-Duty Trucks	64	64	—%	118	124	(5)%
North America, Trailers	61	68	(10)%	131	145	(10)%
Western Europe, Heavy- and Medium-Duty Trucks	111	107	4%	234	222	5%
South America, Heavy- and Medium-Duty Trucks	16	15	7%	30	30	—%
India, Heavy- and Medium-Duty Trucks	101	96	5%	178	170	5%

North America:
We expect Class 8 production volumes in North America to return to more normalized levels by historical standards in the second half of fiscal year 2017, which would represent an increase compared to production volumes experienced in the first half of fiscal year 2017.

Western Europe:
During fiscal year 2017, we expect production volumes to increase slightly compared to the levels experienced in fiscal year 2016.

South America:
During fiscal year 2017, we expect production volumes in South America to increase slightly compared to the levels experienced in fiscal year 2016.

China:
During fiscal year 2017, we expect production volumes in China to increase slightly from the levels experienced in fiscal year 2016 due to improvements in the construction market.

India:

MERITOR, INC.

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

NON-GAAP FINANCIAL MEASURES
In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), we have provided information regarding non-GAAP financial measures. These non-GAAP financial measures include Adjusted

MERITOR, INC.

income (loss) from continuing operations attributable to the company, Adjusted diluted earnings (loss) per share from continuing operations, Adjusted EBITDA, Adjusted EBITDA margin, Segment adjusted EBITDA, Segment adjusted EBITDA margin, Free cash flow and Net debt.
     Adjusted income (loss) from continuing operations attributable to the company and Adjusted diluted earnings (loss) per share from continuing operations are defined as reported income (loss) from continuing operations and reported diluted earnings (loss) per share from continuing operations before restructuring expenses, asset impairment charges, non-cash tax expense related to the use of deferred tax assets in jurisdictions with net operating loss carry forwards, and other special items as determined by management. Adjusted EBITDA is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization, non-controlling interests in consolidated joint ventures, loss on sale of receivables, restructuring expenses, asset impairment charges and other special items as determined by management. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by consolidated sales from continuing operations. Segment adjusted EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, noncontrolling interests in consolidated joint ventures, loss on sale of receivables, restructuring expense, asset impairment charges and other special items as determined by management. Segment adjusted EBITDA excludes unallocated legacy and corporate expense (income), net. Segment adjusted EBITDA margin is defined as Segment adjusted EBITDA divided by consolidated sales from continuing operations, either in the aggregate or by segment as applicable. Free cash flow is defined as cash flows provided by (used for) operating activities less capital expenditures. Net debt is defined as total debt less cash and cash equivalents.
     Management believes these non-GAAP financial measures are useful to both management and investors in their analysis of the company's financial position and results of operations. In particular, Adjusted EBITDA, Adjusted EBITDA margin, Segment adjusted EBITDA, Segment adjusted EBITDA margin, Adjusted income (loss) from continuing operations attributable to the company and Adjusted diluted earnings (loss) per share from continuing operations are meaningful measures of performance to investors as they are commonly utilized to analyze financial performance in our industry, perform analytical comparisons, benchmark performance between periods and measure our performance against externally communicated targets.
Free cash flow is used by investors and management to analyze our ability to service and repay debt and return value directly to shareholders. Net debt over Adjusted EBITDA is a specific financial measure in our current M2019 plan used to measure the company’s leverage in order to assist management in its assessment of appropriate allocation of capital.
Management uses the aforementioned non-GAAP financial measures for planning and forecasting purposes, and Segment adjusted EBITDA is also used as the primary basis for the CODM to evaluate the performance of each of our reportable segments.
Our Board of Directors uses Adjusted EBITDA margin, Free cash flow, Adjusted diluted earnings (loss) per share from continuing operations and Net debt over Adjusted EBITDA as key metrics to determine management’s performance under our performance-based compensation plans.
     Adjusted income (loss) from continuing operations attributable to the company, Adjusted diluted earnings (loss) per share from continuing operations, Adjusted EBITDA, Adjusted EBITDA margin, Segment adjusted EBITDA and Segment adjusted EBITDA margin should not be considered a substitute for the reported results prepared in accordance with GAAP and should not be considered as an alternative to net income as an indicator of our financial performance. Free cash flow should not be considered a substitute for cash provided by (used for) operating activities, or other cash flow statement data prepared in accordance with GAAP, or as a measure of financial position or liquidity. In addition, this non-GAAP cash flow measure does not reflect cash used to repay debt or cash received from the divestitures of businesses or sales of other assets and thus do not reflect funds available for investment or other discretionary uses. Net debt should not be considered a substitute for total debt as reported on the balance sheet. These non-GAAP financial measures, as determined and presented by the company, may not be comparable to related or similarly titled measures reported by other companies. Set forth below are reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP.

MERITOR, INC.

Adjusted income from continuing operations attributable to the company and Adjusted diluted earnings per share from continuing operations are reconciled to Income from continuing operations attributable to the company and Diluted earnings per share from continuing operations below (in millions, except per share amounts).

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Income from continuing operations attributable to the company	$22	$33	$37	$61
Restructuring costs	4	2	4	3
Asset impairment charges, net of noncontrolling interests	—	—	2	—
Non-cash tax expense (1)	6	3	11	5
Adjusted income from continuing operations attributable to the company	$32	$38	$54	$69

Diluted earnings per share from continuing operations	$0.24	$0.36	$0.41	$0.65
Impact of adjustments on diluted earnings per share	0.11	0.05	0.19	0.09
Adjusted diluted earnings per share from continuing operations	$0.35	$0.41	$0.60	$0.74
(1) Represents tax expense related to the use of deferred tax assets in jurisdictions with net operating loss carry forwards.

Free cash flow is reconciled to cash flows provided by operating activities below (in millions).

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Cash provided by operating activities	$44	$44	$30	$39
Capital expenditures	(23)	(25)	(40)	(47)
Free cash flow	$21	$19	$(10)	$(8)

MERITOR, INC.

Adjusted EBITDA and Segment adjusted EBITDA are reconciled to net income attributable to Meritor, Inc. below (dollars in millions).

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net income attributable to Meritor, Inc.	$22	$32	$37	$58
Loss from discontinued operations, net of tax, attributable to Meritor, Inc.	—	1	—	3
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$22	$33	$37	$61

Interest expense, net	21	21	42	43
Provision for income taxes	13	7	19	14
Depreciation and amortization	20	16	37	31
Noncontrolling interests	1	—	2	1
Loss on sale of receivables	1	2	2	4
Asset impairment charges	—	—	3	—
Restructuring costs	4	2	4	3
Adjusted EBITDA	$82	$81	$146	$157

Adjusted EBITDA margin (1)	10.2%	9.9%	9.7%	9.6%

Unallocated legacy and corporate expense (income), net (2)	2	3	2	(1)
Segment adjusted EBITDA	$84	$84	$148	$156

Commercial Truck & Industrial
Segment adjusted EBITDA	$54	$56	$96	$108
Segment adjusted EBITDA margin (3)	8.7%	8.9%	8.3%	8.5%

Aftermarket & Trailer
Segment adjusted EBITDA	$30	$28	$52	$48
Segment adjusted EBITDA margin (3)	14.0%	12.8%	13.0%	11.4%
(1) Adjusted EBITDA margin equals Adjusted EBITDA divided by consolidated sales from continuing operations.
(2) Unallocated legacy and corporate expense (income), net represents items that are not directly related to the company's business segments. These items primarily include asbestos-related charges and settlements, pension and retiree medical costs associated with sold businesses, and other legacy costs for environmental and product liability.
(3) Segment adjusted EBITDA margin equals Segment adjusted EBITDA divided by total segment sales.

MERITOR, INC.

Net debt is reconciled to total debt and Adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. below (dollars in millions).

	March 31, 2017	September 30, 2016
Short-term debt	$132	$14
Long-term debt	857	982
Total debt	989	996
Less: Cash and cash equivalents	(138)	(160)
Net debt	$851	$836

	Twelve Months Ended (1)	Twelve Months Ended
	March 31, 2017	September 30, 2016
Net income attributable to Meritor, Inc.	$552	$573
Loss from discontinued operations, net of tax, attributable to Meritor, Inc.	1	4
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$553	$577

Interest expense, net	83	84
Benefit for income taxes	(419)	(424)
Depreciation and amortization	73	67
Noncontrolling interests	3	2
Loss on sale of receivables	3	5
Asset impairment charges	3	—
Restructuring costs	17	16
Adjusted EBITDA	$316	$327

Net debt over Adjusted EBITDA	2.7	2.6
(1) Trailing-twelve-month period ended March 31, 2017 is used to measure the company's leverage in order to assist management in its assessment of appropriate allocation of capital as part of our current M2019 plan and is also used to assess management's performance under one of our performance-based compensation plans.

MERITOR, INC.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
   Sales
The following table reflects total company and business segment sales for the three months ended March 31, 2017 and 2016 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Three Months Ended March 31,				Dollar Change Due To
	2017	2016	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck & Industrial
North America	$306	$357	$(51)	(14)%	$—	$(51)
Europe	156	140	16	11%	(10)	26
South America	37	32	5	16%	7	(2)
China	28	18	10	56%	(1)	11
India	53	42	11	26%	—	11
Other	21	21	—	—%	—	—
Total External Sales	$601	$610	$(9)	(1)%	$(4)	$(5)
Intersegment Sales	19	21	(2)	(10)%	(2)	—
Total Sales	$620	$631	$(11)	(2)%	$(6)	$(5)

Aftermarket & Trailer
North America	$180	$181	$(1)	(1)%	$—	$(1)
Europe	25	30	(5)	(17)%	(1)	(4)
Total External Sales	$205	$211	$(6)	(3)%	$(1)	$(5)
Intersegment Sales	10	7	3	43%	(1)	4
Total Sales	$215	$218	$(3)	(1)%	$(2)	$(1)

Total External Sales	$806	$821	$(15)	(2)%	$(5)	$(10)
Commercial Truck & Industrial sales were $620 million in the second quarter of fiscal year 2017, down 2 percent compared to the second quarter of fiscal year 2016. The decrease in sales was driven by lower Class 8 truck production in North America, largely offset by increased volumes in Europe, India, and China.
Aftermarket & Trailer sales were $215 million in the second quarter of fiscal year 2017, down 1 percent compared to the second quarter of fiscal year 2016. The decrease in sales was primarily due to lower trailer production, which was partially offset by higher aftermarket revenue.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended March 31, 2017 was $685 million compared to $700 million in the same period in the prior fiscal year, representing a decrease of 2 percent. Total cost of sales was 85.0 and 85.3 percent of sales for the three-month periods ended March 31, 2017 and 2016, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the second quarter of fiscal year 2017 compared to the same quarter in the prior year (in millions):

MERITOR, INC.

Cost of Sales
Three Months Ended March 31, 2016	$700
Volume, mix and other, net	(9)
Foreign exchange	(6)
Three Months Ended March 31, 2017	$685
     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Lower material costs	$(18)
Higher labor and overhead costs	5
Other, net	(2)
Total change in costs of sales	$(15)
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended March 31, 2017 decreased $18 million compared to the same period in the prior fiscal year primarily due to lower volumes and material performance programs, which were partially offset by higher year-over-year steel prices.
Labor and overhead costs increased $5 million compared to the same period in the prior fiscal year.
Gross margin was $121 million for the three-month periods ended March 31, 2017 and 2016. Gross margin, as a percentage of sales, was 15.0 and 14.7 percent for the three-month periods ended March 31, 2017 and 2016, respectively. Gross margin as a percentage of sales increased as lower material costs more than offset the impact of lower sales.
Other Income Statement Items
     Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2017 and 2016 are summarized as follows (dollars in millions):

	Three Months Ended
	March 31, 2017		March 31, 2016		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(1)	(0.1)%	$(2)	(0.2)%	$(1)	(0.1) pts
Short and long-term variable compensation	(9)	(1.1)%	(7)	(0.9)%	2	0.2 pts
Asbestos-related expense, net of asbestos-related insurance recoveries	(2)	(0.2)%	(5)	(0.6)%	(3)	(0.4) pts
Legal contingency charge	(10)	(1.2)%	—	—%	10	1.2 pts
All other SG&A	(44)	(5.6)%	(46)	(5.6)%	(2)	0.0 pts
Total SG&A	$(66)	(8.2)%	$(60)	(7.3)%	$6	0.9 pts
We recognized a $10 million charge for a legal contingency related to a dispute with a joint venture in the second quarter of fiscal year 2017 (see Note 21 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). We also recognized $5 million related to previous cash settlements with an insurance company for recovery of defense and indemnity costs associated with asbestos liabilities in the second quarter of fiscal year 2017, which is included above in Asbestos-related expense, net of asbestos-related insurance recoveries (see Note 21 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).
All other SG&A, which represents normal selling, general and administrative expense, remained flat year-over-year as a percentage of sales.

MERITOR, INC.

Restructuring costs increased by $2 million from $2 million in the second quarter of fiscal year 2016 to $4 million in the same period in fiscal year 2017. During the three months ended March 31, 2017, these costs primarily related to employee severance costs recognized by our Aftermarket and Trailer segment. During the three months ended March 31, 2016, these costs primarily related to employee severance costs recognized by our Commercial Truck and Industrial segment.
Operating income decreased by $7 million from $56 million in the second quarter of fiscal year 2016 to $49 million in the same period in fiscal year 2017. Key items affecting operating income are discussed above.
Equity in earnings of affiliates increased by $1 million from $7 million in the second quarter of fiscal year 2016 to $8 million in the same period in fiscal year 2017.
Interest expense, net was $21 million in the second quarter of fiscal years 2017 and 2016.
Provision for income taxes was $13 million in the second quarter of fiscal year 2017 compared to $7 million in the same period in the prior fiscal year on relatively flat pre-tax income. In the second quarter of fiscal year 2017, our effective tax rate was 36 percent compared to 18 percent in the prior year. The increase in tax expense was primarily driven by stronger earnings in certain foreign jurisdictions, which do not have a tax valuation allowance.
Income from continuing operations (before noncontrolling interests) decreased by $10 million from $33 million in the second quarter of fiscal year 2016 to $23 million in the same period in fiscal year 2017. The reasons for the decrease are discussed above.
Loss from discontinued operations, net of tax was insignificant in the second quarter of fiscal year 2017 and $1 million in the second quarter of fiscal year 2016.
Net income attributable to Meritor, Inc. decreased by $10 million from $32 million in the second quarter of fiscal year 2016 to $22 million in the same period in fiscal year 2017. The various factors affecting net income are discussed above.

Segment adjusted EBITDA and Segment adjusted EBITDA margins
Segment adjusted EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, noncontrolling interests in consolidated joint ventures, loss on sale of receivables, restructuring expense, asset impairment charges and other special items as determined by management. Segment adjusted EBITDA excludes unallocated legacy and corporate expense (income), net. We use Segment adjusted EBITDA as the primary basis for the CODM to evaluate the performance of each of our reportable segments. Segment adjusted EBITDA margin is defined as Segment adjusted EBITDA divided by consolidated sales from continuing operations, either in the aggregate or by segment as applicable. Segment adjusted EBITDA and Segment adjusted EBITDA margin are non-GAAP measures (see Non-GAAP Financial Measures above).
     The following table reflects Segment adjusted EBITDA and Segment adjusted EBITDA margins for the three months ended March 31, 2017 and 2016 (in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Three Months Ended March 31,			Three Months Ended March 31,
	2017	2016	Change	2017	2016	Change
Commercial Truck & Industrial	$54	$56	$(2)	8.7%	8.9%	(0.2) pts
Aftermarket & Trailer	30	28	2	14.0%	12.8%	1.2 pts
Segment adjusted EBITDA	$84	$84	$—	10.4%	10.2%	0.2 pts

MERITOR, INC.

     Significant items impacting year-over-year Segment adjusted EBITDA include the following (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment adjusted EBITDA– Quarter ended March 31, 2016	$56	$28	$84
Higher earnings from unconsolidated affiliates	1	—	1
Impact of foreign currency exchange rates	5	—	5
Allocated asbestos-related expense, net of allocated asbestos-related insurance recoveries	3	1	4
Legal contingency charge	(10)	—	(10)
Volume, mix, pricing and other	(1)	1	—
Segment adjusted EBITDA – Quarter ended March 31, 2017	$54	$30	$84

Commercial Truck & Industrial Segment adjusted EBITDA was $54 million in the second quarter of fiscal year 2017, down $2 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin decreased to 8.7 percent compared to 8.9 percent in the same period in the prior fiscal year. The decrease in Segment adjusted EBITDA margin was driven primarily by a legal contingency charge (see Note 21 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report) and higher steel prices partially offset by strong operational performance, foreign exchange and favorable mix .
     Aftermarket & Trailer Segment adjusted EBITDA was $30 million in the second quarter of fiscal year 2017, up $2 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin increased to 14.0 percent compared to 12.8 percent in the second quarter of fiscal year 2016. The increase in Segment adjusted EBITDA margin was driven by labor and burden performance.

MERITOR, INC.

Six Months Ended March 31, 2017 Compared to Six Months Ended March 31, 2016
   Sales
The following table reflects total company and business segment sales for the six months ended March 31, 2017 and 2016 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Six Months Ended March 31,				Dollar Change Due To
	2017	2016	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck & Industrial
North America	$576	$722	$(146)	(20)%	$—	$(146)
Europe	289	286	3	1%	(14)	17
South America	67	56	11	20%	11	—
China	52	39	13	33%	(3)	16
India	95	78	17	22%	(1)	18
Other	43	42	1	2%	1	—
Total External Sales	$1,122	$1,223	$(101)	(8)%	$(6)	$(95)
Intersegment Sales	37	41	(4)	(10)%	(3)	(1)
Total Sales	$1,159	$1,264	$(105)	(8)%	$(9)	$(96)

Aftermarket & Trailer
North America	$336	$350	$(14)	(4)%	$(1)	$(13)
Europe	47	57	(10)	(18)%	(1)	(9)
Total External Sales	$383	$407	$(24)	(6)%	$(2)	$(22)
Intersegment Sales	16	14	2	14%	(1)	3
Total Sales	$399	$421	$(22)	(5)%	$(3)	$(19)

Total External Sales	$1,505	$1,630	$(125)	(8)%	$(8)	$(117)
Commercial Truck & Industrial sales were $1,159 million in the first six months of fiscal year 2017, down 8 percent compared to the first six months of fiscal year 2016. The decrease in sales was driven primarily by lower Class 8 truck production in North America, partially offset by increased volumes in Europe, India and China.
Aftermarket & Trailer sales were $399 million in the first six months of fiscal year 2017, down 5 percent compared to the first six months of fiscal year 2016. The decrease in sales was primarily driven by lower volumes across the segment.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the six months ended March 31, 2017 was $1,295 million compared to $1,405 million in the same period in the prior fiscal year, representing a decrease of 8 percent. Total cost of sales was 86.0 and 86.2 percent of sales for the six-month periods ended March 31, 2017 and 2016, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the first six months of fiscal year 2017 compared to the same period in the prior year (in millions):

MERITOR, INC.

Cost of Sales
Six Months Ended March 31, 2016	$1,405
Volume, mix and other, net	(98)
Foreign exchange	(12)
Six Months Ended March 31, 2017	$1,295
     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Lower material costs	$(93)
Lower labor and overhead costs	(13)
Other, net	(4)
Total change in costs of sales	$(110)
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the six months ended March 31, 2017 decreased $93 million compared to the same period in the prior fiscal year primarily due to lower volumes and material performance programs, which were partially offset by higher year-over-year steel prices.
Labor and overhead costs decreased $13 million compared to the same period in the prior fiscal year primarily due to lower volumes and savings associated with labor and burden cost reduction programs.
Gross margin for the six-month periods ended March 31, 2017 and 2016 was $210 million and $225 million, respectively. Gross margin, as a percentage of sales, was 14.0 and 13.8 percent for the six-month periods ended March 31, 2017 and 2016, respectively. Gross margin as a percentage of sales increased slightly as lower material, labor and burden costs more than offset the impact of lower sales.
Other Income Statement Items
     Selling, general and administrative expenses for the six months ended March 31, 2017 and 2016 are summarized as follows (dollars in millions):

	Six Months Ended
	March 31, 2017		March 31, 2016		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(2)	(0.1)%	$(4)	(0.2)%	$(2)	(0.1) pts
Short and long-term variable compensation	(17)	(1.1)%	(15)	(0.9)%	2	0.2 pts
Asbestos-related expense, net of asbestos-related insurance recoveries	(1)	(0.1)%	(6)	(0.4)%	(5)	(0.3) pts
Legal contingency charge	(10)	(0.7)%	—	—%	10	0.7 pts
All other SG&A	(89)	(5.9)%	(91)	(5.6)%	(2)	0.3 pts
Total SG&A	$(119)	(7.9)%	$(116)	(7.1)%	$3	0.8 pts
We recognized a $10 million charge for a legal contingency related to a dispute with a joint venture in the second quarter of fiscal year 2017 (see Note 21 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). We also recognized $11 million and $5 million related to previous cash settlements with insurance companies for recoveries of defense and indemnity costs associated with asbestos liabilities in the six months ended March 31, 2017 and 2016, respectively, which are included above in Asbestos-related expense, net of asbestos-related insurance recoveries (see Note 21 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).
All other SG&A, which represents normal selling, general and administrative expense, increased as a percentage of sales primarily due to lower sales in the first half of fiscal year 2017.

MERITOR, INC.

Restructuring costs increased by $1 million from $3 million in the first six months of fiscal year 2016 to $4 million in the same period in fiscal year 2017. During the six months ended March 31, 2017, these costs primarily related to employee severance costs recognized by our Aftermarket and Trailer segment. During the six months ended March 31, 2016, these costs primarily related to employee severance costs split between our Commercial Truck & Industrial segment and Aftermarket & Trailer segment.
Other operating expense, net increased by $2 million from $3 million in the first six months of fiscal year 2016 to $5 million in the first six months of 2017 primarily because of an impairment charge as the result of the carrying value of a business, classified as held for sale, exceeding its fair value less costs to sell in the first six months of 2017.
Operating income decreased by $21 million from $103 million in the first six months of fiscal year 2016 to $82 million in the same period in fiscal year 2017. Key items affecting operating income are discussed above.
Equity in earnings of affiliates increased by $1 million from $17 million in the first six months of fiscal year 2016 to $18 million in the same period in fiscal year 2017.
Interest expense, net decreased by $1 million from $43 million in the first six months of fiscal year 2016 to $42 million in the same period in fiscal year 2017.
Provision for income taxes was $19 million in the first six months of fiscal year 2017 compared to $14 million in the same period in the prior fiscal year. In the first six months of fiscal year 2017, our effective tax rate was 33 percent compared to 18 percent in the prior year. This increase in tax expense was primarily driven by stronger earnings in certain foreign jurisdictions, which do not have a tax valuation allowance.
Income from continuing operations (before noncontrolling interests) decreased by $23 million from $62 million in the first six months of fiscal year 2016 to $39 million in the same period in fiscal year 2017. The reasons for the decrease are discussed above.
Loss from discontinued operations, net of tax was insignificant in the first six months of fiscal year 2017 and $3 million in the first six months of fiscal year 2016. In the first six months of fiscal year 2016, loss from discontinued operations, net of tax, was primarily attributable to changes in estimates related to legal costs incurred in connection with previously divested businesses.
Net income attributable to Meritor, Inc. decreased by $21 million from $58 million in the first six months of fiscal year 2016 to $37 million in the same period in fiscal year 2017. The various factors affecting net income are discussed above.

Segment adjusted EBITDA and Segment adjusted EBITDA margins
     The following table reflects Segment adjusted EBITDA and Segment adjusted EBITDA margins for the six months ended March 31, 2017 and 2016 (in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Six Months Ended March 31,			Six Months Ended March 31,
	2017	2016	Change	2017	2016	Change
Commercial Truck & Industrial	$96	$108	$(12)	8.3%	8.5%	(0.2) pts
Aftermarket & Trailer	52	48	4	13.0%	11.4%	1.6 pts
Segment adjusted EBITDA	$148	$156	$(8)	9.8%	9.6%	0.2 pts

MERITOR, INC.

     Significant items impacting year-over-year Segment adjusted EBITDA include the following (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment adjusted EBITDA– Six months ended March 31, 2016	$108	$48	$156
Higher earnings from unconsolidated affiliates	1	—	1
Impact of foreign currency exchange rates	7	1	8
Allocated asbestos-related expense, net of allocated asbestos-related insurance recoveries	6	2	8
Legal contingency charge	(10)	—	(10)
Volume, mix, pricing and other	(16)	1	(15)
Segment adjusted EBITDA – Six months ended March 31, 2017	$96	$52	$148

Commercial Truck & Industrial Segment adjusted EBITDA was $96 million in the first six months of fiscal year 2017, down $12 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin was 8.3 percent compared to 8.5 percent in the first six months of fiscal 2016. The decrease in Segment adjusted EBITDA was driven by lower revenue, a legal contingency charge (see Note 21 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report) and higher steel prices which were partially offset by strong material, labor and burden performance.
     Aftermarket & Trailer Segment adjusted EBITDA was $52 million for the first six months of fiscal year 2017, up $4 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin was 13.0 percent, up 1.6 percentage points from 11.4 percent in the first six months of fiscal year 2016. Segment adjusted EBITDA and Segment adjusted EBITDA margin increased as material, labor and burden performance more than offset lower volumes.
Financial Condition
Cash Flows (in millions)

	Six Months Ended March 31,
	2017	2016
OPERATING CASH FLOWS
Income from continuing operations	$39	$62
Depreciation and amortization	37	31
Restructuring costs	4	3
Asset impairment charges	3	—
Equity in earnings of affiliates	(18)	(17)
Pension and retiree medical expense	7	10
Dividends received from equity method investments	13	19
Pension and retiree medical contributions	(19)	(22)
Restructuring payments	(7)	(4)
Increase in working capital	(30)	13
Changes in off-balance sheet accounts receivable factoring	19	(51)
Other, net	(18)	(4)
Cash flows provided by continuing operations	30	40
Cash flows used for discontinued operations	—	(1)
CASH PROVIDED BY OPERATING ACTIVITIES	$30	$39
     Cash provided by operating activities in the first six months of fiscal year 2017 was $30 million compared to $39 million in the same period of fiscal year 2016. The decrease in cash provided is due in part to $17 million received related to an insurance settlement in the first six months of fiscal year 2016 for recoveries for defense and indemnity costs associated with Maremont asbestos liabilities that did not repeat in the first six months of fiscal year 2017 (see Note 21 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).

MERITOR, INC.

	Six Months Ended March 31,
	2017	2016
INVESTING CASH FLOWS
Capital expenditures	$(40)	$(47)
Other investing activities	—	3
Net investing cash flows provided by discontinued operations	2	4
CASH USED FOR INVESTING ACTIVITIES	$(38)	$(40)
     Cash used for investing activities was $38 million in the first six months of fiscal year 2017 compared to $40 million in the same period in fiscal year 2016.

	Six Months Ended March 31,
	2017	2016
FINANCING CASH FLOWS
Repayment of notes	$—	$(55)
Debt issuance costs	(4)	—
Other financing activities	(11)	(2)
Net change in debt	(15)	(57)
Repurchase of common stock	—	(43)
CASH USED FOR FINANCING ACTIVITIES	$(15)	$(100)
     Cash used for financing activities was $15 million in the first six months of fiscal year 2017 compared to $100 million in the same period of fiscal year 2016. The decrease in cash used for financing activities is primarily related to the repurchase of substantially all of the $55 million of principal amount 4.625 percent convertible notes and the $43 million (including commission costs) cash used to repurchase 3.9 million shares of our common stock in the first six months of fiscal year 2016.
Liquidity
Our outstanding debt, net of discounts and unamortized debt issuance costs where applicable, is summarized as follows (in millions).

	March 31,	September 30,
	2017	2016
Fixed-rate debt securities	$714	$713
Fixed-rate convertible notes	272	271
Unamortized discount on convertible notes	(11)	(14)
Other borrowings	14	26
Total debt	$989	$996
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

MERITOR, INC.

     We believe our current financing arrangements provide us with the financial flexibility required to maintain our operations and fund future growth, including actions required to improve our market share and further diversify our global operations, through the term of our revolving credit facility, which matures in March 2022.
     Sources of liquidity as of March 31, 2017, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 3/31/17	Readily Available as of 3/31/17	Current Expiration
On-balance sheet arrangements:
Revolving credit facility (1)	$525	$—	$525	March 2022 (1)
Committed U.S. accounts receivable securitization (2)	100	—	76	December 2019
Total on-balance sheet arrangements	$625	$—	$601
Off-balance sheet arrangements: (2)
Committed Swedish factoring facility	$166	$155	$—	March 2020
Committed U.S. factoring facility	85	33	—	February 2019
Uncommitted U.K. factoring facility	27	7	—	February 2018
Uncommitted Italy factoring facility	32	27	—	June 2017
Other uncommitted factoring facilities	21	12	—	None
Letter of credit facility	25	22	3	March 2019
Total off-balance sheet arrangements	356	256	3
Total available sources	$981	$256	$604
(1)The availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant.
(2)Availability subject to adequate eligible accounts receivable available for sale.

Cash and Liquidity Needs – Our cash and liquidity needs have been affected by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At March 31, 2017, we had $138 million in cash and cash equivalents.
At March 31, 2017, we had approximately $17 million of our cash and cash equivalents held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. It is our intent to reinvest those cash balances in our foreign operations, and we will continue to meet our liquidity needs in the U.S. through ongoing cash flows from operations in the U.S., external borrowings or both.
Our availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant, as defined in the credit agreement, which may limit our borrowings under such agreement as of each quarter end. As long as we are in compliance with those covenants as of the quarter end, we have full availability (up to the amount of collateral under the collateral test) under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At March 31, 2017, we were in compliance with all covenants under our credit agreement.
Common Stock Repurchase Authorization – On July 21, 2016, our Board of Directors authorized the repurchase of up to $100 million of our common stock from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and our debt covenants. No repurchases had been made under this authorization as of March 31, 2017.

Debt Repurchase Authorization – On July 21, 2016, our Board of Directors authorized the repurchase of up to $150 million aggregate principal amount of any of our debt securities (including convertible debt securities) from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and our debt covenants. No repurchases had been made under this authorization as of March 31, 2017.

MERITOR, INC.

Repurchase of 2026 Notes – On March 1, 2016, substantially all of the $55 million principal amount of 4.625 percent convertible notes due 2026 were repurchased at 100 percent of their face value. On April 15, 2016, the remaining 4.625 percent convertible notes due 2026 were redeemed at 100 percent of their face value. As of September 30, 2016, none of the 4.625 percent convertible notes due 2026 were outstanding.
Revolving Credit Facility – On March 31, 2017, we amended and restated our revolving credit facility. Pursuant to the revolving credit agreement as amended, we have a $525 million revolving credit facility that matures in March 2022. Additionally, $4 million was capitalized as deferred issuance costs and will be amortized over the term of the agreement. The availability under this facility is dependent upon various factors, including performance against certain financial covenants as highlighted below.
 The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement. At March 31, 2017, we were in compliance with all covenants under the revolving credit facility with a ratio of approximately 0.16x for the priority debt-to-EBITDA ratio covenant.
     The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At March 31, 2017, the revolving credit facility was collateralized by approximately $732 million of our assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and our investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating. At March 31, 2017, the margin over LIBOR rate was 300 basis points, and the commitment fee was 45 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 200 basis points.
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
No borrowings were outstanding under the revolving credit facility at March 31, 2017 and September 30, 2016. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At March 31, 2017 and September 30, 2016, there were no letters of credit outstanding under the revolving credit facility.
U.S. Securitization Program – We have a $100 million U.S. accounts receivables securitization facility. On December 5, 2016, the company entered into an amendment which extends the facility expiration date to December 2019. The maximum permitted priority-debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the condensed consolidated balance sheet. At March 31, 2017 and September 30, 2016, no amounts, including letters of credit, were outstanding under this program. This securitization program contains a cross default to our revolving credit facility. At March 31, 2017, we were in compliance with all covenants under our credit agreement (see Note 18 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash received from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.

MERITOR, INC.

Capital Leases – On March 20, 2012, we entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, we can request financing from Wells Fargo Equipment Finance ("Wells Fargo") for progress payments for equipment under construction, not to exceed $10 million at any time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, we can also enter into lease arrangements with Wells Fargo for completed equipment. The lease term is 60 months, and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. We had $4 million and $7 million outstanding under this capital lease arrangement as of March 31, 2017 and September 30, 2016, respectively. In addition, we had another $10 million and $9 million outstanding through other capital lease arrangements at March 31, 2017 and September 30, 2016, respectively.
Export financing arrangements – Our export financing arrangements were entered into through our Brazilian subsidiary pursuant to an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs. The arrangements bore interest at 5.5 percent and had maturity dates in 2017. These financing arrangements were paid off as of March 31, 2017. There was $9 million outstanding under these arrangements at September 30, 2016.
Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under our revolving credit facility if the defaulted amount exceeds $35 million per bank. As of March 31, 2017 and September 30, 2016, we had $9 million and $10 million, respectively, outstanding under this program at more than one bank.
Credit Ratings – At March 31, 2017, our Standard & Poor’s corporate credit rating, senior secured credit rating, and senior unsecured credit rating were B+, BB and B, respectively. Our Moody’s Investors Service corporate credit rating, senior secured credit rating, and senior unsecured credit rating were B1, Ba1 and B2, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
Off-Balance Sheet Arrangements
     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with a total amount utilized at March 31, 2017 of $234 million, of which $188 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $46 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.
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
     Letter of Credit Facilities – On February 21, 2014, we amended and restated our letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, which expires in March 2019, we have the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $25 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. We had $22 million and $23 million of letters of credit outstanding under this facility at March 31, 2017 and September 30, 2016, respectively. In addition, we had another $5 million of letters of credit outstanding through other letter of credit facilities at March 31, 2017 and September 30, 2016.
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
In the fourth quarter of fiscal year 2015 and first quarter of fiscal year 2016, due to the risk of volatility of the Swedish krona and euro as compared to the U.S. dollar, we entered into a series of foreign currency option contracts that do not qualify for hedge accounting but were expected to mitigate foreign currency translation exposure of Swedish krona and euro earnings to U.S. dollars. As of March 31, 2017 and September 30, 2016, there were no Swedish krona or euro foreign currency option contracts outstanding.
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

MERITOR, INC.

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase (Decrease) in
Foreign Currency Sensitivity:
Forward contracts in USD (1)	$1.4	$(1.4)	Fair Value
Forward contracts in Euro (1)	(3.5)	3.5	Fair Value
Foreign currency denominated debt (2)	0.8	(0.8)	Fair Value
Foreign currency option contracts in USD	(1.6)	4.1	Fair Value
Foreign currency option contracts in Euro	(2.7)	6.7	Fair Value

	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase (Decrease) in
Interest Rate Sensitivity:
Debt - fixed rate (3)	$(32.0)	$33.2	Fair Value
Debt – variable rate	—	—	Cash flow
Interest rate swaps	—	—	Fair Value

(1)
Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)
At March 31, 2017, the fair value of outstanding foreign currency denominated debt was $8 million. A 10% decrease in quoted currency exchange rates would result in a decrease of $1 million in foreign currency denominated debt. At March 31, 2017, a 10% increase in quoted currency exchange rates would result in an increase of $1 million in foreign currency denominated debt.

(3)
At March 31, 2017, the fair value of outstanding debt was $1,147 million. A 50 basis points decrease in quoted interest rates would result in an increase of $33 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in a decrease of $32 million in the fair value of fixed rate debt.

MERITOR, INC.

Item 4. Controls and Procedures
Evaluation of Internal Controls over Financial Reporting
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2017 as a result of material weaknesses that exist in our internal control over financial reporting (ICFR) as previously described in our Annual Report on Form 10-K for the year ended September 30, 2016, as amended.
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
We believe the measures described above will remediate the material weaknesses we have identified and strengthen our overall internal control over financial reporting.  We are currently in the process of completing our remediation efforts and will begin to test the operating effectiveness of the actions discussed above.  The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will continue to monitor the effectiveness of these and other processes, procedures and controls and will make any further changes that management determines are appropriate.  The identified material weaknesses will not be considered remediated until the controls are in operation for a sufficient period of time for management to conclude that the control environment is operating effectively.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MERITOR, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth in Note 20 and Note 21 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as amended.
Item 1A. Risk Factors
There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as amended.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases
     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. There were no shares withheld in the second quarter of fiscal 2017 to satisfy tax obligations for exercise of options. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the second quarter of fiscal 2017 to satisfy tax obligations upon the vesting of restricted shares. The company does not believe such purchases or transactions described above are issuer repurchases for the purposes of this Item 2 of Part II of this Quarterly Report on Form 10-Q and there were no other share repurchases during the second quarter of fiscal year 2017.

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
10-a
Third Amendment and Restatement Agreement relating to Third Amended and Restated Credit Agreement, dated as of March 31, 2017, among Meritor, ArvinMeritor Finance Ireland Unlimited Company, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10-a to Meritor’s Current Report on Form 8-K filed on April 4, 2017, is incorporated herein by reference.

10-b**	Third Amended and Restated Pledge and Security Agreement, dated as of March 31, 2017, by and among Meritor, the subsidiaries named therein and JPMorgan Chase Bank, N.A., as Administrative Agent.
10-c**	Receivables Purchase Agreement dated as of March 22, 2017, by and among Meritor HVS AB, as seller, and Viking Asset Purchaser No 7 IC, as purchaser.
12**	Computation of ratio of earnings to fixed charges
23**	Consent of Bates White LLC
31-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act
31-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
32-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350
32-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

** Filed herewith.

MERITOR, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERITOR, INC.

Date:	May 4, 2017	By:	/s/	April Miller Boise
April Miller Boise
Senior Vice President, General Counsel and Corporate Secretary
(For the registrant)

Date:	May 4, 2017	By:	/s/	Paul D. Bialy
Paul D. Bialy
Vice President, Controller and Principal Accounting Officer

Date:	May 4, 2017	By:	/s/	Kevin A. Nowlan
Kevin A. Nowlan
Senior Vice President and Chief Financial Officer