Form 10-Q
period 2017-07-02
MERITOR INC
filed 2017-08-03
CIK 1113256

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2017
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
88,565,934 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on July 31, 2017.

MERITOR, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Sales	$920	$841	$2,425	$2,471
Cost of sales	(778)	(714)	(2,073)	(2,119)
GROSS MARGIN	142	127	352	352
Selling, general and administrative	(73)	(59)	(192)	(175)
Restructuring costs	—	(6)	(4)	(9)
Other operating expense, net	—	—	(5)	(3)
OPERATING INCOME	69	62	151	165
Other income (expense), net	1	—	1	(1)
Equity in earnings of affiliates	14	9	32	26
Interest expense, net	(21)	(20)	(63)	(63)
INCOME BEFORE INCOME TAXES	63	51	121	127
Provision for income taxes	(11)	(8)	(30)	(22)
INCOME FROM CONTINUING OPERATIONS	52	43	91	105
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	(1)	(1)	(4)
NET INCOME	51	42	90	101
Less: Net income attributable to noncontrolling interests	(3)	(1)	(5)	(2)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$48	$41	$85	$99
NET INCOME ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$49	$42	$86	$103
Loss from discontinued operations	(1)	(1)	(1)	(4)
Net income	$48	$41	$85	$99
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.55	$0.47	$0.98	$1.13
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.04)
Basic earnings per share	$0.54	$0.46	$0.97	$1.09
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.52	$0.46	$0.94	$1.10
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.04)
Diluted earnings per share	$0.51	$0.45	$0.93	$1.06

Basic average common shares outstanding	88.4	89.8	87.9	91.2
Diluted average common shares outstanding	93.3	92.0	91.4	93.1

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Net income	$51	$42	$90	$101
Other comprehensive income (loss):
Foreign currency translation adjustments:
Attributable to Meritor, Inc.	17	(10)	8	(6)
Attributable to noncontrolling interest	—	—	(1)	—
Pension and other postretirement benefit related adjustments	11	7	33	25
Unrealized gain (loss) on investments and foreign exchange contracts	(2)	3	—	5
Other comprehensive income, net of tax	26	—	40	24
Total comprehensive income	77	42	130	125
Less: Comprehensive income attributable to noncontrolling interest	(3)	(1)	(4)	(2)
Comprehensive income attributable to Meritor, Inc.	$74	$41	$126	$123

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2017	September 30, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (1)	$231	$160
Receivables, trade and other, net (1)	500	396
Inventories (1)	360	316
Other current assets	37	33
TOTAL CURRENT ASSETS	1,128	905
NET PROPERTY (1)	430	439
GOODWILL (1)	391	390
OTHER ASSETS	763	760
TOTAL ASSETS	$2,712	$2,494
LIABILITIES, MEZZANINE EQUITY AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$132	$14
Accounts and notes payable (1)	602	475
Other current liabilities	277	268
TOTAL CURRENT LIABILITIES	1,011	757
LONG-TERM DEBT	858	982
RETIREMENT BENEFITS	667	703
OTHER LIABILITIES	220	238
TOTAL LIABILITIES	2,756	2,680
COMMITMENTS AND CONTINGENCIES (See Note 20)
MEZZANINE EQUITY:
Convertible debt with cash settlement	12	—
EQUITY (DEFICIT):
Common stock (June 30, 2017 and September 30, 2016, 101.4 and 99.6 shares issued and 88.6 and 86.8 shares outstanding, respectively)	101	99
Additional paid-in capital	875	876
Accumulated deficit	(156)	(241)
Treasury stock, at cost (at both June 30, 2017 and September 30, 2016, 12.8 shares)	(136)	(136)
Accumulated other comprehensive loss	(768)	(809)
Total deficit attributable to Meritor, Inc.	(84)	(211)
Noncontrolling interests (1)	28	25
TOTAL DEFICIT	(56)	(186)
TOTAL LIABILITIES, MEZZANINE EQUITY AND DEFICIT	$2,712	$2,494
(1) As of June 30, 2017, Assets and Liabilities held for sale were: (i) $1 million Cash and cash equivalents; (ii) $11 million Receivables, trade and other, net; (iii) $2 million Inventories; (iv) $3 million Net property; (v) $1 million Goodwill; (vi) $10 million Accounts and notes payable; and (vii) $2 million Noncontrolling interests. As of September 30, 2016, Assets and Liabilities held for sale were: (i) $1 million Cash and cash equivalents; (ii) $8 million Receivables, trade and other, net; (iii) $1 million Inventories; (iv) $5 million Net property; (v) $5 million Accounts and notes payable; and (vi) $3 million Noncontrolling interests.
See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Nine Months Ended June 30,
	2017	2016
	(Unaudited)
OPERATING ACTIVITIES
CASH PROVIDED BY OPERATING ACTIVITIES (See Note 10)	$136	$144
INVESTING ACTIVITIES
Capital expenditures	(52)	(66)
Other investing activities	—	3
Net investing cash flows provided by discontinued operations	2	4
CASH USED FOR INVESTING ACTIVITIES	(50)	(59)
FINANCING ACTIVITIES
Repayment of notes	—	(55)
Debt issuance costs	(4)	—
Other financing activities	(12)	(15)
Net change in debt	(16)	(70)
Repurchase of common stock	—	(81)
CASH USED FOR FINANCING ACTIVITIES	(16)	(151)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1	2
CHANGE IN CASH AND CASH EQUIVALENTS	71	(64)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	160	193
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$231	$129

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning balance at September 30, 2016	$99	$876	$(241)	$(136)	$(809)	$(211)	$25	$(186)
Comprehensive income	—	—	85	—	41	126	4	130
Equity based compensation expense	—	12	—	—	—	12	—	12
Vesting of equity based awards	2	(2)	—	—	—	—	—	—
Stock option exercises	—	2	—	—	—	2	—	2
Convertible debt with cash settlement	—	(12)	—	—	—	(12)	—	(12)
Noncontrolling interest dividend	—	—	—	—	—	—	(1)	(1)
Other equity adjustments	—	(1)	—	—	—	(1)	—	(1)
Ending Balance at June 30, 2017	$101	$875	$(156)	$(136)	$(768)	$(84)	$28	$(56)

Beginning balance at September 30, 2015	$99	$865	$(814)	$(55)	$(766)	$(671)	$25	$(646)
Comprehensive income	—	—	99	—	24	123	2	125
Equity based compensation expense	—	8	—	—	—	8	—	8
Repurchase of common stock	—	—	—	(81)	—	(81)	—	(81)
Noncontrolling interest dividends	—	—	—	—	—	—	(2)	(2)
Ending Balance at June 30, 2016	$99	$873	$(715)	$(136)	$(742)	$(621)	$25	$(596)

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
In the opinion of the company, the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as amended. The condensed consolidated balance sheet data as of September 30, 2016 was derived from audited financial statements but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended June 30, 2017 are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30, and its fiscal quarters generally end on the Sundays nearest December 31, March 31 and June 30. The third quarter of fiscal years 2017 and 2016 ended on July 2, 2017 and July 3, 2016, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and June 30 are used consistently throughout this report to represent the fiscal year end and third fiscal quarter end, respectively.
2. Earnings per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted shares, restricted share units, performance share unit awards and convertible securities, if applicable.
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Basic average common shares outstanding	88.4	89.8	87.9	91.2
Impact of restricted shares, restricted share units and performance share units	1.8	2.2	1.4	1.9
Impact of convertible notes	3.1	—	2.1	—
Diluted average common shares outstanding	93.3	92.0	91.4	93.1
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
The actual number of performance share units that will vest depends upon the company’s performance relative to the established M2019 goals for the three-year performance period of October 1, 2016 to September 30, 2019, measured at the end of the performance period. The number of performance share units will depend on meeting the established M2019 goals at the following

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

weights: 50% associated with achieving an Adjusted diluted earnings per share from continuing operations target, 25% associated with achieving revenue growth above market and 25% associated with achieving a Net debt to Adjusted EBITDA target. The number of performance share units that vest will be between 0% and 200% of the grant date amount of 0.6 million performance share units.
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
The actual number of performance share units that vested on December 1, 2016 depended upon the company’s performance relative to the established M2016 goals for the three-year performance period of October 1, 2013 to September 30, 2016, which was measured after the end of the performance period. The company's performance resulted in the vesting of the performance share units at 112% of the grant date amounts. There were 0.1 million and 0.4 million shares related to these performance share units included in the diluted earnings per share calculation for the three and nine months ended June 30, 2017, respectively, as certain payout thresholds were achieved relative to the established M2016 goals. There were 1.9 million and 1.4 million shares related to these performance share units included in the diluted earnings per share calculation for the three and nine months ended June 30, 2016, respectively, as certain payout thresholds were achieved relative to the established M2016 goals.
For the three months ended June 30, 2017, the dilutive impact of previously issued restricted shares, restricted share units and performance share units was 1.8 million shares, compared to 2.2 million shares for the same period in the prior fiscal year. For the nine months ended June 30, 2017, the dilutive impact of previously issued restricted shares, restricted share units and performance share units was 1.4 million shares, compared to 1.9 million shares for the same period in the prior fiscal year. For the three and nine months ended June 30, 2017, compensation cost related to restricted shares, restricted share units and performance

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

share units was $5 million and $12 million, respectively. For the three and nine months ended June 30, 2016, compensation cost related to restricted shares, restricted share units and performance share units was $2 million and $8 million, respectively.
For each of the three and nine months ended June 30, 2016, options to purchase 0.3 million shares of common stock, were excluded in the computation of diluted earnings per share because their exercise price exceeded the average market price for the periods and thus their inclusion would be anti-dilutive.
For the three and nine months ended June 30, 2017, 3.1 million and 2.1 million shares, respectively, were included in the computation of diluted earnings per share, as the company's average stock price during these periods exceeded the conversion price for the 7.875 percent convertible notes due 2026. For the three and nine months ended June 30, 2016, the company’s 7.875 percent convertible notes due 2026 were excluded from the computation of diluted earnings per share, as the company’s average stock price during these periods was less than the conversion price for the notes.
3. New Accounting Standards
Accounting standards to be implemented
In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 amends the scope of modification accounting for share-based payment arrangements and provides guidance on when an entity would be required to apply modification accounting. This standard is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The amendments in this update should be applied prospectively. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 affects entities who own investments in callable debt securities and aligns the amortization period of premiums on callable debt securities to expectations incorporated in market pricing on the underlying securities. This standard is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effective adjustment directly to retained earnings at the beginning of the adoption period. The company does not expect a material impact on its consolidated financial statements from adoption of this guidance.

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The ASU was issued to reduce differences in practice with respect to how specific transactions are classified in the statement of cash flows. The update provides guidance on the following eight types of transactions: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU intends to simplify how share-based payments are accounted for, including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is required to be adopted by public business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The company is assessing the potential impact of this new guidance on its consolidated financial statements.

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Discontinued Operations
Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Sales	$—	$—	$—	$—

Loss before income taxes	$(1)	$(1)	$(1)	$(5)
Benefit from income taxes	—	—	—	1
Loss from discontinued operations attributable to Meritor, Inc.	$(1)	$(1)	$(1)	$(4)
Loss from discontinued operations attributable to the company for the three and nine months ended June 30, 2017 and June 30, 2016 was primarily related to changes in estimates related to legal costs incurred in connection with a previously divested business.
Total discontinued operations assets as of both June 30, 2017 and September 30, 2016 were $1 million and total discontinued operations liabilities as of June 30, 2017 and September 30, 2016 were $6 million.
5. Assets and Liabilities Held for Sale
During the first quarter of fiscal year 2017, management approved a plan to sell a business within the Commercial Truck & Industrial reporting segment. The company expects to sell the business within one year from management's approval of the plan. The business and its associated assets and liabilities met the criteria for presentation as held for sale as of June 30, 2017.
Assets and liabilities held for sale are measured at the lower of the carrying value or fair value less costs to sell. Upon meeting the held for sale criteria, the company determined the carrying value of the business exceeded the fair value less costs to sell. As a result, an impairment charge of $3 million was recorded within other operating expense, net in the company’s condensed consolidated statement of operations during the first quarter of fiscal year 2017.
Assets and liabilities held for sale, when measured in subsequent periods, are permitted to be written-up for increases in the fair value, less cost to sell, not in excess of the cumulative loss previously recognized. During the third quarter of fiscal year 2017, the fair value less costs to sell of the business increased relative to the carrying value. As a result, a $1 million adjustment, which reduced the previously recognized loss, was recorded in the company's condensed consolidated statement of operations within other operating expense, net.
During the third quarter of fiscal year 2017, an additional $2 million of assets met the criteria for presentation as assets held for sale within the Aftermarket & Trailer segment related to the Aftermarket restructuring actions (see Note 7).
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in the carrying value of goodwill by the company’s two reportable segments are presented below (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Total
Goodwill	$245	$160	$405
Accumulated impairment losses	(15)	—	(15)
Beginning balance at September 30, 2016	230	160	390
Foreign currency translation	—	1	1
Balance at June 30, 2017	$230	$161	$391
7. Restructuring Costs
Restructuring reserves, primarily related to unpaid employee termination benefits, were $8 million at June 30, 2017 and $16 million at September 30, 2016. The changes in restructuring reserves for the nine months ended June 30, 2017 and 2016 are as follows (in millions):

	Employee Termination Benefits	Plant Shutdown & Other	Total
Beginning balance at September 30, 2016	$15	$1	$16
Activity during the period:
Charges to continuing operations	4	—	4
Cash payments – continuing operations	(10)	(1)	(11)
Other	(1)	—	(1)
Total restructuring reserves at June 30, 2017	8	—	8
Less: non-current restructuring reserves	(1)	—	(1)
Restructuring reserves – current, at June 30, 2017	$7	$—	$7

Balance at September 30, 2015	$10	$—	$10
Activity during the period:
Charges to continuing operations	8	1	9
Cash payments – continuing operations	(8)	—	(8)
Total restructuring reserves at June 30, 2016	10	1	11
Less: non-current restructuring reserves	(2)	—	(2)
Restructuring reserves – current, at June 30, 2016	$8	$1	$9

Ongoing Aftermarket Actions: During the third quarter of fiscal year 2016, the company approved various restructuring plans in the North American and European Aftermarket businesses. The company recorded $5 million of restructuring costs during the third quarter of fiscal year 2016. The company recorded $4 million of restructuring costs during the second quarter of fiscal year 2017. Restructuring actions associated with these plans are expected to be completed by the end of fiscal year 2017.

Other Fiscal 2016 Actions: During the first half of fiscal year 2016, the company recorded restructuring costs of $3 million primarily associated with a labor reduction program in China in the Commercial Truck & Industrial segment and a labor reduction program in the Aftermarket & Trailer segment. Restructuring actions with these plans were substantially complete as of September 30, 2016.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In prior years, the company established valuation allowances against its U.S. net deferred tax assets and the net deferred tax assets of its 100-percent-owned subsidiaries in France, the United Kingdom, Brazil and certain other countries. In evaluating its ability to recover these net deferred tax assets, the company utilizes a consistent approach which considers its historical operating results, including an assessment of the degree to which any gains or losses are driven by items that are unusual in nature, and tax planning strategies. In addition, the company reviews changes in near-term market conditions and other factors that impact future operating results. Continued improvement in the company’s operating results could lead to reversal of some or all of these valuation allowances in the future.

During the fourth quarter of fiscal year 2016, as a result of sustained profitability in the U.S. evidenced by a strong earnings history, future forecasted earnings and additional positive evidence, the company determined it was more likely than not that it would be able to realize deferred tax assets in the U.S. Accordingly, the company reversed a portion of the valuation allowance in the U.S. Also in the fourth quarter of fiscal year 2016, due to a three-year cumulative loss and future economic uncertainty, the company established a tax valuation allowance in Brazil because the company determined it was not more likely than not that it would realize its deferred tax assets in Brazil.

The company continues to maintain valuation allowances in France, the United Kingdom, Brazil and certain other jurisdictions, as the company believes the negative evidence that it will be able to recover these net deferred tax assets continues to outweigh the positive evidence.

For the three months ended June 30, 2017, the company had approximately $3 million of net pre-tax income compared to $19 million of net pre-tax income in the same period in fiscal year 2016 in tax jurisdictions in which tax expense (benefit) is not recorded.

For the nine months ended June 30, 2017, the company had an insignificant net pre-tax loss compared to $47 million of net pre-tax income in the same period in fiscal year 2016 in tax jurisdictions in which tax expense (benefit) is not recorded.
9. Accounts Receivable Factoring and Securitization
Off-balance sheet arrangements
Swedish Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo through one of its European subsidiaries. Under this arrangement with Nordea Bank, which expires in March 2020, the company can sell up to, at any point in time, €155 million ($177 million) of eligible trade receivables. The amount of eligible receivables sold may exceed Nordea Bank's commitment at Nordea Bank's discretion. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €162 million ($186 million) and €121 million ($135 million) of this accounts receivable factoring facility as of June 30, 2017 and September 30, 2016, respectively.
The facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through April 23, 2018. The commitment is subject to standard terms and conditions for this type of arrangement.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

U.S. Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo and its U.S. subsidiaries through one of its U.S. subsidiaries. Under this arrangement with Nordea Bank, which expires in February 2019, the company can sell up to, at any point in time, €80 million ($91 million) of eligible trade receivables. The amount of eligible receivables sold may exceed Nordea Bank’s commitment at Nordea Bank’s discretion. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €38 million ($43 million) and €39 million ($44 million) of this accounts receivable factoring facility as of June 30, 2017 and September 30, 2016, respectively.
United Kingdom Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. Under this arrangement with Nordea Bank, which expires in February 2018, the company can sell up to, at any point in time, €25 million ($29 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €4 million ($5 million) and €6 million ($6 million) of this accounts receivable factoring facility as of June 30, 2017 and September 30, 2016, respectively. The agreement is subject to standard terms and conditions for these types of arrangements, including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
Italy Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. On June 13, 2017, Meritor extended this Italy factoring facility with Nordea Bank until June 18, 2022, with all other terms of the agreement remaining unchanged. Under this arrangement, the company can sell up to, at any point in time, €30 million ($34 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the condensed consolidated balance sheet. The company had utilized €29 million ($33 million) and €22 million ($24 million) of this accounts receivable factoring facility as of June 30, 2017 and September 30, 2016, respectively. The agreement is subject to standard terms and conditions for these types of arrangements, including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
In addition to the above facilities, a number of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the condensed consolidated balance sheet. The amount of factored receivables excluded from accounts receivable under these arrangements was $21 million and $10 million at June 30, 2017 and September 30, 2016, respectively.
Total costs associated with all of the off-balance sheet arrangements described above were $2 million in the three months ended June 30, 2017 and 2016, and $4 million and $6 million in the nine months ended June 30, 2017 and 2016, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
On-balance sheet arrangements
The company has a $100 million U.S. accounts receivables securitization facility, which expires December 2019. The maximum permitted priority debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (“ARC”), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company’s U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the condensed consolidated balance sheet. At June 30, 2017 and September 30, 2016, no amounts, including letters of credit, were outstanding under this program. This securitization program contains a cross default to the revolving credit facility. At certain times during any given month, the company may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, the company would then typically utilize the cash received from customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, the company may borrow under this program amounts exceeding the amounts shown as outstanding at fiscal quarter ends.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Operating Cash Flows
The reconciliation of net income to cash flows provided by operating activities is as follows (in millions):

	Nine Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$90	$101
Less: Loss from discontinued operations, net of tax	(1)	(4)
Income from continuing operations	91	105
Adjustments to income from continuing operations to arrive at cash provided by operating activities:
Depreciation and amortization	55	48
Deferred income tax expense	19	2
Restructuring costs	4	9
Asset impairment charges	2	—
Gain on sale of property	—	(2)
Equity in earnings of affiliates	(32)	(26)
Pension and retiree medical expense	11	15
Other adjustments to income from continuing operations	12	5
Dividends received from equity method investments	25	29
Pension and retiree medical contributions	(28)	(32)
Restructuring payments	(11)	(8)
Changes in off-balance sheet accounts receivable factoring	62	(30)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations	(73)	31
Operating cash flows provided by continuing operations	137	146
Operating cash flows used for discontinued operations	(1)	(2)
CASH PROVIDED BY OPERATING ACTIVITIES	$136	$144
11. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	June 30, 2017	September 30, 2016
Finished goods	$142	$125
Work in process	33	26
Raw materials, parts and supplies	185	165
Total	$360	$316

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Other Current Assets
     Other current assets are summarized as follows (in millions):

	June 30, 2017	September 30, 2016
Asbestos-related recoveries (see Note 20)	$10	$10
Prepaid and other	27	23
Other current assets	$37	$33
13. Net Property
     Net property is summarized as follows (in millions):

	June 30, 2017	September 30, 2016
Property at cost:
Land and land improvements	$29	$30
Buildings	234	231
Machinery and equipment	867	839
Company-owned tooling	122	113
Construction in progress	38	56
Total	1,290	1,269
Less: accumulated depreciation	(860)	(830)
Net property	$430	$439
14. Other Assets
     Other assets are summarized as follows (in millions):

	June 30, 2017	September 30, 2016
Investments in non-consolidated joint ventures	$108	$100
Asbestos-related recoveries (see Note 20)	44	49
Unamortized revolver debt issuance costs	8	7
Capitalized software costs, net	28	29
Non-current deferred income tax assets, net	395	413
Assets for uncertain tax positions	37	35
Prepaid pension costs	138	123
Other	5	4
Other assets	$763	$760
In accordance with FASB ASC Topic 350-40, costs relating to internally developed or purchased software in the preliminary project stage and the post-implementation stage are expensed as incurred. Costs in the application development stage that meet the criteria for capitalization are capitalized and amortized using the straight-line basis over the estimated economic useful life of the software.
The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At June 30, 2017 and September 30, 2016, the company’s investment in the joint venture was $48 million and $45 million, respectively.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Other Current Liabilities
     Other current liabilities are summarized as follows (in millions):

	June 30, 2017	September 30, 2016
Compensation and benefits	$121	$115
Income taxes	4	8
Taxes other than income taxes	24	21
Accrued interest	15	14
Product warranties	18	18
Environmental reserves (see Note 20)	5	7
Restructuring (see Note 7)	7	14
Asbestos-related liabilities (see Note 20)	18	18
Indemnity obligations (see Note 20)	2	2
Other	63	51
Other current liabilities	$277	$268
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
A summary of the changes in product warranties is as follows (in millions):

	Nine Months Ended June 30,
	2017	2016
Total product warranties – beginning of period	$44	$48
Accruals for product warranties	8	11
Payments	(10)	(13)
Change in estimates and other	1	(1)
Total product warranties – end of period	43	45
Less: Non-current product warranties	(25)	(27)
Product warranties – current	$18	$18
16. Other Liabilities
Other liabilities are summarized as follows (in millions):

	June 30, 2017	September 30, 2016
Asbestos-related liabilities (see Note 20)	$122	$136
Restructuring (see Note 7)	1	2
Non-current deferred income tax liabilities	13	12
Liabilities for uncertain tax positions	15	16
Product warranties (see Note 15)	25	26
Environmental (see Note 20)	6	6
Indemnity obligations (see Note 20)	11	11
Other	27	29
Other liabilities	$220	$238

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. Long-Term Debt
     Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	June 30, 2017	September 30, 2016
4.0 percent convertible notes due 2027(1)(3)	$142	$142
7.875 percent convertible notes due 2026(1)(4)	131	129
6.75 percent notes due 2021(2)(5)	271	271
6.25 percent notes due 2024(2)(6)	443	442
Capital lease obligation	13	16
Export financing arrangements and other	—	10
Unamortized discount on convertible notes (7)	(10)	(14)
Subtotal	990	996
Less: current maturities	(132)	(14)
Long-term debt	$858	$982
(1) The 4.0 percent convertible notes due 2027 and 7.875 percent convertible notes due 2026 contain a put and call feature, which allows for earlier redemption beginning in 2019 and 2020, respectively.
(2) The 6.75 percent notes and 6.25 percent notes contain a call option, which allows for early redemption.
(3) The 4.0 percent convertible notes due 2027 are presented net of $1 million unamortized issuance costs as of June 30, 2017 and September 30, 2016.
(4) The 7.875 percent convertible notes due 2026 are presented net of $2 million unamortized issuance costs as of June 30, 2017 and September 30, 2016, and $7 million and $9 million original issuance discount as of June 30, 2017 and September 30, 2016, respectively.
(5) The 6.75 percent notes due 2021 are presented net of $4 million unamortized issuance costs as of June 30, 2017 and September 30, 2016.
(6) The 6.25 percent notes due 2024 are presented net of $7 million and $8 million unamortized issuance costs as of June 30, 2017 and September 30, 2016, respectively.
(7) The carrying amount of the equity component related to convertible debt.

Convertible Notes Due 2026
The 7.875 percent convertible notes due 2026 (the “2026 Notes”) were classified as current as of June 30, 2017 and noncurrent as of September 30, 2016 as the holders of the company's 2026 Notes are entitled to convert all or a portion of their 2026 Notes at any time beginning July 1, 2017 and prior to the close of business on September 29, 2017 at a rate of 83.3333 shares of common stock per $1,000 principal amount at maturity of the 2026 Notes (representing a conversion price of approximately $12.00 per share). The 2026 Notes are convertible as the closing price of shares of the company's common stock for at least 20 trading days during the 30 consecutive trading-day period ending on June 30, 2017 was greater than 120% of the $12.00 conversion price associated with the 2026 Notes.
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
As a result of the 2026 Notes becoming currently convertible for cash up to the principal amount of $140 million at the holder's option, $12 million of permanent equity was reclassified as mezzanine equity.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total priority debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement.
The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At June 30, 2017, the revolving credit facility was collateralized by approximately $774 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company’s current corporate credit rating. At June 30, 2017, the margin over LIBOR rate was 300 basis points and the commitment fee was 45 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 200 basis points.
Certain of the company’s subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly held notes outstanding under the company’s indentures (see Note 23).
No borrowings were outstanding under the revolving credit facility at June 30, 2017 and September 30, 2016. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At June 30, 2017 and September 30, 2016, there were no letters of credit outstanding under the revolving credit facility.

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

Capital Leases
On March 20, 2012, the company entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, the company can request financing from Wells Fargo Equipment Finance (“Wells Fargo”) for progress payments for equipment under construction, not to exceed $10 million at any time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, the company can also enter into lease arrangements with Wells Fargo for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. The company had $3 million and $7 million outstanding under this capital lease arrangement as of June 30, 2017 and September 30, 2016, respectively. In addition, the company had another $10 million and $9 million outstanding through other capital lease arrangements at June 30, 2017 and September 30, 2016, respectively.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Letter of Credit Facilities
On February 21, 2014, the company entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, which expires in March 2019, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $25 million. This facility contains covenants and events of default generally similar to those existing in the company’s public debt indentures. There were $18 million and $23 million of letters of credit outstanding under this facility at June 30, 2017 and September 30, 2016, respectively. The company had another $5 million of letters of credit outstanding through other letter of credit facilities at June 30, 2017 and September 30, 2016.

Export Financing Arrangements
The company entered into a number of export financing arrangements through its Brazilian subsidiary during fiscal year 2014.  The export financing arrangements were issued under an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs. The arrangements bore interest at 5.5 percent and had maturity dates in 2017. These financing arrangements were paid off at maturity, as of March 31, 2017. There was $9 million outstanding under these arrangements at September 30, 2016.

Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million per bank. As of June 30, 2017 and September 30, 2016, the company had $16 million and $10 million, respectively, outstanding under this program at more than one bank.
18. Financial Instruments
Fair values of financial instruments are summarized as follows (in millions):

	June 30, 2017		September 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$231	$231	$160	$160
Short-term debt	132	245	14	14
Long-term debt	858	912	982	1,051
Foreign exchange forward contracts (other assets)	—	—	1	1
Foreign exchange forward contracts (other liabilities)	—	—	2	2
Short-term foreign currency option contracts (other assets)	1	1	—	—
Long-term foreign currency option contracts (other assets)	1	1	2	2

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	June 30, 2017			September 30, 2016
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Asset
Foreign exchange forward contract	1	(1)	—	1	—	1
Derivative Liabilities
Foreign exchange forward contract	1	(1)	—	2	—	2

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Fair value of financial instruments by the valuation hierarchy at June 30, 2017 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$231	$—	$—
Short-term debt	—	241	4
Long-term debt	—	903	9
Foreign exchange forward contracts (asset)	—	—	—
Foreign exchange forward contracts (liability)	—	—	—
Short-term foreign currency option contracts (asset)	—	—	1
Long-term foreign currency option contracts (asset)	—	—	1
Fair value of financial instruments by the valuation hierarchy at September 30, 2016 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$160	$—	$—
Short-term debt	—	—	14
Long-term debt	—	1,040	11
Foreign exchange forward contracts (asset)	—	1	—
Foreign exchange forward contracts (liability)	—	2	—
Short-term foreign currency option contracts (asset)	—	—	—
Long-term foreign currency option contracts (asset)	—	—	2
The tables below provide a reconciliation of changes in fair value of the Level 3 financial assets and liabilities measured at fair value in the condensed consolidated balance sheet for the three and nine months ended June 30, 2017 and 2016, respectively. No transfers of assets between any of the Levels occurred during these periods.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three months ended June 30, 2017 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of March 31, 2017	$3	$2	$5
Total unrealized gains (losses):
Included in other income	—	—	—
Included in cost of sales	(1)	—	(1)
Total realized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	1	1
Settlements	(2)	(1)	(3)
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	1	(1)	—
Fair Value as of June 30, 2017	$1	$1	$2

Three months ended June 30, 2016 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of March 31, 2016	$—	$—	$—
Total unrealized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Total realized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Settlements	—	—	—
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	—	—	—
Fair Value as of June 30, 2016	$—	$—	$—

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nine months ended June 30, 2017 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2016	$—	$2	$2
Total unrealized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	2	2
Total realized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	1	1
Settlements	(2)	(1)	(3)
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	3	(3)	—
Fair Value as of June 30, 2017	$1	$1	$2

Nine months ended June 30, 2016 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2015	$1	$1	$2
Total unrealized gains (losses):
Included in other income	(2)	—	(2)
Included in cost of sales	—	(1)	(1)
Total realized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	1	—	1
Settlements	—	—	—
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	—	—	—
Fair Value as of June 30, 2016	$—	$—	$—
(1) Transfers as of the last day of the reporting period.
Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents as of June 30, 2017 or September 30, 2016.
     Short- and long-term debt — Fair values are based on transaction prices at public exchange for publicly traded debt. For debt instruments that are not publicly traded, fair values are based on interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms and remaining maturities.
Foreign exchange forward contracts — The company uses foreign exchange forward purchase and sale contracts with terms of one year or less to hedge its exposure to changes in foreign currency exchange rates. As of June 30, 2017 and September 30, 2016, the notional amount of the company's foreign exchange forward contracts outstanding was $125 million and $190 million, respectively. The fair value of foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. For derivative instruments that are designated and qualify as a cash flow hedge, the

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss in the statement of shareholders’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings.
Foreign currency option contracts — The company uses option contracts to mitigate foreign currency exposure on expected future Indian rupee denominated purchases. In the fourth quarter of fiscal year 2016, the company entered into a new series of foreign currency option contracts with effective dates from the start of the first quarter of fiscal year 2017 through the end of fiscal year 2018. In the third quarter of fiscal year 2017, the company monetized certain foreign currency options maturing in fiscal year 2018 and entered into a new series of foreign currency option contracts with effective dates from the start of the first quarter of fiscal year 2018 through the end of fiscal year 2019. As of June 30, 2017 and September 30, 2016, the notional amount of the company's Indian rupee foreign exchange contracts outstanding was $141 million and $174 million, respectively. The fair value of the foreign currency option contracts is based on a third-party proprietary model, which incorporates inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates and time utilizing market instruments with similar quality and maturity characteristics. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.
Also, in fiscal year 2015, the company entered into a series of foreign currency contracts with total notional amounts of $30 million and $27 million to mitigate the risk of volatility in the translation of Swedish krona and euro earnings to U.S. dollars, respectively. During the first quarter of fiscal year 2016, the company entered into additional foreign currency contracts with total notional amounts of $19 million and $21 million to mitigate the risk of volatility in the translation of Swedish krona and euro earnings to U.S. dollars, respectively. During the third quarter of fiscal year 2017, the company entered into additional foreign currency contracts with a total notional amount of $35 million to mitigate the risk of volatility in the translation of euro earnings to U.S. dollars. These foreign currency option contracts did not qualify for a hedge accounting election. As of June 30, 2017 and September 30, 2016, there were no Swedish krona foreign currency option contracts outstanding. As of June 30, 2017, the notional amount of the company's euro foreign currency option contracts outstanding was $20 million. Changes in fair value associated with these contracts were recorded in other income, net, in the consolidated statement of operations.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19. Retirement Benefit Liabilities
Retirement benefit liabilities consisted of the following (in millions):

	June 30, 2017	September 30, 2016
Retiree medical liability	$432	$447
Pension liability	261	283
Other	13	13
Subtotal	706	743
Less: current portion (included in compensation and benefits, Note 15)	(39)	(40)
Retirement benefits	$667	$703
The components of net periodic pension and retiree medical expense included in continuing operations for the three months ended June 30 are as follows (in millions):

	2017		2016
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$13	$4	$16	$4
Assumed return on plan assets	(24)	—	(24)	—
Amortization of prior service costs	—	(1)	—	—
Recognized actuarial loss	8	4	6	3
Total expense (income)	$(3)	$7	$(2)	$7

The components of net periodic pension and retiree medical expense included in continuing operations for the nine months ended June 30 are as follows (in millions):

	2017		2016
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$39	$11	$49	$13
Assumed return on plan assets	(71)	—	(74)	—
Amortization of prior service costs	—	(2)	—	—
Recognized actuarial loss	23	11	18	9
Total expense (income)	$(9)	$20	$(7)	$22
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at June 30, 2017 to be approximately $8 million, of which $2 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.
     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at June 30, 2017 to be approximately $27 million, of which $9 million is probable and recorded as a liability.
     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 1.0 to 3.0 percent and is approximately $7 million at June 30, 2017. The undiscounted estimate of these costs is approximately $8 million.
     The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning balance at September 30, 2016	$2	$11	$13
Payments and other	—	(4)	(4)
Accruals	—	2	2
Balance at June 30, 2017	$2	$9	$11
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
In April 2016, the company was served with several complaints filed against the company and other defendants in the United States District Court for the Northern District of Mississippi. The complaints were amended in July 2016.  These complaints allege damages, including diminution of property value, concealment/fraud and emotional distress resulting from alleged environmental pollution in and around a neighborhood in Grenada, Mississippi. Rockwell owned and operated a facility near the neighborhood from 1965 to 1985. The company filed answers to the complaints in July 2016. In May 2017, the company was served with a complaint filed against the company and other defendants by the Mississippi Attorney General in the Chancery Court of Grenada County, Mississippi.  The complaint alleges that operations at the above-referenced Grenada facility caused contamination of off-site groundwater and surface waters. Subsequently, the company removed this action to the United States District Court for the Northern District of Mississippi.The company intends to defend itself vigorously against these claims. The company believes at this time that liabilities associated with this case, while possible, are not probable and estimable, and therefore has not recorded any accrual for them as of June 30, 2017. Further, a reasonably possible range of loss cannot be estimated at this time.

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
Maremont had approximately 4,200 and 5,800 pending asbestos-related claims at June 30, 2017 and September 30, 2016, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, the total number of claims filed is not necessarily the most meaningful factor in determining Maremont's asbestos-related liability.
     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	June 30, 2017	September 30, 2016
Pending and future claims	$70	$70
Billed but unpaid claims	3	2
Asbestos-related liabilities	$73	$72
Asbestos-related insurance recoveries	$27	$32
A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities, with the majority of the amounts recorded in Other Assets and Liabilities (see Note 12, Note 14, Note 15 and Note 16).
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
     As of September 30, 2016, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Maremont’s obligation for asbestos personal injury claims over the next ten years of $70 million to $83 million. After consultation with Bates White, management recognized a liability of $70 million as of each of June 30, 2017 and September 30, 2016 for pending and future claims over the next ten years. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Maremont has recognized incremental insurance receivables associated with recoveries expected for asbestos-related liabilities as the estimate of asbestos-related liabilities for pending and future claims changes.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recoveries: Maremont has historically had insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The insurance receivable related to asbestos-related liabilities was $27 million and $32 million as of June 30, 2017 and September 30, 2016, respectively. The receivable is for coverage provided by one insurance carrier based on a coverage-in-place agreement. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next ten years. The difference between the estimated liability and insurance receivable is primarily related to exhaustion of settled insurance coverage within the forecasted period.
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
     Rockwell International (“Rockwell”) — ArvinMeritor, Inc. (“AM”), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. Rockwell had approximately 1,600 and 3,200 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at June 30, 2017 and September 30, 2016, respectively.
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
     The Rockwell legacy asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	June 30, 2017	September 30, 2016
Pending and future claims	$60	$60
Billed but unpaid claims	4	1
Asbestos-related liabilities	$64	$61
Asbestos-related insurance recoveries	$27	$27
Pending and Future Claims: The company engaged Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. As of September 30, 2016, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Rockwell’s obligation for asbestos personal injury claims over the next

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ten years of $60 million to $75 million. After consultation with Bates White, management recognized a liability for the pending and future claims over the next ten years of $60 million as of each of June 30, 2017 and September 30, 2016. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.
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
Recoveries: Rockwell has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. In 2004, the company initiated litigation against certain of these carriers to enforce the insurance policies. During the third quarter of fiscal year 2016, the company reached a settlement, relating to certain proofs of claim filed by the company under certain insurance policies, with an insolvent insurer for $5.5 million (the "allowed claim"). On June 17, 2016, the company entered into an assignment of claim (the "Assignment”) with Macquarie Bank to assign the allowed claim the company had against the insolvent insurer. The Assignment was approved by the liquidator, which resulted in the company receiving $3 million in the third quarter of fiscal year 2016. During the fourth quarter of fiscal year 2016, the company executed settlement agreements with two of these carriers, thereby resolving the litigation against those particular carriers. Pursuant to the terms of one of those settlement agreements, in the fourth quarter of fiscal year 2016 the company received $32 million in cash from an insurer, of which $10 million was recognized as a reduction in asbestos expense, and $22 million was recorded as a liability to the insurance carrier as it is required to be returned to the carrier if additional asbestos liability is not ultimately incurred. During the first nine months of fiscal year 2017, Rockwell recognized an additional $12 million of the cash settlement proceeds as a reduction in asbestos expense. Pursuant to the terms of a second settlement agreement, in the fourth quarter of fiscal year 2016 the company recorded a $12 million receivable to reflect expected reimbursement of future defense and indemnity payments under a coverage-in-place arrangement with that insurer. In addition to the coverage provided from the settlement agreements executed during the fourth quarter of fiscal year 2016, the company continues to maintain a receivable of $6 million related to a previously executed coverage-in-place arrangement with other insurers. The insurance receivable for Rockwell's asbestos-related liabilities totaled $27 million as of each of June 30, 2017 and September 30, 2016. Included in these amounts are insurance receivables of $9 million as of each of June 30, 2017 and September 30, 2016, which are associated with policies in dispute and have been fully reserved.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At each of June 30, 2017 and September 30, 2016, the remaining estimated liability for this matter was approximately $11 million.
   In connection with the sale of its interest in MSSC in October 2009, the company provided certain indemnities to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. At June 30, 2017 and September 30, 2016, the company's remaining exposure was approximately $1 million, which is included in other liabilities in the condensed consolidated balance sheet.
The company is not aware of any other claims or other information that would give rise to material payments under such indemnifications.
Other
The company identified certain sales transactions for which value-added tax was potentially required to be remitted to certain tax jurisdictions for tax years 2009 through 2016. At June 30, 2017 and September 30, 2016, the company’s estimate of the probable liability was $11 million and $10 million, respectively.

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

On July 5, 2017, the company's subsidiary Meritor Heavy Vehicle Systems, LLC fully and finally resolved all claims with respect to its various legal proceedings with Sistemas Automotrices de Mexico, S.A. de C.V. (“Sisamex”), its Mexican joint venture with Quimmco, S.A. de C.V. ("Quimmco"), that were originally filed in 2014 in the District Court for the Northern District of Illinois regarding Sisamex’s rights to manufacture certain products and the components thereof for sale in Mexico.  The parties entered into a confidential settlement agreement and release pursuant to which the parties agreed to dismiss, with prejudice, all of the legal proceedings between them and Meritor agreed to pay Quimmco a settlement of $10 million, consistent with the reserve recorded as of June 30, 2017.

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

21. Shareholders' Equity
Common Stock and Debt Repurchase Authorizations
  On July 21, 2016, the Board of Directors authorized the repurchase of up to $100 million of the company’s common stock and up to $150 million aggregate principal amount of any of the company’s debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and the company's debt covenants. As of June 30, 2017, an insignificant amount of repurchases had been made under these authorizations.
Accumulated Other Comprehensive Loss (“AOCL”)
The components of AOCL and the changes in AOCL by components, net of tax, for three months ended June 30, 2017 and 2016 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at March 31, 2017	$(75)	$(718)	$(1)	$(794)
Other comprehensive income (loss) before reclassification	17	—	(2)	15
Amounts reclassified from accumulated other comprehensive loss	—	11	—	11
Net current-period other comprehensive income (loss)	$17	$11	$(2)	$26
Balance at June 30, 2017	$(58)	$(707)	$(3)	$(768)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(1)	(a)
Actuarial losses	$12	(a)
	11	Total before tax
	(3)	Tax benefit
Total reclassifications for the period	$8	Net of tax

(a)  These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 19 for additional details), which is recorded in cost of sales and selling, general and administrative expenses.

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

The components of AOCL and the changes in AOCL by components, net of tax, for nine months ended June 30, 2017 and 2016 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at September 30, 2016	$(66)	$(740)	$(3)	$(809)
Other comprehensive income (loss) before reclassification	8	1	—	9
Amounts reclassified from accumulated other comprehensive loss	—	32	—	32
Net current-period other comprehensive income (loss)	$8	$33	$—	$41
Balance at June 30, 2017	$(58)	$(707)	$(3)	$(768)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(2)	(a)
Actuarial losses	34	(a)
	32	Total before tax
	(10)	Tax benefit
Total reclassifications for the period	$22	Net of tax

(a)  These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 19 for additional details), which is recorded in cost of sales and selling, general and administrative expenses.

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Actuarial losses	$27	(b)
	27	Total before tax
	—	Tax expense
Total reclassifications for the period	$27	Net of tax

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
      The company has two reportable segments at June 30, 2017, as follows:

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Segment information is summarized as follows (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Eliminations	Total
Three Months Ended June 30, 2017
External Sales	$704	$216	$—	$920
Intersegment Sales	24	12	(36)	—
Total Sales	$728	$228	$(36)	$920
Three Months Ended June 30, 2016
External Sales	$623	$218	$—	$841
Intersegment Sales	17	9	(26)	—
Total Sales	$640	$227	$(26)	$841

	Commercial Truck & Industrial	Aftermarket & Trailer	Eliminations	Total
Nine Months Ended June 30, 2017
External Sales	$1,826	$599	$—	$2,425
Intersegment Sales	61	28	(89)	—
Total Sales	$1,887	$627	$(89)	$2,425
Nine Months Ended June 30, 2016
External Sales	$1,846	$625	$—	$2,471
Intersegment Sales	58	23	(81)	—
Total Sales	$1,904	$648	$(81)	$2,471

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Segment adjusted EBITDA:
Commercial Truck & Industrial	$75	$61	$171	$169
Aftermarket & Trailer	26	38	78	86
Segment adjusted EBITDA	101	99	249	255
Unallocated legacy and corporate income (expense), net (1)	2	(3)	—	(2)
Interest expense, net	(21)	(20)	(63)	(63)
Provision for income taxes	(11)	(8)	(30)	(22)
Depreciation and amortization	(18)	(17)	(55)	(48)
Noncontrolling interests	(3)	(1)	(5)	(2)
Loss on sale of receivables	(2)	(2)	(4)	(6)
Asset impairment charges	1	—	(2)	—
Restructuring costs	—	(6)	(4)	(9)
Income from continuing operations attributable to Meritor, Inc.	$49	$42	$86	$103

(1)
Unallocated legacy and corporate income (expense), net represents items that are not directly related to the company's business segments. These items primarily include asbestos-related charges and settlements, pension and retiree medical costs associated with sold businesses, and other legacy costs for environmental and product liability.

	June 30, 2017	September 30, 2016
Segment Assets:
Commercial Truck & Industrial	$1,618	$1,433
Aftermarket & Trailer	466	436
Total segment assets	2,084	1,869
Corporate (1)	916	845
Less: Accounts receivable sold under off-balance sheet factoring programs(2)	(288)	(220)
Total assets	$2,712	$2,494

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(2)
At June 30, 2017 and September 30, 2016, segment assets include $288 million and $220 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 9). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended June 30, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$528	$392	$—	$920
Subsidiaries	—	33	77	(110)	—
Total sales	—	561	469	(110)	920
Cost of sales	(13)	(480)	(395)	110	(778)
GROSS MARGIN	(13)	81	74	—	142
Selling, general and administrative	(34)	(14)	(25)	—	(73)
Restructuring costs	—	1	(1)	—	—
Other operating income (expense), net	(1)	—	1	—	—
OPERATING INCOME (LOSS)	(48)	68	49	—	69
Other income (expense), net	12	(7)	(4)	—	1
Equity in earnings of affiliates	—	12	2	—	14
Interest income (expense), net	(32)	8	3	—	(21)
INCOME (LOSS) BEFORE INCOME TAXES	(68)	81	50	—	63
Benefit (provision) for income taxes	19	(21)	(9)	—	(11)
Equity income from continuing operations of subsidiaries	98	34	—	(132)	—
INCOME FROM CONTINUING OPERATIONS	49	94	41	(132)	52
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	—	—	—	(1)
NET INCOME	48	94	41	(132)	51
Less: Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$48	$94	$38	$(132)	$48

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$48	$94	$41	$(132)	$51
Other comprehensive income, net of tax	26	—	18	(18)	26
Total comprehensive income	74	94	59	(150)	77
Less: Comprehensive loss (income) attributable to noncontrolling interests	1	—	(4)	—	(3)
Comprehensive income attributable to Meritor, Inc.	$75	$94	$55	$(150)	$74

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended June 30, 2016
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$410	$431	$—	$841
Subsidiaries	—	30	14	(44)	—
Total sales	—	440	445	(44)	841
Cost of sales	(14)	(361)	(383)	44	(714)
GROSS MARGIN	(14)	79	62	—	127
Selling, general and administrative	(23)	(20)	(16)	—	(59)
Restructuring costs	—	(3)	(3)	—	(6)
Other operating income, net	—	—	—	—	—
OPERATING INCOME (LOSS)	(37)	56	43	—	62
Other income (expense), net	8	(48)	40	—	—
Equity in earnings of affiliates	—	8	1	—	9
Interest income (expense), net	(29)	8	1	—	(20)
INCOME (LOSS) BEFORE INCOME TAXES	(58)	24	85	—	51
Provision for income taxes	(1)	—	(7)	—	(8)
Equity income from continuing operations of subsidiaries	101	74	—	(175)	—
INCOME FROM CONTINUING OPERATIONS	42	98	78	(175)	43
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	—	—	—	(1)
NET INCOME	41	98	78	(175)	42
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$41	$98	$77	$(175)	$41

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30, 2016
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$41	$98	$78	$(175)	$42
Other comprehensive income (loss)	—	44	(50)	6	—
Total comprehensive income	41	142	28	(169)	42
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income attributable to Meritor, Inc.	$41	$142	$27	$(169)	$41

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,244	$1,181	$—	$2,425
Subsidiaries	—	89	103	(192)	—
Total sales	—	1,333	1,284	(192)	2,425
Cost of sales	(42)	(1,122)	(1,101)	192	(2,073)
GROSS MARGIN	(42)	211	183	—	352
Selling, general and administrative	(77)	(67)	(48)	—	(192)
Restructuring costs	2	(1)	(5)	—	(4)
Other operating expense, net	(3)	—	(2)	—	(5)
OPERATING INCOME (LOSS)	(120)	143	128	—	151
Other income (expense), net	36	(12)	(23)	—	1
Equity in earnings of affiliates	—	27	5	—	32
Interest income (expense), net	(99)	27	9	—	(63)
INCOME (LOSS) BEFORE INCOME TAXES	(183)	185	119	—	121
Benefit (provision) for income taxes	54	(56)	(28)	—	(30)
Equity income from continuing operations of subsidiaries	215	75	—	(290)	—
INCOME FROM CONTINUING OPERATIONS	86	204	91	(290)	91
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	—	—	—	(1)
NET INCOME	85	204	91	(290)	90
Less: Net income attributable to noncontrolling interests	—	—	(5)	—	(5)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$85	$204	$86	$(290)	$85

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$85	$204	$91	$(290)	$90
Other comprehensive income, net of tax	40	2	12	(14)	40
Total comprehensive income	125	206	103	(304)	130
Less: Comprehensive loss (income) attributable to noncontrolling interests	1	—	(5)	—	(4)
Comprehensive income attributable to Meritor, Inc.	$126	$206	$98	$(304)	$126

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2016
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,247	$1,224	$—	$2,471
Subsidiaries	—	85	46	(131)	—
Total sales	—	1,332	1,270	(131)	2,471
Cost of sales	(40)	(1,107)	(1,103)	131	(2,119)
GROSS MARGIN	(40)	225	167	—	352
Selling, general and administrative	(62)	(62)	(51)	—	(175)
Restructuring costs	—	(4)	(5)	—	(9)
Other operating expense, net	(3)	—	—	—	(3)
OPERATING INCOME (LOSS)	(105)	159	111	—	165
Other income (expense), net	42	(57)	14	—	(1)
Equity in earnings of affiliates	—	24	2	—	26
Interest income (expense), net	(88)	23	2	—	(63)
INCOME (LOSS) BEFORE INCOME TAXES	(151)	149	129	—	127
Provision for income taxes	(1)	—	(21)	—	(22)
Equity income from continuing operations of subsidiaries	255	95	—	(350)	—
INCOME FROM CONTINUING OPERATIONS	103	244	108	(350)	105
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(4)	(5)	(4)	9	(4)
NET INCOME	99	239	104	(341)	101
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$99	$239	$102	$(341)	$99

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2016
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$99	$239	$104	$(341)	$101
Other comprehensive income (loss), net of tax	24	56	(52)	(4)	24
Total comprehensive income	123	295	52	(345)	125
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive income attributable to Meritor, Inc.	$123	$295	$50	$(345)	$123

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	June 30, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents (1)	$150	$4	$77	$—	$231
Receivables trade and other, net (1)	1	43	456	—	500
Inventories (1)	—	165	195	—	360
Other current assets	5	14	18	—	37
TOTAL CURRENT ASSETS	156	226	746	—	1,128
NET PROPERTY (1)	21	201	208	—	430
GOODWILL (1)	—	219	172	—	391
OTHER ASSETS	437	129	197	—	763
INVESTMENTS IN SUBSIDIARIES	2,866	769	—	(3,635)	—
TOTAL ASSETS	$3,480	$1,544	$1,323	$(3,635)	$2,712
CURRENT LIABILITIES:
Short-term debt	$128	$3	$1	$—	$132
Accounts and notes payable (1)	51	230	321	—	602
Other current liabilities	103	70	104	—	277
TOTAL CURRENT LIABILITIES	282	303	426	—	1,011
LONG-TERM DEBT	850	1	7	—	858
RETIREMENT BENEFITS	645	—	22	—	667
INTERCOMPANY PAYABLE (RECEIVABLE)	1,744	(1,966)	222	—	—
OTHER LIABILITIES	31	146	43	—	220
MEZZANINE EQUITY	12	—	—	—	12
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(84)	3,060	575	(3,635)	(84)
NONCONTROLLING INTERESTS (1)	—	—	28	—	28
TOTAL LIABILITIES, MEZZANINE EQUITY AND DEFICIT	$3,480	$1,544	$1,323	$(3,635)	$2,712

(1) As of June 30, 2017, Assets and Liabilities held for sale were: (i) $1 million Cash and cash equivalents; (ii) $11 million Receivables, trade and other, net; (iii) $2 million Inventories; (iv) $3 million Net property; (v) $1 million Goodwill; (vi) $10 million Accounts and notes payable; and (vii) $2 million Noncontrolling interests. These assets and liabilities held for sale are included in the Non-Guarantors column.

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

(1) As of September 30, 2016, Assets and Liabilities held for sale were: (i) $1 million Cash and cash equivalents; (ii) $8 million Receivables, trade and other, net; (iii) $1 million Inventories; (iv) $5 million Net property; (v) $5 million Accounts and notes payable; and (vi) $3 million Noncontrolling interests. These assets and liabilities held for sale are included in the Non-Guarantors column.

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(24)	$28	$132	$—	$136
INVESTING ACTIVITIES
Capital expenditures	(8)	(27)	(17)	—	(52)
Net investing cash flows provided by discontinued operations	—	2	—	—	2
CASH USED FOR INVESTING ACTIVITIES	(8)	(25)	(17)	—	(50)
FINANCING ACTIVITIES
Debt issuance costs	(4)	—	—	—	(4)
Intercompany advances	96	—	(96)	—	—
Other financing activities	—	(3)	(9)	—	(12)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	92	(3)	(105)	—	(16)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1	—	1
CHANGE IN CASH AND CASH EQUIVALENTS	60	—	11	—	71
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	90	4	66	—	160
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$150	$4	$77	$—	$231

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2016
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$124	$25	$(5)	$—	$144
INVESTING ACTIVITIES
Capital expenditures	(16)	(29)	(21)	—	(66)
Other investing activities	—	4	(1)	—	3
Net investing cash flows provided by discontinued operations	—	1	3	—	4
CASH USED FOR INVESTING ACTIVITIES	(16)	(24)	(19)	—	(59)
FINANCING ACTIVITIES
Repayment of notes	(55)	—	—	—	(55)
Repurchase of common stock	(81)	—	—	—	(81)
Intercompany advances	(10)	—	10	—	—
Other financing activities	—	(4)	(11)	—	(15)
CASH USED FOR FINANCING ACTIVITIES	(146)	(4)	(1)	—	(151)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	2	—	2
CHANGE IN CASH AND CASH EQUIVALENTS	(38)	(3)	(23)	—	(64)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	73	6	114	—	193
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35	$3	$91	$—	$129

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As of June 30, 2017 and September 30, 2016, Parent-only obligations included $672 million and $708 million of pension and retiree medical benefits, respectively (see Note 19). All debt is debt of the Parent other than $12 million and $24 million at June 30, 2017 and September 30, 2016, respectively (see Note 17), and is primarily related to capital lease obligations and lines of credit. There were $1 million and $18 million of cash dividends paid to the Parent by subsidiaries and investments accounted for by the equity method for the nine months ended June 30, 2017 and June 30, 2016, respectively.

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
3rd Quarter Fiscal Year 2017 Results
Our sales for the third quarter of fiscal year 2017 were $920 million, an increase compared to $841 million in the same period in the prior fiscal year. The increase in sales was primarily driven by increased production in North America, Europe and China and new business wins.
Net income attributable to Meritor for the third quarter of fiscal year 2017 was $48 million compared to $41 million in the same period in the prior fiscal year. Higher net income year over year was driven primarily by increased revenue and continued material performance.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the third quarter of fiscal year 2017 was $103 million compared to $96 million in the same period in the prior fiscal year. Our Adjusted EBITDA margin (see Non-GAAP Financial Measures below) in the third quarter of fiscal year 2017 was 11.2 percent compared to 11.4 percent in the same period a year ago. Adjusted EBITDA increased year over year as higher revenue and continued material performance more than offset higher variable compensation accruals. Also in the prior year, we recognized approximately $6 million related to a favorable supplier litigation settlement (see Note 20 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).
Net income from continuing operations attributable to the company for the third quarter of fiscal year 2017 was $49 million compared to $42 million in the same period in the prior fiscal year. Adjusted income from continuing operations attributable to the company (see Non-GAAP Financial Measures below) for the third quarter of fiscal year 2017 was $60 million compared to $52 million in the same period in the prior fiscal year.
Cash provided by operating activities was $106 million in the third quarter of fiscal year 2017 compared to cash flows provided by operating activities of $105 million in the third quarter of fiscal year 2016.
Trends and Uncertainties
     Industry Production Volumes
     The following table reflects estimated on-highway commercial truck production volumes for selected original equipment (OE) markets for the three and nine months ended June 30, 2017 and 2016 based on available sources and management’s estimates.

	Three Months Ended June 30,		Percent	Nine Months Ended June 30,		Percent
	2017	2016	Change	2017	2016	Change
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	66	63	5%	164	199	(18)%
North America, Medium-Duty Trucks	67	63	6%	184	187	(2)%
North America, Trailers	73	74	(1)%	205	219	(6)%
Western Europe, Heavy- and Medium-Duty Trucks	117	114	3%	352	335	5%
South America, Heavy- and Medium-Duty Trucks	20	16	25%	50	46	9%
India, Heavy- and Medium-Duty Trucks	67	87	(23)%	240	257	(7)%

North America:
In the third quarter of fiscal year 2017, Class 8 production volumes in North America increased significantly from the second quarter of fiscal year 2017. We expect similar production levels to continue through the end of fiscal year 2017.

Western Europe:
Continuing through the end of fiscal year 2017, we expect production volumes to increase slightly compared to the levels experienced in fiscal year 2016.

MERITOR, INC.

South America:
Continuing through the end of fiscal year 2017, we expect production volumes in South America to increase slightly compared to the levels experienced in fiscal year 2016.

China:
Continuing through the end of fiscal year 2017, we expect production volumes in China to increase from the levels experienced in fiscal year 2016 due to improvements in the construction market.

India:
Continuing through the end of fiscal year 2017, we expect production volumes in India to remain strong, but decrease slightly from the levels experienced in fiscal year 2016.

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
     Adjusted income (loss) from continuing operations attributable to the company, Adjusted diluted earnings (loss) per share from continuing operations, Adjusted EBITDA, Adjusted EBITDA margin, Segment adjusted EBITDA and Segment adjusted EBITDA margin should not be considered a substitute for the reported results prepared in accordance with GAAP and should not be considered as an alternative to net income as an indicator of our financial performance. Free cash flow should not be considered a substitute for cash provided by (used for) operating activities, or other cash flow statement data prepared in accordance with GAAP, or as a measure of financial position or liquidity. In addition, this non-GAAP cash flow measure does not reflect cash used to repay debt or cash received from the divestitures of businesses or sales of other assets and thus does not reflect funds available for investment or other discretionary uses. Net debt should not be considered a substitute for total debt as reported on the balance sheet. These non-GAAP financial measures, as determined and presented by the company, may not be comparable to related or similarly titled measures reported by other companies. Set forth below are reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP.

MERITOR, INC.

Adjusted income from continuing operations attributable to the company and Adjusted diluted earnings per share from continuing operations are reconciled to Income from continuing operations attributable to the company and Diluted earnings per share from continuing operations below (in millions, except per share amounts).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Income from continuing operations attributable to the company	$49	$42	$86	$103
Restructuring costs	—	6	4	9
Asset impairment charges, net of noncontrolling interests	—	—	2	—
Non-cash tax expense (1)	11	5	22	10
Income tax benefits	—	(1)	—	(1)
Adjusted income from continuing operations attributable to the company	$60	$52	$114	$121

Diluted earnings per share from continuing operations	$0.52	$0.46	$0.94	$1.10
Impact of adjustments on diluted earnings per share	0.12	0.11	0.31	0.20
Adjusted diluted earnings per share from continuing operations	$0.64	$0.57	$1.25	$1.30
(1) Represents tax expense related to the use of deferred tax assets in jurisdictions with net operating loss carry forwards.

Free cash flow is reconciled to cash provided by operating activities below (in millions).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Cash provided by operating activities	$106	$105	$136	$144
Capital expenditures	(12)	(19)	(52)	(66)
Free cash flow	$94	$86	$84	$78

MERITOR, INC.

Adjusted EBITDA and Segment adjusted EBITDA are reconciled to net income attributable to Meritor, Inc. below (dollars in millions).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to Meritor, Inc.	$48	$41	$85	$99
Loss from discontinued operations, net of tax, attributable to Meritor, Inc.	1	1	1	4
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$49	$42	$86	$103

Interest expense, net	21	20	63	63
Provision for income taxes	11	8	30	22
Depreciation and amortization	18	17	55	48
Noncontrolling interests	3	1	5	2
Loss on sale of receivables	2	2	4	6
Asset impairment charges	(1)	—	2	—
Restructuring costs	—	6	4	9
Adjusted EBITDA	$103	$96	$249	$253

Adjusted EBITDA margin (1)	11.2%	11.4%	10.3%	10.2%

Unallocated legacy and corporate expense (income), net (2)	(2)	3	—	2
Segment adjusted EBITDA	$101	$99	$249	$255

Commercial Truck & Industrial
Segment adjusted EBITDA	$75	$61	$171	$169
Segment adjusted EBITDA margin (3)	10.3%	9.5%	9.1%	8.9%

Aftermarket & Trailer
Segment adjusted EBITDA	$26	$38	$78	$86
Segment adjusted EBITDA margin (3)	11.4%	16.7%	12.4%	13.3%
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
(3) Segment adjusted EBITDA margin equals Segment adjusted EBITDA divided by consolidated sales from continuing operations, either in the aggregate or by segment as applicable.

MERITOR, INC.

Net debt is reconciled to total debt and Adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. below (dollars in millions).

	June 30, 2017	September 30, 2016
Short-term debt	$132	$14
Long-term debt	858	982
Total debt	990	996
Less: Cash and cash equivalents	(231)	(160)
Net debt	$759	$836

	Twelve Months Ended (1)	Twelve Months Ended
	June 30, 2017	September 30, 2016
Net income attributable to Meritor, inc.	$559	$573
Loss from discontinued operations, net of tax, attributable to Meritor, Inc.	1	4
Income from continuing operations, net of tax, attributable to Meritor, inc.	$560	$577

Interest expense, net	84	84
Benefit for income taxes	(416)	(424)
Depreciation and amortization	74	67
Noncontrolling interests	5	2
Loss on sale of receivables	3	5
Asset impairment charges	2	—
Restructuring costs	11	16
Adjusted EBITDA	$323	$327

Net debt over Adjusted EBITDA	2.3	2.6
(1) Trailing-twelve-month period ended June 30, 2017 is used to measure the company's leverage in order to assist management in its assessment of appropriate allocation of capital as part of our current M2019 plan and is also used to assess management's performance under one of our performance-based compensation plans.

MERITOR, INC.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
   Sales
The following table reflects total company and business segment sales for the three months ended June 30, 2017 and 2016 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Three Months Ended June 30,				Dollar Change Due To
	2017	2016	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck & Industrial
North America	$384	$335	$49	15%	$—	$49
Europe	175	160	15	9%	(5)	20
South America	46	38	8	21%	4	4
China	38	24	14	58%	(2)	16
India	44	43	1	2%	2	(1)
Other	17	23	(6)	(26)%	1	(7)
Total External Sales	$704	$623	$81	13%	$—	$81
Intersegment Sales	24	17	7	41%	(1)	8
Total Sales	$728	$640	$88	14%	$(1)	$89

Aftermarket & Trailer
North America	$185	$188	$(3)	(2)%	$(1)	$(2)
Europe	31	30	1	3%	(1)	2
Total External Sales	$216	$218	$(2)	(1)%	$(2)	$—
Intersegment Sales	12	9	3	33%	—	3
Total Sales	$228	$227	$1	—%	$(2)	$3

Total External Sales	$920	$841	$79	9%	$(2)	$81
Commercial Truck & Industrial sales were $728 million in the third quarter of fiscal year 2017, up 14 percent compared to the third quarter of fiscal year 2016. The increase in sales was primarily driven by higher Class 8 truck production in North America, increased production in Europe and China and new business wins.
Aftermarket & Trailer sales were $228 million in the third quarter of fiscal year 2017, up slightly from the same period a year ago.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended June 30, 2017 was $778 million compared to $714 million in the same period in the prior fiscal year, representing an increase of 9 percent, primarily driven by increased volumes. Total cost of sales was 84.6 and 84.9 percent of sales for the three-month periods ended June 30, 2017 and 2016, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the third quarter of fiscal year 2017 compared to the same quarter in the prior year (in millions):

MERITOR, INC.

Cost of Sales
Three Months Ended June 30, 2016	$714
Volume, mix and other, net	70
Foreign exchange	(6)
Three Months Ended June 30, 2017	$778
     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Higher material costs	$45
Higher labor and overhead costs	20
Other, net	(1)
Total change in costs of sales	$64
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended June 30, 2017 increased $45 million compared to the same period in the prior fiscal year primarily due to higher volumes and higher steel prices, partially offset by material performance programs.
Labor and overhead costs increased $20 million compared to the same period in the prior fiscal year primarily due to higher volumes.
Gross margin was $142 million and $127 million for the three-month periods ended June 30, 2017 and 2016, respectively. Gross margin, as a percentage of sales, was 15.4 and 15.1 percent for the three-month periods ended June 30, 2017 and 2016, respectively. Gross margin as a percentage of sales increased due to the impacts of higher sales and continued material performance.
Other Income Statement Items
     Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2017 and 2016 are summarized as follows (dollars in millions):

	Three Months Ended
	June 30, 2017		June 30, 2016		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(2)	(0.2)%	$(2)	(0.2)%	$—	0.0 pts
Short and long-term variable compensation	(18)	(2.0)%	(9)	(1.1)%	9	0.9 pts
Asbestos-related expense, net of asbestos-related insurance recoveries	(2)	(0.2)%	(4)	(0.5)%	(2)	(0.3) pts
Supplier litigation settlement	—	—%	6	0.7%	6	0.7 pts
All other SG&A	(51)	(5.5)%	(50)	(5.9)%	1	(0.4) pts
Total SG&A	$(73)	(7.9)%	$(59)	(7.0)%	$14	0.9 pts
In the prior year, we recognized approximately $6 million related to a favorable supplier litigation settlement (see Note 20 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). The increase in SG&A was also attributable to higher variable compensation recognized in the current year, which is based on year-to-date and expected full-year company performance. We recognized $4 million and $3 million related to previous cash settlements with insurance companies for recoveries of defense and indemnity costs associated with asbestos liabilities in the third quarter of fiscal years 2017 and 2016, respectively, which are included in Asbestos-related expense, net of asbestos-related insurance recoveries (see Note 20 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).
All other SG&A, which represents normal selling, general and administrative expense, remained relatively flat year-over-year as a percentage of sales.

MERITOR, INC.

Restructuring costs decreased by $6 million from $6 million in the third quarter of fiscal year 2016 to an insignificant amount in the same period in fiscal year 2017. During the three months ended June 30, 2016, these costs primarily related to employee severance costs stemming from Aftermarket restructuring programs in North America and Europe.
Operating income increased by $7 million from $62 million in the third quarter of fiscal year 2016 to $69 million in the same period in fiscal year 2017. Key items affecting operating income are discussed above.
Equity in earnings of affiliates increased by $5 million from $9 million in the third quarter of fiscal year 2016 to $14 million in the same period in fiscal year 2017. The increase was primarily attributable to higher production in our affiliates' respective markets.
Interest expense, net increased by $1 million from $20 million in the third quarter of fiscal year 2016 to $21 million in the same period in fiscal year 2017.
Provision for income taxes was $11 million in the third quarter of fiscal year 2017 compared to $8 million in the same period in the prior fiscal year. In the third quarter of fiscal year 2017, our effective tax rate was 17 percent compared to 16 percent in the prior year. The increase in tax expense was primarily driven by stronger earnings.
Income from continuing operations (before noncontrolling interests) increased by $9 million from $43 million in the third quarter of fiscal year 2016 to $52 million in the same period in fiscal year 2017. The reasons for the increase are discussed above.
Loss from discontinued operations, net of tax was $1 million in the third quarter of fiscal years 2017 and 2016.
Net income attributable to Meritor, Inc. increased by $7 million from $41 million in the third quarter of fiscal year 2016 to $48 million in the same period in fiscal year 2017. The various factors affecting net income are discussed above.

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
     The following table reflects Segment adjusted EBITDA and Segment adjusted EBITDA margins for the three months ended June 30, 2017 and 2016 (in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Three Months Ended June 30,			Three Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Commercial Truck & Industrial	$75	$61	$14	10.3%	9.5%	0.8 pts
Aftermarket & Trailer	26	38	(12)	11.4%	16.7%	(5.3) pts
Segment adjusted EBITDA	$101	$99	$2	11.0%	11.8%	(0.8) pts

MERITOR, INC.

     Significant items impacting year-over-year Segment adjusted EBITDA include the following (in millions):

	Commercial Truck & Industrial		Aftermarket & Trailer	TOTAL
Segment adjusted EBITDA– Quarter ended June 30, 2016	$61		$38	$99
Higher earnings from unconsolidated affiliates	5		—	5
Short-and long-term variable compensation	(8)	—	(4)	(12)
Impact of foreign currency exchange rates	(1)		—	(1)
2016 Supplier litigation settlement	—		(6)	(6)
Allocated asbestos-related expense, net of allocated asbestos-related insurance recoveries	1		—	1
Volume, mix, pricing and other	17		(2)	15
Segment adjusted EBITDA – Quarter ended June 30, 2017	$75		$26	$101
Commercial Truck & Industrial Segment adjusted EBITDA was $75 million in the third quarter of fiscal year 2017, up $14 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin increased to 10.3 percent compared to 9.5 percent in the same period in the prior fiscal year. The increases in Segment adjusted EBITDA and Segment adjusted EBITDA margin were driven by higher revenue and continued material performance. These increases were partially offset by higher allocated variable compensation accruals based on overall company performance.
     Aftermarket & Trailer Segment adjusted EBITDA was $26 million in the third quarter of fiscal year 2017, down $12 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin decreased to 11.4 percent compared to 16.7 percent in the third quarter of fiscal year 2016. The decreases in Segment adjusted EBITDA and Segment adjusted EBITDA margin were primarily driven by a favorable supplier litigation settlement recognized in the third quarter of fiscal year 2016 (see Note 20 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report), as well as higher allocated variable compensation accruals based on overall company performance and net steel costs in the third quarter of fiscal year 2017.

MERITOR, INC.

Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016
   Sales
The following table reflects total company and business segment sales for the nine months ended June 30, 2017 and 2016 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Nine Months Ended June 30,				Dollar Change Due To
	2017	2016	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck & Industrial
North America	$960	$1,057	$(97)	(9)%	$—	$(97)
Europe	464	446	18	4%	(19)	37
South America	113	94	19	20%	15	4
China	90	63	27	43%	(5)	32
India	139	121	18	15%	1	17
Other	60	65	(5)	(8)%	2	(7)
Total External Sales	$1,826	$1,846	$(20)	(1)%	$(6)	$(14)
Intersegment Sales	61	58	3	5%	(4)	7
Total Sales	$1,887	$1,904	$(17)	(1)%	$(10)	$(7)

Aftermarket & Trailer
North America	$521	$538	$(17)	(3)%	$(2)	$(15)
Europe	78	87	(9)	(10)%	(2)	(7)
Total External Sales	$599	$625	$(26)	(4)%	$(4)	$(22)
Intersegment Sales	28	23	5	22%	(1)	6
Total Sales	$627	$648	$(21)	(3)%	$(5)	$(16)

Total External Sales	$2,425	$2,471	$(46)	(2)%	$(10)	$(36)
Commercial Truck & Industrial sales were $1,887 million in the first nine months of fiscal year 2017, down 1 percent compared to the first nine months of fiscal year 2016. The decrease in sales was driven primarily by lower Class 8 truck production in North America, partially offset by increased volumes in the rest of the world and new business wins.
Aftermarket & Trailer sales were $627 million in the first nine months of fiscal year 2017, down 3 percent compared to the first nine months of fiscal year 2016. The decrease in sales was primarily due to lower trailer production.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the nine months ended June 30, 2017 was $2,073 million compared to $2,119 million in the same period in the prior fiscal year, representing a decrease of 2 percent. Total cost of sales was 85.5 and 85.8 percent of sales for the nine-month periods ended June 30, 2017 and 2016, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the first nine months of fiscal year 2017 compared to the same period in the prior year (in millions):

MERITOR, INC.

Cost of Sales
Nine Months Ended June 30, 2016	$2,119
Volume, mix and other, net	(28)
Foreign exchange	(18)
Nine Months Ended June 30, 2017	$2,073
     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Lower material costs	$(48)
Higher labor and overhead costs	7
Other, net	(5)
Total change in costs of sales	$(46)
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the nine months ended June 30, 2017 decreased $48 million compared to the same period in the prior fiscal year primarily due to lower volumes and material performance programs, which were partially offset by higher year-over-year steel prices.
Labor and overhead costs increased $7 million compared to the same period in the prior fiscal year.
Gross margin was $352 million for the nine-month periods ended June 30, 2017 and 2016. Gross margin, as a percentage of sales, was 14.5 and 14.2 percent for the nine-month periods ended June 30, 2017 and 2016, respectively. Gross margin as a percentage of sales increased as continued material performance more than offset the impact of lower sales.
Other Income Statement Items
     Selling, general and administrative expenses for the nine months ended June 30, 2017 and 2016 are summarized as follows (dollars in millions):

	Nine Months Ended
	June 30, 2017		June 30, 2016		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(4)	(0.2)%	$(6)	(0.2)%	$(2)	0.0 pts
Short-and long-term variable compensation	(35)	(1.4)%	(24)	(1.0)%	11	0.4 pts
Asbestos-related expense, net of asbestos-related insurance recoveries	(3)	(0.1)%	(10)	(0.4)%	(7)	(0.3) pts
2016 Supplier litigation settlement	—	—%	6	0.2%	6	0.2 pts
Legal settlement charge	(10)	(0.4)%	—	—%	10	0.4 pts
All other SG&A	(140)	(5.8)%	(141)	(5.7)%	(1)	0.1 pts
Total SG&A	$(192)	(7.9)%	$(175)	(7.1)%	$17	0.8 pts
We recognized a $10 million charge for a legal settlement related to a dispute with a joint venture in the second quarter of fiscal year 2017 (see Note 20 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). In the prior year, we recognized approximately $6 million related to a favorable supplier litigation settlement (see Note 20 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). The increase in SG&A was also attributable to higher variable compensation recognized in the current year, which is based on year-to-date and expected full-year company performance. We recognized $15 million and $8 million related to previous cash settlements with insurance companies for recoveries of defense and indemnity costs associated with asbestos liabilities in the nine months ended June 30, 2017 and 2016, respectively, which are included in Asbestos-related expense, net of asbestos-related insurance recoveries (see Note 20 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).

MERITOR, INC.

All other SG&A, which represents normal selling, general and administrative expense remained relatively flat as a percentage of sales.
Restructuring costs decreased by $5 million from $9 million in the first nine months of fiscal year 2016 to $4 million in the same period in fiscal year 2017. During the nine months ended June 30, 2017, these costs primarily related to employee severance costs recognized by our Aftermarket & Trailer segment. During the nine months ended June 30, 2016, $2 million of restructuring costs were recognized by our Commercial Truck & Industrial segment and $7 million by our Aftermarket & Trailer segment, primarily related to employee severance.
Other operating expense, net increased by $2 million from $3 million in the first nine months of fiscal year 2016 to $5 million in the first nine months of 2017 primarily because of an impairment charge as the result of the carrying value of a business, classified as held for sale, exceeding its fair value less costs to sell in the first nine months of 2017.
Operating income decreased by $14 million from $165 million in the first nine months of fiscal year 2016 to $151 million in the same period in fiscal year 2017. Key items affecting operating income are discussed above.
Equity in earnings of affiliates increased by $6 million from $26 million in the first nine months of fiscal year 2016 to $32 million in the same period in fiscal year 2017. The increase was primarily attributable to higher production in our affiliates' respective markets.
Interest expense, net was $63 million in the first nine months of fiscal years 2017 and 2016.
Provision for income taxes was $30 million in the first nine months of fiscal year 2017 compared to $22 million in the same period in the prior fiscal year. In the first nine months of fiscal year 2017, our effective tax rate was 25 percent compared to 17 percent in the prior year. This increase in tax expense was primarily driven by stronger earnings.
Income from continuing operations (before noncontrolling interests) decreased by $14 million from $105 million in the first nine months of fiscal year 2016 to $91 million in the same period in fiscal year 2017. The reasons for the decrease are discussed above.
Loss from discontinued operations, net of tax was $1 million in the first nine months of fiscal year 2017 and $4 million in the first nine months of fiscal year 2016. In the first nine months of fiscal year 2016, loss from discontinued operations, net of tax, was primarily attributable to changes in estimates related to legal costs incurred in connection with previously divested businesses.
Net income attributable to Meritor, Inc. decreased by $14 million from $99 million in the first nine months of fiscal year 2016 to $85 million in the same period in fiscal year 2017. The various factors affecting net income are discussed above.

Segment adjusted EBITDA and Segment adjusted EBITDA margins
     The following table reflects Segment adjusted EBITDA and Segment adjusted EBITDA margins for the nine months ended June 30, 2017 and 2016 (in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Nine Months Ended June 30,			Nine Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Commercial Truck & Industrial	$171	$169	$2	9.1%	8.9%	0.2 pts
Aftermarket & Trailer	78	86	(8)	12.4%	13.3%	(0.9) pts
Segment adjusted EBITDA	$249	$255	$(6)	10.3%	10.3%	0.0 pts

MERITOR, INC.

     Significant items impacting year-over-year Segment adjusted EBITDA include the following (in millions):

	Commercial Truck & Industrial		Aftermarket & Trailer	TOTAL
Segment adjusted EBITDA– Nine months ended June 30, 2016	$169		$86	$255
Higher earnings from unconsolidated affiliates	6		—	6
Short-and long-term variable compensation	(10)	—	(4)	(14)
Impact of foreign currency exchange rates	6		1	7
2016 Supplier litigation settlement	—		(6)	(6)
Allocated asbestos-related expense, net of allocated asbestos-related insurance recoveries	7		2	9
Legal settlement charge	(10)		—	(10)
Volume, mix, pricing and other	3		(1)	2
Segment adjusted EBITDA – Nine months ended June 30, 2017	$171		$78	$249

Commercial Truck & Industrial Segment adjusted EBITDA was $171 million in the first nine months of fiscal year 2017, up $2 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin was 9.1 percent compared to 8.9 percent in the first nine months of fiscal 2016. The increase in Segment adjusted EBITDA and Segment adjusted EBITDA margin was primarily driven by strong material, labor and burden performance, the impact of foreign exchange rates and higher affiliate earnings, which more than offset the legal settlement charge recognized in the first nine months of fiscal year 2017 (see Note 20 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report) and higher allocated variable compensation accruals based on overall company performance.
     Aftermarket & Trailer Segment adjusted EBITDA was $78 million for the first nine months of fiscal year 2017, down $8 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin was 12.4 percent compared to 13.3 percent in the first nine months of fiscal year 2016. The decrease in Segment adjusted EBITDA and Segment adjusted EBITDA margin was primarily driven by a favorable supplier litigation settlement recognized in the third quarter of fiscal year 2016 (see Note 20 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report) and higher allocated variable compensation accruals based on overall company performance. These unfavorable impacts were partially offset by strong material, labor and burden performance.

MERITOR, INC.

Financial Condition
Cash Flows (in millions)

	Nine Months Ended June 30,
	2017	2016
OPERATING CASH FLOWS
Income from continuing operations	$91	$105
Depreciation and amortization	55	48
Deferred income tax expense	19	2
Restructuring costs	4	9
Gain from sale of property	—	(2)
Asset impairment charges	2	—
Equity in earnings of affiliates	(32)	(26)
Pension and retiree medical expense	11	15
Dividends received from equity method investments	25	29
Pension and retiree medical contributions	(28)	(32)
Restructuring payments	(11)	(8)
Decrease (increase) in working capital	(75)	20
Changes in off-balance sheet accounts receivable factoring	62	(30)
Other, net	14	16
Cash flows provided by continuing operations	137	146
Cash flows used for discontinued operations	(1)	(2)
CASH PROVIDED BY OPERATING ACTIVITIES	$136	$144
     Cash provided by operating activities in the first nine months of fiscal year 2017 was $136 million compared to $144 million in the same period of fiscal year 2016. The decrease in cash provided is due in part to $17 million received related to an insurance settlement for recoveries for defense and indemnity costs associated with Maremont asbestos liabilities and $6 million received related to a supplier litigation settlement, both of which occurred in the first nine months of fiscal year 2016 and did not recur in the first nine months of fiscal year 2017 (see Note 20 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).

	Nine Months Ended June 30,
	2017	2016
INVESTING CASH FLOWS
Capital expenditures	$(52)	$(66)
Other investing activities	—	3
Net investing cash flows provided by discontinued operations	2	4
CASH USED FOR INVESTING ACTIVITIES	$(50)	$(59)
     Cash used for investing activities was $50 million in the first nine months of fiscal year 2017 compared to $59 million in the same period in fiscal year 2016, primarily due to reduced capital expenditures.

MERITOR, INC.

	Nine Months Ended June 30,
	2017	2016
FINANCING CASH FLOWS
Repayment of notes	$—	$(55)
Debt issuance costs	(4)	—
Other financing activities	(12)	(15)
Net change in debt	(16)	(70)
Repurchase of common stock	—	(81)
CASH USED FOR FINANCING ACTIVITIES	$(16)	$(151)
     Cash used for financing activities was $16 million in the first nine months of fiscal year 2017 compared to $151 million in the same period of fiscal year 2016. The decrease in cash used for financing activities is primarily related to the repurchase of substantially all of the $55 million of principal amount 4.625 percent convertible notes and the $81 million (including commission costs) cash used to repurchase 8.6 million shares of our common stock in the first nine months of fiscal year 2016.
Liquidity
Our outstanding debt, net of discounts and unamortized debt issuance costs where applicable, is summarized as follows (in millions).

	June 30,	September 30,
	2017	2016
Fixed-rate debt securities	$714	$713
Fixed-rate convertible notes	273	271
Unamortized discount on convertible notes	(10)	(14)
Other borrowings	13	26
Total debt	$990	$996
Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs, restructuring and product development programs. We expect fiscal year 2017 capital expenditures for our business segments to be approximately $85 million.
     We generally fund our operating and capital needs with cash on hand, cash flows from operations, our various accounts receivable securitization and factoring arrangements and availability under our revolving credit facility. Cash in excess of local operating needs is generally used to reduce amounts outstanding, if any, under our revolving credit facility or U.S. accounts receivable securitization program. Our ability to access additional capital in the long term will depend on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. We continuously evaluate our capital structure to ensure the most appropriate and optimal structure and may, from time to time, retire, repurchase, exchange or redeem outstanding indebtedness or common equity, issue new equity or debt securities or enter into new lending arrangements if conditions warrant.
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

MERITOR, INC.

     Sources of liquidity as of June 30, 2017, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 6/30/17	Readily Available as of 6/30/17	Current Expiration
On-balance sheet arrangements:
Revolving credit facility (1)	$525	$—	$525	March 2022 (1)
Committed U.S. accounts receivable securitization (2)	100	—	88	December 2019
Total on-balance sheet arrangements	$625	$—	$613
Off-balance sheet arrangements: (2)
Committed Swedish factoring facility (3)	$177	$186	$—	March 2020
Committed U.S. factoring facility	91	43	—	February 2019
Uncommitted U.K. factoring facility	29	5	—	February 2018
Uncommitted Italy factoring facility	34	33	—	June 2022
Other uncommitted factoring facilities	23	21	—	None
Letter of credit facility	25	18	7	March 2019
Total off-balance sheet arrangements	379	306	7
Total available sources	$1,004	$306	$620
(1)The availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant.
(2)Availability subject to adequate eligible accounts receivable available for sale.
(3)Actual amounts may exceed the bank's commitment at the bank's discretion.

Cash and Liquidity Needs – Our cash and liquidity needs have been affected by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At June 30, 2017, we had $231 million in cash and cash equivalents.
At June 30, 2017, we had approximately $22 million of our cash and cash equivalents held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. It is our intent to reinvest those cash balances in our foreign operations, and we will continue to meet our liquidity needs in the U.S. through ongoing cash flows from operations in the U.S., external borrowings or both.
Our availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant, as defined in the credit agreement, which may limit our borrowings under such agreement as of each quarter end. As long as we are in compliance with those covenants as of the quarter end, we have full availability (up to the amount of collateral under the collateral test) under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At June 30, 2017, we were in compliance with all covenants under our credit agreement.
Common Stock Repurchase Authorization – On July 21, 2016, our Board of Directors authorized the repurchase of up to $100 million of our common stock from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and our debt covenants. As of June 30, 2017, an insignificant amount of repurchases had been made under this authorization.

Debt Repurchase Authorization – On July 21, 2016, our Board of Directors authorized the repurchase of up to $150 million aggregate principal amount of any of our debt securities (including convertible debt securities) from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and our debt covenants. No repurchases had been made under this authorization as of June 30, 2017.
Repurchase of 2026 Notes – On March 1, 2016, substantially all of the $55 million principal amount of 4.625 percent convertible notes due 2026 were repurchased at 100 percent of their face value. On April 15, 2016, the remaining 4.625 percent convertible

MERITOR, INC.

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
 The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement. At June 30, 2017, we were in compliance with all covenants under the revolving credit facility with a ratio of approximately 0.19x for the priority debt-to-EBITDA ratio covenant.
     The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At June 30, 2017, the revolving credit facility was collateralized by approximately $774 million of our assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and our investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating. At June 30, 2017, the margin over LIBOR rate was 300 basis points and the commitment fee was 45 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 200 basis points.
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
No borrowings were outstanding under the revolving credit facility at June 30, 2017 and September 30, 2016. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At June 30, 2017 and September 30, 2016, there were no letters of credit outstanding under the revolving credit facility.
U.S. Securitization Program – We have a $100 million U.S. accounts receivables securitization facility. On December 5, 2016, the company entered into an amendment which extended the facility expiration date to December 2019. The maximum permitted priority debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the condensed consolidated balance sheet. At June 30, 2017 and September 30, 2016, no amounts, including letters of credit, were outstanding under this program. This securitization program contains a cross default to our revolving credit facility. At June 30, 2017, we were in compliance with all covenants under our credit agreement (see Note 17 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash received from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.

MERITOR, INC.

Capital Leases – On March 20, 2012, we entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, we can request financing from Wells Fargo Equipment Finance ("Wells Fargo") for progress payments for equipment under construction, not to exceed $10 million at any time. The financing rate is equal to the 30-day LIBOR plus 475 basis points per annum. Under this arrangement, we can also enter into lease arrangements with Wells Fargo for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. We had $3 million and $7 million outstanding under this capital lease arrangement as of June 30, 2017 and September 30, 2016, respectively. In addition, we had another $10 million and $9 million outstanding through other capital lease arrangements at June 30, 2017 and September 30, 2016, respectively.
Export financing arrangements – Our export financing arrangements were entered into through our Brazilian subsidiary pursuant to an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs. The arrangements bore interest at 5.5 percent and had maturity dates in 2017. These financing arrangements were paid off at maturity, as of March 31, 2017. There was $9 million outstanding under these arrangements at September 30, 2016.
Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under our revolving credit facility if the defaulted amount exceeds $35 million per bank. As of June 30, 2017 and September 30, 2016, we had $16 million and $10 million, respectively, outstanding under this program at more than one bank.
Credit Ratings – At June 30, 2017, our Standard & Poor’s corporate credit rating, senior secured credit rating, and senior unsecured credit rating were B+, BB and B, respectively. Our Moody’s Investors Service corporate credit rating, senior secured credit rating, and senior unsecured credit rating were B1, Ba1 and B2, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
Off-Balance Sheet Arrangements
     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with a total amount utilized at June 30, 2017 of $288 million, of which $229 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $59 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.
The Swedish facility is backed by a 364-day liquidity commitment from Nordea Bank which was renewed through April 23, 2018. Commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in the case of the U.K. and Italy commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).
     Letter of Credit Facilities – On February 21, 2014, we amended and restated our letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, which expires in March 2019, we have the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $25 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. We had $18 million and $23 million of letters of credit outstanding under this facility at June 30, 2017 and September 30, 2016, respectively. In addition, we had another $5 million of letters of credit outstanding through other letter of credit facilities at June 30, 2017 and September 30, 2016.
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
We use foreign currency option contracts to mitigate foreign currency exposure on expected future Indian rupee-denominated purchases. In the second quarter of fiscal year 2015, we monetized our outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2017. In the fourth quarter of fiscal year 2016, we entered into a new series of foreign currency option contracts with effective dates from the start of the first quarter of fiscal year 2017 through the end of fiscal year 2018. In the third quarter of fiscal year 2017, we monetized certain foreign currency options maturing in fiscal year 2018 and entered into a new series of foreign currency option contracts with effective dates from the start of the first quarter of fiscal year 2018 through the end of fiscal year 2019. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statements of operations.
In the fourth quarter of fiscal year 2015 and the first quarter of fiscal year 2016, due to the risk of volatility of the Swedish krona and euro as compared to the U.S. dollar, we entered into a series of foreign currency option contracts that do not qualify for hedge accounting but were expected to mitigate foreign currency translation exposure of Swedish krona and euro earnings to U.S. dollars. As of June 30, 2017 and September 30, 2016, there were no Swedish krona foreign currency option contracts outstanding. During the third quarter of fiscal year 2017, we entered into additional foreign currency option contracts to mitigate the risk of volatility in the translation of euro earnings to U.S. dollars. As of June 30, 2017, the notional amount of our euro foreign currency option contracts outstanding was $20 million. Changes in fair value associated with these contracts were recorded in other income, net, in the consolidated statement of operations.
Interest rate risk relates to the gain/increase or loss/decrease we could incur on our debt balances and interest expense associated with changes in interest rates. To manage this risk, we may enter into interest rate swaps from time to time to economically convert portions of our fixed-rate debt into floating rate exposure, ensuring that the sensitivity of the economic value of debt falls within our corporate risk tolerances. It is our policy not to enter into derivative instruments for speculative purposes, and therefore, we hold no derivative instruments for trading purposes.
Included below is a sensitivity analysis to measure the potential gain (loss) in the fair value of financial instruments with exposure to market risk (in millions). The model assumes a 10% hypothetical change (increase or decrease) in exchange rates and instantaneous, parallel shifts of 50 basis points in interest rates.

MERITOR, INC.

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase (Decrease) in
Foreign Currency Sensitivity:
Forward contracts in USD (1)	$5.2	$(5.2)	Fair Value
Forward contracts in Euro (1)	(5.3)	5.3	Fair Value
Foreign currency denominated debt (2)	0.8	(0.8)	Fair Value
Foreign currency option contracts in USD	4.8	0.1	Fair Value
Foreign currency option contracts in Euro	4.5	(0.8)	Fair Value

	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase (Decrease) in
Interest Rate Sensitivity:
Debt – fixed rate (3)	$(31.5)	$32.6	Fair Value
Debt – variable rate	—	—	Cash flow
Interest rate swaps	—	—	Fair Value

(1)
Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)
At June 30, 2017, the fair value of outstanding foreign currency denominated debt was $8 million. A 10% decrease in quoted currency exchange rates would result in a decrease of $1 million in foreign currency denominated debt. At June 30, 2017, a 10% increase in quoted currency exchange rates would result in an increase of $1 million in foreign currency denominated debt.

(3)
At June 30, 2017, the fair value of outstanding debt was $1,157 million. A 50 basis points decrease in quoted interest rates would result in an increase of $33 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in a decrease of $32 million in the fair value of fixed rate debt.

MERITOR, INC.

Item 4. Controls and Procedures
Evaluation of Internal Controls over Financial Reporting
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2017 as a result of material weaknesses that exist in our internal control over financial reporting (ICFR) as previously described in our Annual Report on Form 10-K for the year ended September 30, 2016, as amended.
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
We believe the measures described above will remediate the material weaknesses we have identified and strengthen our overall internal control over financial reporting.  We are currently in the process of completing our remediation efforts and have begun testing the operating effectiveness of the actions discussed above.  The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will continue to monitor the effectiveness of these and other processes, procedures and controls and will make any further changes that management determines are appropriate.  The identified material weaknesses will not be considered remediated until the controls are in operation for a sufficient period of time for management to conclude that the control environment is operating effectively.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MERITOR, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth below and under Note 20 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as amended.
In fiscal years 2002 and 2004, the company approved amendments to certain retiree medical plans, including health benefits for retirees (and their surviving spouses) who were formerly United Auto Workers (“UAW”) members at ten former Rockwell International (“Rockwell”) plants. Certain of these plan amendments were challenged in lawsuits that were filed in the United States District Court for the Eastern District of Michigan ("District Court") alleging the changes breached the terms of various collective bargaining agreements (“CBAs”) entered into by Rockwell and the UAW for facilities that have either been closed or sold and alleging a companion claim under the Employee Retirement Income Security Act of 1974 (“ERISA”). The two class actions lawsuits that were filed in 2004 (Cole v. ArvinMeritor, et al. and Faust v. ArvinMeritor, et al.) by the UAW and retirees and surviving spouses claimed that the health benefits were vested for life through the negotiated CBAs. These actions were subsequently consolidated.
 On December 22, 2005, the District Court issued a preliminary injunction enjoining the company from implementing changes to retiree health benefits and ordered the company to reinstate and resume paying the full cost of health benefits for the UAW retirees at the levels existing prior to the changes made in 2002 and 2004. In 2006, the District Court granted a motion by the UAW for summary judgment and granted the UAW’s request to make the terms of the preliminary injunction permanent (the “injunction”). The company accounted for the injunction as a rescission of the 2002 and 2004 plan amendments and began recording the impact of the injunction in March 2006. In addition, the injunction ordered the defendants to reimburse the plaintiffs for out-of-pocket expenses incurred since the date of the earlier benefit modifications. In 2007, the company appealed the District Court’s order to the U.S. Court of Appeals for the Sixth Circuit ("Sixth Circuit"). The Sixth Circuit ruled to affirm the District Court’s ruling and the company moved for an en banc rehearing. This motion was held in abeyance while the parties attempted to settle the case.  In July 2016 the company moved for re-hearing based on a January 2015 U.S. Supreme Court decision on the subject matter and a subsequent Sixth Circuit ruling in a separate case on the same subject matter. The court granted the re-hearing and in April 2017, the Sixth Circuit reversed the District Court’s decision, finding that the retiree medical benefits were not vested for life through the CBAs.
The plaintiffs’ appeal to the Sixth Circuit for a rehearing en banc was denied in June 2017. The plaintiffs subsequently filed a motion to stay the Sixth Circuit's mandate pending appeal to the U.S. Supreme Court. The Sixth Circuit denied that motion on July 10, 2017 and issued the mandate the same day. Through the Sixth Circuit's mandate, the case has been remanded to the District Court to carry out further proceedings as necessary to comply with the mandate. On July 19, 2017 the company filed a motion with the District Court to dissolve the injunction and enter the judgment in favor of the Defendants. A hearing date has been set for August 30, 2017. We also expect the plaintiffs to file a petition for certiorari with the U.S. Supreme Court in the next few months. We cannot predict when the District court may dissolve the injunction or whether or not the U.S. Supreme Court will grant the plaintiffs' petition for certiorari.
Item 1A. Risk Factors
There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as amended.

MERITOR, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1- 30, 2017	—	$—	—	$—
May 1- 31, 2017	—	$—	—	$—
June 1- 30, 2017	7,933	$15.00	7,933	$99,881,011
Total	7,933		7,933

(1)
On July 21, 2016, the Board of Directors authorized the repurchase of up to $100 million of the company’s common stock and up to $150 million aggregate principal amount of any of the company’s debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and the company's debt covenants. As part of the equity and equity-linked repurchase authorization, we entered into a 10b5-1 common stock repurchase plan.

     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. There were no shares withheld in the third quarter of fiscal 2017 to satisfy tax obligations for exercise of options. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the third quarter of fiscal 2017 to satisfy tax obligations upon the vesting of restricted shares. The company does not believe such purchases or transactions described above are issuer repurchases for the purposes of this Item 2 of Part II of this Quarterly Report on Form 10-Q.

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

3-b	Amended and Restated By-laws of Meritor, filed as Exhibit 3-b to Meritor’s Annual Report on Form 10-K for the fiscal year ended October 2, 2016, is incorporated herein by reference.
10-a**	Extension Letter dated June 8, 2017, from Meritor Heavy Vehicle Systems Cameri S.P.A. to Nordea Bank AB (pbl).
10-b**
Seventh Amendment to the Receivables Purchase Agreement dated as of June 22, 2017, by and among ArvinMeritor Receivables Corporation, as Seller, Meritor, Inc., as Initial Servicer, and PNC Bank, National Association, as a Related Committed Purchaser, as an LC Participant, as a Purchaser Agent, as LC Bank and as Administrator.

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

MERITOR, INC.

Date:	August 3, 2017	By:	/s/	April Miller Boise
April Miller Boise
Senior Vice President, General Counsel and Corporate Secretary
(For the registrant)

Date:	August 3, 2017	By:	/s/	Paul D. Bialy
Paul D. Bialy
Vice President, Controller and Principal Accounting Officer

Date:	August 3, 2017	By:	/s/	Kevin A. Nowlan
Kevin A. Nowlan
Senior Vice President and Chief Financial Officer