Form 10-K
period 2017-10-01
MERITOR INC
filed 2017-11-16
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 1, 2017
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
     Yes [ X ]       No [    ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [    ]       No [ X ]
     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2017 (the last business day of the most recently completed second fiscal quarter) was approximately $1,487,830,039
88,583,473 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on November 14, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information contained in the definitive Proxy Statement for the Annual Meeting of Shareholders of the registrant to be held on January 24, 2018 is incorporated by reference into Part III.

ii

PART I
Item 1. Business.

Overview

Meritor, Inc. ("we", "us" or "our"), headquartered in Troy, Michigan, is a premier global supplier of a broad range of integrated systems, modules and components to original equipment manufacturers ("OEMs") and the aftermarket for the commercial vehicle, transportation and industrial sectors. We serve commercial truck, trailer, military, bus and coach, construction, and other industrial OEMs and certain aftermarkets. Our principal products are axles, undercarriages, drivelines and brakes.

Meritor was incorporated in Indiana in 2000 in connection with the merger of Meritor Automotive, Inc. and Arvin Industries, Inc. As used in this Annual Report on Form 10-K, the terms "company," "Meritor," "we," "us" and "our" include Meritor, its consolidated subsidiaries and its predecessors unless the context indicates otherwise.

Meritor serves a broad range of customers worldwide, including medium- and heavy-duty truck OEMs, specialty vehicle manufacturers, certain aftermarkets, and trailer producers. Our total sales from continuing operations in fiscal year 2017 were approximately $3.3 billion. Our ten largest customers accounted for approximately 74 percent of fiscal year 2017 sales from continuing operations. Sales from operations outside the United States (U.S.) accounted for approximately 47 percent of total sales from continuing operations in fiscal year 2017. Our continuing operations also participated in five unconsolidated joint ventures, which we accounted for under the equity method of accounting and that generated revenues of approximately $1.2 billion in fiscal year 2017.

Our fiscal year ends on the Sunday nearest to September 30. Fiscal year 2017 ended on October 1, 2017, fiscal year 2016 ended on October 2, 2016, and fiscal year 2015 ended on September 27, 2015. All year and quarter references relate to our fiscal year and fiscal quarters unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end.

Whenever an item in this Annual Report on Form 10-K refers to information under specific captions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations or Item 8. Financial Statements and Supplementary Data, the information is incorporated in that item by reference.

References in this Annual Report on Form 10-K to our belief that we are a leading supplier or the world's leading supplier, and other similar statements as to our relative market position are based principally on calculations we have made. These calculations are based on information we have collected, including company and industry sales data obtained from internal and available external sources as well as our estimates. In addition to such quantitative data, our statements are based on other competitive factors such as our technological capabilities, engineering, research and development efforts, innovative solutions and the quality of our products and services, in each case relative to that of our competitors in the markets we address.

Our Business

Our reporting segments are as follows:

•
The Commercial Truck & Industrial segment supplies drivetrain systems and components, including axles, drivelines, brakes and suspension systems, for medium- and heavy-duty trucks, off-highway, military, construction, bus and coach, fire and emergency and other applications in North America, South America, Europe and Asia Pacific. This segment also includes the company's aftermarket businesses in Asia Pacific and South America; and

•
The Aftermarket & Trailer segment supplies axles, brakes and braking systems, drivelines, suspension parts and other replacement and remanufactured parts to commercial vehicle aftermarket customers in North America and Europe. This segment also supplies a wide variety of undercarriage products and systems for trailer applications in North America.

See Note 25 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for financial information by segment for continuing operations for each of the last three fiscal years, including information on sales and assets by geographic area. The heading "Products" below includes information on certain product sales for each of the last three fiscal years.

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
Our business continues to address a number of challenging industry-wide issues including the following:

•	Uncertainty around the global market outlook;

•	Volatility in price and availability of steel, components and other commodities;

•	Potential for disruptions in the financial markets and their impact on the availability and cost of credit;

•	Volatile energy and transportation costs;

•	Impact of currency exchange rate volatility;

•	Consolidation and globalization of OEMs and their suppliers; and

•	Significant pension costs.

Other

Other significant factors that could affect our results and liquidity include:

•	Significant contract awards or losses of existing contracts or failure to negotiate acceptable terms in contract renewals;

•	Ability to successfully launch a significant number of new products, including potential product quality issues, and obtain new business;

•
Ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, following the United Kingdom's decision to exit the European Union, or in the event one or more other countries exit the European monetary union;

•	Ability to further implement planned productivity, cost reduction, and other margin improvement initiatives;

•	Ability to successfully execute and implement strategic initiatives;

•	Ability to work with our customers to manage rapidly changing production volumes;

•	Ability to recover, and timing of recovery of, steel price and other cost increases from our customers;

•	Any unplanned extended shutdowns or production interruptions by us, our customers or our suppliers;

•	A significant deterioration or slowdown in economic activity in the key markets in which we operate;

•	Competitively driven price reductions to our customers;

•	Potential price increases from our suppliers;

•	Additional restructuring actions and the timing and recognition of restructuring charges, including any actions associated with the prolonged softness in markets in which we operate;

•	Higher-than-planned warranty expenses, including the outcome of known or potential recall campaigns;

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

M2019 Growth-Focused Plan

With our M2019 plan well underway, we made significant progress in fiscal year 2017 toward our objectives. The financial targets we set for this plan are the following:

•Grow revenue at 20 percent cumulatively above market levels
•Increase Adjusted diluted earnings per share from continuing operations by $1.25
•Reduce the ratio of Net debt to Adjusted EBITDA to less than 1.5

(see Non-GAAP Financial Measures in Item 7)

To achieve these targets, we are focused on three main priorities:

•Exceeding customer expectations
•Transforming to a growth-oriented organization
•Continuing to invest in employees

Exceed Customer Expectations

For more than 100 years, our products have evolved to meet the changing needs of our customers in major regions of the world. As technology has advanced, we have designed products that are more fuel efficient, lighter weight, safer, more durable and more reliable. The Meritor brand is well established globally and reflects a broad and growing portfolio of high-quality products for various applications.

Over the past years, we worked hard to become an innovation partner to our customers. From concept to launch, we work closely together to ensure we are designing reliable and high quality products that meet or exceed their expectations now and in the future. In addition to technology and product collaboration, we also meet regularly with our customers to review our performance in a number of other areas including quality, delivery and cost.

In our M2019 plan, we set an overall quality target of 25 parts per million ("PPM"). We believe this will further differentiate us in the commercial vehicle industry. In fiscal year 2017, a number of strategic customers, including PACCAR, Hino Motors Manufacturing U.S.A., and Daimler Trucks North America, recognized several of Meritor’s manufacturing facilities for outstanding quality.

We want to continue the excellent delivery performance we have demonstrated at greater than 99 percent. This year, we were proud to receive the first-ever gold award from Ashok Leyland for on-time delivery performance. Meritor’s manufacturing facility in Mysore, India supplies almost 65 percent of the axles and half of the brakes for this major manufacturer of commercial vehicles. We were also honored to be in the top two percent of suppliers to Navistar in fiscal year 2017. For this performance, we were recognized with Navistar’s Diamond Supplier award for helping to improve customer uptime and for exceeding expectations in quality, delivery, technology and cost. XCMG is another important customer to Meritor, in addition to being our key joint venture partner in China. XCMG honored us this year with its Excellent Supplier Award that recognizes top suppliers in delivery, quality and product performance. These recognitions are a critical element to maintaining our customer relationships globally and will continue to be an area to which we devote significant attention.

We will maintain our focus on driving down operating costs through material cost-reduction and labor and burden improvements with a target achievement of 1.5 percent improvement per year. We are continuing to drive material performance with three different approaches: commercial negotiations, best-cost-country sourcing and technical innovation. And, we are improving in labor and burden by addressing several areas simultaneously including better equipment utilization, reduced changeover time, elimination of waste, improved shift and asset utilization, investing in equipment to improve cycle time and flexibility and employee involvement.

We believe we effectively manage complexity for low volumes and support our customers’ needs during periods of peak volumes. The quality, durability and on-time delivery of our products has earned us strong positions in the markets we support. As we seek to extend and expand our business with existing customers and establish relationships with new ones, our objective is to ensure we are getting a fair value for the recognized benefits of our products and services and the strong brand equity we hold in the marketplace.

Transform to a Growth-Oriented Organization
We know that despite changes and volatility in global market conditions, we must generate top-line growth. We have designed the M2019 plan to enable us to achieve the growth we are targeting while operating in a cyclical industry that can be greatly impacted by economic and political factors. We are increasing our market share with key customers, renewing long-term contracts and winning new business in all of our regions around the globe across both of our reportable segments.

We have rapidly increased the pace of product introduction, which is a key component to growing revenue. Prior to our M2016 plan, we launched approximately three programs annually. During the M2019 timeframe, we expect to introduce seven or more programs per year across our product portfolio and geographic regions. We are developing these jointly with our customers for their future product programs, and we have line of sight to revenue streams for each of these products. In fiscal year 2017, we launched the following eight products:

1.
14X HE (High-Efficiency) Tandem Drive Axle - This axle demonstrates efficiency improvement up to 1.5 percent while also reducing weight by 30 pounds over the previous industry-leading 14X design for linehaul applications. The use of laser welding to manufacture components helped drive this efficiency improvement. It also comes standard with high-efficiency bearings, the Meritor Lube Management system and precision-finished gearing.

2.
13X Medium-Duty Drive Axle - Engineered for a variety of medium-duty applications including pick-up and delivery, beverage, utility, school bus, construction and ambulance, the single, rear-drive 13X utilizes the best technologies of Meritor's proven 14X platform.

3.	PACCAR 40 Tandem Axle - An ultra-high efficiency tandem axle developed as a proprietary product solution for a major strategic customer.

4.
MFS+™ Steer Axle - The MFS+ front saves up to 85 pounds from the previous offering due to a new gooseneck beam design and an offset knuckle with integrated torque plate and tie-rod arms. This product earned Heavy Duty Trucking (HDT) magazine's 2017 Top 20 Product Award for being one of the most innovative and significant new products that address industry issues and help linehaul fleets improve their bottom line.

5.
Two Off-Highway Planetary Axles - Built to operate in extreme conditions, these two new off-highway axles are designed for higher levels of durability and reliability. Both off-highway axles launched this year can be used in a variety of applications that serve construction, mining, and oil and gas segments.

6.
MX-25-810 Front Drive Steer Axle - Reliable, cost-efficient front drive steer axle re-engineered for the construction, severe-service and utility applications. Design enhancements include a new housing and new wheel ends. This axle was originally engineered for the defense Mine-Resistant Ambush Protected ("MRAP") segment and is now available in three different housings with options for disc and drum brakes.

7.
MTec6™ - The industry’s lightest trailer axle that offers greater weight savings and lower total cost of ownership. This 6-inch, large-diameter axle is 36 pounds lighter than the industry-standard 5-inch axle. The lighter axle reduces gross trailer weight to enhance fuel economy and available payload.

Also in fiscal year 2017, we announced the following new products that will start production in fiscal year 2018.

•
Optimized EX+ Air Disc Brake - Built to maximize productivity by reducing maintenance time and costs, the gear-synchronized, twin-piston design delivers even force across the brake pads simultaneously, resulting in better performance and uniform pad wear for tractors and trailers.

•
79000 Axle - Designed to help municipal transit fleets meet federal and industry durability guidelines. By more than tripling the durability of previous offerings, fleets may only need to replace the axle’s carrier once instead of multiple times during the vehicle’s service life in this heavy stop-and-go segment.

•
ProTec Series 50 Beam Axle - Expanding on the legacy of Meritor’s ProTec lineup, the optimized axles for military-specific applications feature a new beam design and utilize theater-proven technologies to fulfill the mission at hand. By applying proven technologies, Meritor has also reduced lead times for quicker deliveries.

We expect to continue to broaden our relationships with our global strategic customers, earn the business of new customers, increase aftermarket share in our core product areas, expand our components business by utilizing our time-proven core competencies of forging, machining and gear manufacturing, and enter near adjacent markets and products that we believe will be a good match with our core competencies.

AB Volvo is Meritor’s largest global customer with the majority of that business being in Europe. We recently extended our long-term agreement with Volvo for an additional three years to 2024. Under the terms of this agreement, Meritor will design and deliver a new family of heavy, single reduction rear axles for both Volvo and Renault brands. These newly designed products will feature fuel efficiency improvement, faster ratios and a higher gross combined weight rating to enable more payload per truck. This fiscal year, Volvo launched its new UD Quon truck in Japan which incorporates Meritor’s global axle and air disc brake platforms. We also support Volvo in Thailand and India.

Also this year, we were awarded important new contracts with significant strategic customers in North America and Europe for the supply of various linehaul and heavy haul axles, as well as new business in China and India with companies including JAC Motors, Qingling and Tata Motors.

We also continue to grow our off-highway, specialty and defense businesses with wins that included a new contract to provide our P600 tandem axle to Kenworth for a heavy haul customer in the Middle East and to Navistar Defense for the Israeli Army HET and the MaxxPro Recovery Vehicle program. In our Specialty business, we announced a new standard supplier agreement with the REV Group in North America. Under the terms of the three-year agreement, REV Group will equip its bus, fire and specialty vehicles with Meritor’s fully dressed axle assemblies.

As we strive to grow our aftermarket business, we took various actions this year to better serve our customers. We announced a new value brand, Mach™, that features all-makes products including suspension, steering, brake and drivetrain components designed and engineered to industry standards at affordable prices for second and third owners. End-users looking for lower price points from a proven Tier 1 supplier can now look to Mach-branded products.

We also took steps to reduce lead times for customers on the West Coast of the United States with the announcement of the establishment of a West Coast aftermarket distribution center in Santa Fe Springs, California. Through this center, we will fulfill aftermarket orders from warehouse distributors and dealers in 13 states in an effort to get our customers back on the road faster. The facility stocks the complete Meritor Aftermarket brand portfolio for customers in the Western U.S.

While we are planning for the majority of our growth to be organic, we anticipate allocating capital for targeted acquisitions that could be an accelerant in our growth trajectory. To that end, this year Meritor acquired the product portfolio and related technologies of Fabco Holdings, Inc. and its subsidiaries. With the addition of Fabco’s suite of products, Meritor now has an expanded portfolio of complementary products, including transfer cases, specialty gear boxes, auxiliary transmissions and power take off units for medium, heavy and extra heavy vehicles for on- and off-highway, construction, defense, rail and other industrial applications. These products are available to both original equipment and aftermarket customers. This transaction allows us to offer global customers a wider breadth of capabilities and an expanded portfolio of complementary products. The acquisition is expected to also help us to diversify our customer base and expand into the rail and oil & gas industries not currently served by Meritor.

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

Our commitment to designing and manufacturing braking solutions for the commercial vehicle market has resulted in more commercial vehicles in North America having Meritor brakes than any other brake manufacturer. We believe Meritor’s EX+ air disc brakes are among the highest performing brakes in the marketplace. In Europe, a region where air disc brakes are much more widely adopted, we have sold more than 6 million ELSA air disc brakes - a testament to the quality, reliability and performance of this brake platform.

We believe the quality of our core product lines, our ability to service our products through our aftermarket capabilities, and our sales and service support teams give us a competitive advantage. An important element of being a preferred supplier is the ability to deliver service through the entire life cycle of the product. Also, as our industry becomes more international, our manufacturing footprint around the world and our ability to supply customers with regionally-tailored product solutions are competencies of increasing importance.

Invest in Employees

The safety of our employees is our top priority. Total case rate is a measure of recordable workplace injuries normalized per 100 employees per year. Our target for M2019 is to achieve a rate of less than 0.65. In fiscal year 2017, we achieved an overall case rate of 0.48 injuries per 200,000 hours, which we believe is world class for an industrial company like Meritor and is below our M2019 target. Eighteen of our 39 measured facilities had no recordable incidents in the entire fiscal year. We attribute this to the diligence of our employees and the safety programs and equipment we have instituted throughout our global operations to protect them.

We will also continue to drive the close alignment of our global Meritor team to M2019. Such alignment was a key driver of the success we experienced in our previous M2016 strategic plan. We believe that our strength to compete in the global market is dependent upon the engagement of every Meritor employee and that a high-performing team is critical to the level of performance we want to achieve. We have a strong and experienced leadership group and a committed team, both of which are focused on sustaining the strong foundation we built in M2016 and delivering on our M2019 performance objectives. We will also continue to diversify our workforce because we recognize the value of different opinions and backgrounds in a company as global as Meritor.

We have established various development and training programs to help our employees grow as we grow. This year, we executed leadership development programs for managers, directors and senior leaders around the world. For managers, we initiated E-Learning modules and two new courses that address important areas for advancement including accountability, delegation, and providing and receiving feedback. For director-level employees, we developed Leadership Edge - a 10-month program whose objective is to develop advanced leadership skills, prepare high-potential leaders for senior level positions and strengthen business acumen. And for senior-level leaders, we began the Summit, which provides executive coaching, the opportunity to attend specific executive training sessions tailored to each individual’s background and career goals, participation in a MBA-level finance course, if needed, and engagement in mentorship opportunities with a member of Meritor’s Board of Directors. To ensure we provide a rich experience for our employees, we will continue to measure employee engagement to build on the competencies that are important to our future.

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

The following chart sets forth, for each of the fiscal years 2017, 2016 and 2015, information about product sales comprising more than 10% of consolidated revenue in any of those years. A narrative description of our principal products follows the chart.

Product Sales:

	Fiscal Year Ended September 30,
	2017	2016	2015
Axles, Undercarriage and Drivelines	73%	73%	74%
Brakes and Brake-Related Components	25%	25%	25%
Other	2%	2%	1%
Total	100%	100%	100%

Axles, Undercarriage & Drivelines

We believe we are one of the world's leading independent suppliers of axles for medium- and heavy-duty commercial vehicles, with the leading market position in axle manufacturing in North America, South America and Europe, and are one of the major axle manufacturers in the Asia-Pacific region. Our extensive truck axle product line includes a wide range of front steer axles and rear drive axles. Our front steer and rear drive axles can be equipped with our cam, wedge or air disc brakes, automatic slack adjusters, and complete wheel-end equipment such as hubs, rotors and drums.

We supply heavy-duty axles in certain global regions for use in numerous off-highway vehicle applications, including construction, material handling, and mining. We also supply axles for use in military tactical wheeled vehicles, principally in North America. These products are designed to tolerate high tonnage and operate under extreme conditions. In addition, we have other off-highway vehicle products that are currently in development for certain other regions. We also supply axles for use in buses, coaches and recreational vehicles, fire trucks and other specialty vehicles in North America, Asia Pacific and Europe, and we believe we are a leading supplier of bus and coach axles in North America.

We are one of the major manufacturers of heavy-duty trailer axles in North America. Our trailer axles are available in more than 40 models in capacities from 20,000 to 30,000 pounds for virtually all heavy trailer applications and are available with our broad range of suspension modules, and brake products, including drum brakes and disc brakes.

We supply universal joints and driveline components, including our Permalube™ universal joint and RPL Permalube™ driveline, which are maintenance free, permanently lubricated designs used often in the high mileage on-highway market. We supply drivelines in North America for use in numerous on-highway vehicle applications. We supply transfer cases and drivelines for use in military tactical wheeled vehicles, principally in North America. We also supply transfer cases for use in specialty vehicles in North America. In addition, we supply trailer air suspension systems and products with an increasing market presence in North America. We also supply advanced suspension modules for use in light-, medium- and heavy-duty military tactical wheeled vehicles, principally in North America.

Brakes and Brake-Related Components

We believe we are one of the leading independent suppliers of air brakes to medium- and heavy-duty commercial vehicle manufacturers in North America and Europe. In Brazil, we believe that Master Sistemas Automotivos Limitada, our 49%-owned joint venture with Randon S. A. Implementos e Participações, is a leading supplier of brakes and brake-related products.

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

Other Products

In addition to the products discussed above, we sell other complementary products, including third-party and private label items, through our aftermarket distribution channels. These products are generally sold under master distribution or similar agreements with outside vendors and include brake shoes and friction materials; automatic slack adjusters; yokes and shafts; wheel-end hubs and drums; ABS and stability control systems; shock absorbers and air springs; air brakes.

Customers; Sales and Marketing

We have numerous customers worldwide and have developed long-standing business relationships with many of these customers. Our ten largest customers accounted for approximately 74 percent of our total sales in fiscal year 2017. Sales to our largest three customers, AB Volvo, Daimler AG and PACCAR, represented approximately 22 percent, 17 percent and 10 percent, respectively, of our sales in fiscal year 2017. No other customer accounted for 10 percent or more of our total sales in fiscal year 2017.

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

Our global customer portfolio includes companies such as AB Volvo, Daimler AG, PACCAR, Navistar International Corporation, Oshkosh, MAN, CNH Industrial, Ashok Leyland, Scania, XCMG, Wabash National and Ford.

Aftermarket

We market and sell truck, trailer, off-highway and other products principally to, and service such products principally for, OEMs, their parts marketing operations, their dealers and other independent distributors and service garages within the aftermarket industry. Our product sales are generated through long-term agreements with certain of our OEM customers and distribution agreements and sales to independent dealers and distributors. Sales to other OEMs are typically made through open order releases or purchase orders at market based prices, which do not require the purchase of a minimum number of products. The customer typically has the right to cancel or delay these orders on reasonable notice.

Our product offerings allow us to service all stages of our customers’ vehicle ownership lifecycle. In North America, we stock and distribute thousands of parts from top national brands to our customers or what we refer to as our “all makes” strategy. Our district field managers call on our OEM and independent customers to market our full product line capabilities on a regular basis to seek to ensure that we satisfy our customers’ needs. Our aftermarket business sells products under the following brand names: Meritor; Euclid; Trucktechnic; Meritor Green; Meritor AllFit and Mach.

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

Our major competitors for axles are Dana Incorporated and, in certain markets, OEMs that manufacture axles for use in their own products. Emerging competitors for axles include Daimler Truck North America’s Detroit Axle, ZF Friedrichshafen in Europe, and from China, Hande, Fuwa and Ankai. Our major competitors for brakes are Bendix/Knorr Bremse, WABCO and, in certain markets, OEMs that manufacture brakes for use in their own products. Our major competitors for industrial applications are MAN, AxleTech International, Oshkosh, AM General, Marmon-Herrington, Dana Incorporated, Knorr Bremse, Kessler & Co., Carraro, NAF, Sisu and, in certain markets, OEMs that manufacture industrial products for use in their own vehicles. Our major competitors for trailer applications are Hendrickson and SAF-Holland.

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

We continuously work to address these competitive challenges by reducing costs and, as needed, restructuring operations. We manage supplier risk by conducting periodic assessments for all major suppliers and more frequent rigorous assessments of high-risk suppliers. On an ongoing basis, we monitor third-party financial statements, conduct surveys through supplier questionnaires, and conduct site visits. We have developed a supplier improvement process where we identify and develop actions to address ongoing financial, quality and delivery issues to further mitigate potential risk. We are proactive in managing our supplier relationships to avoid supply disruption. Our process employs dual sourcing and resourcing trigger points that cause us to take aggressive actions and then monitor the progress closely.

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

As part of our M2019 plan, we are evaluating acquisition opportunities that fit strategically with our core competencies and growth initiatives and regularly review the prospects of our existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued. In the fourth quarter of fiscal year 2017, we closed on the sale of our interest in Meritor WABCO Vehicle Control Systems to a subsidiary of our joint venture partner, WABCO Holdings Inc. (see Note 14 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below). In the fourth quarter of fiscal year 2017, we also completed the acquisition of the product portfolio and related technologies of Fabco Holdings, Inc. (see Note 7 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below). In the fourth quarter of fiscal year 2015, we completed the acquisition of the majority of the assets of Sypris Solutions, Inc.’s Morganton, North Carolina trailer, axle beam and carrier manufacturing facility (see Note 7 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below).

Restructuring Actions

Aftermarket Actions: During the third quarter of fiscal year 2016, we approved various restructuring plans in the North American and European Aftermarket businesses. We recorded $5 million of restructuring costs during the third quarter of fiscal year 2016 and $4 million of restructuring costs during fiscal year 2017. Restructuring actions associated with these plans were substantially complete as of September 30, 2017.
Fourth Quarter 2016 Market Related Actions: In response to the decline in revenue in North America and South America, during the fourth quarter of fiscal year 2016, we approved various headcount reduction plans targeting different areas of the business. During the fourth quarter of fiscal year 2016, we incurred a total of $5 million in restructuring costs in the Commercial Truck & Industrial segment, $1 million in Aftermarket & Trailer segment and $2 million in their corporate locations. Restructuring actions with these plans were substantially complete as of September 30, 2017.
Other Fiscal 2016 Actions: During the first half of fiscal year 2016, we recorded restructuring costs of $3 million primarily associated with a labor reduction program in China in the Commercial Truck & Industrial segment and a labor reduction program in the Aftermarket & Trailer segment. Restructuring actions with these plans were substantially complete as of September 30, 2016.
M2016 Footprint Actions: As part of our M2016 Strategy, during fiscal year 2013 we announced a North American footprint realignment action and a European shared services reorganization. In total, we eliminated approximately 140 hourly and salaried positions and incurred approximately $7 million of associated restructuring costs, primarily in the Commercial Truck & Industrial segment in connection with the consolidation of certain gearing and machining operations in North America and the closure of a North America manufacturing facility. Restructuring actions associated with these programs were substantially complete as of September 30, 2015.
South America Labor Reduction: During fiscal years 2014 and 2015, we completed a South America headcount reduction plan intended to reduce labor costs in response to softening economic conditions in the region. In response to decreasing production volumes in South America, we eliminated approximately 420 hourly and 40 salaried positions and incurred $13 million of restructuring costs, primarily severance benefits, in the Commercial Truck & Industrial segment. This plan was substantially complete as of September 30, 2015.
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

Joint Ventures

As the industries in which we operate have become more globalized, joint ventures and other cooperative arrangements have become an important element of our business strategies. These strategic alliances provide for sales, product design, development and manufacturing in certain product and geographic areas. As of September 30, 2017, our continuing operations participated in the following non-consolidated joint ventures:

	Key Products	Country
Master Sistemas Automotivos Limitada	Braking systems	Brazil
Sistemas Automotrices de Mexico S.A. de C.V.	Axles, drivelines and brakes	Mexico
Ege Fren Sanayii ve Ticaret A.S.	Braking systems	Turkey
Automotive Axles Limited	Rear drive axle assemblies and braking systems	India

In the fourth quarter of fiscal year 2017, we closed on the sale of our interest in Meritor WABCO Vehicle Control Systems to a subsidiary of our joint venture partner, WABCO Holdings Inc. Aggregate sales of our non-consolidated joint ventures, including Meritor WABCO Vehicle Control Systems, were $1,156 million, $1,101 million and $1,288 million in fiscal years 2017, 2016 and 2015, respectively.

In accordance with accounting principles generally accepted in the United States, our consolidated financial statements include the financial position and operating results of those joint ventures in which we have control. For additional information on our unconsolidated joint ventures and percentage ownership thereof see Note 14 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

Research and Development

We have significant research, development, engineering and product design capabilities. We spent $69 million in fiscal year 2017, $68 million in fiscal year 2016 and $69 million in fiscal year 2015 on company-sponsored research, development and engineering. We employ professional engineers and scientists globally and have additional engineering capabilities through contract arrangements in low-cost countries. We also have advanced technical centers in North America, South America, Europe and Asia Pacific (primarily in India and China).

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

Substantially all of our U.S.-held intellectual property rights are subject to a first-priority perfected security interest securing our obligations to the lenders under our credit facility. See Note 17 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

Employees

At September 30, 2017, we had approximately 8,200 full-time employees (which includes consolidated joint ventures). At that date, 18 employees in the United States and Canada were covered by collective bargaining agreements. Most of our facilities outside of the United States and Canada are unionized. We strive to foster and maintain positive relationships with our hourly and salaried employees.

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

We have been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined. In addition to Superfund sites, various other lawsuits, claims and proceedings have been asserted against us, alleging violations of federal, state and local environmental protection requirements or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. We have established reserves for these liabilities when they are considered to be probable and reasonably estimable. See Note 24 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for information as to our estimates of the total reasonably possible costs we could incur and the amounts recorded as a liability as of September 30, 2017, and as to changes in environmental accruals during fiscal year 2017.

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

International Operations

We believe our international operations provide us with geographical diversity and help us to weather the cyclical nature of our business. Approximately 46 percent of our total assets as of September 30, 2017 and 47 percent of fiscal year 2017 sales from continuing operations were outside the U.S. See Note 25 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for financial information by geographic area for the three fiscal years ended September 30, 2017.

Our international operations are subject to a number of risks inherent in operating abroad (see Item 1A. Risk Factors below). There can be no assurance that these risks will not have a material adverse impact on our ability to increase or maintain our foreign sales or on our financial condition or results of operations.

Our operations are also exposed to global market risks, including foreign currency exchange rate risk related to our transactions denominated in currencies other than the U.S. dollar. We have a foreign currency cash flow hedging program in place to help reduce the company’s exposure to changes in exchange rates. We use foreign currency forward contracts and options to manage the company’s exposures arising from foreign currency exchange risk. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. It is our policy not to enter into derivative financial instruments for speculative purposes and, therefore, we hold no derivative instruments for trading purposes. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Note 18 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

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

See section Trends and Uncertainties in Item 7. Management's Discussion and Analysis for estimated commercial truck production volumes for selected original equipment markets based on available sources and management's estimates.

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

Cautionary Statement

This Annual Report on Form 10-K contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to reliance on major OEM customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to manage demand expectations in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, following the United Kingdom's decision to exit the European Union or, in the event one or more other countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, restrictive government actions regarding trade, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); risks related to our joint ventures; rising costs of pension benefits; the ability to achieve the expected benefits of strategic initiatives and restructuring actions; our ability to successfully integrate the products and technologies of FABCO Holdings, Inc. and future results of such acquisition, including its generation of revenue and it being accretive; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development and launch of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental, asbestos-related, or other matters; whether the injunction relating to our Cole litigation will remain dissolved or will not otherwise be reinstated, whether the plaintiffs' petition for a writ of certiorari with the Supreme Court of the United States, which was filed on September 15, 2017, is granted and the actual impacts of the Company's modifications to certain benefits of former union employee retirees on the Company's balance sheet, earnings and amount of cash payments; possible changes in accounting rules; ineffective internal controls; and other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

We may not be able to execute our M2019 Plan.

At the beginning of fiscal 2016, we announced our M2019 plan, a multi-year plan to drive growth and increase shareholder value. In connection with the plan, we established certain financial goals relating to revenue growth, profit improvement and capital allocation. The M2019 plan is based on our current planning assumptions, and achievement of the plan is subject to a number of risks. Our plan includes assumptions that we are able to successfully launch new products, secure new business wins, expand our current customer relationships, reduce debt, reduce costs, and that any increases in raw materials prices are substantially offset by customer recovery mechanisms. If our assumptions are incorrect, if management is not able to execute the plan or if our business suffers from any number of additional risks set forth herein, we may not be able to achieve the financial goals we have announced for the M2019 plan.

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

During fiscal year 2017, sales to our three largest customers, AB Volvo, Daimler AG and PACCAR represented approximately 22 percent, 17 percent and 10 percent, respectively. No other customer accounted for 10% or more of our total sales in fiscal year 2017.

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

Production and sales in the commercial vehicle market have historically been volatile. Our business may experience difficulty in adapting to rapidly changing production and sales volumes. In an upturn of the cycle, when demand increases for production, we may have difficulty in meeting such extreme or rapidly increasing demand. This difficulty may include not having sufficient manpower or working capital to meet the needs of our customers or relying on other suppliers who may not be able to respond quickly to a changed environment when demand increases rapidly. In addition, certain volume requirements can necessitate premium freight and the associated costs to support the customer demand. In contrast, in the downturn of the cycle, we may have difficulty sustaining profitability given fixed costs (as further discussed below).

 A downturn in the global economy could materially adversely affect our results of operations, financial condition and cash flows.

Past recessions have had a significant adverse impact on our business, customers and suppliers. Our cash and liquidity needs were impacted by the level, variability and timing of our customers' worldwide vehicle production and other factors outside of our control. If the global economy were to take another significant downturn, depending upon the length, duration and severity of another recession, our results of operations, financial condition and cash flow would be materially adversely affected again.

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

Our current senior secured revolving credit facility matures in March 2022. Upon expiration of this facility, we will require a new or renegotiated facility (which may be smaller and have less favorable terms than our current facility) or other financing arrangements. Our ability to access additional capital in the long term will depend on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds, and there is no guarantee that we will be able to access additional capital.

On November 15, 2017, our Standard & Poor’s corporate credit rating and senior unsecured credit rating were BB- and B+, respectively, and our Moody’s Investors Service corporate credit rating and senior unsecured credit rating were B1 and B2, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.

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

Disruptions in the financial markets, including the bankruptcy, insolvency or restructuring of certain financial institutions, and the lack of liquidity generally could impact the availability and cost of incremental credit for many companies and may adversely affect the availability of credit already arranged. Such disruptions could adversely affect the U.S. and world economy, further negatively impacting consumer spending patterns in the transportation and industrial sectors. In addition, as our customers and suppliers respond to rapidly changing consumer preferences, they may require access to additional capital. If that capital is not available or its cost is prohibitively high, their business would be negatively impacted, which could result in further restructuring or even reorganization under bankruptcy laws. Any such negative impact, in turn, could negatively affect our business either through loss of sales to any of our customers so affected or through inability to meet our commitments (or inability to meet them without excess expense) because of loss of supplies from any of our suppliers so affected. There are no assurances that government responses to these disruptions would restore consumer confidence or improve the liquidity of the financial markets.

In addition, disruptions in the capital and credit markets could adversely affect our ability to draw on our senior secured revolving credit facility or our U.S. accounts receivable securitization facility. Our access to funds under the facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from Meritor and other borrowers within a short period of time. Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

Continued fluctuation in the prices of raw materials and transportation costs has adversely affected our business and, together with other factors, will continue to pose challenges to our financial results.

Prices of raw materials, primarily steel, for our manufacturing needs and costs of transportation have fluctuated sharply in past years, including rapid increases which had a negative impact on our operating income for certain periods. These steel price increases, along with increasing transportation costs, created pressure on profit margins, and if they recur in the future, they could unfavorably impact our financial results going forward. While we have had steel pricing adjustment programs in place with most major OEMs, the price adjustment programs typically lag the increase in steel costs and have generally not contemplated all non-index-related increases in steel costs. Raw material price fluctuation, together with the volatility of the commodity markets, will continue to pose risks to our financial results. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, our operating income could be adversely affected.

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

Each of Meritor's businesses operates in a highly competitive environment. We compete worldwide with a number of North American and international providers of components and systems, some of which are owned by or associated with some of our customers. Certain OEMs manufacture products for their own use that compete with the types of products we supply, and any future increase in this activity could displace Meritor's sales. In addition, cost reduction strategies in our industry have led to an increase in the consolidation and globalization of OEMs and their suppliers, which could increase the amount of competition or displacement we face from OEMs that manufacture products similar to ours for their own use or from suppliers that are affiliated with or otherwise supported by OEMs.

Exchange rate fluctuations could adversely affect our financial condition and results of operations.

As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including risks in connection with our transactions that are denominated in foreign currencies. While we employ financial instruments to hedge certain of our foreign currency exchange risks relating to these transactions, our efforts to manage these risks may not be successful. In addition, we translate sales and other results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income, while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal years 2015 and 2016, our reported financial results were adversely affected by appreciation of the U.S. dollar against foreign currencies. For fiscal year 2017, our reported financial results benefited from depreciation of the U.S. dollar against foreign currencies.

A disruption in supply of raw materials or parts could impact our production and increase our costs.

Some of our significant suppliers have experienced weak financial condition in recent years. In addition, some of our significant suppliers are located in developing countries. We are dependent upon the ability of our suppliers to meet performance and quality specifications and delivery schedules. The inability of a supplier to meet these requirements, the loss of a significant supplier, or any labor issues or work stoppages at a significant supplier could disrupt the supply of raw materials and parts to our facilities and could have an adverse effect on us.

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

We have a significant number of facilities and operations outside the United States, including investments and joint ventures in developing countries. During fiscal year 2017, approximately 47 percent of our sales from continuing operations were generated outside of the United States. Our strategy to grow in emerging markets may put us at risk due to the risks inherent in operating in such markets. Our international operations are subject to a number of risks inherent in operating abroad, including, but not limited to:

•	risks with respect to currency exchange rate fluctuations (as more fully discussed above);

•	risks to our liquidity if the European monetary union were to dissolve and we were unable to renegotiate European factoring agreements;

•	risks arising from the United Kingdom's decision to exit the European Union, or in the event one or more other countries exit the European monetary union;

•	local economic and political conditions;

•	disruptions of capital and trading markets;

•	possible terrorist attacks or acts of aggression that could affect vehicle production or the availability of raw materials or supplies;

•	restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including import and export duties, quotas and customs duties and tariffs);

•	changes in legal or regulatory requirements;

•	import or export licensing requirements;

•	limitations on the repatriation of funds;

•	difficulty in obtaining distribution and support;

•	nationalization;

•	the laws and policies of the United States and foreign governments affecting trade, foreign investment and loans;

•	the ability to attract and retain qualified personnel;

•	tax laws; and

•	labor disruptions.

There can be no assurance that these risks will not have a material adverse impact on our ability to increase or maintain our foreign sales or on our financial condition or results of operations.

Certain of our operations are conducted through joint ventures, which have unique risks.

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

With respect to environmental liabilities, we have been designated as a potentially responsible party at nine Superfund sites (excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined). In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against us alleging violations of federal, state and local and foreign environmental protection requirements or seeking remediation of alleged environmental impairments. We establish reserves for these liabilities when we determine that the company has a probable obligation and we can reasonably estimate it, but the process of estimating environmental liabilities is complex and dependent on evolving physical and scientific data at the site, uncertainties as to remedies and technologies to be used, and the outcome of discussions with regulatory agencies. The actual amount of costs or damages for which we may be held responsible could materially exceed our current estimates because of these and other uncertainties which make it difficult to predict actual costs accurately. In future periods, new laws and regulations, changes in remediation plans, advances in technology and additional information about the ultimate clean-up remedy could significantly change our estimates and have a material impact on our financial position and results of operations. Management cannot assess the possible effect of compliance with future requirements.

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

We are exposed to the rising cost of pension benefits and uncertainty regarding the provision of postemployment benefits.

The commercial vehicle industry, like other industries, continues to be impacted by the cost of pension and other postemployment benefits. In estimating our expected obligations under our pension benefit plans, we make certain assumptions as to economic and demographic factors, such as discount rates, and investment returns. If actual experience of these factors is worse than our assumptions, our obligations could grow which could in turn increase the amount of mandatory contributions to these plans in the coming years. Additionally, in September 2017, we modified the retiree healthcare benefits provided to certain former unionized employees, but we may not ultimately realize the expected benefits of these modifications as our ability to make them is the subject of a petition for a writ of certiorari pending before the Supreme Court of the United States as of November 15, 2017. Our pension plans and other postemployment benefits were underfunded by $84 million and $104 million, respectively, as of September 30, 2017.

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

Our overall effective tax rate is equal to our total tax expense as a percentage of our total earnings before tax. However, tax expenses and benefits are determined separately for each tax paying component (an individual entity) or group of entities that is consolidated for tax purposes in each jurisdiction. Losses in certain jurisdictions that have valuation allowances against their deferred tax assets provide no current financial statement tax benefit unless required under the intra-period allocation requirements of ASC Topic 740. As a result, changes in the mix of projected earnings between jurisdictions, among other factors, could have a significant impact on our overall effective tax rate.

Our unrecognized tax benefits recorded in accordance with FASB ASC Topic 740 could significantly change.

FASB ASC Topic 740, “Income Taxes,” defines the confidence level that a tax position must meet in order to be recognized in the financial statements. This topic requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more likely than not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. In the event that the more-likely-than-not threshold is not met, we would be required to change the relevant tax position which could have an adverse effect on our results of operations and financial condition.

We may be restricted on the use of tax attributes from a tax law “ownership change.”

Section 382 of the U.S. Internal Revenue Code of 1986, as amended, limits the ability of a corporation that undergoes an “ownership change” to use its tax attributes, such as net operating losses and tax credits. In general, an “ownership change” occurs if shareholders owning five percent or more (applying certain look-through rules) of an issuer's outstanding common stock, collectively, increase their ownership percentage by more than fifty percentage points within any three-year period over such shareholders' lowest percentage ownership during this period. If we were to issue new shares of stock, such new shares could contribute to such an “ownership change” under U.S. tax law. Moreover, not every event that could contribute to such an “ownership change” is within our control. If an “ownership change” under Section 382 were to occur, our ability to utilize tax attributes in the future may be limited.

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

We recognize the increasing volume of cyber-attacks and employ commercially practical efforts to provide reasonable assurance such attacks are appropriately mitigated. Each year, we evaluate the threat profile of our industry to stay abreast of trends and to provide reasonable assurance our existing countermeasures will address any new threats identified. Despite our implementation of security measures, our IT systems and those of our service providers are vulnerable to circumstances beyond our reasonable control including acts of malfeasance, acts of terror, acts of government, natural disasters, civil unrest, and denial of service attacks, any of which may lead to the theft of our intellectual property and trade secrets or business disruption. To the extent that any disruption or security breach results in a loss or damage to our data or an inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, suppliers and employees, lead to claims against the company and ultimately harm our business. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Ineffective internal controls could impact our business and financial results.

Our internal control over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in our implementation, our business and financial results could be harmed and we could fail to meet our financial reporting obligations. For example, in connection with management’s evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016, management determined that we did not maintain effective controls over the design and operating effectiveness of our controls over the assessment of uncertain tax positions and our deferred tax asset valuation allowance. Management determined that these ineffective controls over income tax accounting constituted material weaknesses. See Item 9A, Controls and Procedures, for a discussion of our internal control over financial reporting, including a discussion of the now-remediated material weaknesses.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At September 30, 2017, our operating segments, including all consolidated joint ventures, had the following facilities in the United States, Europe, South America, Canada, Mexico and the Asia-Pacific region. For purposes of these numbers, multiple facilities in one geographic location are counted as one facility.

	Manufacturing and Distribution Facilities	Engineering Facilities, Sales Offices, Warehouses and Service Centers
Commercial Truck & Industrial	21	14
Aftermarket & Trailer	5	8
Other	—	3
Total	26	25
These facilities had an aggregate floor space of approximately 9.3 million square feet, substantially all of which is in use. We owned approximately 63 percent and leased approximately 37 percent of this floor space. Substantially all of our owned domestic plants and equipment are subject to liens securing our obligations under our revolving credit facility with a group of banks (see Note 17 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data). In the

opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

A summary of floor space (in square feet) of these facilities at September 30, 2017, (including new space under construction) is as follows:

	Owned Facilities			Leased Facilities
Location	Commercial Truck & Industrial	Aftermarket & Trailer	Other	Commercial Truck & Industrial	Aftermarket & Trailer	Other	Total
United States	2,029,291	769,037	417,800	608,270	526,226	—	4,350,624
Canada	—	—	—	—	40,517	—	40,517
Europe	1,870,150	68,326	—	536,567	67,087	12,376	2,554,506
Asia Pacific	173,155	—	—	998,641	87,335	—	1,259,131
Latin America	494,913	—	—	571,743	—	—	1,066,656
Total	4,567,509	837,363	417,800	2,715,221	721,165	12,376	9,271,434

Item 3. Legal Proceedings.

•
See Note 21 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for information with respect to class action lawsuits previously filed against the company as a result of modifications made to our retiree medical benefits, which is incorporated herein by reference thereto.

•
See Note 24 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for information with respect to litigation related to asbestos, product liability and our Mexican joint venture, which is incorporated herein by reference thereto.

•
See Item 1. Business, “Environmental Matters” and Note 24 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for information relating to environmental proceedings, which is incorporated herein by reference thereto.

•
In March 2016, we were served with a complaint filed against our company and other defendants in the United States District Court for the Eastern District of Michigan. The complaint is a proposed class action and alleges that we violated federal and state antitrust and other laws in connection with a former business of ours that manufactured and sold exhaust systems for automobiles. The alleged class is comprised of persons and entities that purchased or leased a passenger vehicle during a specified time period. In April 2016, we were served with a virtually identical suit also naming the company as a defendant on behalf of a purported class of automobile dealers. We are also aware of a similar suit naming the company as a defendant on behalf of a purported class of purchasers in Canada, but the company has not yet been served with a complaint in this suit.  In August 2017, our subsidiary, Meritor do Brasil Sistema Automotivos Ltda., received notice that it was made a formal party to an investigation by the antitrust authority of the Brazilian government relating to the alleged existence of a cartel in the exhaust systems and components market in Brazil. We intend to defend ourselves vigorously against these claims. We believe at this time that liabilities associated with these claims, while possible, are not probable, and therefore we did not record an accrual as of September 30, 2017 or September 30, 2016. Further, any possible range of loss cannot be reasonably estimated at this time.

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

Item 4A. Executive Officers of the Registrant.

The name, age, positions and offices held with Meritor and principal occupations and employment during the past five years of each of our executive officers as of November 16, 2017, are as follows:

Jeffrey A. Craig, 57 - Chief Executive Officer and President since April 2015 and President and Chief Operating Officer from June 2014 until April 2015. Mr. Craig has served as a director of Meritor since April 2015; Senior Vice President and President, Commercial Truck & Industrial from February 2013 until May 2014; Senior Vice President and Chief Financial Officer from May 2008 until January 2013; Acting Controller from May 2008 to January 2009; Senior Vice President and Controller from May 2007 until May 2008; Vice President and Controller from May 2006 until April 2007; Prior to joining Meritor, he was President and Chief Executive Officer of GMAC Commercial Finance (commercial lending service) from 2001 to May 2006 and President and Chief Executive Officer of GMAC’s Business Credit division from 1999 to 2001. He joined GMAC as general auditor in 1997 from Deloitte & Touche, where he served as an audit partner.

Kevin Nowlan, 45 - Senior Vice President and Chief Financial Officer since May 2013; Vice President and Chief Financial Officer from February 2013 until April 2013; Vice President and Controller from December 2010 until February 2013 and Vice President and Treasurer from July 2009 until his appointment as Vice President and Controller. From July 2008 until July 2009, served as Vice President and Assistant Treasurer of Meritor and from, March 2007 until July 2008, served as Vice President of Shared Services. Prior to joining Meritor, Mr. Nowlan worked in various roles at GMAC and General Motors Corporation from 1995 through March 2007.

April Miller Boise, 49 - Senior Vice President, General Counsel and Corporate Secretary since August 2016. Prior to joining Meritor, Ms. Boise was Senior Vice President, General Counsel, Head of Global Mergers and Acquisitions and Corporate Secretary at Avintiv, Inc. (formerly known as The Polymer Group). From 2011 until 2015, she was Vice President, General Counsel, Corporate Secretary and Chief Privacy Officer at Veyance Technologies, Inc. (formerly known as Goodyear Engineered Products). From 1999 to 2010, Ms. Boise was an attorney with Thompson Hine LLP, where she held positions of increasing responsibility, including Managing Partner, Cleveland Office, Executive Committee Member and Hiring Partner, 2009-2010; Chair, Private Equity Group, 2007-2010; Co-Founder and Chair, Women’s Initiative, 2006-2009; and Partner, Corporate Transactions and Securities, 2002-2010.

Timothy Heffron, 53 - Senior Vice President, Human Resources and Chief Information Officer since August 2013; Vice President, Chief Information Officer and Shared Services from July 2011 until August 2013; Vice President of Shared Services from June 2008 until July 2011; Prior to joining Meritor, Mr. Heffron was Executive Vice President and Chief Information Officer of GMAC Commercial Finance from January 2002 until June 2008; Director of Reengineering for GMAC from December 1999 until December 2001, Director of Global Information Technology Audit for General Motors Corporation from June 1999 until November 1999; Assistant General Auditor for GMAC from March 1998 until May 1999. Prior to that, Mr. Heffron spent nine years in public accounting, most recently as an audit senior manager with Ernst & Young.

Chris Villavarayan, 47 - Senior Vice President and President, Americas since February 2014; Vice President of Global Manufacturing and Supply Chain Management from June 2012 until February 2014; Managing Director of Meritor India and CEO of MHVSIL and Automotive Axles Ltd. (joint venture between Meritor and Kalyani Group of India) from December 2009 until June 2012; General Manager of European Operations and Worldwide Manufacturing Planning and Strategy from June 2007 until December 2009; Director of Manufacturing Performance Plus from November 2006 until June 2007; Regional Manager of Continuous Improvement from July 2005 until November 2006; Industrialization Project Manager from September 2001 until July 2005; Site Manager of Meritor St. Thomas, Ontario facility from June 2000 until September 2001.

Joseph Plomin, 55 - Senior Vice President and President, International since January 2014; Vice President of International from July 2013 until January 2014; Vice President of Global Brakes from June 2012 until January 2013; Vice President of Truck North America and South America from July 2011 until May 2012; Vice President of Commercial Vehicle Systems Truck from September 2007 until July 2011. Prior to joining Meritor, Mr. Plomin held a variety of executive positions at Delco Remy International, including Senior Vice President of Sales/Marketing/Product Line Management from October 2006 until September 2007; President of Electrical Aftermarket from February 2006 until October 2006; General Manager/Senior Vice President of Heavy Duty/Industrial Division from June 2001 until February 2006; and Senior Vice President of Sales and Marketing, Electrical Division from September 1998 until December 2000.

Robert Speed, 46 - Senior Vice President and President, Aftermarket & Trailer and Chief Procurement Officer since April 2015; Vice President and Chief Procurement Officer from February 2014 until April 2015; Vice President of Procurement from March 2013 until February 2014; Vice President of Purchasing from January 2012 until March 2013; Managing Director of Meritor’s Australia operations from July 2010 until January 2012; Senior Director of Finance, Truck Americas, from February

2009 until July 2010; Senior Director of Finance, Truck Group, from July 2008 until February 2009; Director of Finance for Truck and Procurement from January 2008 until July 2008; Director of Financial Planning and Analysis from March 2006 until January 2008. Prior to joining Meritor, Mr. Speed was Manager of Capital Markets at NOP Automotive Worldwide from February 2005 until March 2006. Director of Finance & Administration at NOP Automotive Worldwide from September 2000 until June 2003; Manager of Finance at NOP Automotive Worldwide from February 2000 until August 2000; M&A Arbitrage Trader at Peter Securities, LLC from July 1998 until February 2000; Senior Equity Trader at First of America Bank from May 1997 until July 1998.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Meritor's common stock, par value $1 per share (“Common Stock”), is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol "MTOR." On November 15, 2017, there were 11,358 shareholders of record of Meritor's Common Stock.

The high and low sale prices per share of Meritor Common Stock for each quarter of fiscal years 2017 and 2016 were as follows:

	Fiscal Year 2017		Fiscal Year 2016
Quarter Ended	High	Low	High	Low
December 31	$13.28	$9.98	$11.85	$7.57
March 31	17.13	12.83	8.30	6.11
June 30	17.86	15.42	8.95	6.44
September 30	26.61	16.66	11.29	6.92

There were no dividends declared and paid in fiscal year 2017 or in fiscal year 2016. Our payment of cash dividends and the amount of the dividend are subject to review and change at the discretion of our Board of Directors.

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

Issuer repurchases

The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1- 31, 2017	—	$—	—	$99,881,011
August 1- 31, 2017	—	$—	—	$99,881,011
September 1- 30, 2017	—	$—	—	$99,881,011
Total	—		—

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

 The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 5 of this Report on Form 10-K. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in fiscal year 2017.

Shareholder Return Performance Presentation

The line graph below compares the cumulative total shareholder return of the S&P 500, Meritor, Inc. and the peer group of companies for the period from September 30, 2012 to September 30, 2017, assuming a fixed investment of $100 at the respective closing prices on the last day of each fiscal year and reinvestment of cash dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Meritor, Inc, the S&P 500 Index,
and a Peer Group

$700
$600
$500
$400
$300
$200
$100
$0
9/12
9/13
9/14
9/15
9/16
9/17
Meritor, Inc
S&P 500
Peer Group

*$100 invested on 9/30/12 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Copyright© 2017 S&P, a division of McGraw Hill Financial. All rights reserved.

	9/12	9/13	9/14	9/15	9/16	9/17
Meritor, Inc.	100.00	185.38	255.90	250.71	262.50	613.44
S&P 500	100.00	119.34	142.89	142.02	163.93	194.44
Peer Group(1)	100.00	151.04	153.02	136.38	160.51	219.65

(1)
The peer group consists of representative commercial vehicle suppliers of approximately comparable products to Meritor. The peer group consists of Accuride Corporation, Commercial Vehicle Group, Inc., Cummins Inc., Dana Incorporated, Haldex AB, Modine Manufacturing Company, SAF-Holland SA, Stoneridge, Inc., and Wabco Holdings Inc.

The information included under the heading “Shareholder Return Performance Presentation” is not to be treated as “soliciting material” or as “filed” with the SEC, and is not incorporated by reference into any filing by the company under the Securities Act of 1933 or the Securities Exchange Act of 1934 that is made on, before or after the date of filing of this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

The following sets forth selected consolidated financial data. The data should be read in conjunction with the information included under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data below. Fiscal year 2013 has been recast to reflect our Mascot business as discontinued operations.

	Year Ended September 30,
	2017	2016	2015	2014	2013
	(in millions, except per share amounts)
SUMMARY OF OPERATIONS
Sales
Commercial Truck & Industrial	$2,615	$2,445	$2,739	$2,980	$2,920
Aftermarket & Trailer	853	860	884	920	871
Intersegment Sales	(121)	(106)	(118)	(134)	(119)
Total Sales	$3,347	$3,199	$3,505	$3,766	$3,672

Operating Income	$207	$204	$128	$217	$7
Income Before Income Taxes	381	155	67	315	51
Net Income Attributable to Noncontrolling Interests	(4)	(2)	(1)	(5)	(2)
Net Income (Loss) Attributable to Meritor, Inc.:
Income (Loss) from Continuing Operations	$325	$577	$65	$279	$(15)
Loss from Discontinued Operations	(1)	(4)	(1)	(30)	(7)
Net Income (Loss)	$324	$573	$64	$249	$(22)

BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	$3.69	$6.40	$0.67	$2.86	$(0.15)
Discontinued Operations	(0.01)	(0.04)	(0.01)	(0.31)	(0.07)
Basic Earnings (Loss) per Share	$3.68	$6.36	$0.66	$2.55	$(0.22)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	$3.60	$6.27	$0.65	$2.81	$(0.15)
Discontinued Operations	(0.01)	(0.04)	(0.01)	(0.30)	(0.07)
Diluted Earnings (Loss) per Share	$3.59	$6.23	$0.64	$2.51	$(0.22)

FINANCIAL POSITION AT SEPTEMBER 30
Total Assets (1)	$2,782	$2,494	$2,195	$2,485	$2,552
Short-term Debt	288	14	15	7	13
Long-term Debt (1)	750	982	1,036	948	1,107

(1)	Fiscal years 2014 and 2013 have been recast to reflect the early adoption of ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.
Income (loss) from continuing operations attributable to Meritor, Inc. in the selected financial data information presented above includes the following items specific to the period of occurrence (in millions):

	Year Ended September 30,
	2017	2016	2015	2014	2013
Pretax items:
Restructuring costs	$(6)	$(16)	$(16)	$(10)	$(23)
Asset impairment charges	(4)	—	(2)	—	—
Goodwill impairment charges	—	—	(15)	—	—
Impact of pension settlement losses and curtailment gain	—	—	(59)	15	(109)
Antitrust settlement with Eaton (including recovery of past legal fees)	—	—	—	209	—
Gain on sale of equity investment	243	—	—	—	125
Specific warranty contingency, net of supplier recovery	—	—	—	8	(7)
Loss on debt extinguishment	(36)	—	(25)	(31)	(19)
Asbestos-related liability remeasurement	(4)	(4)	(1)	(20)	(7)
Asbestos-related insurance settlements, net	13	30	—	—	—
Supplier litigation settlement	—	6	—	—	—
Legal settlement charge related to joint venture	(10)	—	—	—	—
Non-operating gains, net	—	—	5	—	3
After tax items:
Tax valuation allowance reversal, net and other (1)	68	454	16	—	—

(1)
The fiscal year ended September 30, 2017 includes non-cash income tax benefit (expense) of $52 million related to the partial reversal of the U.S. valuation allowance, $15 million related to capital losses associated with the sale of equity investment and $1 million related to other correlated tax relief. The fiscal year ended September 30, 2016 includes non-cash income tax benefit (expense) of $438 million related to the partial reversal of the U.S. valuation allowance, ($9) million related to the establishment of a valuation allowance in Brazil and $25 million related to other correlated tax relief. The fiscal year ended September 30, 2015 includes non-cash income tax benefit of $16 million related to the reversal of valuation allowances in Germany, Italy, Mexico and Sweden.

Loss from discontinued operations attributable to Meritor, Inc. in the selected financial data information presented above includes the following items specific to the period of occurrence (in millions):

	Year Ended September 30,
	2017	2016	2015	2014	2013
Pretax items:
Gain (loss) on divestitures of businesses, net	$—	$—	$—	$(23)	$—
Restructuring costs	—	—	—	—	(3)
Litigation settlement	—	(3)	—	—	—

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

Our sales for fiscal year 2017 were $3,347 million, an increase compared to $3,199 million in the prior year. The increase was primarily due to new business wins and higher truck production in Europe, China and South America, which more than offset lower Class 8 truck production in North America and India.

Net income attributable to Meritor for fiscal year 2017 and 2016 was $324 million and $573 million, respectively. The decrease in net income attributable to Meritor was due primarily to a $438 million reversal of our tax valuation allowance in the United States in fiscal year 2016 that did not repeat in fiscal year 2017, partially offset by a $154 million after-tax gain on the sale of an equity investment in fiscal year 2017.

Net income from continuing operations attributable to the company for fiscal years 2017 and 2016 was $325 million and $577 million, respectively. Adjusted income from continuing operations attributable to the company for fiscal years 2017 and 2016 was $170 million and $151 million, respectively (see Non-GAAP Financial Measures below).

Adjusted EBITDA (see Non-GAAP Financial Measures below) for fiscal year 2017 was $347 million compared to $327 million in fiscal year 2016. Our Adjusted EBITDA margin (see Non-GAAP Financial Measures below) in fiscal year 2017 was 10.4 percent compared to 10.2 percent in the same period a year ago. Adjusted EBITDA and Adjusted EBITDA margin increased year over year as higher revenue and continued material, labor and burden performance partially offset the impact of higher steel costs and higher variable compensation accruals.

Cash flows provided by operating activities were $176 million in fiscal year 2017 compared to cash flows provided by operating activities of $204 million in the prior fiscal year. The decrease was due in part to $52 million received in fiscal year 2016 related to insurance settlements for recoveries for defense and indemnity costs associated with asbestos liabilities, which did not recur in fiscal year 2017 (see Note 24 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

Repurchase Authorization

On July 21, 2016, our Board of Directors authorized the repurchase of up to $100 million of our common stock and up to $150 million aggregate principal amount of any of our debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and our debt covenants. The amounts remaining available for repurchases under these authorizations were $100 million of our common stock and $50 million of our public debt securities, in each case as of November 15, 2017.

Capital Markets Transactions and Revolving Credit Facility

On March 31, 2017, we amended and restated our senior secured revolving credit facility. Pursuant to the amended and restated revolving credit agreement, we have a $525 million revolving credit facility that matures in March 2022.

During the fourth quarter of fiscal year 2017, we issued $325 million principal amount of 3.25 percent convertible senior notes due 2037. Net proceeds were used, together with cash on hand, to repurchase approximately $119 million principal amount of our 4.0 percent convertible senior notes due 2027 and approximately $117 million principal amount at maturity of our 7.875 percent convertible senior notes due 2026. These transactions resulted in a loss on debt extinguishment of approximately $31 million. The loss on debt extinguishment is included in Interest expense, net in the consolidated statement of operations.
On September 28, 2017, we redeemed $100 million of the outstanding $275 million aggregate principal amount of our 6.75 percent notes due 2021. This transaction resulted in a loss on debt extinguishment of approximately $5 million. The loss on debt extinguishment is included in Interest expense, net in the consolidated statement of operations. This redemption was made pursuant to our July 2016 debt repurchase authorization. On November 2, 2017, we redeemed the remaining $175 million aggregate principal amount outstanding of our 6.75 percent notes due 2021 pursuant to a special authorization of the Board of Directors.

Sale of Ownership Interest in Meritor WABCO JV

On September 15, 2017, we entered into an agreement to sell our interest in Meritor WABCO Vehicle Control Systems (the "Meritor WABCO JV") to a subsidiary of our joint venture partner, WABCO Holdings Inc. The total purchase price for the sale was $250 million, and we received a $8 million final partnership distribution immediately prior to closing of the transaction on October 1, 2017, the last day of fiscal year 2017. We recognized a $243 million pre-tax ($154 million, after-tax) gain associated with this sale. We used a portion of the proceeds to redeem the remaining $175 million aggregate principal amount outstanding of our 6.75 percent notes due 2021.

Retiree Medical Benefit Modifications

On September 6, 2017, pursuant to a mandate from the United States Court of Appeals for the Sixth Circuit in the case of Cole et al., v. Meritor, Inc. et al., the District Court for the Eastern District of Michigan dissolved its 2006 injunction which previously barred the modification of the benefits provided to the class of United Auto Workers retirees.

On September 8, 2017, we determined to modify the benefits provided to union retirees. These benefit modifications reduced our retiree medical liability by $315 million in fiscal year 2017. In future periods, total company annual cash benefit payments are expected to reduce from $32 million in fiscal year 2017 to approximately $19 million in fiscal year 2018. Total company retiree medical expense is expected to improve by $39 million from an expense of approximately $24 million in fiscal year 2017 to income of approximately $15 million in fiscal year 2018.

Acquisition of Products and Technologies from Fabco Holdings, Inc.
On August 31, 2017, we acquired the product portfolio and related technologies of Fabco Holdings, Inc. (“Fabco”) and its subsidiaries, for a cash purchase price of $34 million. This transaction allows us to offer global customers a wider breadth of capabilities and an expanded portfolio of complementary products. The acquisition is expected to also help us to diversify our customer base and expand into the rail and oil & gas industries not currently served. Fabco's sales for the twelve-month period ended September 30, 2017 were $41 million.

Trends and Uncertainties

 Industry Production Volumes

 The following table reflects estimated on-highway commercial truck production volumes for selected original equipment (OE) markets based on available sources and management's estimates.

	Year Ended September 30,
	2017	2016	2015	2014	2013
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	237	253	328	281	243
North America, Medium-Duty Trucks	246	239	235	220	198
North America, Trailers	281	292	303	254	235
Western Europe, Heavy- and Medium-Duty Trucks	460	440	399	395	414
South America, Heavy- and Medium-Duty Trucks	73	61	89	156	186
India, Heavy- and Medium-Duty Trucks	297	327	287	216	208
North America:
During fiscal year 2017, production volumes in North America decreased compared to the levels experienced in fiscal year 2016; however, volumes in the second half of fiscal year 2017 increased from those in the first half. We expect fiscal year 2018 production volumes in North America to be more in line with the higher production levels experienced in the second half of fiscal year 2017.
Western Europe:

During fiscal year 2017, production volumes in Western Europe increased slightly compared to the levels experienced in fiscal year 2016. We expect fiscal year 2018 production volumes to remain relatively consistent with the levels experienced in fiscal year 2017.
South America:
During fiscal year 2017, production volumes in South America increased approximately 20 percent from the depressed levels experienced in fiscal year 2016. We expect fiscal year 2018 production volumes to increase slightly from the levels experienced in fiscal year 2017.
China:
During fiscal year 2017, production volumes in China increased from the levels experienced in fiscal year 2016 due to improvements in the construction market. We expect fiscal year 2018 production volumes in China to remain relatively consistent with the levels experienced in fiscal year 2017.
India:
During fiscal year 2017, production volumes in India remained strong but decreased slightly from the levels experienced in fiscal year 2016 due to tax and regulatory uncertainties. We expect fiscal year 2018 production volumes in India to increase from the levels experienced in fiscal year 2017.
Industry-Wide Issues
Our business continues to address a number of challenging industry-wide issues including the following:

•	Uncertainty around the global market outlook;

•	Volatility in price and availability of steel, components and other commodities;

•	Potential for disruptions in the financial markets and their impact on the availability and cost of credit;

•	Volatile energy and transportation costs;

•	Impact of currency exchange rate volatility;

•	Consolidation and globalization of OEMs and their suppliers; and

•	Significant pension costs.
Other
Other significant factors that could affect our results and liquidity include:

•	Significant contract awards or losses of existing contracts or failure to negotiate acceptable terms in contract renewals;

•	Ability to successfully launch a significant number of new products, including potential product quality issues, and obtain new business;

•
Ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, following the United Kingdom's decision to exit the European Union, or in the event one or more other countries exit the European monetary union;

•	Ability to further implement planned productivity, cost reduction, and other margin improvement initiatives;

•	Ability to successfully execute and implement strategic initiatives;

•	Ability to work with our customers to manage rapidly changing production volumes;

•	Ability to recover, and timing of recovery of, steel price and other cost increases from our customers;

•	Any unplanned extended shutdowns or production interruptions by us, our customers or our suppliers;

•	A significant deterioration or slowdown in economic activity in the key markets in which we operate;

•	Competitively driven price reductions to our customers;

•	Potential price increases from our suppliers;

•	Additional restructuring actions and the timing and recognition of restructuring charges, including any actions associated with the prolonged softness in markets in which we operate;

•	Higher-than-planned warranty expenses, including the outcome of known or potential recall campaigns;

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

	Year Ended September 30,
	2017	2016	2015 (1)
Income from continuing operations attributable to the company	$325	$577	$65
Restructuring costs	6	16	16
Pension settlement losses	—	—	59
Loss on debt extinguishment	36	—	24
Goodwill impairment charges	—	—	15
Asset impairment charges, net of noncontrolling interests	3	—	2
Gain on sale of equity investment	(243)	—	—
Non-cash tax expense (2)	37	13	4
Tax valuation allowance reversal, net and other (3)	(68)	(454)	(16)
Income tax expense (benefits) (4)	74	(1)	(10)
Adjusted income from continuing operations attributable to the company	$170	$151	$159

Diluted earnings per share from continuing operations	$3.60	$6.27	$0.65
Impact of adjustments on diluted earnings per share	(1.72)	(4.63)	0.94
Adjusted diluted earnings per share from continuing operations	$1.88	$1.64	$1.59
(1) The year ended September 30, 2015 has been recast to reflect non-cash tax expense.
(2) Represents tax expense related to the use of deferred tax assets in jurisdictions with net operating loss carry forwards.
(3) The year ended September 30, 2017 includes non-cash income tax benefit (expense) of $52 million related to the partial reversal of the U.S. valuation allowance, $15 million related to capital losses associated with the sale of an equity investment and $1 million related to other correlated tax relief. The year ended September 30, 2016 includes non-cash income tax benefit (expense) of $438 million related to the partial reversal of the U.S. valuation allowance ($9) million related to the establishment of a valuation allowance in Brazil and $25 million related to other correlated tax relief.
(4) The year ended September 30, 2017 includes $89 million of income tax expense related to the gain on sale of an equity investment, $14 million of income tax benefit related to the loss on debt extinguishment and $1 million of income tax benefits related to other adjustments.
Free cash flow is reconciled to cash flows provided by operating activities below (in millions).

	Year Ended September 30,
	2017	2016	2015
Cash provided by operating activities	$176	$204	$97
Capital expenditures	(95)	(93)	(79)
Free cash flow	$81	$111	$18

Adjusted EBITDA and Segment adjusted EBITDA are reconciled to net income attributable to Meritor, Inc. below (in millions).

	Year Ended September 30,
	2017	2016	2015
Net income attributable to Meritor, Inc.	$324	$573	$64
Loss from discontinued operations, net of tax, attributable to Meritor, Inc.	1	4	1
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$325	$577	$65

Interest expense, net	119	84	105
Gain on sale of equity investment	(243)	—	—
Provision (benefit) for income taxes	52	(424)	1
Depreciation and amortization	75	67	65
Restructuring costs	6	16	16
Loss on sale of receivables	5	5	5
Pension settlement losses	—	—	59
Goodwill impairment charges	—	—	15
Asset impairment charges	4	—	2
Noncontrolling interests	4	2	1
Adjusted EBITDA	$347	$327	$334

Adjusted EBITDA margin (1)	10.4%	10.2%	9.5%

Unallocated legacy and corporate expense (income), net (2)	3	(4)	5
Segment adjusted EBITDA	$350	$323	$339

Commercial Truck & Industrial
Segment adjusted EBITDA	$244	$208	$216
Segment adjusted EBITDA margin (3)	9.3%	8.5%	7.9%

Aftermarket & Trailer
Segment adjusted EBITDA	$106	$115	$123
Segment adjusted EBITDA margin(3)	12.4%	13.4%	13.9%
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

Net debt is reconciled to total debt below (dollars in millions).

	September 30,
	2017	2016
Short-term debt (1)	$288	$14
Long-term debt	750	982
Total debt	1,038	996
Less: Cash and cash equivalents	(88)	(160)
Net debt	$950	$836
(1) On November 2, 2017, we redeemed the remaining $175 million aggregate principal amount outstanding of the 6.75 Percent Notes.

	September 30,
	2017	2016
Adjusted EBITDA	$347	$327

Net debt over Adjusted EBITDA	2.7	2.6

Non-Consolidated Joint Ventures

At September 30, 2017, our continuing operations included investments in joint ventures that are not majority owned or controlled and are accounted for under the equity method of accounting. Our investments in non-consolidated joint ventures totaled $101 million at September 30, 2017 and $100 million at September 30, 2016.

These strategic alliances provide for sales, product design, development and/or manufacturing in certain product and geographic areas. Aggregate sales of our non-consolidated joint ventures were $1,156 million, $1,101 million and $1,288 million in fiscal years 2017, 2016 and 2015, respectively.

Our equity in the earnings of affiliates was $48 million, $36 million and $39 million in fiscal years 2017, 2016 and 2015, respectively. The increase in fiscal year 2017 compared to fiscal year 2016 was primarily attributable to improved profitability of our joint venture in Mexico and improved markets is South America. Our equity in the earnings of the Meritor WABCO JV was $27 million, $26 million and $29 million in fiscal years 2017, 2016 and 2015, respectively. We received cash dividends from our affiliates of $44 million, $37 million and $32 million in fiscal years 2017, 2016 and 2015, respectively. We received cash dividends from our Meritor WABCO JV of $36 million, which includes a $8 million final partnership distribution received immediately prior to closing of the sale transaction on October 1, 2017, $33 million and $24 million in fiscal years 2017, 2016 and 2015, respectively.

For more information about our non-consolidated joint ventures, see Note 14 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Results of Operations

Fiscal Year 2017 Compared to Fiscal Year 2016

Sales

The following table reflects total company and business segment sales for fiscal years 2017 and 2016 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

					Dollar Change Due To
	2017	2016	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck & Industrial
North America	$1,358	$1,358	$—	—%	$—	$—
Europe	607	559	48	9%	(7)	55
South America	168	130	38	29%	17	21
China	127	84	43	51%	(5)	48
India	184	152	32	21%	3	29
Other	89	86	3	3%	2	1
Total External Sales	$2,533	$2,369	$164	7%	$10	$154
Intersegment Sales	82	76	6	8%	(3)	9
Total Sales	$2,615	$2,445	$170	7%	$7	$163

Aftermarket & Trailer
North America	$706	$716	$(10)	(1)%	$(1)	$(9)
Europe	108	114	(6)	(5)%	—	(6)
Total External Sales	$814	$830	$(16)	(2)%	$(1)	$(15)
Intersegment Sales	39	30	9	30%	—	9
Total Sales	$853	$860	$(7)	(1)%	$(1)	$(6)

Total External Sales	$3,347	$3,199	$148	5%	$9	$139
Commercial Truck & Industrial sales were $2,615 million in fiscal year 2017, up 7 percent from fiscal year 2016. The increase in sales was driven by increased production in Europe, South America and China and by new business wins. The increase more than offset lower class 8 truck production in North America and India.

Aftermarket & Trailer sales were $853 million in fiscal year 2017, down 1 percent from fiscal year 2016. The decrease in sales was primarily due to lower production in our trailer business.

Cost of Sales and Gross Profit

Cost of sales primarily represents material, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for fiscal year 2017 was $2,863 million compared to $2,763 million in the prior year, representing a 3.6 percent increase, primarily driven by increased sales revenue. Total cost of sales was approximately 85.5 percent of sales for fiscal year 2017 compared to approximately 86.4 percent for the prior fiscal year.

The following table summarizes significant factors contributing to the changes in costs of sales during fiscal year 2017 compared to the prior fiscal year (in millions):

Cost of Sales
Fiscal year ended September 30, 2016	$2,763
Volumes, mix and other, net	106
Foreign exchange	(6)
Fiscal year ended September 30, 2017	$2,863

Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Higher material costs	$73
Higher labor and overhead costs	41
Other, net	(14)
Total change in costs of sales	$100
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs increased by $73 million compared to the prior fiscal year primarily due to higher volumes and higher steel prices, partially offset by material performance programs.

Labor and overhead costs increased by $41 million compared to the prior fiscal year primarily due to higher sales revenue, partially offset by savings associated with labor and burden cost reduction programs.

Other, net decreased by $14 million compared to the prior fiscal year. The decrease was primarily driven by hedge impacts and net foreign currency transaction gains.

Gross margin for fiscal year 2017 was $484 million compared to $436 million in fiscal year 2016. Gross margin, as a percentage of sales, was 14.5 percent and 13.6 percent for fiscal years 2017 and 2016, respectively. Gross margin as a percentage of sales increased due to the impacts of higher sales and continued material, labor and burden performance programs.

Other Income Statement Items

Selling, general and administrative expenses ("SG&A) for fiscal years 2017 and 2016 are summarized as follows (dollars in millions):

	2017		2016		Increase (Decrease)
	Amount	% of sales	Amount	% of sales
SG&A
Loss on sale of receivables	$(5)	(0.2)%	$(5)	(0.2)%	$—	—
Short- and long-term variable compensation	(51)	(1.5)%	(30)	(1.0)%	$21	0.5	pts
Asbestos-related liability remeasurement	(4)	(0.1)%	(4)	(0.1)%	$—	—
Asbestos-related expense, net of asbestos related insurance recoveries	(10)	(0.3)%	5	0.2%	$15	0.5	pts
Litigation settlements	(10)	(0.3)%	6	0.2%	$16	0.5	pts
All other SG&A	(184)	(5.5)%	(185)	(5.8)%	$(1)	(0.3	) pts
Total SG&A	$(264)	(7.9)%	$(213)	(6.7)%	$51	1.2	pts

Asbestos-related expense, net of asbestos related insurance recoveries
We recognized $13 million and $27 million related to previous cash settlements with insurance companies for recoveries of defense and indemnity costs associated with asbestos liabilities in fiscal year 2017 and 2016, respectively (refer to Note 24 in the

Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). In the fourth quarter of 2016, we recognized $12 million to reflect expected reimbursement of future defense and indemnity payments under a coverage-in-place arrangement with an insurer associated with Rockwell asbestos liabilities (refer to Note 24 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). In the fourth quarter of fiscal year 2016, the collection of $9 million of Rockwell asbestos-related insurance receivables associated with policies in dispute had become doubtful; therefore, in fiscal year 2016 we recorded a $9 million reserve (refer to Note 24 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

Litigation Settlements
We recognized a $10 million charge for a legal settlement related to a dispute with a joint venture in the second quarter of fiscal year 2017 (refer to Note 24 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). In the prior year, we recognized approximately $6 million related to a favorable supplier litigation settlement (refer to Note 24 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

Short- and long-term variable compensation
The increase in SG&A was also attributable to higher variable compensation recognized in the current year, which is based on full-year company performance.

All other SG&A
All other SG&A, which represents normal selling, general and administrative expense decreased as a percentage of sales.

Restructuring costs were $6 million in fiscal year 2017, compared to $16 million in fiscal year 2016. In fiscal year 2017, these costs primarily related to employee severance costs recognized by our Aftermarket & Trailer segment. In fiscal year 2016, $6 million of restructuring costs were recognized by our Commercial Truck & Industrial segment, $8 million by our Aftermarket & Trailer segment and $2 million by our corporate locations, primarily related to employee severance.

Other operating expense, net was $7 million in fiscal year 2017, compared to $3 million in fiscal year 2016. In fiscal year 2017, $4 million related to impairment charges and $3 million related to environmental remediation costs. Of the $4 million of impairment charges, $3 million was the result of the carrying value of a business, classified as held for sale, exceeding its fair value less costs to sell in fiscal year 2017. In fiscal year 2016, other operating expense, net primarily related to environmental remediation costs.

Operating income for fiscal year 2017 was $207 million, compared to $204 million in fiscal year 2016. Key items affecting income are discussed above.

Gain on sale of equity investment of $243 million was recognized in fiscal year 2017 associated with the sale of our 50-percent ownership interest in our Meritor WABCO JV in the fourth quarter of fiscal year 2017.

Equity in earnings of affiliates was $48 million in fiscal year 2017, compared to $36 million in the prior year. The increase was primarily attributable to improved profitability of our joint venture in Mexico and improved markets is South America. Our equity in earnings of the Meritor WABCO JV was $27 million in fiscal year 2017, compared to $26 million in fiscal year 2016.

Interest expense, net was $119 million in fiscal year 2017, compared to $84 million in fiscal year 2016. In the fourth quarter of fiscal year 2017, we recognized approximately $5 million loss on debt extinguishment, which is included in Interest expense, net, related to the redemption of our 6.75 percent notes due 2021. In addition, we recognized approximately $23 million and $8 million loss on debt extinguishment, related to the repurchase of our 7.875 percent convertible senior notes due 2026 and 4.0 percent convertible senior notes due 2027, respectively, in the fourth quarter of fiscal year 2017. The loss on debt extinguishment related to these repurchases is included in Interest expense, net in the consolidated statement of operations.

Provision for income taxes was $52 million in fiscal year 2017 compared to benefit for income taxes of $424 million in fiscal year 2016. The year-over-year increase in tax expense was primarily driven by a reversal of a portion of our valuation allowance in the U.S. resulting in a non-cash income tax benefit of $438 million in the prior year and $89 million of tax expense related to the sale of our Meritor WABCO JV interest in fiscal year 2017.

Income from continuing operations (before noncontrolling interests) for fiscal year 2017 was $329 million compared to $579 million in fiscal year 2016. The reasons for the decrease are previously discussed.

Loss from discontinued operations, net of tax for fiscal year 2017 was $1 million compared to a loss of $4 million in the prior year. In fiscal year 2016, loss from discontinued operations, net of tax, was primarily attributable to changes in estimates related to legal costs incurred in connection with previously divested businesses.

Net income attributable to noncontrolling interests was $4 million in fiscal year 2017 compared to $2 million in fiscal year 2016. Noncontrolling interests represent our minority partners’ share of income or loss associated with our less than 100-percent-owned consolidated subsidiaries. The increase was primarily attributable to higher production in these subsidiaries' respective markets.

Net Income attributable to Meritor, Inc. was $324 million for fiscal year 2017 compared to net income of $573 million for fiscal year 2016.Various factors affecting the decrease in net income were previously discussed.

Segment adjusted EBITDA and Segment adjusted EBITDA Margins

Segment adjusted EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, noncontrolling interests in consolidated joint ventures, loss on sale of receivables, restructuring expense, asset impairment charges and other special items as determined by management. Segment adjusted EBITDA excludes unallocated legacy and corporate expense (income), net. We use Segment adjusted EBITDA as the primary basis for the CODM to evaluate the performance of each of our reportable segments. Segment adjusted EBITDA margin is defined as Segment adjusted EBITDA divided by consolidated sales from continuing operations, either in the aggregate or by segment as applicable. See Non-GAAP Financial Measures above.

The following table reflects Segment adjusted EBITDA and Segment adjusted EBITDA margins for fiscal years 2017 and 2016 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA Margins
	2017	2016	Change	2017	2016	Change
Commercial Truck & Industrial	$244	$208	$36	9.3%	8.5%	0.8	pts
Aftermarket & Trailer	106	115	(9)	12.4%	13.4%	(1.0	) pts
Segment adjusted EBITDA	$350	$323	$27	10.5%	10.1%	0.4	pts
Significant items impacting year-over-year Segment adjusted EBITDA include the following (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment adjusted EBITDA–Year ended September 30, 2016	$208	$115	$323
Higher earnings from unconsolidated affiliates	12	—	12
Impact of foreign currency exchange rates	11	1	12
Higher short- and long-term variable compensation	(14)	(7)	(21)
Litigation settlements	(10)	(6)	(16)
Lower pension and retiree medical expense, net	10	1	11
Allocated asbestos-related expense, net of allocated asbestos-related insurance recoveries	(2)	(1)	(3)
Volume, mix, pricing and other	29	3	32
Segment adjusted EBITDA – Year ended September 30, 2017	$244	$106	$350
Commercial Truck & Industrial Segment adjusted EBITDA was $244 million in fiscal year 2017, compared to $208 million in the prior fiscal year. Segment adjusted EBITDA margin increased to 9.3 percent in fiscal year 2017 compared to 8.5 percent in the prior fiscal year. The increase in segment adjusted EBITDA and segment adjusted EBITDA margin was primarily driven by increased sales revenue and strong material, labor and burden performance, which more than offset the net impact of higher steel costs and higher allocated variable compensation accruals.

Aftermarket & Trailer Segment adjusted EBITDA was $106 million in fiscal year 2017, down $9 million compared to the prior fiscal year. Segment adjusted EBITDA margin decreased to 12.4 percent in fiscal year 2017 compared to 13.4 percent in fiscal year 2016. The decrease in segment adjusted EBITDA and segment adjusted EBITDA margin was primarily driven by a favorable supplier litigation settlement recognized in the third quarter of fiscal year 2016 (refer to Note 24 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data) and higher allocated variable compensation accruals.

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

Other Income Statement Items

Selling, general and administrative expenses for fiscal years 2016 and 2015 are summarized as follows (dollars in millions):

	2016		2015		Increase (Decrease)
	Amount	% of sales	Amount	% of sales	Amount	% of sales
SG&A
Loss on sale of receivables	$(5)	(0.2)%	$(5)	(0.1)%	$—	0.1	pts
Short- and long-term variable compensation	(30)	(0.9)%	(27)	(0.8)%	$3	0.1	pts
Asbestos-related liability remeasurement	(4)	(0.1)%	2	—%	$6	0.1	pts
Asbestos-related expense, net of asbestos- related insurance recoveries	5	0.2%	(25)	(0.7)%	$(30)	(0.9	) pts
Supplier litigation settlement	6	0.2%	—	—%	$(6)	(0.2	) pts
All other SG&A	(185)	(5.8)%	(188)	(5.3)%	$(3)	0.5	pts
Total SG&A	$(213)	(6.6)%	$(243)	(6.9)%	$(30)	(0.3	) pts

2016 Insurance and Litigation Settlements, net
In fiscal year 2016, we recognized $27 million related to cash settlements with insurance companies for recoveries of defense and indemnity costs associated with asbestos liabilities. In addition, in the fourth quarter of fiscal year 2016, we recognized $12 million to reflect expected reimbursement of future defense and indemnity payments under a coverage-in-place arrangement with an insurer associated with Rockwell asbestos liabilities. Separately, although we continue to pursue litigation and believe we have insurance coverage, the collection of $9 million of Rockwell asbestos-related insurance receivables associated with policies in dispute has become doubtful; therefore, in the fourth quarter of fiscal year 2016, we recorded a $9 million reserve. In fiscal year 2016, we also recognized approximately $6 million related to a supplier litigation settlement. (refer to Note 24 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).
All other SG&A, which represents normal selling, general and administrative expense, remained relatively flat but increased as a percentage of sales due to lower sales.

Goodwill Impairment costs of $15 million were recognized during the fourth quarter of fiscal year 2015 for our Defense reporting unit, which is included in the Commercial Truck & Industrial segment.

Restructuring costs were $16 million in fiscal years 2016 and 2015. In fiscal year 2016, $6 million of restructuring costs were recognized by our Commercial Truck & Industrial segment, $8 million by our Aftermarket & Trailer segment and $2 million by our corporate locations, primarily related to employee severance. In fiscal year 2015, our Commercial Truck & Industrial segment and corporate locations recognized $14 million and $2 million, respectively, of restructuring costs primarily related to employee severance costs.

Operating income for fiscal year 2016 was $204 million, compared to $128 million in fiscal year 2015. Key items affecting income are discussed above.

Equity in earnings of affiliates was $36 million in fiscal year 2016, compared to $39 million in the prior year. The decrease was primarily attributable to lower production in our affiliates' respective markets.

Interest expense, net was $84 million and $105 million in fiscal years 2016 and 2015, respectively. The decrease was primarily attributable to the recognized loss on debt extinguishment of $25 million in fiscal year 2015, primarily related to the repurchase of our 7.875 percent convertible senior notes due 2026, partially offset by the increase of interest expense related to fixed-rate debt in fiscal year 2016.

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

Segment adjusted EBITDA and Segment adjusted EBITDA Margins

The following table reflects Segment adjusted EBITDA and Segment adjusted EBITDA margins for fiscal years 2016 and 2015 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA Margins
	2016	2015	Change	2016	2015	Change
Commercial Truck & Industrial	$208	$216	$(8)	8.5%	7.9%	0.6	pts
Aftermarket & Trailer	115	123	(8)	13.4%	13.9%	(0.5	) pts
Segment adjusted EBITDA	$323	$339	$(16)	10.1%	9.7%	0.4	pts
Significant items impacting year-over-year Segment adjusted EBITDA include the following (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment adjusted EBITDA–Year ended September 30, 2015	$216	$123	$339
Lower earnings from unconsolidated affiliates	(3)	—	(3)
Impact of foreign currency transactions, net of hedge impacts	(18)	(11)	(29)
Impact of foreign currency translation	(7)	(1)	(8)
Short- and long-term variable compensation	(4)	(2)	(6)
Allocated asbestos-related insurance recoveries, net of allocated asbestos-related expense	10	3	13
Supplier litigation settlement	—	6	6
Volume, mix, pricing and other	14	(3)	11
Segment adjusted EBITDA – Year ended September 30, 2016	$208	$115	$323
Commercial Truck & Industrial Segment adjusted EBITDA was $208 million in fiscal year 2016, compared to $216 million in the prior fiscal year. Segment adjusted EBITDA margin increased to 8.5 percent in fiscal year 2016 compared to 7.9 percent in the prior fiscal year. The increase in Segment adjusted EBITDA margin was primarily driven by strong material, labor and burden performance, which continued to lower costs year-over-year and insurance settlements for recoveries for defense and indemnity costs associated with asbestos liabilities (refer to Note 24 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). In addition, material costs have been favorably impacted by lower year-over-year steel prices. The overall increase in Segment adjusted EBITDA margin was partially offset by foreign currency impacts, which included a $5 million non-recurring foreign currency option contract hedge gain in 2015, unfavorable product mix and the impact of lower sales in fiscal year 2016.

Aftermarket & Trailer Segment adjusted EBITDA was $115 million in fiscal year 2016, compared to $123 million in the prior fiscal year. Segment adjusted EBITDA margin decreased to 13.4 percent in the current fiscal year compared to 13.9 percent in fiscal year 2015. The decreases in Segment adjusted EBITDA and Segment adjusted EBITDA margin were primarily driven by lower revenue, foreign currency impacts, and unfavorable product mix, which were partially offset by a supplier litigation settlement (see Note 24 of the Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

Cash Flows (in millions)

	Year Ended September 30,
	2017	2016	2015
OPERATING CASH FLOWS
Income from continuing operations	$329	$579	$66
Depreciation and amortization	75	67	65
Loss on debt extinguishment	36	—	25
Deferred income tax expense (benefit)	38	(415)	(24)
Pension and retiree medical expense	11	20	82
Gain on sale of equity investment	(243)	—	—
Gain on sale of property	—	(2)	(3)
Goodwill and asset impairment charges	4	—	17
Equity in earnings of affiliates	(48)	(36)	(39)
Restructuring costs	6	16	16
Dividends received from equity method investments	44	37	32
Pension and retiree medical contributions	(38)	(42)	(141)
Restructuring payments	(15)	(11)	(16)
Decrease (increase) in working capital	(70)	28	(12)
Changes in off-balance sheet accounts receivable securitization and factoring	26	(31)	39
Other, net	24	(1)	—
Cash flows provided by continuing operations	179	209	107
Cash flows used for discontinued operations	(3)	(5)	(10)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$176	$204	$97

Cash provided by operating activities for fiscal year 2017 was $176 million compared to $204 million in fiscal year 2016 and $97 million in fiscal year 2015. The decrease in cash flows provided by operating activities in fiscal year 2017 is due in part to $52 million received related to insurance settlements for recoveries for defense and indemnity costs associated with asbestos liabilities in fiscal year 2016, which did not recur in fiscal year 2017 (see Note 24 of the Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). The increase in cash flows provided by continuing operations in fiscal year 2016, compared to fiscal 2015, was due in part to the $52 million received related to insurance settlements noted above, as well as $94 million used in fiscal year 2015 to fund a voluntary buyout of our German and Canadian pension plan obligations.

	Year Ended September 30,
	2017	2016	2015
INVESTING CASH FLOWS
Capital expenditures	$(95)	$(93)	$(79)
Cash paid for acquisition of Fabco	(34)	—	—
Cash paid for acquisition of Morganton	—	—	(16)
Other investing activities	—	3	4
Net investing cash flows provided by discontinued operations	2	4	4
CASH USED FOR INVESTING ACTIVITIES	$(127)	$(86)	$(87)

Cash used for investing activities was $127 million in fiscal year 2017, compared to cash used for investing activities of $86 million in fiscal year 2016 and $87 million in fiscal year 2015. The increase in cash used for investing activities in fiscal year 2017 is due largely to the acquisition of the product portfolio and related technologies of Fabco. Further, capital expenditures continue to increase as we invest in new product development to support our revenue growth and operational performance initiatives. Capital expenditures were $95 million in fiscal year 2017 compared to $93 million in fiscal year 2016 and $79 million in fiscal year 2015.

Cash paid for acquisition of Morganton represents the purchase of the majority of the assets of Sypris' Morganton, North Carolina manufacturing facility for $16 million in fiscal year 2015.

Net investing cash flows provided by discontinued operations in fiscal year 2016 and 2015 includes $3 million for receipt of the final and fourth installments, respectively, on the note receivable that was issued at the time of the sale of our Body Systems business.

	Year September 30,
	2017	2016	2015
FINANCING CASH FLOWS
Repayment of notes and term loan	$(408)	$(55)	$(199)
Borrowings and Securitization	89	—	—
Proceeds from debt issuance	325	—	225
Redemption of notes	(103)	—	—
Debt issuance costs	(12)	—	(4)
Other financing activities	(13)	(16)	(9)
Net change in debt	(122)	(71)	13
Repurchase of common stock	—	(81)	(55)
CASH USED FOR FINANCING ACTIVITIES	$(122)	$(152)	$(42)
Cash used for financing activities was $122 million in fiscal year 2017 compared to cash used for financing activities of $152 million in fiscal year 2016 and $42 million in fiscal year 2015. The decrease in cash used for financing activities in fiscal year 2017 compared to fiscal year 2016 was driven by differences in financing activity each year. In fiscal year 2017, cash was provided by financing activities through the issuance of $325 million principal amount of our 3.25 percent convertible senior notes due 2037 and outstanding borrowings against our securitization facility of $89 million in the current year. The net proceeds from the offering of the 3.25 percent convertible senior notes due 2037 were used, together with cash on hand, to repurchase portions of our outstanding 7.875 percent convertible senior notes due 2026 and our 4.0 percent convertible senior notes due 2027. In fiscal year 2017, we spent approximately $272 million on the repurchase of $117 million principal amount of our 7.875 percent convertible senior notes due 2026 (see Note 17 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data) and approximately $139 million on the repurchase of $119 million principal amount of our 4.0 percent convertible senior notes due 2027 (see Note 17 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). In addition, we spent approximately $105 million on the redemption of $100 million principal amount of our 6.75 percent notes due 2021 in fiscal year 2017.
In fiscal year 2016, cash used for financing activities was primarily related to the repurchase of all of the $55 million of outstanding principal amount 4.625 percent convertible senior notes due 2026 at 100 percent of the face value of the notes and the repurchase 8.7 million shares of our common stock for $81 million (including commission costs). In fiscal year 2015, cash was provided by the issuance of an additional $225 million principal amount of our 6.25 percent notes due 2024. A portion of net proceeds from this offering was used to replenish cash used to repurchase $110 million principal amount at maturity of our 7.875 percent convertible senior notes due 2026. Additionally, in fiscal year 2015, we spent $20 million on the repurchase of $19 million principal amount of our 4.0 percent convertible senior notes due 2027 (see Note 17 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). We also spent $55 million on the repurchase of 4.2 million shares of our common stock in fiscal year 2015 under our equity and equity-linked repurchase authorizations (see Note 19 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

Contractual Obligations

As of September 30, 2017, we are contractually obligated to make payments as follows (in millions):

	Total	2018	2019	2020	2021	2022	Thereafter (2)
Total debt (1)	$1,098	$4	$2	$90	$2	$177	$823
Operating leases	87	15	13	12	12	12	23
Interest payments on long-term debt	414	42	41	41	41	41	208
Total	$1,599	$61	$56	$143	$55	$230	$1,054

(1)	Total debt excludes unamortized discount on convertible notes of $42 million, unamortized issuance costs of $17 million, and original issuance discount of $1 million.

(2)
Includes the 6.25 percent senior notes, which contain a call feature that allows for early redemption and includes the 3.25 percent, 4.0 percent and 7.875 percent convertible senior notes, which contain a put and call feature that allows for earlier redemption beginning in 2025, 2019 and 2020, respectively (refer to Note 17 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data Convertible Securities below).

We also sponsor defined benefit pension plans that cover certain of our U.S. employees and certain non-U.S. employees. Our funding practice provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries. Management expects funding for our retirement pension plans of approximately $6 million in fiscal year 2018.

We also sponsor retirement medical plans that cover certain of our U.S. and non-U.S. employees and retirees, including certain employees of divested businesses, and provide for medical payments to eligible employees and dependents upon retirement. Management expects gross retiree medical plan benefit payments of approximately $20 million, $20 million, $14 million, $14 million and $14 million in fiscal years 2018, 2019, 2020, 2021 and 2022, respectively, before consideration of any Part D reimbursement from the U.S. government.

Contractual obligations identified in the table above do not include liabilities associated with uncertain tax positions of $32 million due to the high degree of uncertainty regarding the future cash outflows associated with these amounts. For additional discussion of uncertain tax positions, refer to Note 23 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Liquidity

Our outstanding debt, net of discounts and unamortized debt issuance costs where applicable, is summarized below (in millions). For a detailed discussion of terms and conditions related to this debt, see Note 17 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

	September 30,
	2017	2016
Fixed-rate debt securities	$616	$713
Fixed-rate convertible notes	363	271
Unamortized discount on convertible notes	(42)	(14)
Other borrowings	101	26
Total debt	$1,038	$996
Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs, restructuring and product development programs. We expect fiscal year 2018 capital expenditures to be approximately $100 million.

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
Sources of liquidity as of September 30, 2017, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 9/30/17	Readily Available as of 9/30/17	Current Expiration
On-balance sheet arrangements:
Revolving credit facility(1)	$525	$—	$525	March 2022(1)
Committed U.S. accounts receivable securitization(2)	100	89	10	December 2019
Total on-balance sheet arrangements	625	89	535
Off-balance sheet arrangements:(2)
Committed Swedish Factoring Facility(3)	$183	$164	$—	March 2020
Committed U.S. Factoring Facility (3)	94	43	—	February 2019
Uncommitted U.K. Factoring Facility	29	9	—	February 2018
Uncommitted Italy Factoring Facility	35	26	—	June 2022
Other uncommitted factoring facilities	29	19	—	None
Letter of credit facility	25	18	7	March 2019
Total off-balance sheet arrangements	395	279	7
Total available sources	$1,020	$368	$542
(1)The availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant.
(2)Availability subject to adequate eligible accounts receivable available for sale.
(3)Actual amounts may exceed bank's commitment at bank's discretion.

Cash and Liquidity Needs – At September 30, 2017, we had $88 million in cash and cash equivalents, of which $25 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. It is our intent to reinvest those cash balances in our foreign operations as we expect to meet our liquidity needs in the U.S. through ongoing cash flows from operations in the U.S., external borrowings or both.

Our availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant, as defined in the agreement, which may limit our borrowings under the agreement as of each quarter end. As long as we are in compliance with those covenants as of the quarter end, we have full availability (up to the amount of collateral under the collateral test) under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At September 30, 2017, we were in compliance with all covenants under our credit agreement.
Equity and Equity-Linked Repurchase Authorization - In June 2014, our Board of Directors authorized the repurchase of up to $210 million of our equity and equity-linked securities (including convertible debt securities), subject to the achievement of our M2016 net debt reduction target and compliance with legal and regulatory requirements and our debt covenants. Under this program, we repurchased 12.8 million shares of our common stock for $136 million (including commission costs), $19 million principal amount of our 4.0 percent convertible senior notes due 2027, and all $55 million outstanding principal amount of our 4.625 percent convertible senior notes due 2026 (see Note 19 of the Notes to Consolidated Financial Statements). The repurchase program under the $210 million authorization was complete as of September 30, 2016.
Equity Repurchase Authorization- On July 21, 2016, our Board of Directors authorized the repurchase of up to $100 million of our common stock from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and our debt covenants. The amount remaining available for repurchases under this authorization was $100 million as of November 15, 2017.
Debt Repurchase Authorization - On July 21, 2016, our Board of Directors authorized the repurchase of up to $150 million aggregate principal amount of any of our debt securities (including convertible debt securities) from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and our debt covenants. The amount remaining available for repurchases under this authorization was $50 million as of November 15, 2017.
7.875 Percent Convertible Notes Repurchase Authorization - In May 2015, the Offering Committee of our Board of Directors approved a repurchase program for up to $175 million aggregate principal amount at maturity of our 7.875 percent convertible senior notes due 2026 (the “7.875 Percent Convertible Notes”) from time to time prior to September 30, 2015, subject to compliance with legal and regulatory requirements and our debt covenants. This repurchase program was in addition to the equity and equity-linked repurchase authorizations and debt repurchase program described above. This repurchase authorization expired on September 30, 2015.
Redemption of 6.75 Percent Notes - On September 28, 2017, we redeemed $100 million of the outstanding $275 million aggregate principal amount of our 6.75 percent Notes due 2021 (the "6.75 Percent Notes") at a price of $1,033.75 per $1,000 of principal amount, plus accrued and unpaid interest. As a result, a loss on debt extinguishment of $5 million was recorded in the consolidated statement of operations within Interest expense, net. The redemption was made pursuant to the July 2016 debt repurchase authorization (see Note 19 of the Notes to Consolidated Financial Statements).
On November 2, 2017, we redeemed the remaining $175 million aggregate principal amount outstanding of the 6.75 Percent Notes at a price of $1033.75 per $1,000 of principal amount, plus accrued and unpaid interest. The redemption was made pursuant to a special authorization from the Board of Directors in connection with the sale of the Meritor WABCO joint venture.
Repurchase of 4.625 Percent Convertible Notes - On March 1, 2016, substantially all $55 million of our principal amount outstanding 4.625 percent convertible senior notes due 2026 (the "4.625 Percent Convertible Notes") were repurchased at 100 percent of the face value of the notes. On April 15, 2016, the remaining 4.625 Percent Convertible Notes were redeemed at 100 percent of the face value. At September 30, 2016, none of the 4.625 Percent Convertible Notes remained outstanding. The repurchases were made under our equity and equity-linked repurchase authorization (see Note 19 of the Notes to Consolidated Financial Statements). The repurchase program under this authorization was complete as of September 30, 2016.
Repurchase of 7.875 Percent Convertible Notes - In fiscal year 2015, we repurchased $110 million principal amount at maturity of our 7.875 Percent Convertible Notes, of which $85 million were repurchased at a premium equal to approximately 64 percent of their principal amount in the third quarter of fiscal year 2015, and $25 million were repurchased at a premium equal to approximately 58 percent of their principal amount in the fourth quarter of fiscal year 2015. The premium paid over par reflected the market price of these notes at the time, which included the embedded option value of the security. Since the conversion option with a conversion price of $12 per share was in the money at the time of repurchase, this drove a significant premium. Of the fiscal year 2015 total cash consideration of $179 million paid, $121 million and $58 million were allocated between the liability and equity components, respectively. These repurchases were accounted for as extinguishments of debt, and accordingly, we recognized a loss on debt extinguishment of $24 million. The loss on debt extinguishment was included in Interest expense, net in the consolidated statement of operations. The repurchases were made under our 7.875 Percent Convertible Notes repurchase authorization described above.
Repurchase of 4.0 Percent Convertible Notes - In fiscal year 2015, we repurchased $19 million principal amount of our 4.0 percent convertible notes due 2027 (the "4.0 Percent Convertible Notes"). The repurchases were accounted for as extinguishments of debt, and accordingly, we recognized an insignificant loss on debt extinguishment. The loss on debt extinguishment was included in the consolidated statement of operations in interest expense, net. The repurchases were made under our equity and equity-linked repurchase authorization.
Revolving Credit Facility - On March 31, 2017, we amended and restated our revolving credit facility. Pursuant to the revolving credit agreement, as amended, we have a $525 million revolving credit facility that matures in March 2022. Additionally, $4 million was capitalized as deferred issuance costs and will be amortized over the term of the agreement.

The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement. At September 30, 2017, we were in compliance with all covenants under the revolving credit facility with a ratio of approximately 0.44x for the priority debt-to-EBITDA ratio covenant.
The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At September 30, 2017, the revolving credit facility was collateralized by approximately $749 million of our assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and our investment in all or a portion of certain of our wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating. At September 30, 2017, the margin over LIBOR rate was 300 basis points, and the commitment fee was 45 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 200 basis points.
Certain of our subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under our indentures (see Note 28 of the Notes to the Consolidated Financial Statements).
No borrowings were outstanding under the revolving credit facility at September 30, 2017 and September 30, 2016. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At September 30, 2017 and September 30, 2016, there were no letters of credit outstanding under the revolving credit facility.
Convertible Note Issuances and Repurchases - On September 22, 2017, we issued $325 million principal amount of the 3.25 percent convertible senior notes due 2037 (the "3.25 Percent Convertible Notes"). The 3.25 Percent Convertible Notes were sold in an underwritten offering to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The 3.25 Percent Convertible Notes were issued in minimum denominations of $1,000 principal amount per note and multiples of $1,000 in excess thereof. Net proceeds received by us, after issuance costs and discounts, were approximately $317 million.
We pay 3.25 percent cash interest per year on the principal amount of the 3.25 Percent Convertible Notes, payable semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2018, to holders of record at the close of business on the preceding April 1 or October 1, respectively. Interest accrues on the principal amount of the 3.25 Percent Convertible Notes from and including the date the 3.25 Percent Convertible Notes were issued or from, and including, the last date in respect of which interest has been paid or provided for, as the case may be, to, but excluding, the next interest payment date.
The 3.25 Percent Convertible Notes are fully and unconditionally guaranteed on a senior unsecured basis by our wholly-owned subsidiaries that guarantee our amended and restated revolving credit facility. The 3.25 Percent Convertible Notes are our senior unsecured obligations and rank equally in right of payment with all of our existing and future senior unsecured indebtedness and effectively junior to any of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness. The guarantee by each subsidiary guarantor will rank equally with existing and future senior unsecured indebtedness of such subsidiary end effectively junior to all of the existing and future secured indebtedness of such subsidiary, to the extent of the value of the assets securing such indebtedness.
The 3.25 Percent Convertible Notes will be convertible into cash up to the principal amount of the 3.25 Percent Convertible Notes surrendered for conversion and, pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the principal amount of the notes being converted. The initial conversion rate, subject to adjustment, is 25.0474 shares of common stock per $1,000 principal amount of the 3.25 Percent Convertible Notes (which represents an initial conversion price of $39.92 per share). Holders may convert their notes, at their option, only under the following circumstances prior to the close of business on the business day immediately preceding July 15, 2037, other than during the period from, and including, July 15, 2025 to the close of business on the business day immediately preceding October 15, 2025:

•
during any calendar quarter after the calendar quarter ending on December 31, 2017, if the closing sale price of our common stock for 20 or more trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter equals or exceeds 130 percent of the applicable conversion price on each applicable trading day;

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 3.25 Percent Convertible Notes for each trading day during such five consecutive trading day period was less than 98 percent of the product of the closing sale price of our common stock and the conversion rate on each such trading day;

•
if we call any of the 3.25 Percent Convertible Notes for redemption, at any time from the delivery of the redemption notice through the close of business on the scheduled trading day immediately preceding the redemption date; or

•	upon the occurrence of specified corporate transactions.
During the period from, and including, July 15, 2025 to the close of business on the business day immediately preceding October 15, 2025, and on or after July 15, 2037 until the close of business on the business day immediately preceding the maturity date, holders may convert the 3.25 Percent Convertible Notes at any time, regardless of the foregoing circumstances.
On or after October 15, 2025, but prior to July 15, 2037, we may redeem the 3.25 Percent Convertible Notes at our option, in whole or in part, at a redemption price in cash equal to 100 percent of the principal amount of the 3.25 Percent Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Further, holders may require us to purchase all or a portion of their 3.25 Percent Convertible Notes at a purchase price in cash equal to 100 percent of the principal amount of the 3.25 Percent Convertible Notes to be purchased, plus accrued and unpaid interest to, but excluding, the repurchase date, on October 15, 2025 or upon certain fundamental changes.
Accounting guidance requires that cash-settled convertible debt, such as the 3.25 Percent Convertible Notes, be separated into debt and equity components at issuance and a value be assigned to each. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount. We measure the debt component at fair value by utilizing a discounted cash flow model. This model utilizes observable inputs such as contractual repayment terms, benchmark forward yield curves, yield curves and quoted market prices of its own nonconvertible debt. The yield curves are acquired from an independent source that is widely used in the financial industry and reviewed internally by personnel with appropriate expertise in valuation methodologies.
The net proceeds received by us, after issuance costs and discounts, of approximately $317 million from the offering of the 3.25 Percent Convertible Notes were used to acquire portions of our outstanding 7.875 Percent Convertible Notes and our 4.0 Percent Convertible Notes in transactions that settled concurrently with the closing of the 3.25 Percent Convertible Note offering on September 22, 2017. In total, we repurchased $117 million of the $140 million principal amount of our 7.875 Percent Convertible Notes and $119 million of the $143 million principal amount of our 4.0 Percent Convertible Notes. The 7.875 Percent Convertible Notes and 4.0 Percent Convertible Notes were repurchased at premiums equal to 130 percent and 16 percent, respectively, above their principal amount. These repurchases were accounted for as extinguishments of debt, and accordingly we recognized a loss on debt extinguishment of $31 million in the aggregate, comprising $23 million with respect to the 7.875 Percent Convertible Notes and $8 million with respect to the 4.0 Percent Convertible Notes. The loss on extinguishment is recorded in the consolidated statement of operations within Interest expense, net.
U.S. Securitization Program – We have a $100 million U.S. accounts receivables securitization facility, which expires December 2019. The maximum permitted priority debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At September 30, 2017, $89 million was outstanding under this program, and no amounts were outstanding under related letters of credit. At September 30, 2016, no amounts, including letters of credit, were outstanding under this program. This securitization program contains a cross default to our revolving credit facility. At September 30, 2017, we were in compliance with all covenants under our credit agreement (see Note 17 in the Notes to the Consolidated Financial Statements). At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash received from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal year ends.

Capital Leases – In March 2012, we entered into a master lease agreement with Wells Fargo Equipment Finance, under which we can enter into lease arrangements for equipment. Each lease term is for 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. We had $3 million and $7 million outstanding under this capital lease arrangement as of September 30, 2017 and 2016, respectively. In addition, we had another $10 million and $9 million outstanding through other capital lease arrangements at September 30, 2017 and 2016, respectively.
Export financing arrangements - Our export financing arrangements were entered into through our Brazilian subsidiary pursuant to an incentive program of the Brazilian government to fund working capital for Brazilian companies in exportation programs. The arrangements bore interest at 5.5 percent and had maturity dates in 2017. These financing arrangements were paid off at maturity, as of March 31, 2017. There was $9 million outstanding under these arrangements at September 30, 2016.
Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under our revolving credit facility if the defaulted amount exceeds $35 million per bank. As of September 30, 2017 and 2016, we had $24 million and $10 million, respectively, outstanding under this program at more than one bank.
     Credit Ratings –At September 30, 2017, our Standard & Poor’s corporate credit rating and senior unsecured credit rating were BB- and B+, respectively, and our Moody’s Investors Service corporate credit rating and senior unsecured credit rating are B1 and B2, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.

Off-Balance Sheet Arrangements

Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at September 30, 2017 of $261 million, of which $207 was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $54 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.
The Swedish facility is backed by 364-day liquidity commitment from Nordea Bank, which was renewed through April 23, 2018. Commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in case of the U.K. and Italy commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).
Letter of Credit Facilities – On February 21, 2014, we amended and restated our letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, which expires in March 2019, we have the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $25 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. At September 30, 2017 and 2016, we had $18 million and $23 million, respectively, of letters of credit outstanding under this facility. In addition, we had another $5 million of letters of credit outstanding through other letter of credit facilities as of September 30, 2017 and 2016.

Contingencies

Contingencies related to environmental, asbestos and other matters are discussed in Note 24 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

Pensions — Our defined benefit pension plans and retirement medical plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including the mortality of participants. Our pension obligations are determined annually and were measured as of September 30, 2017 and 2016.

The mortality assumptions for participants in our U.S. plans incorporates future mortality improvements from tables published by the Society of Actuaries ("SOA"). We periodically review the mortality experience of our U.S. plans’ participants against these assumptions. In October 2014, the SOA issued new mortality and mortality improvement tables that raised the life expectancies. We reviewed the new SOA mortality and mortality improvement tables and utilized our actuary to conduct a study based on our plan participants. We have determined that the best representation of our plans' mortality is to utilize the new SOA mortality and mortality improvement tables as the reference table for credibility-weighted mortality rates, blended with our specific mortality based on the study conducted by our actuary. We incorporated the updated tables into our 2015 year-end measurement of the plans’ benefit obligations. As a result of this change in actuarial assumption, our U.S. pension obligations increased by $24 million, and our U.S. OPEB obligations decreased by $18 million, in fiscal year 2015. We consider improvement scales released annually by the SOA. These did not have an impact in fiscal years 2017 and 2016.

The U.S. plans include a qualified and non-qualified pension plan. In fiscal years 2017 and 2016, the only significant non-U.S. plan is located in the U.K. The following are the significant assumptions used in the measurement of the projected benefit obligation ("PBO") and net periodic pension expense:

	2017				2016
	U.S.			U.K. (2)	U.S.			U.K. (2)
Assumptions as of September 30:
Discount rate	3.70%	—	3.75%	2.80%	3.50%	—	3.55%	2.50%
Assumed return on plan assets (beginning of the year)(1)	7.75%			6.00%	7.75%			6.00%

(1)	The assumed return on plan assets for fiscal year 2018 is 7.75 percent for the U.S. plan and 6.00 percent for the U.K. plan.

(2)	In fiscal year 2015, our German and Canadian pension plans were settled. In 2017 and 2016, assumptions presented are for the U.K pension plan, which is the only significant non-U.S. plan remaining.

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

These assumptions reflect our historical experience and our best judgments regarding future expectations. The effects of the indicated increase and decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the plans in 2017, are shown below (in millions):

	Effect on All Plans – September 30, 2017
	Percentage Point Change	Increase (Decrease) in PBO	Increase (Decrease) in Pension Expense
Assumption:
Discount rate	-0.5 pts	$119	$1
	+0.5 pts	(106)	(1)
Assumed return on plan assets	-1.0 pts	N/A (1)	14
	+1.0 pts	N/A (1)	(14)

(1) Not Applicable

Accounting guidance applicable to pensions does not require immediate recognition of the effects of a deviation between actual and assumed experience and the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss in the footnotes. Based on the September 30, 2017 and 2016 measurement dates, we had an unrecognized loss of $742 million and $791 million, respectively. A portion of this loss is amortized into earnings each fiscal year. Unrecognized losses for the U.S. and U.K. plans are being amortized into net periodic pension expense over the average life expectancy of the inactive participants of approximately 18 years and 26 years, respectively.

In recognition of the long-term nature of the liabilities of the pension plans, we have targeted an asset allocation strategy designed to promote asset growth while maintaining an acceptable level of risk over the long term. Asset-liability studies are performed periodically to validate the continued appropriateness of these asset allocation targets. The asset allocation ranges for the U.S. plan are 20–50 percent equity investments, 30–60 percent fixed income investments and 10–25 percent alternative investments. Alternative investments include private equities, real estate, hedge funds and partnership interests. The target asset allocation ranges for the non-U.S. plans are 15–35 percent equity investments, 30–60 percent fixed income investments, 0–10 percent real estate and 10–30 percent alternative investments. The asset class mix and the percentage of securities in any asset class or market may vary as the risk/return characteristics of either individual market or asset classes vary over time.

The investment strategies for the pension plans are designed to achieve an appropriate diversification of investments as well as safety and security of the principal invested. Assets invested are allocated to certain global sub-asset categories within prescribed ranges in order to promote international diversification across security type, issuer type, investment style, industry group, and economic sector. Assets of the plans are both actively and passively managed. Policy limits are placed on the percentage of plan assets that can be invested in a security of any single issuer and minimum credit quality standards are established for debt securities. Meritor securities did not comprise any of the value of our worldwide pension assets as of September 30, 2017.

Based on current assumptions, the fiscal year 2018 net pension income is estimated to be $16 million.

Retiree Medical — We have retirement medical plans that cover certain of our U.S. and non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement. Our retiree medical obligations were measured as of September 30, 2017 and September 30, 2016.

The following are the significant assumptions used in the measurement of the accumulated postretirement benefit obligation (APBO):

	2017	2016
Assumptions as of September 30:
Discount rate	3.32%	3.45%
Health care cost trend rate	6.52%	7.10%
Ultimate health care trend rate	4.65%	4.75%
Year ultimate rate is reached	2024	2024

The discount rate is the rate used to calculate the present value of the APBO. The rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. We used the corporate AA/Aa bond rate for this assumption.

The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. Our projection for fiscal year 2018 is 6.52 percent. For measurement purposes, the annual increase in health care costs was assumed to decrease gradually to 4.65 percent by fiscal year 2024 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2017	2016
Effect on total of service and interest cost
1% Increase	$—	$1
1% Decrease	—	(1)
Effect on APBO
1% Increase	5	40
1% Decrease	(4)	(35)

Based on current assumptions, fiscal year 2018 retiree medical income is estimated to be approximately $15 million.

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

Asbestos — Maremont Corporation (“Maremont”), a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 2,800 and 5,800 pending asbestos-related claims at September 30, 2017 and 2016, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, the total number of claims filed is not necessarily the most meaningful factor in determining Maremont's asbestos related liability.

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

As of September 30, 2017, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Maremont’s obligation for asbestos personal injury claims over the next ten years of $68 million to $82 million. After consultation with Bates White, Maremont recognized a liability for pending and future claims over the next ten years of $68 million and $70 million as of September 30, 2017 and 2016, respectively. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Maremont recognized $5 million and $2 million of expense in fiscal years 2017 and 2016, respectively, associated with its annual valuation of asbestos-related liabilities and receivables. Maremont has recognized incremental insurance receivables associated with recoveries expected for asbestos-related liabilities as the estimate of asbestos-related liabilities for pending and future claims changes.

Assumptions: The following assumptions were made by Maremont after consultation with Bates White and are included in their study:

•	Pending and future claims were estimated for a ten-year period ending in fiscal year 2027;

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

Recoveries: Maremont has historically had insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The expected insurance receivable related to future asbestos-related liabilities was $25 million and $32 million as of September 30, 2017 and 2016, respectively. The receivable is for coverage provided by one insurance carrier based on a coverage-in-place agreement. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next ten years. The difference between the estimated liability and insurance receivable is primarily related to exhaustion of settled insurance coverage within the forecasted period and proceeds from settled insurance policies.
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

Rockwell International ("Rockwell") — ArvinMeritor, Inc. ("AM"), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. Rockwell had approximately 1,600 and 3,200 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at September 30, 2017 and 2016, respectively.

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

The company engaged Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. As of September 30, 2017, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Rockwell’s obligation for asbestos personal injury claims over the next ten years of $63 million to $74 million. After consultation with Bates White, management recognized a liability for pending and future claims over the next ten years of $63 million as of September 30, 2017 compared to $60 million as of September 30, 2016. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell. The increase in the estimated liability is primarily due to higher settlement values, compared to the prior year. AM recognized $1 million of income in fiscal year 2017 and a $2 million charge in the fourth quarter of fiscal year 2016 associated with its annual valuation of asbestos-related liabilities and receivables.

Assumptions: The following assumptions were made by the company after consultation with Bates White and are included in their study:

•	Pending and future claims were estimated for a ten-year period ending in fiscal year 2027;

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

Recoveries: Rockwell has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. In 2004, the company initiated litigation against certain of these carriers to enforce the insurance policies. During the fourth quarter of fiscal year 2016, the company executed settlement agreements with two of these carriers, thereby resolving the litigation against those particular carriers. Pursuant to the terms of one of those settlement agreements, in the fourth quarter of fiscal year 2016, the company received $32 million in cash from an insurer, of which $10 million was recognized as a reduction in asbestos expense, and $22 million was recorded as a liability to the insurance carrier as it is required to be returned to the carrier if additional asbestos liability is not ultimately incurred. During fiscal year 2017, Rockwell recognized an additional $10 million of the cash settlement proceeds as a reduction in asbestos expense. Pursuant to the terms of a second settlement agreement, in the fourth quarter of fiscal year 2016, the company recorded a $12 million receivable to reflect expected reimbursement of future defense and indemnity payments under a coverage-in-place arrangement with that insurer. In addition to the coverage provided from the settlement agreements executed during the fourth quarter of fiscal year 2016, the company continues to maintain a receivable of $7 million related to a previously executed coverage-in-place arrangement with other insurers. The insurance receivables for Rockwell’s asbestos-related liabilities totaled $38 million and $27 million as of September 30, 2017 and 2016, respectively. Included in these amounts are insurance receivables of $17 million and $9 million as of September 30, 2017 and 2016, respectively, which are associated with policies in dispute and have been fully reserved for.

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

In the fourth quarter of fiscal year 2015, the U.S. Army awarded a new contract for the production of the Joint Light Tactical Vehicle to Oshkosh. We expect production for this program to ramp up over the next several years. Although we expect to supply wheel ends on this program, our revenue is expected to be significantly less than if the program was awarded differently and we were supplying our ProTec Independent Suspension.

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
On August 31, 2017, we acquired certain assets, including the product portfolio and related technologies of Fabco Holdings, Inc., and its subsidiaries and assumed certain liabilities, for a cash purchase price of $34 million. The Fabco acquisition was accounted for as a business combination. As a result, we recorded provisional goodwill in the amount of $19 million for the excess of consideration paid over the fair value of the individual assets acquired and liabilities assumed, excluding identifiable intangible assets. This recorded goodwill consists largely of the synergies and economies of scale expected from combining the operations of the company and Fabco. All of the goodwill was assigned to the Commercial Truck & Industrial reportable segment. The assignment of goodwill to reporting units is not complete.
For fiscal year 2017, the fair value of all of our reporting units exceeded their carrying values.

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

In the fourth quarter of fiscal year 2015, the U.S. Army awarded a new contract for the production of the Joint Light Tactical Vehicle to Oshkosh, for which we will supply wheel ends. However, we made certain capital investments and commitments to supply our ProTec Independent Suspension had the JLTV program been awarded differently. As a result, we recorded an impairment of $2 million of long-lived assets in the fourth quarter of fiscal year 2015.
During fiscal year 2017, we determined the carrying value of a business held for sale exceeded the fair value less costs to sell. As a result, an impairment charge of $3 million was recorded within other operating expense, net. During fiscal year 2017, an additional $1 million of other long-lived asset impairment charges were recorded.

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
During the fourth quarter of fiscal year 2016, as a result of sustained profitability in the U.S. evidenced by a strong earnings history, future forecasted earnings, and additional positive evidence, we determined it was more likely than not that we would be able to realize our deferred tax assets. Accordingly, we reversed a portion of the valuation allowance in the U.S. resulting in a non-cash income tax benefit of $438 million. In the fourth quarter of fiscal year 2017, an additional $52 million of valuation allowance in the U.S. was released due to increased profitability. In fiscal year 2015, we reversed valuation allowances in Germany, Italy, Mexico and Sweden, resulting in non-cash income tax benefits of $16 million.
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

The expiration periods for deferred tax assets related to net operating losses and tax credit carryforwards as of September 30, 2017 are included below (in millions). Also included are the associated valuation allowances on these deferred tax assets (in millions).

	Fiscal Year Expiration Periods
	2018-2022	2023-2032	2033-2037	Indefinite	Total
Net Operating Losses and Tax Credit Carryforwards	$8	$95	$14	$232	$349
Valuation Allowances on these Deferred Tax Assets	$7	$19	$9	$215	$250

New Accounting Pronouncements

New Accounting Pronouncements are discussed in Note 2 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

International Operations

Approximately 46 percent of our total assets as of September 30, 2017, and 47 percent of fiscal year 2017 sales from continuing operations were outside the United States. Management believes that international operations have significantly benefited the financial performance of the company. However, our international operations are subject to a number of risks inherent in operating abroad, as discussed in Item 1A. Risk Factors. There can be no assurance that these risks will not have a material adverse impact on our ability to increase or maintain our foreign sales or on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our debt.
     As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal years 2015 and 2016, our reported financial results were adversely affected by the appreciation of the U.S. dollar against foreign currencies relative to the prior year. For fiscal year 2017, our reported financial results benefited from depreciation of the U.S. dollar against foreign currencies.
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
 We use foreign currency option contracts to mitigate foreign currency exposure on expected future Indian Rupee-denominated purchases. In the second quarter of fiscal year 2015, we monetized our outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2017. In the fourth quarter of fiscal year 2016, we entered into a new series of foreign currency option contracts with effective dates from the start of the first quarter of fiscal year 2017 through the end of fiscal year 2018. In the third quarter of fiscal year 2017, we monetized our outstanding foreign currency option contracts and, in the third and fourth quarters of fiscal year 2017, entered into a new series of foreign currency option contracts with maturity dates in fiscal year 2018 and fiscal year 2019. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statements of operations.
From time to time, we hedge against foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies. In the first quarter of fiscal year 2015, due to the volatility of the Brazilian real as compared to the U.S. dollar, we entered into a series of foreign currency option contracts that did not qualify for hedge accounting but were expected to mitigate foreign currency translation exposure of Brazilian real earnings to U.S. dollars. In the second quarter of fiscal year 2015, we monetized these outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2015. In the third and fourth quarters of fiscal year 2015, we monetized these outstanding foreign currency option contracts. Changes in fair value associated with these contracts were recorded in other income, net, in the consolidated statements of operations. As of September 30, 2017 and September 30, 2016, there were no Brazilian real foreign currency option contracts outstanding.
In the fourth quarter of fiscal year 2015 and first quarter of fiscal year 2016, due to the risk of volatility of the euro as compared to the U.S. dollar, we entered into a series of foreign currency option contracts that did not qualify for hedge accounting but were expected to mitigate foreign currency translation exposure of euro earnings to U.S. dollars. In the third and fourth quarters of fiscal year 2017, we entered into a new series of foreign currency option contracts with maturity dates in fiscal year 2017 and fiscal year 2018. Changes in fair value associated with these contracts were recorded in other income, net, in the consolidated statements of operations.
In the fourth quarter of fiscal year 2015 and first quarter of fiscal year 2016, due to the risk of volatility of the Swedish krona as compared to the U.S. dollar, we entered into a series of foreign currency option contracts that did not qualify for hedge accounting but were expected to mitigate foreign currency translation exposure of Swedish krona earnings to U.S. dollars. In the fourth quarter of fiscal year 2017, we entered into a new series of foreign currency option contracts with maturity dates in fiscal year 2018. Changes in fair value associated with these contracts were recorded in other income, net, in the consolidated statements of operations.

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

Market Risk	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase / (Decrease) In
Foreign Currency Sensitivity:
Forward contracts in USD (1)	5.4	(5.4)	Fair Value
Forward contracts in Euro (1)	(6.4)	6.4	Fair Value
Foreign currency denominated debt (2)	0.8	(0.8)	Fair Value
Foreign currency option contracts in USD	7.1	3.1	Fair Value
Foreign currency option contracts in Euro	3.3	(0.4)	Fair Value

Interest Rate Sensitivity:	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase / (Decrease) In
Debt - fixed rate (3)	$(42.8)	$45.7	Fair Value
Debt - variable rate	(0.4)	0.4	Cash Flow
Interest rate swaps	—	—	Fair Value
____________________

(1)
Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)
At September 30, 2017, the fair value of outstanding foreign currency denominated debt was $8 million. A 10% decrease in quoted currency exchange rates would result in a decrease of $0.8 million in foreign currency denominated debt. At September 30, 2017, a 10% increase in quoted currency exchange rates would result in an increase of $0.8 million in foreign currency denominated debt.

(3)
At September 30, 2017, the fair value of outstanding debt was $1,188 million. A 50 basis points decrease in quoted interest rates would result in an increase of $45.7 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in a decrease of $42.8 million in the fair value of fixed rate debt.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of Meritor, Inc.
Troy, Michigan

We have audited the accompanying consolidated balance sheets of Meritor, Inc. and subsidiaries (the "Company") as of October 1, 2017 and October 2, 2016, and the related consolidated statements of operations, comprehensive income, equity (deficit), and cash flows for each of the three years in the period ended October 1, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Meritor, Inc. and subsidiaries as of October 1, 2017 and October 2, 2016, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 1, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 16, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/	DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Detroit, Michigan
November 16, 2017

MERITOR, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share amounts)

	Year Ended September 30,
	2017	2016	2015
Sales	$3,347	$3,199	$3,505
Cost of sales	(2,863)	(2,763)	(3,043)
GROSS MARGIN	484	436	462
Selling, general and administrative	(264)	(213)	(243)
Pension settlement losses	—	—	(59)
Restructuring costs	(6)	(16)	(16)
Goodwill impairment	—	—	(15)
Other operating expense, net	(7)	(3)	(1)
OPERATING INCOME	207	204	128
Other income (expense), net	2	(1)	5
Gain on sale of equity investment	243	—	—
Equity in earnings of affiliates	48	36	39
Interest expense, net	(119)	(84)	(105)
INCOME BEFORE INCOME TAXES	381	155	67
Benefit (provision) for income taxes	(52)	424	(1)
INCOME FROM CONTINUING OPERATIONS	329	579	66
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	(4)	(1)
NET INCOME	328	575	65
Less: Net income attributable to noncontrolling interests	(4)	(2)	(1)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$324	$573	$64
NET INCOME ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$325	$577	$65
Loss from discontinued operations	(1)	(4)	(1)
Net income	$324	$573	$64
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$3.69	$6.40	$0.67
Discontinued operations	(0.01)	(0.04)	(0.01)
Basic earnings per share	$3.68	$6.36	$0.66
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$3.60	$6.27	$0.65
Discontinued operations	(0.01)	(0.04)	(0.01)
Diluted earnings per share	$3.59	$6.23	$0.64
Basic average common shares outstanding	88.0	90.1	96.9
Diluted average common shares outstanding	90.2	92.0	100.1
See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2017	2016	2015
Net income	$328	$575	$65
Other comprehensive income:
Foreign currency translation adjustments	25	(12)	(97)
Pension and other postretirement benefit related adjustments (net of tax of $147, $33 and $5 at September 30, 2017, 2016 and 2015, respectively)	240	(35)	84
Unrealized gain (loss) on investment and foreign exchange contracts	(1)	4	(6)
Total comprehensive income	592	532	46
Less: Comprehensive (income) loss attributable to noncontrolling interest	(4)	(2)	1
Comprehensive income attributable to Meritor, Inc.	$588	$530	$47
See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED BALANCE SHEET
(In millions)

	September 30,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents(1)	$88	$160
Receivables, trade and other, net(1)	789	396
Inventories(1)	378	316
Other current assets	43	33
TOTAL CURRENT ASSETS	1,298	905
NET PROPERTY(1)	474	439
GOODWILL(1)	414	390
OTHER ASSETS (1)	596	760
TOTAL ASSETS	$2,782	$2,494
LIABILITIES, MEZZANINE EQUITY AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$288	$14
Accounts and notes payable (1)	622	475
Other current liabilities	272	268
TOTAL CURRENT LIABILITIES	1,182	757
LONG-TERM DEBT	750	982
RETIREMENT BENEFITS	314	703
OTHER LIABILITIES	239	238
TOTAL LIABILITIES	2,485	2,680
COMMITMENTS AND CONTINGENCIES (NOTE 24)
MEZZANINE EQUITY
Convertible debt with cash settlement	2	—
EQUITY (DEFICIT):
Common stock (September 30, 2017 and 2016, 101.4 and 99.6 shares issued and 88.6 and 86.8 shares outstanding, respectively)	101	99
Additional paid-in capital	765	876
Retained earnings (accumulated deficit)	83	(241)
Treasury stock, at cost (at both September 30, 2017 and 2016, 12.8 shares)	(136)	(136)
Accumulated other comprehensive loss	(545)	(809)
Total equity (deficit) attributable to Meritor, Inc.	268	(211)
Noncontrolling interests (1)	27	25
TOTAL EQUITY (DEFICIT)	295	(186)
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY (DEFICIT)	$2,782	$2,494
(1) As of September 30, 2017, Assets and Liabilities held for sale were: (i) $1 million Cash and cash equivalents; (ii) $13 million Receivables, trade and other, net; (iii) $2 million Inventories; (iv) $3 million Net property; (v) $1 million Goodwill; (vi) $1 million Other assets; (vii) $12 million Accounts and notes payable; and (viii) $2 million Noncontrolling interests. As of September 30, 2016, Assets and Liabilities held for sale were: (i) $1 million Cash and cash equivalents; (ii) $8 million Receivables, trade and other, net; (iii) $1 million Inventories; (iv) $6 million Net property; (v) $5 million Accounts and notes payable; and (vi) $3 million Noncontrolling interests.

See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended September 30,
	2017	2016	2015
OPERATING ACTIVITIES
CASH PROVIDED BY OPERATING ACTIVITIES (see Note 27)	$176	$204	$97
INVESTING ACTIVITIES
Capital expenditures	(95)	(93)	(79)
Cash paid for acquisition of Fabco	(34)	—	—
Cash paid for acquisition of Morganton	—	—	(16)
Other investing activities	—	3	4
Net investing cash flows used for continuing operations	(129)	(90)	(91)
Net investing cash flows provided by discontinued operations	2	4	4
CASH USED FOR INVESTING ACTIVITIES	(127)	(86)	(87)
FINANCING ACTIVITIES
Borrowings and securitization	89	—	—
Proceeds from debt issuances	325	—	225
Redemption of notes	(103)	—	—
Repayment of notes and term loan	(408)	(55)	(199)
Debt issuance costs	(12)	—	(4)
Other financing activities	(13)	(16)	(9)
Net change in debt	(122)	(71)	13
Repurchase of common stock	—	(81)	(55)
CASH USED FOR FINANCING ACTIVITIES	(122)	(152)	(42)
EFFECT OF CHANGES IN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1	1	(22)
CHANGE IN CASH AND CASH EQUIVALENTS	(72)	(33)	(54)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	160	193	247
CASH AND CASH EQUIVALENTS AT END OF YEAR	$88	$160	$193

See Notes to Consolidated Financial Statements.

MERITOR, INC. CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (In millions)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity (Deficit) Attributable to Meritor, Inc.	Non- controlling Interests	Total
Beginning balance at September 30, 2016	$99	$876	$(241)	$(136)	$(809)	$(211)	$25	$(186)
Comprehensive income (loss)	—	—	324	—	264	588	4	592
Vesting of restricted stock	2	(2)	—	—	—	—	—	—
Repurchase of convertible notes	—	(156)	—	—	—	(156)	—	(156)
Issuance of convertible notes	—	41	—	—	—	41	—	41
Equity based compensation expense	—	19	—	—	—	19	—	19
Debt issuance costs	—	(1)	—	—	—	(1)	—	(1)
Stock option exercises	—	2	—	—	—	2	—	2
Convertible securities with cash settlement	—	(2)	—	—	—	(2)	—	(2)
Non-controlling interest dividends	—	—	—	—	—	—	(2)	(2)
Other	—	(12)	—	—	—	(12)	—	(12)
Ending balance at September 30, 2017	$101	$765	$83	$(136)	$(545)	$268	$27	$295

Beginning balance at September 30, 2015	$99	$865	$(814)	$(55)	$(766)	$(671)	$25	$(646)
Comprehensive income (loss)	—	—	573	—	(43)	530	2	532
Equity based compensation expense	—	9	—	—	—	9	—	9
Repurchase of common stock	—	—	—	(81)	—	(81)	—	(81)
Non-controlling interest dividends	—	—	—	—	—	—	(2)	(2)
Other	—	2	—	—	—	2	—	2
Ending balance at September 30, 2016	$99	$876	$(241)	$(136)	$(809)	$(211)	$25	$(186)

Beginning balance at September 30, 2014	$97	$918	$(878)	$—	$(749)	$(612)	$27	$(585)
Comprehensive income (loss)	—	—	64	—	(17)	47	(1)	46
Vesting of restricted stock	2	(2)	—	—	—	—	—	—
Repurchase of convertible notes	—	(62)	—	—	—	(62)	—	(62)
Equity based compensation expense	—	10	—	—	—	10	—	10
Repurchase of common stock	—	—	—	(55)	—	(55)	—	(55)
Non-controlling interest dividends	—	—	—	—	—	—	(1)	(1)
Other	—	1	—	—	—	1	—	1
Ending balance at September 30, 2015	$99	$865	$(814)	$(55)	$(766)	$(671)	$25	$(646)

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

The company’s fiscal year ends on the Sunday nearest September 30. The 2017, 2016 and 2015 fiscal years ended on October 1, 2017, October 2, 2016 and September 27, 2015, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 is used consistently throughout this report to represent the fiscal year end.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates. Significant estimates and assumptions were used to review goodwill and other long-lived assets for impairment (see Notes 5 and 12), costs associated with the company’s restructuring actions (see Note 6), product warranty liabilities (see Note 15), long-term incentive compensation plan obligations (see Note 20), retiree medical and pension obligations (see Notes 21 and 22), income taxes (see Note 23), and contingencies including asbestos (see Note 24).

Concentration of Credit Risk

In the normal course of business, the company provides credit to customers. The company limits its credit risk by performing ongoing credit evaluations of its customers and maintaining reserves for potential credit losses and through accounts receivable factoring programs. The company’s accounts receivables are generally due from medium- and heavy-duty truck OEMs, specialty vehicle manufacturers, aftermarket customers, and trailer producers. The company’s ten largest customers accounted for 74 percent , 73 percent and 75 percent of sales in fiscal years 2017, 2016 and 2015, respectively. Sales to the company's top three customers were 49 percent, 50 percent and 55 percent of total sales in fiscal 2017, 2016 and 2015, respectively. At September 30, 2017 and 2016, 23 percent and 22 percent of the company's trade accounts receivables were from the company's three largest customers, respectively.

Consolidation and Joint Ventures

The consolidated financial statements include the accounts of the company and those subsidiaries in which the company has control. All intercompany balances and transactions are eliminated in consolidation. The results of operations of controlled subsidiaries are included in the consolidated financial statements and are offset by a related noncontrolling interest recorded for the noncontrolling partners’ ownership. Investments in affiliates that are not controlled or majority-owned are reported using the equity method of accounting (see Note 14).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Discontinued Operations

A business component that either has been disposed of or is classified as held for sale is reported as discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The results of discontinued operations are aggregated and presented separately in the consolidated statement of operations and consolidated statement of cash flows (see Note 3).

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

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Year Ended September 30,
	2017	2016	2015
Basic average common shares outstanding	88.0	90.1	96.9
Impact of stock options	—	—	0.1
Impact of restricted shares, restricted share units and performance share units	1.7	1.9	2.0
Impact of convertible notes	0.5	—	1.1
Diluted average common shares outstanding	90.2	92.0	100.1

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
The actual number of performance share units that will vest depends upon the company’s performance relative to the established M2019 goals for the three-year performance period of October 1, 2016 to September 30, 2019, measured at the end of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

performance period. The number of performance share units that vest will depend on meeting the established M2019 goals at the following weights: 50% associated with achieving an Adjusted diluted earnings per share from continuing operations target, 25% associated with achieving a target for revenue growth above market and 25% associated with achieving a Net debt to Adjusted EBITDA target. The number of performance share units that vest will be between 0% and 200% of the grant date amount of 0.6 million performance share units.
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
The actual number of performance share units that vested on December 1, 2016 depended upon the company’s performance relative to the established M2016 goals for the three-year performance period of October 1, 2013 to September 30, 2016, which was measured after the end of the performance period. The company's performance resulted in the vesting of the performance share units at 112% of the grant date amounts. There were 0.4 million, 1.3 million and 0.9 million shares related to these performance share units included in the diluted earnings per share calculation for the years ended September 30, 2017, 2016 and 2015, respectively, as certain payout thresholds were achieved relative to the established M2016 goals.
For the years ended September 30, 2017, 2016 and 2015, the dilutive impact of previously issued restricted shares, restricted share units, and performance share units was 1.7 million, 1.9 million and 2.0 million, respectively. For the years ended September 30, 2017, 2016 and 2015, compensation cost related to restricted shares, restricted share units, performance share units and stock options was $19 million, $9 million and $10 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the fiscal years ended 2017 and 2015, 0.5 million and 1.1 million shares were included in the computation of diluted earnings per share because the average stock price exceeded the conversion price for the 7.875 percent convertible notes due 2026. For the year ended September 30, 2016, the company's convertible senior unsecured notes were excluded from the computation of diluted earnings per share, as the company's average stock price during this period was less than the conversion price for the 7.875 percent convertible notes due 2026.

Other

Other significant accounting policies are included in the related notes, specifically, goodwill (Note 5), inventories (Note 10), property and depreciation (Note 12), capitalized software (Note 13), product warranties (Note 15), financial instruments (Note 18), equity based compensation (Note 20), retirement medical plans (Note 21), retirement pension plans (Note 22), income taxes (Note 23) and environmental and asbestos-related liabilities (Note 24).

Accounting standards to be implemented

In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendment changes the recognition and presentation requirements of hedge accounting including: eliminating the requirement to separately measure and report hedge ineffectiveness; and presenting all items that affect earnings in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting components excluded from the assessment of hedge effectiveness. This standard is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is allowed at any time after the issuance of the ASU including in an interim period. If adopted at a period other than the beginning of a fiscal year, cumulative effect adjustments are reflected as of the beginning of the fiscal year. Changes to income statement classification and financial statement disclosures are applied prospectively from the date of adoption. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 amends the scope of modification accounting for share-based payment arrangements and provides guidance on when an entity would be required to apply modification accounting. This standard is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The amendments in this update should be applied prospectively. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update will require lessees to recognize a right-of-use asset and lease liability for substantially all leases. The standard is required to be adopted by public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2019 and is currently assessing the potential impact of this new guidance on its accounting policies and its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service and requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 was originally effective for fiscal periods beginning after December 15, 2016, including interim periods within those fiscal periods. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year making it effective for fiscal periods beginning after December 15, 2017, including interim periods within those fiscal periods, while also providing for early adoption but not before the original effective date. The company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2018 and expects to adopt the standard on a modified retrospective basis through a cumulative adjustment to equity. The company continues to evaluate the potential impact of this new guidance on its on its accounting policies and its consolidated financial statements.

Accounting standards implemented during fiscal year 2017

In January 2017, the FASB issued ASU 2017-03 which amended Accounting Changes and Error Corrections (Topic 250) to state that registrants should consider additional qualitative disclosures if the impact of an issued but not yet adopted ASU is unknown or cannot be reasonably estimated and to include a description of the effect of the accounting policies that the registrant expects to apply, if determined. Transition guidance included in certain issued but not yet adopted ASUs was updated to reflect this amendment. The company adopted this standard in fiscal year 2017.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which provides guidance about management's responsibility in evaluating whether there is substantial doubt relating to an entity’s ability to continue as a going concern and to provide related footnote disclosures as applicable. ASU 2014-15 is effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter. The company adopted this

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

standard in fiscal year 2017 and determined there is not substantial doubt relating to the company's ability to continue as a going concern, and footnote disclosure is not applicable.

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

3. DISCONTINUED OPERATIONS

Results of the discontinued operations are summarized as follows (in millions):

	Year Ended September 30,
	2017	2016	2015
Sales	$—	$—	$1
Litigation settlement	—	(3)	—
Other, net	(1)	(4)	(2)
Loss before income taxes	(1)	(7)	(2)
Benefit from income taxes	—	3	1
Loss from discontinued operations attributable to Meritor, Inc.	$(1)	$(4)	$(1)

Loss from discontinued operations attributable to the company for the twelve months ended September 30, 2017 was primarily related to changes in estimates related to legal costs incurred in connection with a previously divested business.
Total discontinued operations assets and liabilities as of both September 30, 2017 and 2016 were $1 million and $6 million, respectively.

Prior Period Divestitures

Body Systems
In January 2011, the company completed the sale of its Body Systems business to Inteva Products Holding Coöperatieve U.A., an assignee of 81 Acquisition LLC and an affiliate of Inteva Products, LLC pursuant to the sale agreement signed in August 2010. The purchase price included a five-year, 8-percent promissory note for $15 million, payable in five annual installments beginning in January 2012 with the final payment received in fiscal year 2016.

MSSC
In October 2009, the company closed on the sale of its 57 percent interest in MSSC, a joint venture that manufactured and supplied automotive coil springs, torsion bars and stabilizer bars in North America, to the joint venture partner, a subsidiary of Mitsubishi Steel Mfg. Co., LTD (MSM). In connection with the sale of its interest in MSSC, the company provided certain indemnifications to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company's estimated exposure under these indemnities at September 30, 2017 and September 30, 2016 was approximately $1 million and is included in other liabilities in the consolidated balance sheet. Adjustments to amounts previously reported in discontinued operations that are related to the disposal of the company’s MSSC business are reflected in discontinued operations for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. ASSETS AND LIABILITIES HELD FOR SALE
During the first quarter of fiscal year 2017, management approved a plan to sell a business within the Commercial Truck & Industrial reporting segment. The company expects to sell the business within one year from management's approval of the plan. The business and its associated assets and liabilities met the criteria for presentation as held for sale as of September 30, 2017.
Assets and liabilities held for sale are measured at the lower of the carrying value or fair value less costs to sell. Upon meeting the held for sale criteria, the company determined the carrying value of the business exceeded the fair value less costs to sell. As a result, an impairment charge of $3 million was recorded within other operating expense, net in the company’s consolidated statement of operations during fiscal year 2017.
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

Annual Impairment Analysis
ASC Topic 350 allows entities to perform an initial qualitative evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform step one of the required two-step impairment test. As allowed by the revised guidance, the company has elected to bypass the qualitative assessment for fiscal year 2017 and proceed directly to the two-step impairment test.

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

Sales of the company’s primary military program wound down to insignificant levels in 2015. Additionally, the U.S. Army awarded a new contract for the production of the Joint Light Tactical Vehicle to Oshkosh for which the company is supplying wheel ends. Revenue is expected to be significantly less than if the program had been awarded differently and the company was supplying its ProTec independent suspension. The company continues to work toward securing participation in additional military programs; however, based on sales expectations for currently awarded programs, the company's fair value of the Defense business did not exceed its carrying value. Since the fair value of the business did not exceed the implied fair value of its net assets without goodwill enough to support the full amount of goodwill, the company's Defense reporting unit, which is included in the Commercial Truck & Industrial segment, recorded a goodwill impairment of $15 million in the fourth quarter of 2015, which is the total accumulated impairment loss. The fair value of the other reporting units exceeded their carrying values. For fiscal year 2017, the fair value of all of the company’s reporting units exceeded their carrying values.
On August 31, 2017, we acquired certain assets, including the product portfolio and related technologies of Fabco Holdings, Inc., and its subsidiaries and assumed certain liabilities, for a cash purchase price of $34 million. The Fabco acquisition was accounted for as a business combination. As a result, we recorded provisional goodwill in the amount of $19 million for the excess of consideration paid over the fair value of the individual assets acquired and liabilities assumed, excluding identifiable intangible

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

assets. This recorded goodwill consists largely of the synergies and economies of scale expected from combining the operations of the company and Fabco. All of the goodwill was assigned to the Commercial Truck & Industrial reportable segment. The assignment of goodwill to reporting units is not complete.
A summary of the changes in the carrying value of goodwill is presented below (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Total
Goodwill	$254	$163	$417
Accumulated impairment losses	(15)	—	(15)
Balance at September 30, 2015	239	163	402
Impairment	—	—	—
Foreign currency translation	(9)	(3)	(12)
Balance at September 30, 2016	230	160	390
Impairment	—	—	—
Foreign currency translation	3	2	5
Goodwill acquired from acquisition	19	—	19
Balance at September 30, 2017	$252	$162	$414

6. RESTRUCTURING COSTS

At September 30, 2017 and 2016, $6 million and $16 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. Asset impairment charges relate to manufacturing facilities that have been sold and machinery and equipment that became idle and obsolete as a result of these actions.

The following table summarizes changes in restructuring reserves (in millions):

	Employee Termination Benefits	Asset Impairment	Plant Shutdown & Other	Total
Balance at September 30, 2014	$11	$—	$—	$11
Activity during the period:
Charges to continuing operations	15	1	—	16
Asset write-offs	—	(1)	—	(1)
Cash payments – continuing operations	(16)	—	—	(16)
Balance at September 30, 2015	10	—	—	10
Activity during the period:
Charges to continuing operations	15	—	1	16
Cash payments – continuing operations	(11)	—	—	(11)
Other	1	—	—	1
Balance at September 30, 2016	15	—	1	16
Activity during the period:
Charges to continuing operations	5	—	1	6
Cash payments – continuing operations	(14)	—	(1)	(15)
Other	(1)	—	—	(1)
Total restructuring reserves, end of year	5	—	1	6
Less: non-current restructuring reserves	(1)	—	—	(1)
Restructuring reserves – current, at September 30, 2017	$4	$—	$1	$5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restructuring costs attributable to the company’s business segments during fiscal years 2017, 2016 and 2015 are as follows (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Corporate	Total
Fiscal year 2017:
Aftermarket actions	$—	$4	$—	$4
Other	2	—	—	2
Total restructuring costs	$2	$4	$—	$6
Fiscal year 2016:
Market related actions	$5	$1	$2	$8
Aftermarket actions	—	5	—	5
Other	1	2	—	3
Total restructuring costs	$6	$8	$2	$16
Fiscal year 2015:
South America labor reduction II	$6	$—	$—	$6
M2016 footprint actions	5	—	—	5
Closure of engineering facility	—	—	2	2
European labor reductions	2	—	—	2
Other	1	—	—	1
Total restructuring costs	$14	$—	$2	$16

Aftermarket Actions: During the third quarter of fiscal year 2016, the company approved various restructuring plans in the North American and European Aftermarket businesses. The company recorded $5 million of restructuring costs during the third quarter of fiscal year 2016 and $4 million of restructuring costs during fiscal year 2017. Restructuring actions associated with these plans were substantially complete as of September 30, 2017.
Fourth Quarter 2016 Market Related Actions: In response to the decline in revenue in North America and South America, during the fourth quarter of fiscal year 2016, the company approved various headcount reduction plans targeting different areas of the business. During the fourth quarter of fiscal year 2016, the company incurred a total of $5 million in restructuring costs in the Commercial Truck & Industrial segment, $1 million in Aftermarket & Trailer segments and $2 million in their corporate locations. Restructuring actions with these plans were substantially complete as of September 30, 2017.
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

7. ACQUISITIONS

Fabco
On August 31, 2017, the company acquired certain assets, including the product portfolio and related technologies of Fabco Holdings, Inc. and its subsidiaries ("Fabco") and assumed certain liabilities, for a cash purchase price of $34 million. The Fabco acquisition was accounted for as a business combination.
With the addition of Fabco's suite of products, Meritor will have an expanded portfolio of complementary products, including transfer cases, specialty gear boxes, auxiliary transmissions and power take off units for medium, heavy and extra heavy vehicles for on- and off-highway, construction, defense, rail and other industrial applications. These products are available to both OE and aftermarket customers. This transaction allows the company to offer global customers a wider breadth of capabilities and an expanded portfolio of complementary products. The acquisition is expected to also help the company diversify its customer base and expand into the rail and oil & gas industries not currently served.
Pro forma financial information of the company is presented in the following table for the years ended September 30, 2017 and 2016 as if the Fabco acquisition had occurred on October 1, 2015. The pro forma financial information is unaudited and is provided for informational purposes only and does not purport to be indicative of the results which would have actually been attained had the acquisition occurred on October 1, 2015 (in millions).

	Pro Forma Combined
	Year Ended September 30,
	2017	2016
	(Unaudited)
Sales	$3,388	$3,242
Net income attributable to Meritor, Inc.	$309	$566
Actual amounts of revenue and earnings included in the consolidated financial statements for the year ended September 30, 2017 were not material.
The purchase price was allocated on a provisional basis as of August 31, 2017. Assets acquired and liabilities assumed were recorded at estimated fair values based on management's estimates, available information, and reasonable and supportable assumptions. Additionally, the Company is utilizing a third-party to assist with certain estimates of fair values.
The provisional purchase price allocation, which is subject to change and may be subsequently adjusted to reflect final valuation results and other adjustments, is shown below (in millions).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

August 31, 2017
Purchase price	$34

Assets acquired and liabilities assumed
Receivables, net	5
Inventories, net	13
Net property	9
Accounts payable	(6)
Other current liabilities	(6)
Identifiable net assets acquired	15

Goodwill resulting from the acquisition of Fabco	19
$34
Provisional fair value of trademarks, intellectual property, and other intangible assets is not included in the provisional purchase price allocation table above as final valuations of those intangible assets are not complete. The company recorded provisional goodwill in the amount of $19 million for the excess of consideration paid over the fair value of the individual assets acquired and liabilities assumed, excluding identifiable intangible assets. This recorded goodwill consists largely of the synergies and economies of scale expected from combining the operations of the company and Fabco. All of the goodwill was assigned to the Commercial Truck & Industrial reportable segment. The assignment of goodwill to reporting units is not complete. All goodwill recognized is expected to be deductible for income tax purposes over the next 15 years. The company incurred acquisition related costs of $1 million as of September 30, 2017, which were recorded as incurred and have been classified as selling, general, and administrative expenses in the company's consolidated statement of operations for the year ended September 30, 2017.
Morganton
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

8. ACCOUNTS RECEIVABLE FACTORING AND SECURITIZATION

Off-balance sheet arrangements

Swedish Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo through one of its European subsidiaries. Under this arrangement with Nordea Bank, which expires in March 2020, the company can sell up to, at any point in time, €155 million ($183 million) of eligible trade receivables. The amount of eligible receivables sold may exceed Nordea Bank's commitment at Nordea Bank's discretion. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €139 million ($164 million) and €121 million ($135 million) of this accounts receivable factoring facility as of September 30, 2017 and 2016, respectively.

The facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through April 23, 2018. The commitment is subject to standard terms and conditions for this type of arrangement.

U.S. Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo and its U.S. subsidiaries through one of its U.S. subsidiaries. Under this arrangement with Nordea Bank, which expires in February 2019, the company can sell up to, at any point in time, €80 million ($94 million) of eligible trade receivables. The amount of eligible receivables sold may exceed Nordea Bank’s commitment at Nordea Bank’s discretion. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €37 million ($43 million) and €39 million ($44 million) of this accounts receivable factoring facility as of September 30, 2017 and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

United Kingdom Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. Under this arrangement with Nordea Bank, which expires in February 2018, the company can sell up to, at any point in time, €25 million ($29 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €7 million ($9 million) and €6 million ($6 million) of this accounts receivable factoring facility as of September 30, 2017 and 2016, respectively. The agreement is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
Italy Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement with Nordea Bank, which expires in June 2022, the company can sell up to, at any point in time, €30 million ($35 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €22 million ($26 million) and €22 million ($24 million) of this accounts receivable factoring facility as of September 30, 2017 and 2016, respectively. The agreement is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
In addition to the above facilities, a number of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. The amount of factored receivables excluded from accounts receivable under these arrangements $19 million and $10 million at September 30, 2017 and 2016, respectively.

Total costs associated with all of the off-balance sheet arrangements described above were $5 million, $5 million and $6 million in fiscal years 2017, 2016 and 2015, respectively, and are included in selling, general and administrative expenses in the consolidated statement of operations.

On-balance sheet arrangements

The company has a $100 million U.S. accounts receivables securitization facility, which expires December 2019. The maximum permitted priority debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (“ARC”), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company’s U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At September 30, 2017, $89 million was outstanding under this program, and no amounts were outstanding under related letters of credit. At September, 30, 2016, no amounts, including letters of credit, were outstanding under this program. This securitization program contains a cross-default to the revolving credit facility. At certain times during any given month, the company may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, the company would then typically utilize the cash received from customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, the company may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal year ends.

9. GAIN ON SALE OF PROPERTY AND OTHER OPERATING EXPENSE, NET

The company recognized a gain on sale of property of $3 million during fiscal year 2015. This gain is associated with the sale of excess land at the company's facility at Cwmbran, Wales.

Other operating expense, net for fiscal years 2017 and 2016 primarily relates to environmental remediation costs incurred by the company (see Note 24).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. INVENTORIES

Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	September 30,
	2017	2016
Finished goods	$139	$125
Work in process	34	26
Raw materials, parts and supplies	205	165
Total	$378	$316

11. OTHER CURRENT ASSETS

     Other current assets are summarized as follows (in millions):

	September 30,
	2017	2016
Asbestos-related recoveries (see Note 24)	$14	$10
Prepaid and other	29	23
Other current assets	$43	$33

12. NET PROPERTY

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net property is summarized as follows (in millions):

	September 30,
	2017	2016
Property at cost:
Land and land improvements	$30	$30
Buildings	240	231
Machinery and equipment	892	839
Company-owned tooling	126	113
Construction in progress	69	56
Total	1,357	1,269
Less: accumulated depreciation	(883)	(830)
Net property	$474	$439

13. OTHER ASSETS

Other assets are summarized as follows (in millions):

	September 30,
	2017	2016
Investments in non-consolidated joint ventures (see Note 14)	$101	$100
Asbestos-related recoveries (see Note 24) (1)	32	40
Unamortized revolver debt issuance costs (see Note 17)	8	7
Capitalized software costs, net (2)	27	29
Non-current deferred income tax assets (see Note 23)	229	413
Assets for uncertain tax positions (see Note 23)	48	35
Prepaid pension costs (see Note 22)	135	123
Other	16	13
Other assets	$596	$760

(1)	Includes reserves for Rockwell insurance policies in dispute.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. INVESTMENTS IN NON-CONSOLIDATED JOINT VENTURES

The company’s non-consolidated joint ventures and related direct ownership interest are as follows:

	September 30,
	2017	2016	2015
Meritor WABCO Vehicle Control Systems (Commercial Truck & Industrial)	—%	50%	50%
Master Sistemas Automotivos Ltda. (Commercial Truck & Industrial)	49%	49%	49%
Sistemas Automotrices de Mexico S.A. de C.V. (Commercial Truck & Industrial)	50%	50%	50%
Ege Fren Sanayii ve Ticaret A.S. (Commercial Truck & Industrial)	49%	49%	49%
Automotive Axles Limited (Commercial Truck & Industrial)	36%	36%	36%

In the fourth quarter of fiscal year 2017, Meritor, Inc. closed on the sale of its interest in Meritor WABCO Vehicle Control Systems (the “Meritor WABCO JV”) to a subsidiary of its joint venture partner, WABCO Holdings Inc. The total purchase price for the sale was $250 million, which is recorded as a receivable as of September 30, 2017. The Company also received a final partnership distribution of $8 million in the fourth quarter of fiscal year 2017, immediately prior to closing.
The Company will remain the exclusive distributor of a certain range of WABCO Holdings Inc.’s aftermarket products in the United States and Canada and the non-exclusive distributor in Mexico for a period of 10 years following the completion of the transaction, and the purchase agreement includes provisions regarding certain future options of the parties to terminate, at certain points during the first three and a half years, these distribution arrangements at an exercise price of between $225 million and $265 million based on the earnings of the business.
The company’s investments in non-consolidated joint ventures are as follows (in millions):

	September 30,
	2017	2016
Commercial Truck & Industrial	$101	$100
Aftermarket & Trailer	—	—
Total investments in non-consolidated joint ventures	$101	$100

The company’s equity in earnings of non-consolidated joint ventures is as follows (in millions):

	Year Ended September 30,
	2017	2016	2015
Commercial Truck & Industrial	$48	$36	$39
Aftermarket & Trailer	—	—	—
Total equity in earnings of affiliates	$48	$36	$39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The summarized financial information presented below represents the combined accounts of the company’s non-consolidated joint ventures related to its continuing operations (in millions):

	September 30,
	2017 (1)	2016
Current assets	$326	$337
Non-current assets	151	151
Total assets	$477	$488

Current liabilities	$183	$192
Non-current liabilities	98	103
Total liabilities	$281	$295
(1) Does not include Meritor WABCO Vehicle Control Systems.

	Year Ended September 30,
	2017	2016	2015
Sales	$1,156	$1,101	$1,288
Gross profit	200	165	187
Net income	101	73	83

Dividends received from the company’s non-consolidated joint ventures were $44 million in fiscal year 2017, $37 million in fiscal year 2016 and $32 million in fiscal year 2015. Dividends from the company's Meritor WABCO joint venture were $36 million, which includes a $8 million final partnership distribution received immediately prior to closing of the sale transaction on October 1, 2017, $33 million and $24 million in fiscal years 2017, 2016 and 2015, respectively.

The company had sales to its non-consolidated joint ventures of approximately $2 million, $9 million and $5 million in fiscal years 2017, 2016 and 2015, respectively. These sales exclude sales of $138 million, $124 million and $135 million in fiscal years 2017, 2016 and 2015, respectively, to a joint venture in the company’s Commercial Truck & Industrial segment, which are eliminated as the company purchases these components back after value add provided by the joint venture. The company had purchases from its non-consolidated joint ventures of approximately $787 million, $753 million and $855 million in fiscal years 2017, 2016 and 2015, respectively. Additionally, the company leases space and provides certain administrative and technical services to various non-consolidated joint ventures. The company collected $6 million, $12 million and $9 million for such leases and services during fiscal years 2017, 2016 and 2015, respectively.

Amounts due from the company’s non-consolidated joint ventures were $36 million and $22 million at September 30, 2017 and 2016, respectively, and are included in Receivables, trade and other, net in the consolidated balance sheet. Amounts due to the company’s non-consolidated joint ventures were $99 million and $84 million at September 30, 2017 and 2016, respectively, and are included in Accounts payable in the consolidated balance sheet.

The fair value of the company’s investment in its Automotive Axles Limited joint venture was approximately $72 million and $59 million at September 30, 2017 and 2016, respectively, based on quoted market prices as this joint venture is listed and publicly traded on the Bombay Stock Exchange in India.
The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At September 30, 2017 and 2016, the company’s investment in the joint venture was $54 million and $45 million, respectively, representing the company’s maximum exposure to loss. This amount is included in investments in non-consolidated joint ventures (see Note 13).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows (in millions):

	September 30,
	2017	2016
Compensation and benefits	$117	$115
Income taxes	11	8
Taxes other than income taxes	34	21
Accrued interest	9	14
Product warranties	18	18
Restructuring (see Note 6)	5	14
Asbestos-related liabilities (see Note 24)	19	18
Indemnity obligations (see Note 24)	2	2
Other	57	58
Other current liabilities	$272	$268
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

A summary of the changes in product warranties is as follows (in millions):

	September 30,
	2017	2016	2015
Total product warranties – beginning of year	$44	$48	$51
Accruals for product warranties	14	10	15
Payments	(17)	(14)	(18)
Change in estimates and other	4	—	—
Total product warranties – end of year	45	44	48
Less: non-current product warranties (see Note 16)	(27)	(26)	(26)
Product warranties – current	$18	$18	$22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. OTHER LIABILITIES

Other liabilities are summarized as follows (in millions):

	September 30,
	2017	2016
Asbestos-related liabilities (see Note 24)	$124	$136
Restructuring (see Note 6)	1	2
Non-current deferred income tax liabilities (see Note 23)	12	12
Liabilities for uncertain tax positions (see Note 23)	32	16
Product warranties (see Note 15)	27	26
Environmental (see Note 24)	4	6
Indemnity obligations (see Note 24)	10	11
Other	29	29
Other liabilities	$239	$238

17. LONG-TERM DEBT

Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	September 30,
	2017	2016
3.25 percent convertible notes due 2037 (1)(3)	$317	$—
4.0 percent convertible notes due 2027(1)(4)	24	142
7.875 percent convertible notes due 2026(1)(5)	22	129
6.75 percent notes due 2021(2)(6)	173	271
6.25 percent notes due 2024(2)(7)	443	442
Capital lease obligation	12	16
Borrowings and securitization	89	—
Export financing arrangements and other	—	10
Unamortized discount on convertible notes (8)	(42)	(14)
Subtotal	1,038	996
Less: current maturities	(288)	(14)
Long-term debt	$750	$982
(1) The 3.25 percent, 4.0 percent and 7.875 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2025, 2019 and 2020, respectively.
(2) The 6.75 percent and 6.25 percent notes contain a call option, which allows for early redemption.
(3) The 3.25 percent convertible notes due 2037 are presented net of $8 million unamortized issuance costs as of September 30, 2017.
(4) The 4.0 percent convertible notes due 2027 are presented net of unamortized issuance costs of an insignificant amount as of September 30, 2017 and $1 million as of September 30, 2016.
(5) The 7.875 percent convertible notes due 2026 are presented net of unamortized issuance costs of an insignificant amount as of September 30, 2017 and $2 million as of September 30, 2016, respectively, and $1 million and $9 million original issuance discount as of September 30, 2017 and September 30, 2016.
(6) The 6.75 percent notes due 2021 are presented net of $2 million and $4 million unamortized issuance costs as of September 30, 2017 and September 30, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(7) The 6.25 percent notes due 2024 are presented net of $7 million and $8 million unamortized issuance costs as of September 30, 2017 and September 30, 2016.

(8) The carrying amount of the equity component related to convertible debt.

Issuance of Debt Securities
On September 22, 2017, the company issued $325 million principal amount of the 3.25 percent convertible senior notes due 2037 (the "3.25 Percent Convertible Notes"). The 3.25 Percent Convertible Notes were sold in an underwritten offering to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The 3.25 Percent Convertible Notes were issued in minimum denominations of $1,000 principal amount per note and multiples of $1,000 in excess thereof. Net proceeds received by the company, after issuance costs and discounts, were approximately $317 million.
The company pays 3.25 percent cash interest per year on the principal amount of the 3.25 Percent Convertible Notes, payable semi-annually in arrears on April 15 and October 15 of each year, beginning April 15, 2018, to holders of record at the close of business on the preceding April 1 or October 1, respectively. Interest accrues on the principal amount of the 3.25 Percent Convertible Notes from and including the date the 3.25 Percent Convertible Notes were issued or from, and including, the last date in respect of which interest has been paid or provided for, as the case may be, to, but excluding, the next interest payment date.
The 3.25 Percent Convertible Notes are fully and unconditionally guaranteed on a senior unsecured basis by the company’s wholly-owned subsidiaries that guarantee the company’s amended and restated revolving credit facility. The 3.25 Percent Convertible Notes are the company’s senior unsecured obligations and rank equally in right of payment with all of the company’s existing and future senior unsecured indebtedness and effectively junior to any of the company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness. The guarantee by each subsidiary guarantor will rank equally with existing and future senior unsecured indebtedness of such subsidiary end effectively junior to all of the existing and future secured indebtedness of such subsidiary, to the extent of the value of the assets securing such indebtedness.
The 3.25 Percent Convertible Notes will be convertible into cash up to the principal amount of the 3.25 Percent Convertible Notes surrendered for conversion and, pay or deliver, as the case may be, cash, shares of the company’s common stock or a combination of cash and shares of the company’s common stock, at the company’s election, in respect of the remainder, if any, of the company’s conversion obligation in excess of the principal amount of the notes being converted. The initial conversion rate, subject to adjustment, is 25.0474 shares of common stock per $1,000 principal amount of the 3.25 Percent Convertible Notes (which represents an initial conversion price of $39.92 per share). Holders may convert their notes, at their option, only under the following circumstances prior to the close of business on the business day immediately preceding July 15, 2037, other than during the period from, and including, July 15, 2025 to the close of business on the business day immediately preceding October 15, 2025:
•during any calendar quarter after the calendar quarter ending on December 31, 2017, if the closing sale price of the company’s common stock for 20 or more trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter equals or exceeds 130 percent of the applicable conversion price on each applicable trading day;
•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 3.25 Percent Convertible Notes for each trading day during such five consecutive trading day period was less than 98 percent of the product of the closing price of the company’s common stock and the conversion rate on each such trading day;
•if the company calls any of the 3.25 Percent Convertible Notes for redemption, at any time from the delivery of the redemption notice through the close of business on the scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate transactions.
During the period from, and including, July 15, 2025 to the close of business on the business day immediately preceding October 15, 2025, and on or after July 15, 2037 until the close of business on the business day immediately preceding the maturity date, holders may convert 3.25 Percent Convertible Notes at any time, regardless of the foregoing circumstances.
On or after October 15, 2025, but prior to July 15, 2037, the company may redeem the 3.25 Percent Convertible Notes at the company’s option, in whole or in part, at a redemption price in cash equal to 100 percent of the principal amount of the 3.25 Percent Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Further, holders may require the company to purchase all or a portion of their 3.25 Percent Convertible Notes at a purchase price in cash equal to 100 percent of the principal amount of the 3.25 Percent Convertible Notes to be purchased, plus accrued and unpaid interest to, but

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

excluding, the repurchase date, on October 15, 2025 or upon certain fundamental changes. The maximum number of shares of common stock into which the 3.25 Percent Convertible Notes are convertible is approximately 8 million shares.
Accounting guidance requires that cash-settled convertible debt, such as the 3.25 Percent Convertible Notes, be separated into debt and equity components at issuance and a value be assigned to each. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount. The company measures the debt component at fair value by utilizing a discounted cash flow model. This model utilizes observable inputs such as contractual repayment terms, benchmark forward yield curves, yield curves and quoted market prices of its own nonconvertible debt. The yield curves are acquired from an independent source that is widely used in the financial industry and reviewed internally by personnel with appropriate expertise in valuation methodologies.
Repurchase of Debt Securities
The company used the net proceeds, after issuance costs and discounts, of approximately $317 million from the offering of the 3.25 Percent Convertible Notes to acquire portions of its outstanding 7.875 percent senior convertible notes due 2026 (the “7.875 Percent Convertible Notes”) and its 4.0 percent senior convertible notes due 2027 (the “4.0 Percent Convertible Notes”) in transactions that settled concurrently with the closing of the 3.25 Percent Convertible Note offering on September 22, 2017. In total, the company repurchased $117 million of the $140 million principal amount of its 7.875 Percent Convertible Notes and $119 million of the $143 million principal amount of its 4.0 Percent Convertible Notes. The 7.875 Percent Convertible Notes and 4.0 Percent Convertible Notes were repurchased at premiums equal to 130 percent and 16 percent, respectively, above their principal amount. These repurchases were accounted for as extinguishments of debt, and accordingly the company recognized a loss on debt extinguishment of $31 million in the aggregate ($23 million with respect to the 7.875 Percent Convertible Notes and $8 million with respect to the 4.0 Percent Convertible Notes). The loss on extinguishment is recorded in the consolidated statement of operations within Interest expense, net.
On September 28, 2017, the company redeemed $100 million of the $275 million aggregate principal amount outstanding of the company's 6.75 percent notes due 2021 (the "6.75 Percent Notes") at a price of $1,033.75 per $1,000 of principal amount, plus accrued and unpaid interest. As a result, a loss on debt extinguishment of $5 million was recorded in the company's consolidated statement of operations within Interest expense, net. The redemption was made under the company's July 2016 debt repurchase authorization (see Note 19).
On November 2, 2017, the company redeemed the remaining $175 million aggregate principal amount outstanding of the company's 6.75 Percent Notes at a price of $1,033.75 per $1,000 of principal amount, plus accrued and unpaid interest. The redemption was made pursuant to a special authorization from the Board of Directors in connection with the sale of the Meritor WABCO JV.
On March 1, 2016, substantially all $55 million principal amount outstanding of the company's 4.625 percent convertible notes due 2026 (the "4.625 Percent Convertible Notes") were repurchased at 100 percent of the face value of the notes. On April 15, 2016, the remaining 4.625 Percent Convertible Notes were redeemed at 100 percent of the face value. As of September 30, 2016 none of the 4.625 Percent Convertible Notes were outstanding. The repurchases were made under the company's equity and equity linked repurchase authorization (see Note 19). The repurchase program under this authorization was complete as of September 30, 2016.
In fiscal year 2015, the company repurchased $110 million principal amount at maturity of the company's 7.875 Percent Convertible Notes, of which $85 million were repurchased at a premium equal to approximately 64 percent of their principal amount in the third quarter of 2015, and $25 million were purchased at a premium equal to approximately 58 percent of their principal amount in the fourth quarter of 2015. The 7.875 Percent Convertible Notes contain a conversion to equity feature which can be settled in cash upon conversion. Accordingly, the liability and equity components are required to be separately accounted for upon recognition. Subsequently, upon derecognition of the convertible notes, the total cash consideration paid by the company is required to be allocated between the extinguishment of the liability component and the reacquisition of the equity component. Of the fiscal year 2015 total cash consideration of $179 million paid, $121 million and $58 million were allocated between the liability and equity components, respectively. The repurchase of $110 million principal amount at maturity of the company's 7.875 Percent Convertible Notes was accounted for as an extinguishment of debt, and accordingly, the company recognized a loss on debt extinguishment of $24 million, which consisted of $14 million of unamortized discount and deferred issuance costs and $10 million of premium. The loss on debt extinguishment was included in Interest expense, net in the consolidated statement of operations. The repurchase was made under the company's 7.875 Percent Convertible Notes repurchase authorization (see Note 19).
In fiscal year 2015, the company repurchased $19 million principal amount of the company's 4.0 Percent Convertible Notes. In the second quarter of fiscal year 2015, $15 million of the notes were repurchased at a premium equal to approximately 6 percent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of their principal amount. In the third quarter of fiscal year 2015, $4 million of the notes were repurchased at a premium equal to approximately 5 percent of their principal amount. The repurchase of $19 million of 4.0 Percent Convertible Notes was accounted for as an extinguishment of debt, and accordingly the company recognized an insignificant loss on debt extinguishment, the majority of which was premium. The loss on debt extinguishment was included in Interest expense, net in the consolidated statement of operations. The repurchases were made under our equity and equity-linked repurchase authorization.
Current Classification of 6.75 Percent Notes
As of September 30, 2017, the company announced its intention to redeem all of the remaining $175 million aggregate principal amount then outstanding of the company's 6.75 Percent Notes. On November 2, 2017, all of the $175 million aggregate principal amount outstanding of the company's 6.75 Percent Notes was redeemed at a price of $1,033.75 per $1,000 of principal amount, plus accrued and unpaid interest. As a result, the 6.75 Percent Notes were classified as current as of September 30, 2017 and non-current as of September 30, 2016.
Current Classification of 7.875 Percent Convertible Notes
The 7.875 Percent Convertible Notes were classified as current as of September 30, 2017, as the holders of the company's 7.875 Percent Convertible Notes are entitled to convert all or a portion of their 7.875 Percent Convertible Notes at any time beginning October 1, 2017 and prior to the close of business on December 30, 2017 at a rate of 83.3333 shares of common stock per $1,000 principal amount at maturity of the 7.875 Percent Convertible Notes (representing a conversion price of approximately $12.00 per share). The 7.875 Percent Convertible Notes are convertible as the closing price of shares of the company's common stock for at least 20 trading days during the 30 consecutive trading-day period ending on September 29, 2017 was greater than 120 percent of the $12.00 conversion price associated with the 7.875 Percent Convertible Notes.
The 7.875 Percent Convertible Notes surrendered for conversion, if any, would be settled in cash up to the principal amount at maturity of the 7.875 Percent Convertible Notes and cash, stock or a combination of cash and stock, at the company’s election, for the remainder of the conversion value of the 7.875 Percent Convertible Notes in excess of the principal amount at maturity and cash in lieu of any fractional shares, subject to and in accordance with the provisions of the indenture that governs the 7.875 Percent Convertible Notes.
As a result of the 7.875 Percent Convertible Notes becoming currently convertible for cash up to the principal amount of $23 million at the holder's option, $2 million of permanent equity was reclassified as mezzanine equity.

The 7.875 Percent Convertible Notes were classified as noncurrent as of September 30, 2016.

Revolving Credit Facility
On March 31, 2017, the company amended and restated its revolving credit facility. Pursuant to the revolving credit agreement, as amended, the company has a $525 million revolving credit facility that matures in March 2022. Additionally, $4 million was capitalized as deferred issuance costs and will be amortized over the term of the agreement.
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
The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At September 30, 2017, the revolving credit facility was collateralized by approximately $749 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company's current corporate credit rating. At September 30, 2017, the margin over LIBOR rate was 300 basis points, and the commitment fee was 45 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 200 basis points.
Certain of the company's subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly held notes outstanding under the company's indentures (see Note 28).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

No borrowings were outstanding under the revolving credit facility at September 30, 2017 and September 30, 2016. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At September 30, 2017 and September 30, 2016, there were no letters of credit outstanding under the revolving credit facility.

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
3.25 Percent Convertible Notes
For a description of the 3.25 Percent Convertible Notes, see "Issuance of Debt Securities" above.
6.25 Percent Notes
On February 13, 2014, the company completed a public offering of debt securities consisting of the issuance of $225 million principal amount of 10-year, 6.25 percent notes due 2024 (the "Initial 6.25 Percent Notes"). The offering and sale were made pursuant to the company's February 2012 shelf registration statement. The Initial 6.25 Percent Notes were issued under the company's indenture dated as of April 1, 1998, as supplemented. The Initial 6.25 Percent Notes were issued at 100 percent of their principal amount. The proceeds from the sale of the Initial 6.25 Percent Notes were $225 million and, together with cash on hand, were primarily used to repurchase $250 million principal amount of the company’s previously outstanding 10.625 percent notes due 2018.
On June 11, 2015, the company completed a public offering of an additional $225 million aggregate principal amount of 6.25 percent notes due 2024 (the "Additional 6.25 Percent Notes"), in an underwritten public offering pursuant to the company's December 2014 shelf registration statement. The proceeds from the sale of the Additional 6.25 Percent Notes were used to replenish available cash used to pay $179 million, including premium and fees, to repurchase $110 million principal amount at maturity of the company's 7.875 Percent Convertible Notes. The company used the remaining net proceeds to purchase an annuity to satisfy its obligations under the Canadian and German pension plans for its employees and for general corporate purposes. The Additional 6.25 Percent Notes constitute a further issuance of, and are fungible with, the $225 million aggregate principal amount of Initial 6.25 Percent Notes that the company issued on February 13, 2014 and form a single series with the Initial 6.25 Percent Notes (collectively, the “6.25 Percent Notes”). The Additional 6.25 Percent Notes have terms identical to the Initial 6.25 Percent Notes, other than issue date and offering price, and have the same CUSIP number as the Initial 6.25 Percent Notes. Upon completion of the offering, the aggregate principal amount of outstanding notes of this series was $450 million.
The 6.25 Percent Notes bear interest at a fixed rate of 6.25 percent per annum. The company pays interest on the 6.25 Percent Notes semi-annually, in arrears, on February 15 and August 15 of each year. The 6.25 Percent Notes constitute senior unsecured obligations of the company and rank equally in right of payment with existing and future senior unsecured indebtedness and effectively junior to existing and future secured indebtedness. The 6.25 Percent Notes are guaranteed on a senior unsecured basis by each of the company's subsidiaries from time to time guaranteeing its senior secured credit facility. The guarantees rank equally with existing and future senior unsecured indebtedness of the guarantors and will be effectively subordinated to all of the existing and future secured indebtedness of the guarantors, to the extent of the value of the assets securing such indebtedness.
Prior to February 15, 2019, the company may redeem, at its option, from time to time, the 6.25 Percent Notes, in whole or in part, at a redemption price equal to 100 percent of the principal amount of the 6.25 Percent Notes to be redeemed, plus an applicable make-whole premium (as defined in the indenture under which the 6.25 Percent Notes were issued) and any accrued and unpaid interest. On or after February 15, 2019, the company may redeem, at its option, from time to time, the 6.25 Percent Notes, in whole or in part, at the redemption prices (expressed as percentages of the principal amount of the 6.25 Percent Notes to be redeemed) set forth below, plus accrued and unpaid interest, if any, if redeemed during the 12-month period beginning on February 15 of the years indicated below:

Year	Redemption Price
2019	103.125%
2020	102.083%
2021	101.042%
2022 and thereafter	100.000%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Prior to February 15, 2017, the company may redeem, at its option, from time to time, up to approximately $79 million aggregate principal amount of the 6.25 Percent Notes with the net cash proceeds of one or more public sales of the company's common stock at a redemption price equal to 106.25 percent of the principal amount, plus accrued and unpaid interest, if any, provided that at least approximately $146 million aggregate principal amount of the 6.25 Percent Notes remain outstanding after each such redemption and notice of any such redemption is mailed within 90 days of any such sale of common stock.
If a Change of Control (as defined in the indenture under which the 6.25 Percent Notes were issued) occurs, unless the company has exercised its right to redeem the 6.25 Percent Notes, each holder of 6.25 Percent Notes may require the company to repurchase some or all of such holder's 6.25 Percent Notes at a purchase price equal to 101 percent of the principal amount of the 6.25 Percent Notes to be repurchased, plus accrued and unpaid interest, if any.
6.75 Percent Notes
On May 31, 2013, the company completed an offering of debt securities consisting of the issuance of $275 million principal amount of 8-year, 6.75 Percent Notes. The offering and sale were made pursuant to the company's shelf registration statement that was effective at the time of the offering. The 6.75 Percent Notes were issued under the company's indenture dated as of April 1, 1998, as supplemented. The 6.75 Percent Notes were issued at 100 percent of their principal amount. The proceeds from the sale of the 6.75 Percent Notes were $275 million and were primarily used to complete a cash tender offer for $167 million of the 8.125 percent notes due 2015.
The 6.75 Percent Notes bear interest at a fixed rate of 6.75 percent per annum. The company pays interest on the 6.75 Percent Notes semi-annually, in arrears, on June 15 and December 15 of each year. The 6.75 Percent Notes constitute senior unsecured obligations of the company and rank equally in right of payment with existing and future senior unsecured indebtedness and effectively junior to existing and future secured indebtedness to the extent of the security therefor. The 6.75 Percent Notes are guaranteed on a senior unsecured basis by each of the company's subsidiaries from time to time guaranteeing its senior secured credit facility. The guarantees rank equally with existing and future senior unsecured indebtedness of the guarantors and will be effectively subordinated to all of the existing and future secured indebtedness of the guarantors, to the extent of the value of the assets securing such indebtedness.
Prior to June 15, 2016, the company may redeem, at its option, from time to time, the 6.75 Percent Notes, in whole or in part, at a redemption price equal to the 100 percent of the principal amount of the 6.75 Percent Notes to be redeemed plus an applicable make-whole premium (as defined in the indenture under which the 6.75 Percent Notes were issued) and any accrued and unpaid interest. On or after June 15, 2016, the company may redeem, at its option, from time to time, the 6.75 Percent Notes, in whole or in part, at the redemption prices (expressed as percentages of the principal amount of the 6.75 Percent Notes to be redeemed) set forth below, plus accrued and unpaid interest, if any, if redeemed during the 12-month period beginning on June 15 of the years indicated below:

Year	Redemption Price
2016	105.063%
2017	103.375%
2018	101.688%
2019 and thereafter	100.000%
Prior to June 15, 2016, the company also may redeem, at its option, from time to time, up to 35 percent of the aggregate principal amount of the 6.75 Percent Notes with the net cash proceeds of one or more public sales of the company's common stock at a redemption price equal to 106.75 percent of the principal amount, plus accrued and unpaid interest, if any, so long as at least 65 percent the aggregate principal amount of 6.75 Percent Notes originally issued remains outstanding after each such redemption and notice of any such redemption is mailed within 90 days of any such sale of common stock.
If a Change of Control (as defined in the indenture under which the 6.75 Percent Notes were issued) occurs, unless the company has exercised its right to redeem the 6.75 Percent Notes, each holder of 6.75 Percent Notes may require the company to repurchase some or all of such holder's 6.75 Percent Notes at a purchase price equal to 101 percent of the principal amount of the 6.75 Percent Notes to be repurchased, plus accrued and unpaid interest, if any.
$175 million of the 6.75 Percent Convertible Notes principal amount remains outstanding at September 30, 2017.
7.875 Percent Convertible Notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In December 2012, the company issued $250 million principal amount of 7.875 Percent Convertible Notes. The 7.875 Percent Convertible Notes were sold by the company to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The 7.875 Percent Convertible Notes have an initial principal amount of $900 per note and will accrete to $1,000 per note on December 1, 2020 at an effective interest rate of 10.9 percent. Net proceeds received by the company, after issuance costs and discounts, were approximately $220 million.
The company pays 7.875 percent cash interest on the principal amount of the 7.875 Percent Convertible Notes semi-annually in arrears on June 1 and December 1 of each year to holders of record at the close of business on the preceding May 15 and November 15, respectively, and at maturity to the holders that present the 7.875 Percent Convertible Notes for payment. Interest accrues on the principal amount thereof from and including the date the 7.875 Percent Convertible Notes were issued or from, and including, the last date in respect of which interest has been paid or provided for, as the case may be, to, but excluding, the next interest payment date.
The 7.875 Percent Convertible Notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of the company's subsidiaries. The 7.875 Percent Convertible Notes are senior unsecured obligations and rank equally in right of payment with all of the company's existing and future senior unsecured indebtedness and are junior to any of the company's existing and future secured indebtedness.
The 7.875 Percent Convertible Notes will be convertible into cash up to the principal amount at maturity of the 7.875 Percent Convertible Note surrendered for conversion and, if applicable, shares of the company's common stock (subject to a conversion share cap as described below), based on an initial conversion rate, subject to adjustment, equivalent to 83.3333 shares per $1,000 principal amount at maturity of 7.875 Percent Convertible Notes (which represents an initial conversion price of $12.00 per share), only under the following circumstances:

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

•
prior to June 1, 2025, during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount at maturity of 7.875 Percent Convertible Notes was equal to or less than 97 percent of the conversion value of the 7.875 Percent Convertible Notes on each trading day during such five consecutive trading day period;

•	prior to June 1, 2025, if the company has called the 7.875 Percent Convertible Notes for redemption;

•	prior to June 1, 2025, upon the occurrence of specified corporate transactions; or

•	at any time on or after June 1, 2025.
On or after December 1, 2020, the company may redeem the 7.875 Percent Convertible Notes at its option, in whole or in part, at a redemption price in cash equal to 100 percent of the principal amount at maturity of the 7.875 Percent Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Further, holders may require the company to purchase all or a portion of their 7.875 Percent Convertible Notes at a purchase price in cash equal to 100 percent of the principal amount at maturity of the 7.875 Percent Convertible Notes to be purchased, plus accrued and unpaid interest, on December 1, 2020 or upon certain fundamental changes. The maximum number of shares of common stock into which the 7.875 Percent Convertible Notes are convertible is approximately 2 million shares.
The company used the net proceeds of approximately $220 million from the offering of the 7.875 Percent Convertible Notes (after discounts and issuance costs) and additional cash to acquire a portion of its outstanding 4.625 Percent Convertible Notes in transactions that settled concurrently with the closing of the 7.875 Percent Convertible Note offering. Approximately $245 million of $300 million principal amount of the 4.625 Percent Convertible Notes were repurchased for an aggregate purchase price of approximately $236 million (including accrued interest).
Accounting guidance requires that cash-settled convertible debt, such as the 7.875 Percent Convertible Notes, be separated into debt and equity components at issuance and a value be assigned to each. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount. The company measures the debt component at fair value by utilizing a discounted cash flow model. This model utilizes observable inputs such as contractual repayment terms, benchmark forward yield curves, yield curves and quoted market prices of its own nonconvertible debt. The yield curves are acquired from an independent source that is widely used in the financial industry and reviewed internally by personnel with appropriate expertise in valuation methodologies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Approximately $23 million of the 7.875 Percent Convertible Notes principal amount remains outstanding at September 30, 2017.
4.0 Percent Convertible Notes
In February 2007, the company issued $200 million principal amount of 4.0 Percent Convertible Notes. The 4.0 Percent Convertible Notes bear cash interest at a rate of 4.0 percent per annum from the date of issuance through February 15, 2019, payable semi-annually in arrears on February 15 and August 15 of each year. After February 15, 2019, the principal amount of the notes will be subject to accretion at a rate that provides holders with an aggregate annual yield to maturity of 4.0 percent.
The 4.0 Percent Convertible Notes are convertible into shares of the company’s common stock at an initial conversion rate, subject to adjustment, equivalent to 37.4111 shares of common stock per $1,000 initial principal amount of notes, which represents an initial conversion price of approximately $26.73 per share. If converted, the accreted principal amount will be settled in cash and the remainder of the company’s conversion obligation, if any, in excess of such accreted principal amount will be settled in cash, shares of common stock, or a combination thereof, at the company’s election. Holders may convert their 4.0 Percent Convertible Notes at any time on or after February 15, 2025. The maximum number of shares of common stock into which the 4.0 Percent Convertible notes are convertible is approximately 1 million shares.
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
On or after February 15, 2019, the company may redeem the 4.0 Percent Convertible Notes, in whole or in part, for cash at a redemption price equal to 100 percent of the accreted principal amount plus any accrued and unpaid interest. On each of February 15, 2019 and 2022, or upon certain fundamental changes, holders may require the company to purchase all or a portion of their 4.0 Percent Convertible Notes at a purchase price in cash equal to 100 percent of the accreted principal amount plus any accrued and unpaid interest.
The 4.0 Percent Convertible Notes are fully and unconditionally guaranteed by certain subsidiaries of the company that currently guarantee the company’s obligations under its senior secured credit facility and other publicly held notes (see Revolving Credit Facility above).
Accounting guidance requires that cash-settled convertible debt, such as the 4.0 Percent Convertible Notes, be separated into debt and equity components at issuance and a value be assigned to each. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount. The company measures the debt component at fair value by utilizing a discounted cash flow model. This model utilizes observable inputs such as contractual repayment terms, benchmark forward yield curves, yield curves and quoted market prices of its own nonconvertible debt. The yield curves are acquired from an independent source that is widely used in the financial industry and reviewed internally by personnel with appropriate expertise in valuation methodologies.
Approximately $24 million of the 4.0 Percent Convertible Notes principal amount remains outstanding at September 30, 2017.
The following table summarizes the principal amounts and related unamortized discount on all convertible notes (in millions):

	September 30, 2017	September 30, 2016
Principal amount of convertible notes	$372	$283
Unamortized discount on convertible notes	(51)	(23)
Net carrying value	$321	$260

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes other information related to the convertible notes:

	Convertible Notes
	4.0%	7.875%	3.25%
Total amortization period for debt discount (in years):	12	8	8
Remaining amortization period for debt discount (in years):	2	3	8
Effective interest rates on convertible notes:	7.7%	10.9%	5.6%
The following table summarizes interest costs recognized on convertible notes (in millions):

	Year Ended September 30,
	2017	2016	2015
Contractual interest coupon	$17	$18	$26
Amortization of debt discount	8	8	8
Repurchase of convertible notes	31	—	24
Total	$56	$26	$58
Debt Maturities
As of September 30, 2017, the company is contractually obligated to make payments as follows (in millions):

	Total	2018	2019	2020	2021	2022	Thereafter (2)
Total debt (1)	$1,098	$4	$2	$90	$2	$177	$823

(1)	Total debt excludes unamortized discount on convertible notes of $42 million, unamortized issuance costs of $17 million, and original issuance discount of $1 million.

(2)
Includes the company's 6.25 percent notes, which contains a call feature that allows for early redemption and includes the company's 3.25 percent, 4.0 percent and 7.875 percent convertible notes, which contain a put and call feature that allows for earlier redemption beginning in 2025, 2019 and 2020, respectively.

Capital Leases
In March 2012, the company entered into a master lease agreement with Wells Fargo Equipment Finance, under which the company can enter into lease arrangements for equipment. Each lease term is for 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. The company had $3 million and $7 million outstanding under this capital lease arrangement as of September 30, 2017 and 2016, respectively. In addition, the company had another $10 million and $9 million outstanding through other capital lease arrangements at September 30, 2017 and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of September 30, 2017, the future minimum lease payments for noncancelable capital leases with initial terms in excess of one year were as follows:

	Total	2018	2019	2020	2021	2022	Thereafter
Capital lease obligation	$15	$5	$3	$2	$2	$2	$1
Less amounts representing interest	(3)	(1)	(1)	(1)	—	—	—
Principal on capital lease	$12	$4	$2	$1	$2	$2	$1
Letter of Credit Facilities
On February 21, 2014, the company entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $25 million through March 2019. This facility contains covenants and events of default generally similar to those existing in the company’s public debt indentures. At September 30, 2017 and 2016, $18 million and $23 million of letters of credit were outstanding under this facility. In addition, the company had another $5 million of letters of credit outstanding through other letter of credit facilities as of September 30, 2017 and 2016.
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
Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the unpaid amount exceeds $35 million per bank. As of September 30, 2017 and 2016, the company had $24 million and $10 million, respectively, outstanding under this program at more than one bank.
Operating Leases
The company has various operating leasing arrangements. Future minimum lease payments under these operating leases are $15 million in 2018, $13 million in 2019, $12 million in 2020, $12 million in 2021, $12 million in 2022 and $23 million thereafter.

18. FINANCIAL INSTRUMENTS

The company’s financial instruments include cash and cash equivalents, short-term debt, long-term debt, and foreign exchange forward and options contracts. The company uses derivatives for hedging and non-trading purposes in order to manage its foreign exchange rate exposures.

Foreign Exchange Contracts
As a result of the company’s substantial international operations, it is exposed to foreign currency risks that arise from normal business operations, including in connection with transactions that are denominated in foreign currencies. In addition, the company translates sales and financial results denominated in foreign currencies into U.S. dollars for purposes of its consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on reported revenues and operating income, while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal years 2015 and 2016, our reported financial results were adversely affected by appreciation of the U.S. dollar against foreign currencies. For fiscal year 2017, our reported financial results benefited from depreciation of the U.S. dollar against foreign currencies.

The company has a foreign currency cash flow hedging program to reduce the company’s exposure to changes in exchange rates on foreign currency purchases and sales. The company uses foreign currency forward contracts to manage the company’s exposures arising from foreign currency exchange risk. Gains and losses on the underlying foreign currency exposures are partially

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

offset with gains and losses on the foreign currency forward contracts. Under this foreign currency cash flow hedging program, the company has designated the foreign exchange contracts (the “contracts”) as cash flow hedges of underlying forecasted foreign currency purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in accumulated other comprehensive loss (AOCL) in the consolidated balance sheet and is recognized in operating income when the underlying forecasted transaction impacts earnings. The terms of the foreign exchange contracts generally require the company to place cash on deposit as collateral if the fair value of these contracts represents a liability for the company and exceeds the collateral threshold. The fair values of the foreign exchange derivative instruments and any related collateral cash deposits are presented on a net basis as the derivative contracts are subject to master netting arrangements.

At September 30, 2017, 2016 and 2015, the notional amount of the company's foreign exchange contracts outstanding under its foreign currency cash flow hedging program were $126 million, $190 million, and $137 million respectively. The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

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

The following table summarizes the impact of the company’s derivatives instruments on comprehensive income for fiscal years ended September 30 (in millions):

	Location of Gain (Loss)	2017	2016	2015
Derivatives designated as hedging instruments:
Amount of gain (loss) recognized in AOCL (effective portion)	AOCL	$(1)	$(3)	$3
Amount of gain (loss) reclassified from AOCL into income (effective portion)	Cost of Sales	1	(4)	6
Derivatives not designated as hedging instruments: Amount of gain (loss) recognized in income	Cost of Sales	1	(1)	2
Derivatives not designated as hedging instruments: Amount of gain (loss) recognized in income	Other Income (expense)	—	(1)	2

Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	September 30, 2017		September 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$88	$88	$160	$160
Short-term debt	288	329	14	14
Long-term debt	750	859	982	1,051
Foreign exchange forward contracts (other assets)	—	—	1	1
Foreign exchange forward contracts (other liabilities)	3	3	2	2
Short-term foreign currency option contracts (other assets)	2	2	—	—
Long-term foreign currency option contracts (other assets)	1	1	2	2

The following table reflects the offsetting of derivative assets and liabilities (in millions):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 30, 2017			September 30, 2016
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Asset
Foreign exchange forward contract	—	—	—	1	—	1
Derivative Liabilities
Foreign exchange forward contract	3	—	3	2	—	2
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

Fair value of financial instruments by the valuation hierarchy at September 30, 2017 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$88	$—	$—
Short-term debt	—	325	4
Long-term debt	—	851	8
Foreign exchange forward contracts (asset)	—	—	—
Foreign exchange forward contracts (liability)	—	3	—
Short-term foreign currency option contracts (asset)	—	—	2
Long-term foreign currency option contracts (asset)	—	—	1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair value of financial instruments by the valuation hierarchy at September 30, 2016 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$160	$—	$—
Short-term debt	—	—	14
Long-term debt	—	1,040	11
Foreign exchange forward contracts (asset)	—	1	—
Foreign exchange forward contracts (liability)	—	2	—
Short-term foreign currency option contracts (asset)	—	—	—
Long-term foreign currency option contracts (asset)	—	—	2

The tables below provide a reconciliation of changes in fair value of the Level 3 financial assets and liabilities measured at fair value in the consolidated balance sheet for the twelve months ended September 30, 2017 and September 30, 2016, respectively. No transfers of assets between any of the Levels occurred during these periods.

Twelve months ended September 30, 2017 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2016	$—	$2	$2
Total unrealized gains (losses):
Included in other income, net	—	—	—
Included in cost of sales	—	2	2
Total realized gains (losses):
Included in other income, net	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	1	1	2
Settlements	(2)	(1)	(3)
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	3	(3)	—
Fair Value as of September 30, 2017	$2	$1	$3
(1) Transfers as of the last day of the reporting period

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Twelve months ended September 30, 2016 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2015	$1	$1	$2
Total unrealized gains (losses):
Included in other income, net	(2)	—	(2)
Included in cost of sales	—	(1)	(1)
Total realized gains (losses):
Included in other income, net	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	1	—	1
Settlements	—	2	2
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	—	—	—
Fair Value as of September 30, 2016	$—	$2	$2
(1) Transfers as of the last day of the reporting period
Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents at September 30, 2017 or September 30, 2016.
     Short- and Long-term debt — Fair values are based on transaction prices at public exchange for publicly traded debt. For debt instruments that are not publicly traded, fair values are based on interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms and remaining maturities.
Foreign exchange forward contracts — The company uses foreign exchange forward purchase and sale contracts with terms of 18 months or less to hedge its exposure to changes in foreign currency exchange rates. The fair value of foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss in the statement of shareholders’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings.
Foreign currency option contracts — The fair value of foreign exchange option contracts is based on third-party proprietary models, which incorporate inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates, and time utilizing market instruments with similar quality and maturity characteristics.
The company uses option contracts to mitigate foreign exchange exposure on expected future Indian Rupee-denominated purchases. As of September 30, 2017 and September 30, 2016, the notional amount of the company's Indian rupee foreign exchange contracts outstanding was $172 million and $174 million, respectively. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.
The company uses option contracts to mitigate the risk of volatility in the translation of euro earnings to U.S. dollars. As of September 30, 2017, the notional amount of the company’s euro option contracts outstanding was $58 million. As of September 30, 2016, there were no euro foreign exchange option contracts outstanding. These option contracts did not qualify for a hedge accounting election. Changes in fair value associated with these contracts are recorded in the consolidated statement of operations in other income, net.
The company uses option contracts to mitigate the risk of volatility in the translation of Swedish krona to U.S. dollars. As of September 30, 2017, the notional amount of the company’s Swedish krona option contracts outstanding was $71 million. As of September 30, 2016, there were no Swedish krona foreign exchange option contracts outstanding. These option contracts did not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

qualify for a hedge accounting election. Changes in fair value associated with these contracts are recorded in the consolidated statement of operations in other income, net.

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

The company has reserved approximately 13 million shares of common stock in connection with its 2010 Long-Term Incentive Plan, as amended ("LTIP") for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, restricted share units and stock awards to key employees and directors. At September 30, 2017, there were 4.8 million shares available for future grants under the LTIP.

Repurchase Authorizations

On July 21, 2016, the Board of Directors authorized the repurchase of up to $100 million of the company’s common stock and up to $150 million aggregate principal amount of any of the company’s debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and our debt covenants. This repurchase authorization superseded and replaced the January 2015 repurchase authorization described below. There was an insignificant amount of common stock and $100 million in debt security repurchases that were made under these authorizations during fiscal year 2017.
In June 2014, the company's Board of Directors authorized the repurchase of up to $210 million of the company's equity and equity-linked securities (including convertible debt securities), subject to the achievement of its M2016 net debt reduction target and compliance with legal and regulatory requirements and its debt covenants. During fiscal year 2016, the company repurchased 8.7 million shares of common stock for $81 million (including commission costs) and all $55 million outstanding principal amount 4.625% convertible notes at 100 percent of the face value of the notes. In the aggregate, the company repurchased 12.8 million shares of common stock for $136 million (including commission costs), $19 million principal amount of its 4.0 percent convertible notes, and all of the $55 million outstanding principal amount 4.625% convertible notes at 100 percent of the face value of the notes. (see Note 17). The repurchase program under the $210 million authorization was complete as of September 30, 2016.
In January 2015, the Offering Committee of the company's Board of Directors authorized the repurchase of up to $150 million aggregate principal amount of any of the company's debt securities (including convertible debt securities). No repurchases were made under this authorization prior to its replacement with the authorization described above on July 21, 2016.

In May 2015, the Offering Committee of the company's Board of Directors authorized the repurchase of up to $175 million aggregate principal amount at maturity of the company’s 7.875 Percent Convertible Notes, subject to compliance with legal and regulatory requirements and its debt covenants. This repurchase authorization expired on September 30, 2015. During fiscal year 2015, the company repurchased $110 million principal amount at maturity of the company's 7.875 Percent Convertible Notes for $179 million (see Note 17) pursuant to this repurchase authorization.

Accumulated Other Comprehensive Loss (AOCL)
The components of AOCL as reported in the Consolidated Balance Sheet and Statement of Equity (Deficit), and the changes in AOCL by components, net of tax, are as follows (in millions):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss	Total
Balance at September 30, 2016	$(66)	$(740)	$(3)	$(809)
Other comprehensive income (loss) before reclassification	25	200	(1)	224
Amounts reclassified from accumulated other comprehensive loss	—	40	—	40
Net current-period other comprehensive income (loss)	$25	$240	$(1)	$264
Balance at September 30, 2017	$(41)	$(500)	$(4)	$(545)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Amortization of prior service costs	$(5)	(a)
Amortization of actuarial losses	45	(a)
	40	Total before tax
	(12)	Tax (benefit) expense
	$28	Net of tax
Total reclassifications for the period	$28	Net of tax

(a)  These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 21 and 22 for additional details), which is recorded in cost of sales and selling, general and administrative expenses

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss	Total
Balance at September 30, 2015	$(54)	$(705)	$(7)	$(766)
Other comprehensive income (loss) before reclassification	(12)	(70)	4	(78)
Amounts reclassified from accumulated other comprehensive loss	—	35	—	35
Net current-period other comprehensive income (loss)	$(12)	$(35)	$4	$(43)
Balance at September 30, 2016	$(66)	$(740)	$(3)	$(809)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Amortization of prior service costs	$(1)	(a)
Amortization of actuarial losses	36	(a)
	35	Total before tax
	—	Tax (benefit) expense
	$35	Net of tax

Total reclassifications for the period	$35	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 21 and 22 for additional details).

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss	Total
Balance at September 30, 2014	$41	$(789)	$(1)	$(749)
Other comprehensive income (loss) before reclassification	(96)	(18)	(6)	(120)
Amounts reclassified from accumulated other comprehensive loss	1	102	—	103
Net current-period other comprehensive income (loss)	$(95)	$84	$(6)	$(17)
Balance at September 30, 2015	$(54)	$(705)	$(7)	$(766)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Amortization of prior service costs	$(1)	(a)
Amortization of actuarial losses	47	(a)
Recognized prior service costs due to settlement	56	(a)
	102	Total before tax
	—	Tax (benefit) expense
	$102	Net of tax

Employee Benefit Related Adjustment
Foreign currency translation	$1	(b)
	1	Total before tax
	—	Tax (benefit) expense
	$1	Net of tax

Total reclassifications for the period	$103	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 21 and 22 for additional details).

(b) These accumulated other comprehensive income components are included in the computation of loss from discontinued operations (see Note 3).

20. EQUITY BASED COMPENSATION

Stock Options
Under the company’s incentive plans, stock options are typically granted at prices equal to the fair value on the grant date and have a maximum term of 10 years. Stock options generally vest over a three-year period from the grant date. There were 0.2 million stock options that were exercised in fiscal year 2017. No stock options were granted in fiscal year 2017. No stock options were granted or exercised during fiscal years 2016 and 2015.

The following is a rollforward of stock options for fiscal year 2017 (shares in thousands, exercise price and remaining contractual term represent weighted averages and aggregate intrinsic values in millions):

	Shares	Exercise Price	Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding — beginning of year	233	$8.22
Exercised	(233)	8.22
Cancelled or expired	—	—
Outstanding — end of year	—	$—	0.0	—
Exercisable — end of year	—	$—	0.0	—

Stock-based compensation is measured at the grant date based on the fair value of the award and is generally recognized as expense ratably on a straight-line basis over the requisite service period, which is generally the vesting period of the respective

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

award. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.
Compensation expense is recognized for the non-vested portion of previously issued stock options. No compensation expense associated with the expensing of stock options was recognized in fiscal years 2017, 2016 and 2015. There were 0.2 million stock options that were exercised in fiscal year 2017. No options were exercised in fiscal years 2016 and 2015.

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

The following is a rollforward of the company’s non-vested restricted stock and restricted share units as of September 30, 2017, and the activity during fiscal year 2017 is summarized as follows (shares in thousands):

Non-vested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested - beginning of year	1,232	$11.00
Granted	598	13.29
Vested	(218)	9.30
Forfeited	(98)	11.73
Non-vested - end of year	1,514	12.10

In fiscal years 2017, 2016 and 2015, the company granted 0.6 million, 0.7 million, and 0.5 million shares of restricted stock and restricted share units, respectively. The grant date weighted average fair value of these restricted share units was $13.29, $9.72, and $13.91 for shares of restricted stock and restricted share units granted in fiscal years 2017, 2016 and 2015, respectively. The number of non-vested restricted shares and restricted share units as of September 30, 2017 was 1.5 million. The per share weighted average fair value of these non-vested shares was $12.10.

As of September 30, 2017, there was $9 million of total unrecognized compensation costs related to non-vested restricted shares and restricted share units. These costs are expected to be recognized over a weighted average period of 1.03 years. Total compensation expense recognized for restricted stock and restricted share units was $7 million, $5 million and $4 million in fiscal year 2017, 2016 and 2015, respectively.

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
The actual number of performance share units that will vest depends upon the company’s performance relative to the established M2019 goals for the three-year performance period of October 1, 2016 to September 30, 2019, measured at the end of the performance period. The number of performance share units that vest will depend on meeting the established M2019 goals at the following weights: 50% associated with achieving an Adjusted diluted earnings per share from continuing operations target, 25%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

associated with achieving targets for revenue growth above market and 25% associated with achieving a Net debt to Adjusted EBITDA target. The number of performance share units that vest will be between 0% and 200% of the grant date amount of 0.6 million performance share units.

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
The following is a rollforward of the company’s non-vested performance share units as of September 30, 2017, and the activity during fiscal year 2017 is summarized as follows (shares in thousands):

Non-vested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested - beginning of year	2,660	$9.88
Granted	730	12.30
Vested	(1,409)	8.29
Forfeited	(168)	11.51
Non-vested - end of year	1,813	11.93

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

There were 0.7 million performance share units granted during fiscal 2017 and 1.8 million of non-vested performance shares as of September 30, 2017. The per share weighted average fair value of the performance share units was $11.93 as of September 30, 2017.
For the years ended September 30, 2017, 2016 and 2015, compensation cost recognized related to the performance share units was $14 million, $6 million and $8 million, respectively. As of September 30, 2017, there were $10 million of total unrecognized compensation costs related to non-vested performance share unit equity compensation arrangements. These costs are expected to be recognized over a weighted average period of 0.99 years.

21. RETIREMENT MEDICAL PLANS

The company has retirement medical plans that cover certain of its U.S. and non-U.S. employees, including certain employees of divested businesses, and provide for medical payments to eligible employees and dependents upon retirement. These plans are unfunded.
In fiscal years 2002 and 2004, the company approved amendments to certain retiree medical plans, including health benefits for retirees (and their surviving spouses) who were formerly United Auto Workers (“UAW”) members at ten former Rockwell International (“Rockwell”) plants. Certain of these plan amendments were challenged in lawsuits that were filed in the United States District Court for the Eastern District of Michigan ("District Court") alleging the changes breached the terms of various collective bargaining agreements (“CBAs”) entered into by Rockwell and the UAW for facilities that have either been closed or sold and alleging a companion claim under the Employee Retirement Income Security Act of 1974 (“ERISA”). The two class action lawsuits that were filed in 2004 (Cole v. ArvinMeritor, et al. and Faust v. ArvinMeritor, et al.) by the UAW and retirees and surviving spouses claimed that the health benefits were vested for life through the negotiated CBAs. These actions were subsequently consolidated.
 On December 22, 2005, the District Court issued a preliminary injunction enjoining the company from implementing changes to retiree health benefits and ordered the company to reinstate and resume paying the full cost of health benefits for the UAW retirees at the levels existing prior to the changes made in 2002 and 2004. In 2006, the District Court granted a motion by the UAW for summary judgment and granted the UAW’s request to make the terms of the preliminary injunction permanent (the “injunction”). The company accounted for the injunction as a rescission of the 2002 and 2004 plan amendments and began recording the impact of the injunction in March 2006. In addition, the injunction ordered the defendants to reimburse the plaintiffs for out-of-pocket expenses incurred since the date of the earlier benefit modifications. In 2007, the company appealed the District Court’s order to the U.S. Court of Appeals for the Sixth Circuit ("Sixth Circuit"). The Sixth Circuit ruled to affirm the District Court’s ruling, and the company moved for an en banc rehearing. This motion was held in abeyance while the parties attempted to settle the case.  In July 2016, the company moved for re-hearing based on a January 2015 U.S. Supreme Court decision on the subject matter and a subsequent Sixth Circuit ruling in a separate case on the same subject matter. The court granted the re-hearing, and in April 2017, the Sixth Circuit reversed the District Court’s decision, finding that the retiree medical benefits were not vested for life through the CBAs.
The plaintiffs’ appeal to the Sixth Circuit for a rehearing en banc was denied in June 2017. The plaintiffs subsequently filed a motion to stay the Sixth Circuit's mandate pending appeal to the U.S. Supreme Court. The Sixth Circuit denied that motion on July 10, 2017 and issued the mandate the same day. Through the Sixth Circuit's mandate, the case was remanded to the District Court to carry out further proceedings as necessary to comply with the mandate. On July 19, 2017 the company filed a motion with the District Court to dissolve the injunction and enter the judgment in favor of the Defendants. On September 6, 2017, pursuant to the mandate from the Sixth Circuit, the District Court dissolved its 2006 injunction which previously barred the modification of the benefits provided by the Company to the class of United Auto Workers employee retirees. The plaintiffs filed a petition for a writ of certiorari with the Supreme Court of the United States on September 15, 2017. We cannot predict whether or not the Supreme Court will grant the plaintiffs' petition for certiorari.

On September 8, 2017, the Company determined to modify the benefits provided to certain former union employee retirees. Under these modifications, which may be amended at the Company’s discretion at any time, the Company expects to provide (i) each retiree over the age of 65 with a defined contribution of $4,000 annually and (ii) each retiree under the age of 65 with a level of benefits generally equivalent to those currently provided to the Company’s active employees, in each case and as currently contemplated, for a period of seven years. These benefit modifications generated a $315 million prior service credit in September 2017, which will be amortized over the retirees’ average life expectancy, which is currently estimated to be 10 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The mortality assumptions for participants in the company’s U.S. plans incorporates future mortality improvements from tables published by the Society of Actuaries ("SOA"). In October 2014, the SOA issued new mortality and mortality improvement tables that raised the life expectancies. The company reviewed the new SOA mortality and mortality improvement tables and utilized an actuary to conduct a study based on the company’s plan participants. The company determined that the best representation of the plans' mortality is to utilize the new SOA mortality and mortality improvement tables as the reference table for credibility-weighted mortality rates, blended with company-specific mortality based on the study conducted by the actuary. The company incorporated the updated tables into the 2015 year-end measurement of the plans’ benefit obligations. As a result of this change in actuarial assumption, the company’s U.S. OPEB obligations decreased by $18 million in the fourth quarter of fiscal year 2015. The company considers improvement scales released annually by the SOA. These did not have an impact in fiscal years 2017 and 2016.

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

The company’s retiree medical obligations were measured as of September 30, 2017, 2016, and 2015. The following are the assumptions used in the measurement of the APBO and retiree medical expense:

	2017	2016	2015
Discount rate	3.32%	3.45%	4.20%
Health care cost trend rate	6.52%	7.10%	7.00%
Ultimate health care trend rate	4.65%	4.75%	5.00%
Year ultimate rate is reached	2024	2024	2022

The assumptions noted above are used to calculate the APBO for each fiscal year end and retiree medical expense for the subsequent fiscal year.

The discount rate is used to calculate the present value of the APBO. This rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical benefits. The company has used the corporate AA/Aa bond rate for this assumption. The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. The company’s projection for fiscal year 2018 health care cost trend rate is 6.52 percent.

The APBO as of the September 30, 2017 and 2016 measurement dates are summarized as follows (in millions):

	2017	2016
Retirees	$104	$444
Employees eligible to retire	—	1
Total	$104	$445

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following reconciles the change in APBO and the amounts included in the consolidated balance sheet for years ended September 30, 2017 and 2016, respectively (in millions):

	2017	2016
APBO — beginning of year	$445	$436
Interest cost	14	18
Actuarial loss (gain)	(8)	27
Plan amendment	(315)	—
Benefit payments (1)	(32)	(36)
APBO — end of year	104	445
Other (2)	—	2
Retiree medical liability	$104	$447

(1)	Net of subsidies and rebates available under Employer Group Waiver Plan (EGWP).

(2)
A $2 million reserve for retiree medical liabilities was recorded at September 30, 2016 as the company's best estimate for retroactive benefits related to the previously mentioned injunction. No reserve was required at September 30, 2017 following the dissolution of the injunction.

Actuarial losses/(gains) relate to changes in the discount rate and other actuarial assumptions. In accordance with FASB ASC Topic 715, “Compensation – Retirement Benefits”, a portion of the actuarial losses is not subject to amortization. The actuarial losses that are subject to amortization are generally amortized over the average lifetime of inactive participants of approximately 10 years.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. The company provides retiree medical benefits under certain plans that exceed the value of the benefits that are provided by the Medicare Part D plan. Therefore, management concluded that these plans are at least actuarially equivalent to the Medicare Part D plan and the company is eligible for the federal subsidy. In September 2011, in connection with the Health Care and Education Reconciliation Act of 2010, the company converted its current prescription drug program for certain retirees to a group-based, company-sponsored Medicare Part D program, or Employer Group Waiver Plan (EGWP). In September 2012, the company converted certain additional groups of retirees to EGWP and as a result, reduced its APBO by an additional amount of approximately $25 million. In 2013, the company began using the Part D subsidies delivered through EGWP to reduce its net retiree medical costs. As a result of this change in assumption, the company reduced its APBO by approximately $35 million. These reductions to APBO are being amortized over an average expected lifetime of inactive participants of approximately 10 years.

The retiree medical liability is included in the consolidated balance sheet as follows (in millions):

	September 30,
	2017	2016
Current — included in compensation and benefits	$18	$33
Long-term — included in retirement benefits	86	414
Retiree medical liability	$104	$447
The following table summarizes the amounts included in Accumulated Other Comprehensive Loss net of tax related to retiree medical liabilities as of September 30, 2017 and 2016 and changes recognized in Other Comprehensive Income (Loss) net of tax for the years ended September 30, 2017 and 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Net Actuarial Loss	Prior Service Cost (Benefit)	Total
Balance at September 30, 2016	$107	$(11)	$96
Net actuarial gain for the year	(8)	—	(8)
Recognized prior service costs due to plan amendment	—	(315)	(315)
Amortization for the year	(15)	5	(10)
Deferred tax impact	8	118	126
Balance at September 30, 2017	$92	$(203)	$(111)

Balance at September 30, 2015	$101	$(12)	$89
Net actuarial loss for the year	27	—	27
Amortization for the year	(13)	1	(12)
Deferred tax impact	(8)	—	(8)
Balance at September 30, 2016	$107	$(11)	$96
The net actuarial loss and prior service benefit that are estimated to be amortized from accumulated other comprehensive loss into net periodic retiree medical income in fiscal year 2018 are $(17) million and $35 million, respectively.

The components of retiree medical expense for years ended September 30 are as follows (in millions):

	2017	2016	2015
Service cost	$—	$—	$—
Interest cost	14	18	19
Amortization of:
Prior service benefit	(5)	(1)	(1)
Actuarial losses	15	13	22
Retiree medical expense	$24	$30	$40

A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2017	2016
Effect on total service and interest cost
1% Increase	$—	$1
1% Decrease	—	(1)
Effect on APBO
1% Increase	5	40
1% Decrease	(4)	(35)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The company expects future benefit payments as follows (in millions):

	Gross Benefit Payments	Gross Receipts (1)
Fiscal 2018	$20	$1
Fiscal 2019	15	—
Fiscal 2020	14	—
Fiscal 2021	14	—
Fiscal 2022	13	—
Fiscal 2023 – 2027	31	1

(1)	Consists of subsidies and rebates available under EGWP.

22. RETIREMENT PENSION PLANS

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

The mortality assumptions for participants in the company’s U.S. plans incorporates future mortality improvements from tables published by the SOA. In October 2014, the SOA issued new mortality and mortality improvement tables that raised the life expectancies. The company reviewed the new SOA mortality and mortality improvement tables and utilized an actuary to conduct a study based on the company’s plan participants. The company determined that the best representation of the plans' mortality is to utilize the new SOA mortality and mortality improvement tables as the reference table for credibility-weighted mortality rates, blended with company specific mortality based on the study conducted by the actuary. The company incorporated the updated tables into the 2015 year-end measurement of the plans’ benefit obligations. As a result of this change in actuarial assumption, the company’s U.S. pension obligations increased by $24 million in the fourth quarter of fiscal year 2015. The company considers improvement scales released annually by the SOA. These did not have an impact in fiscal years 2017 and 2016.

On August 1, 2010, Meritor amended its defined benefit pension plan in the United Kingdom to cease the accrual of future benefits for all of its active plan participants. Subsequent to the freeze date, the company began making contributions to its defined contribution savings plan on behalf of the affected employees. The amount of the savings plan contribution is based on a percentage of the employees’ pay. These changes did not affect then-current retirees. The company began recording the impact of the plan freeze in the fourth quarter of fiscal year 2010. Subsequent to the plan freeze, accumulated actuarial losses are being amortized into net periodic pension expense over the average life expectancy of inactive plan participants of approximately 26 years rather than over their remaining average service life.

In April 2007, the company announced a freeze of its defined benefit pension plan for salaried and non-represented employees in the United States, effective January 1, 2008. The change affected approximately 3,800 employees including certain employees who continued to accrue benefits for an additional transition period, ending June 30, 2011. After these freeze dates, the company started making additional contributions to its defined contribution savings plan on behalf of the affected employees. The amount of the savings plan contribution is based on a percentage of the employees’ pay, with the contribution percentage increasing as a function of employees’ age. These changes do not affect plan participants who had retired prior to the freeze dates or represented employees. Accumulated actuarial losses are being amortized into net periodic pension expense over the average life expectancy of inactive plan participants of approximately 18 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The company’s pension obligations are generally measured as of September 30, 2017, 2016 and 2015, while the pension obligations associated with the fourth quarter fiscal year 2015 settled Canadian and German pension plans were measured as of August 31, 2015. The U.S. plans include qualified and non-qualified pension plans. The company’s only significant remaining non-U.S. plan is located in the United Kingdom.

The following are the significant assumptions used in the measurement of the projected benefit obligation (PBO) and net periodic pension expense:

	U.S. Plans
	2017			2016			2015
Discount rate	3.70%	—	3.75%	3.50%	—	3.55%	4.25%	—	4.35%
Assumed return on plan assets (beginning of the year)	7.75%			7.75%			8.00%

	Non-U.S. Plans (2)
	2017	2016	2015
Discount rate (1)	2.80%	2.50%	1.00%	—	3.80%
Assumed return on plan assets (beginning of the year) (1)	6.00%	6.00%	2.25%	—	7.25%
Rate of compensation increase (3)	N/A	N/A	2.00%

(1)
The discount rate for the company’s U.K. pension plan was 2.80 percent, 2.50 percent and 3.80 percent for 2017, 2016 and 2015, respectively. The assumed return on plan assets for this plan was 6.00 percent, 6.00 percent and 7.25 percent for 2017, 2016 and 2015, respectively.

(2)	In fiscal year 2015, our German and Canadian pension plans were settled. In 2017 and 2016, assumptions presented are for the U.K pension plan, which is the only significant non-U.S. plan remaining.

(3)	Rate of compensation increase for 2017 and 2016 is not applicable as the U.K. pension plan is frozen.

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

The following table reconciles the change in the PBO, the change in plan assets and amounts included in the consolidated balance sheet for the years ended September 30, 2017 and 2016, respectively (in millions):

	2017			2016
	U.S.	Non- U.S.	Total	U.S.	Non- U.S.	Total
PBO — beginning of year	$1,112	$616	$1,728	$1,042	$614	$1,656
Service cost	—	—	—	—	1	1
Interest cost	38	15	53	45	20	65
Actuarial gain	(32)	(21)	(53)	105	115	220
Prior service cost	1	—	1	—	—	—
Benefit payments	(83)	(30)	(113)	(80)	(35)	(115)
Foreign currency rate changes	—	19	19	—	(99)	(99)
PBO — end of year	$1,036	$599	$1,635	$1,112	$616	$1,728
Change in plan assets
Fair value of assets — beginning of year	$834	$734	$1,568	$830	$717	$1,547
Actual return on plan assets	65	1	66	79	169	248
Employer contributions	5	1	6	5	1	6
Benefit payments	(83)	(30)	(113)	(80)	(35)	(115)
Foreign currency rate changes	—	24	24	—	(118)	(118)
Fair value of assets — end of year	$821	$730	$1,551	$834	$734	$1,568
Funded status	$(215)	$131	$(84)	$(278)	$118	$(160)
Amounts included in the consolidated balance sheet at September 30 are comprised of the following (in millions):

	2017			2016
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Non-current assets	$—	$135	$135	$—	$123	$123
Current liabilities	(5)	—	(5)	(6)	—	(6)
Retirement benefits-non-current	(210)	(4)	(214)	(272)	(5)	(277)
Net amount recognized	$(215)	$131	$(84)	$(278)	$118	$(160)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize the amounts included in Accumulated Other Comprehensive Loss net of tax related to pension liabilities as of September 30, 2017 and 2016 and changes recognized in Other Comprehensive Income (Loss) net of tax for the year ended September 30, 2017.

	Net Actuarial Loss
	U.S.	Non-U.S.	Total
Balance at September 30, 2016	$454	$190	$644
Net prior service cost for the year	1	—	1
Net actuarial gain for the year	(36)	11	(25)
Amortization for the year	(22)	(8)	(30)
Deferred tax impact	21	—	21
Balance at September 30, 2017	$418	$193	$611

Balance at September 30, 2015	$410	$206	$616
Net actuarial loss for the year	87	(11)	76
Amortization for the year	(18)	(5)	(23)
Deferred tax impact	(25)	—	(25)
Balance at September 30, 2016	$454	$190	$644

The company estimates that $28 million of net actuarial losses will be amortized from accumulated other comprehensive loss into net periodic pension expense during fiscal year 2018. The non-current portion of the pension liability is included in Retirement Benefits in the consolidated balance sheet as follows (in millions):

	September 30,
	2017	2016
Pension liability	$214	$277
Retiree medical liability — long term (see Note 21)	86	414
Other	14	12
Total retirement benefits	$314	$703

In accordance with FASB guidance, the PBO, accumulated benefit obligation (ABO) and fair value of plan assets are required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and ABO is that the PBO includes projected compensation increases.

Additional information is as follows (in millions):

	2017			2016
	ABO Exceeds Assets	Assets Exceed ABO	Total	ABO Exceeds Assets	Assets Exceed ABO	Total
PBO	$1,041	$594	$1,635	$1,116	$612	$1,728
ABO	1,041	594	1,635	1,116	612	1,728
Plan Assets	821	730	1,551	834	734	1,568

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of net periodic pension expense are as follows (in millions):

	2017	2016	2015
Service cost	$—	$1	$2
Interest cost	53	65	70
Assumed rate of return on plan assets	(96)	(99)	(111)
Amortization of —
Actuarial losses	30	23	26
Settlement loss	—	—	59
Net periodic pension expense (income)	$(13)	$(10)	$46

Disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk are included below.

Investment Policy and Strategy

The company’s primary investment objective for its pension plan assets is to generate a total investment return sufficient to meet present and future benefit payments while minimizing the company’s cash contributions over the life of the plans. In order to accomplish this objective, the company maintains target allocations to identify and manage exposures. The target asset allocation ranges for the U.S. plan are 20–50 percent equity investments, 30–60 percent fixed income investments and 10–25 percent alternative investments. Alternative investments include private equities, real estate, hedge funds, diversified growth funds, and partnership interests. The target asset allocation ranges for the non-U.S. plans are 15–35 percent equity investments, 30–60 percent fixed income investments, 0–10 percent real estate and 10–30 percent alternative investments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of plan assets at September 30, 2017 by asset category is as follows (in millions):

U.S. Plans	2017
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
U.S. – Large cap	$54	$—	$—	$54
U.S. – Small cap	26	—	—	26
Private equity	—	—	19	19
International equity	37	—	—	37
Equity investments measured at net asset value (1)	—	—	—	195
Total equity investments	$117	$—	$19	$331
Fixed income investments
U.S. fixed income	$5	$213	$—	$218
Emerging fixed income	—	22	—	22
Partnerships fixed income	14	—	—	14
Fixed income investments measured at net asset value (1)	—	—	—	37
Total fixed income	$19	$235	$—	$291
Alternatives – Partnerships	—	—	77	77
Alternatives – Partnerships measured at net asset value (1)	—	—	—	88
Cash and cash equivalents	—	34	—	34
Total assets at fair value	$136	$269	$96	$821

Non-U.S. Plans	2017
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
International equity	$168	$—	$—	$168
Total equity investments	$168	$—	$—	$168
Fixed income investments
Other fixed income investments	$5	$149	$—	$154
Fixed income investments measured at net asset value (1)	—	—	—	226
Total fixed income	$5	$149	$—	$380
Commingled funds	—	5	—	5
Alternative investments measured at net asset value (1)	—	—	—	136
Real estate measured at net asset value (1)	—	—	—	40
Cash and cash equivalents	—	1	—	1
Total assets at fair value	$173	$155	$—	$730

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unfunded Commitment

As of September 30, 2017, the U.S. plan had $13 million of unfunded investment commitments related to plan assets. The majority of this amount is attributed to partnership investments that the plan will invest in gradually over the course of several years. Non-U.S. plans currently do not have any unfunded commitments.

The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended September 30, 2017 (in millions):

U.S. Plans	2017
	Fair Value at October 1, 2016	Return on Plan Assets: Attributable to Assets Held at September 30, 2017	Purchases	Settlements	Net Transfers Into (Out of) Level 3	Fair Value at September 30, 2017
Asset Category
Private equity	$11	$4	$4	$—		$19
Partnerships –
Fixed income	1	—	—	(1)		—
Alternatives –
Partnerships	77	4	1	(5)		77
Total Level 3 fair value	$89	$8	$5	$(6)	$—	$96

The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended September 30, 2016 (in millions):

U.S. Plans	2016
	Fair Value at October 1, 2015	Return on Plan Assets: Attributable to Assets Held at September 30, 2016	Purchases	Settlements	Net Transfers Into (Out of) Level 3	Fair Value at September 30, 2016
Asset Category
Private equity	$15	$(4)	$—	$—	$—	$11
Partnerships –
Fixed income	1	—	—	—	—	1
Alternatives –
Partnerships	84	(5)	—	(2)	—	77
Total Level 3 fair value	$100	$(9)	$—	$(2)	$—	$89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Information about the expected cash flows for the U.S. and non-U.S. pension plans is as follows (in millions):

	U.S.	Non U.S.	Total
Expected employer contributions:
Fiscal 2018	$5	$1	$6
Expected benefit payments:
Fiscal 2018	72	18	90
Fiscal 2019	73	18	91
Fiscal 2020	72	19	91
Fiscal 2021	71	19	90
Fiscal 2022	70	20	90
Fiscal 2023-2027	331	110	441

The company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans, including company matching contributions, was $18 million, $16 million and $15 million for fiscal years 2017, 2016 and 2015, respectively.

23. INCOME TAXES

The income tax provisions were calculated based upon the following components of income before income taxes (in millions):

	2017	2016	2015
U.S. income	$252	$71	$24
Foreign income	129	84	43
Total	$381	$155	$67

The components of the benefit (provision) for income taxes are summarized as follows (in millions):

	2017	2016	2015
Current tax benefit (expense):
U.S.	$(1)	$(1)	$(4)
Foreign	(11)	11	(20)
State and local	(2)	(1)	(1)
Total current tax benefit (expense)	(14)	9	(25)
Deferred tax benefit (expense):
U.S.	(28)	394	3
Foreign	(9)	(22)	21
State and local	(1)	43	—
Total deferred tax benefit	(38)	415	24
Income tax benefit (expense)	$(52)	$424	$(1)

The deferred tax expense or benefit represents tax effects of current year deductions or items of income that will be recognized in future periods for tax purposes. The deferred income tax expense in the U.S. in fiscal year 2017 was primarily attributable to the tax effect of the gain on sale of equity investment, partially offset by the additional reversal of a valuation allowance. In fiscal year 2016, the U.S. and state and local deferred tax benefit was primarily attributable to the valuation allowance reversal in the U.S. In fiscal year 2015, the foreign deferred tax benefit was primarily attributable to valuation allowance reversals in Germany, Italy, Mexico and Sweden in addition to the tax benefit received from the Canadian and German pension settlement charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net current and non-current deferred income tax assets (liabilities) included in the consolidated balance sheet consist of the tax effects of temporary differences related to the following (in millions):

	September 30,
	2017	2016
Accrued compensation and benefits	$32	$21
Accrued product warranties	14	13
Inventory costs	9	8
Receivables	18	15
Accrued retiree healthcare benefits	39	169
Retirement pension plans	92	119
Property	10	7
Loss and credit carryforwards	349	455
Other	71	67
Sub-total	634	874
Less: Valuation allowances	(307)	(379)
Deferred income taxes - asset	$327	$495
Taxes on undistributed income	$(7)	$(7)
Intangible assets	(87)	(82)
Debt basis difference	(16)	(5)
Deferred income taxes - liability	$(110)	$(94)
Net deferred income tax assets	$217	$401

Net non-current deferred income tax assets (liabilities) are included in the consolidated balance sheet as follows (in millions):

	September 30,
	2017	2016
Other assets (see Note 13)	$229	$413
Other liabilities (see Note 16)	(12)	(12)
Net non-current deferred income taxes — asset	$217	$401

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

During the fourth quarter of fiscal year 2017, the Company amended the benefits provided to certain former union employee retirees. This amendment resulted in a decrease to the deferred tax asset.

During the fourth quarter of fiscal year 2016, as a result of sustained profitability in the U.S. evidenced by a strong earnings history, future forecasted earnings, and additional positive evidence, the company determined it was more likely than not it would be able to realize deferred tax assets in the U.S. Accordingly, the company reversed a portion of the valuation allowance in the U.S., resulting in a non-cash income tax benefit of $438 million. In the fourth quarter of fiscal year 2017, an additional $52 million of the valuation allowance in the U.S. was released due to increased profitability. In fiscal year 2015, the company reversed valuation allowances in Germany, Italy, Mexico, and Sweden, resulting in a non-cash income tax benefit of $16 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the fourth quarter of fiscal year 2016, due to a three-year cumulative loss and future economic uncertainty, the company concluded that a valuation allowance was required in Brazil. This resulted in a non-cash charge to income tax expense of $9 million. As of September 30, 2017, the company continues to maintain the valuation allowances in Brazil, France, the U.K. and certain other jurisdictions, as the company believes the negative evidence that it will be able to recover these net deferred tax assets continues to outweigh the positive evidence. If, in the future, the company generates taxable income on a sustained basis, its conclusion regarding the need for valuation allowances in these jurisdictions could change.

The expiration periods for deferred tax assets related to net operating losses and tax credit carryforwards as of September 30, 2017 are included below (in millions). Also included are the associated valuation allowances on these deferred tax assets (in millions).

	Fiscal Year Expiration Periods
	2018-2022	2023-2032	2033-2037	Indefinite	Total
Net Operating Losses and Tax Credit Carryforwards	$8	$95	$14	$232	$349
Valuation Allowances on these Deferred Tax Assets	$7	$19	$9	$215	$250

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

For fiscal years 2017 and 2016, no provision has been made for U.S., state or additional foreign income taxes related to approximately $599 million and $687 million of undistributed earnings of foreign subsidiaries that have been or are intended to be permanently reinvested. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

The company’s provision for income taxes was different from the provision for income taxes calculated at the U.S. statutory rate for the reasons set forth below (in millions):

	2017	2016	2015
Expense for income taxes at statutory tax rate of 35%	$(133)	$(54)	$(23)
State and local income taxes	(14)	(7)	(1)
Foreign income taxed at rates other than 35%	9	5	7
Joint venture equity income	7	3	3
Tax effect of nonfunctional currency transaction	(2)	(30)	—
Correlated tax relief	7	51	—
U.S. tax impact on distributions from subsidiaries and joint ventures	(8)	14	(11)
Nondeductible expenses	(10)	(12)	(9)
Tax credits	14	61	—
Valuation allowances	56	418	49
Tax rate change	—	(14)	—
Impact of capital loss	15	—	—
Other	7	(11)	(16)
Income tax benefit (expense)	$(52)	$424	$(1)

In fiscal year 2016, the company determined it is now more favorable to claim a U.S. foreign tax credit rather than deduct foreign taxes paid, and as a result, a $11 million and $61 million income tax benefit was recorded in fiscal year 2017 and 2016,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

respectively. Additionally, the company has recorded a U.S. tax benefit related to U.S. research and development tax credits of $3 million in fiscal year 2017.

The total amount of gross unrecognized tax benefits the company recorded in accordance with FASB ASC Topic 740 as of September 30, 2017 was $269 million, of which $226 million represents the amount that, if recognized, would favorably affect the effective income tax rate in future periods.

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows (in millions):

	2017	2016	2015
Balance at beginning of the period	$243	$207	$209
Additions to tax positions recorded during the current year	—	39	15
Additions to tax positions recorded during the prior year	26	—	—
Reductions to tax position recorded in prior years	—	—	(2)
Reductions to tax positions due to lapse of statutory limits	(2)	(3)	(11)
Translation, other	2	—	(4)
Balance at end of the period	$269	$243	$207

The company’s continuing practice is to recognize interest and penalties on uncertain tax positions in the provision for income taxes in the consolidated statement of operations. At September 30, 2017 and September 30, 2016, the company recorded assets of $9 million and $4 million, respectively of interest on uncertain tax positions in the consolidated balance sheet. In addition, penalties of $1 million and $2 million were recorded as of September 30, 2017 and September 30, 2016, respectively. The income tax benefit related to interest was $5 million and $8 million for the year ended September 30, 2017 and September 30, 2016, respectively. The income tax benefit amount related to interest was immaterial for the year ended September 30, 2015. The income tax benefit related to penalties was immaterial for years ended September 30, 2017, 2016 and 2015.

The company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. The company’s Canadian federal income tax returns for fiscal years 2013 and 2014 are currently under audit. The company's German subsidiary is currently under audit for fiscal years 2008 through 2013. The company's Indian subsidiary is currently under audit for fiscal year 2015. In addition, the company is under audit in the U.S. for federal, fiscal years 2010 and 2011, along with various state tax jurisdictions for various years. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could change the company’s unrecognized tax benefits during the next twelve months. It is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefit in the next twelve months.

In addition to the audits listed above, the company has open tax years primarily from 2001-2016 with various significant taxing jurisdictions, including the U.S., Brazil, Canada, China, France, Mexico and the U.K. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The company has recorded a tax benefit only for those positions that meet the more-likely-than-not standard.

24. CONTINGENCIES

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

The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at September 30, 2017 to be approximately $4 million, of which $2 million is recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators. Environmental remediation costs recorded with respect to the Superfund were not substantial in fiscal years 2017, 2016 and 2015.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at September 30, 2017 to be approximately $19 million, of which $7 million is probable and recorded as a liability. During each of the fiscal years 2017, 2016 and 2015, the company recorded environmental remediation costs of $3 million with respect to these matters, resulting from revised estimates to remediate these sites.

Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 1.0 to 3.0 percent and is approximately $6 million at September 30, 2017. The undiscounted estimate of these costs is approximately $7 million.

The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2016	$2	$11	$13
Payments and other	—	(7)	(7)
Accruals	—	3	3
Balance at September 30, 2017	$2	$7	$9

There were $3 million, $3 million, and $2 million of environmental remediation costs recognized in other operating expense in the consolidated statement of operations in fiscal years 2017, 2016 and 2015, respectively.

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

In April 2016, the company was served with several complaints filed against the company and other defendants in the United States District Court for the Northern District of Mississippi. The complaints were amended in July 2016.  These complaints allege damages, including diminution of property value, concealment/fraud and emotional distress resulting from alleged environmental pollution in and around a neighborhood in Grenada, Mississippi. Rockwell owned and operated a facility near the neighborhood from 1965 to 1985. The company filed answers to the complaints in July 2016. In May 2017, the company was served with a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

complaint filed against the company and other defendants by the Mississippi Attorney General in the Chancery Court of Grenada County, Mississippi.  The complaint alleges that operations at the above-referenced Grenada facility caused contamination of off-site groundwater and surface waters. Subsequently, the company removed this action to the United States District Court for the Northern District of Mississippi; plaintiffs have moved to have the case remanded to Chancery Court. The company intends to defend itself vigorously against these claims. The company believes at this time that liabilities associated with this case, while possible, are not probable and estimable, and therefore has not recorded any accrual for them as of September 30, 2017 and 2016. Further, a reasonably possible range of loss cannot be estimated at this time.

Asbestos

Maremont Corporation (“Maremont”), a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 2,800 and 5,800 pending asbestos-related claims at September 30, 2017 and 2016, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, the total number of claims filed is not necessarily the most meaningful factor in determining Maremont's asbestos related liability.

Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	September 30,
	2017	2016
Pending and future claims	$68	$70
Billed but unpaid claims	2	2
Asbestos-related liabilities	$70	$72
Asbestos-related insurance recoveries	$25	$32

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

As of September 30, 2017, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Maremont’s obligation for asbestos personal injury claims over the next ten years of $68 million to $82 million. After consultation with Bates White, Maremont recognized a liability for pending and future claims over the next ten years of $68 million and $70 million as of September 30, 2017 and 2016, respectively. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Maremont recognized $5 million and $2 million of expense in fiscal years 2017 and 2016, respectively, associated with its annual valuation of asbestos-related liabilities and receivables. Maremont has recognized incremental insurance receivables associated with recoveries expected for asbestos-related liabilities as the estimate of asbestos-related liabilities for pending and future claims changes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assumptions: The following assumptions were made by Maremont after consultation with Bates White and are included in their study:

•	Pending and future claims were estimated for a ten-year period ending in fiscal year 2027;

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

Recoveries: Maremont has historically had insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The expected insurance receivable related to future asbestos-related liabilities was $25 million and $32 million as of September 30, 2017 and 2016, respectively. The receivable is for coverage provided by one insurance carrier based on a coverage-in-place agreement. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next ten years. The difference between the estimated liability and insurance receivable is primarily related to exhaustion of settled insurance coverage within the forecasted period and proceeds from settled insurance policies.
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

Rockwell International ("Rockwell") — ArvinMeritor, Inc. ("AM"), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. Rockwell had approximately 1,600 and 3,200 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at September 30, 2017 and 2016, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Rockwell legacy asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	September 30,
	2017	2016
Pending and future claims	$63	$60
Billed but unpaid claims	2	1
Asbestos-related liabilities	$65	$61
Asbestos-related insurance recoveries	$38	$27

Pending and Future Claims: The company engaged Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. As of September 30, 2017, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Rockwell’s obligation for asbestos personal injury claims over the next ten years of $63 million to $74 million. After consultation with Bates White, management recognized a liability for pending and future claims over the next ten years of $63 million as of September 30, 2017 compared to $60 million as of September 30, 2016. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell. The increase in the estimated liability is primarily due to higher settlement values, compared to the prior year. AM recognized $1 million of income in fiscal year 2017 and a $2 million charge in the fourth quarter of fiscal year 2016, associated with its annual valuation of asbestos-related liabilities and receivables.

Assumptions: The following assumptions were made by the company after consultation with Bates White and are included in their study:

•	Pending and future claims were estimated for a ten-year period ending in fiscal year 2027;

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

Recoveries: Rockwell has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. In 2004, the company initiated litigation against certain of these carriers to enforce the insurance policies. During the fourth quarter of fiscal year 2016, the company executed settlement agreements with two of these carriers, thereby resolving the litigation against those particular carriers. Pursuant to the terms of one of those settlement agreements, in the fourth quarter of fiscal year 2016 the company received $32 million in cash from an insurer, of which $10 million was recognized as a reduction in asbestos expense, and $22 million was recorded as a liability to the insurance carrier as it is required to be returned to the carrier if additional asbestos liability is not ultimately incurred. During fiscal year 2017, Rockwell recognized an additional $10 million of the cash settlement proceeds as a reduction in asbestos expense. Pursuant to the terms of a second settlement agreement, in the fourth quarter of fiscal year 2016 the company recorded a $12 million receivable to reflect expected reimbursement of future defense and indemnity payments under a coverage-in-place arrangement with that insurer. In addition to the coverage provided from the settlement agreements executed during the fourth quarter of fiscal year 2016, the company maintains a receivable of $7 million related to a previously executed coverage-in-place arrangement with other insurers. The insurance receivables for Rockwell’s asbestos-related liabilities totaled $38 million and $27 million as of September 30, 2017 and 2016, respectively. Included in these amounts are insurance receivables of $17 million and $9 million as of September 30, 2017 and 2016, respectively, which are associated with policies in dispute and have been fully reserved for.

Also, during the third quarter of fiscal year 2016, the company reached a settlement, relating to certain proofs of claim filed by the company under certain insurance policies, with an insolvent insurer for $5.5 million (the "allowed claim"). On June 17, 2016, the company entered into an assignment of claim (the "Assignment”) with Macquarie Bank to assign the allowed claim the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At September 30, 2017 and September 30, 2016, the remaining estimated liability for this matter was approximately $10 million and $11 million, respectively.
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
In connection with the sale of its interest in MSSC in October 2009, the company provided certain indemnifications to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company's estimated exposure under these indemnities at September 30, 2017 and September 30, 2016 was approximately $1 million, and is included in other liabilities in the consolidated balance sheet.
The company is not aware of any other claims or other information that would give rise to material payments under such indemnifications.

Other

The company identified certain sales transactions for which value-added tax may have been required to be remitted to certain tax jurisdictions for tax years 2010 through 2017. At both September 30, 2017 and September 30, 2016, the company’s estimate of the probable liability was $12 million and $10 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

does not relieve the company of its current liability for past or future claims related to TL Axles. The company has the right to seek future indemnification from the supplier with respect to any currently unasserted claims.

On July 5, 2017, the company's subsidiary, Meritor Heavy Vehicle Systems, LLC, fully and finally resolved all claims with respect to its various legal proceedings with Sistemas Automotrices de Mexico, S.A. de C.V. (“Sisamex”), its Mexican joint venture with Quimmco, S.A. de C.V. ("Quimmco"), that were originally filed in 2014 in the District Court for the Northern District of Illinois regarding Sisamex’s rights to manufacture certain products and the components thereof for sale in Mexico.  The parties entered into a confidential settlement agreement and release pursuant to which the parties agreed to dismiss, with prejudice, all of the legal proceedings between them, and Meritor agreed to pay Quimmco a settlement of $10 million, which the company paid in the fourth quarter of fiscal year 2017.

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

25. BUSINESS SEGMENT INFORMATION

The company defines its operating segments as components of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company’s Chief Operating Decision Maker ("CODM") is the Chief Executive Officer.
      The company has two reportable segments at September 30, 2017, as follows:

•
The Commercial Truck & Industrial segment supplies drivetrain systems and components, including axles, drivelines, brakes and suspension systems, primarily for medium- and heavy-duty trucks, military, construction, bus and coach, fire and emergency and other applications in North America, South America, Europe and Asia Pacific. This segment also includes the company's aftermarket businesses in Asia Pacific and South America; and

•
The Aftermarket & Trailer segment supplies axles, brakes, drivelines, suspension parts and other replacement parts to commercial vehicle and industrial aftermarket customers, primarily in North America and Europe. This segment also supplies a wide variety of undercarriage products and systems for trailer applications in North America.

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
     The accounting policies of the segments are the same as those applied in the consolidated financial statements, except for the use of Segment adjusted EBITDA. The company may allocate certain common costs, primarily corporate functions, between the segments differently than the company would for stand alone financial information prepared in accordance with GAAP. These allocated costs include expenses for shared services such as information technology, finance, communications, legal and human resources. The company does not allocate interest expense and certain legacy and other corporate costs not directly associated with the segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information is summarized as follows (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Elims	Total
Fiscal year 2017 Sales:
External Sales	$2,533	$814	$—	$3,347
Intersegment Sales	82	39	(121)	—
Total Sales	$2,615	$853	$(121)	$3,347
Fiscal year 2016 Sales:
External Sales	$2,369	$830	$—	$3,199
Intersegment Sales	76	30	(106)	—
Total Sales	$2,445	$860	$(106)	$3,199
Fiscal year 2015 Sales:
External Sales	$2,649	$856	$—	$3,505
Intersegment Sales	90	28	(118)	—
Total Sales	$2,739	$884	$(118)	$3,505

Segment adjusted EBITDA:	2017	2016	2015
Commercial Truck & Industrial	$244	$208	$216
Aftermarket & Trailer	106	115	123
Segment adjusted EBITDA	350	323	339
Unallocated legacy and corporate income (expense), net (1)	(3)	4	(5)
Interest expense, net	(119)	(84)	(105)
Gain on sale of equity investment	243	—	—
Benefit (provision) for income taxes	(52)	424	(1)
Depreciation and amortization	(75)	(67)	(65)
Loss on sale of receivables	(5)	(5)	(5)
Restructuring costs	(6)	(16)	(16)
Pension settlement losses	—	—	(59)
Asset impairment charges	(4)	—	(2)
Goodwill impairment charges	—	—	(15)
Noncontrolling interests	(4)	(2)	(1)
Income from continuing operations attributable to Meritor, Inc.	$325	$577	$65

(1)
Unallocated legacy and corporate income (expense), net represents items that are not directly related to the company's business segments. These items primarily include asbestos-related charges and settlements, pension and retiree medical costs associated with sold businesses, and other legacy costs for environmental and product liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation and Amortization:	2017	2016	2015
Commercial Truck & Industrial	$66	$59	$59
Aftermarket & Trailer	9	8	6
Total depreciation and amortization	$75	$67	$65
Capital Expenditures:	2017	2016	2015
Commercial Truck & Industrial	$85	$83	$71
Aftermarket & Trailer	10	10	8
Total capital expenditures	$95	$93	$79
Segment Assets:	2017	2016
Commercial Truck & Industrial	$1,707	$1,433
Aftermarket & Trailer	467	436
Total segment assets	2,174	1,869
Corporate (1)	869	845
Less: Accounts receivable sold under off-balance sheet factoring programs (2)	(261)	(220)
Total assets	$2,782	$2,494

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(2)
At September 30, 2017 and September 30, 2016, segments assets include $261 million and $220 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 8). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

Sales by geographic area are based on the location of the selling unit. Information on the company’s geographic areas is summarized as follows (in millions):

Sales by Geographic Area:
	2017	2016	2015
U.S.	$1,761	$1,617	$1,733
Canada	69	67	70
Mexico	234	390	491
Total North America	2,064	2,074	2,294
Sweden	273	250	325
Italy	210	201	204
United Kingdom	149	136	76
Other Europe	83	86	90
Total Europe	715	673	695
Brazil	168	130	198
China	127	84	90
India	184	152	140
Other Asia-Pacific	89	86	88
Total sales	$3,347	$3,199	$3,505

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assets by Geographic Area:
	2017	2016
U.S.	$1,489	$1,359
Canada	29	33
Mexico	204	202
Total North America	1,722	1,594
Sweden	123	104
Italy	70	65
United Kingdom	241	212
Other Europe	184	164
Total Europe	618	545
Brazil	164	146
China	127	97
India	84	58
Other Asia-Pacific	67	54
Total	$2,782	$2,494

Sales to AB Volvo represented approximately 22 percent, 23 percent and 24 percent of the company’s sales in each of fiscal years 2017, 2016 and 2015, respectively. Sales to Daimler AG represented approximately 17 percent, 18 percent and 20 percent of the company’s sales in fiscal years 2017, 2016 and 2015, respectively. Sales to PACCAR represented approximately 10 percent, 9 percent and 6 percent of the company's sales in each of fiscal years 2017, 2016 and 2015, respectively. Sales to Navistar represented approximately 9 percent, 9 percent, and 11 percent of the company's sales in each of fiscal years 2017, 2016 and 2015, respectively. No other customer comprised 10 percent or more of the company’s total sales in any of the three fiscal years ended September 30, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

26. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a condensed summary of the company’s unaudited quarterly results of continuing operations for fiscal years 2017 and 2016. Per share amounts are based on the weighted average shares outstanding for that quarter. Earnings per share for the year may not equal the sum of the four fiscal quarters’ earnings per share due to changes in basic and diluted shares outstanding.

	2017 Fiscal Quarters (Unaudited)
	First	Second	Third	Fourth	2017
	(In millions, except share related data)
Sales	$699	$806	$920	$922	$3,347
Cost of sales	(610)	(685)	(778)	(790)	(2,863)
Gross margin	89	121	142	132	484
Provision for income taxes	(6)	(13)	(11)	(22)	(52)
Net income	16	23	51	238	328
Net income from continuing operations attributable to Meritor, Inc.	15	22	49	239	325
Net income attributable to Meritor, Inc.	15	22	48	239	324
Basic earnings per share from continuing operations	$0.17	$0.25	$0.55	$2.70	$3.69
Diluted earnings per share from continuing operations	$0.17	$0.24	$0.52	$2.63	$3.60

The company recognized restructuring costs in its continuing operations during fiscal year 2017 as follows: an insignificant amount in the first quarter, $4 million in the second quarter, an insignificant amount in the third quarter and $2 million in the fourth quarter (see Note 6). During the third quarter of fiscal year 2017, the company resolved all claims with Sisamex and entered into a confidential settlement agreement in which the company paid $10 million to Quimmco (see Note 24). During the fourth quarter of fiscal year 2017, the company entered into an agreement to sell the its interest in Meritor WABCO Vehicle Control Systems to a subsidiary of its joint venture partner, WABCO Holdings Inc. The total purchase price for the sale was $250 million, and the company also received a $8 million partnership distribution immediately prior to the transaction closing on October 1, 2017. The company recognized a $243 million pre-tax ($154 million, after-tax) gain associated with this sale. During the fourth quarter of fiscal year 2017, the company recognized a $52 million income tax benefit related to the partial reversal of the U.S. valuation allowance and a $15 million income tax benefit related to capital losses associated with the sale of an equity investment. Also in the fourth quarter of fiscal year 2017, the company recognized a $36 million loss on debt extinguishment ($22 million, after-tax).

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

The company recognized restructuring costs in its continuing operations during fiscal year 2016 as follows: $1 million in the first quarter, $2 million in the second quarter, $6 million in the third quarter and $7 million in the fourth quarter (see Note 6).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the fourth quarter of fiscal year 2016, the company recognized a $438 million tax benefit from the partial reversal of the U.S. valuation allowance and a $25 million income tax benefit related to other correlated tax relief, which were partially offset by a $9 million non-cash charge to income tax expense in Brazil related to the establishment of a valuation allowance (see Note 23). Also in the fourth quarter of fiscal year 2016, the company recognized $31 million as reduction in asbestos expense due to settlement agreements (see Note 24).

27. OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Year Ended September 30,
	2017	2016	2015
	(in millions)
OPERATING ACTIVITIES
Net income	$328	$575	$65
Less: Loss from discontinued operations, net of tax	(1)	(4)	(1)
Income from continuing operations	329	579	66
Adjustments to income from continuing operations to arrive at cash provided by operating activities:
Depreciation and amortization	75	67	65
Deferred income tax expense (benefit)	38	(415)	(24)
Restructuring costs	6	16	16
Loss on debt extinguishment	36	—	25
Goodwill and asset impairment	4	—	17
Equity in earnings of other affiliates	(48)	(36)	(39)
Stock compensation expense	19	9	10
Provision for doubtful accounts	1	2	2
Pension and retiree medical expense	11	20	82
Gain on sale of equity method investment	(243)	—	—
Gain on sale of property	—	(2)	(3)
Dividends received from other equity method investments	44	37	32
Pension and retiree medical contributions	(38)	(42)	(141)
Restructuring payments	(15)	(11)	(16)
Changes in off-balance sheet receivable securitization and factoring programs	26	(31)	39
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations:
Receivables	(160)	89	54
Inventories	(43)	28	4
Accounts payable	133	(89)	(70)
Other current assets and liabilities	16	(18)	(52)
Other assets and liabilities	(12)	6	40
Operating cash flows provided by continuing operations	179	209	107
Operating cash flows used for discontinued operations	(3)	(5)	(10)
CASH PROVIDED BY OPERATING ACTIVITIES	$176	$204	$97

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 30,
	2017	2016	2015
	(In millions)
Balance sheet data:
Allowance for doubtful accounts	$5	$6	$9
Statement of operations data:
Maintenance and repairs expense	46	45	52
Research, development and engineering expense	69	68	69
Depreciation expense	67	61	60
Rental expense	14	15	11
Interest income	3	3	9
Interest expense	(122)	(87)	(114)
Statement of cash flows data:
Interest payments	75	71	64
Income tax payments, net of refunds	22	24	14
Non-cash investing activities - capital asset additions from capital leases	—	—	9

28. SUPPLEMENTAL PARENT AND GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Article 3-10 of Regulation S-X (S-X Rule 3-10) requires that separate financial information for issuers and guarantors of registered securities be filed in certain circumstances. Certain of the company's 100% owned subsidiaries, as defined in the credit agreement (the "Guarantors") irrevocably and unconditionally guarantee amounts outstanding under the senior secured revolving credit facility on a joint and several basis. Similar subsidiary guarantees were provided for the benefit of the holders of the publicly-held notes outstanding under the company's indentures (see Note 17).

Schedule I of Article 5-04 of Regulation S-X (S-X Rule 5-04) requires that condensed financial information of the registrant ("Parent") be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. As of September 30, 2017, net assets of certain subsidiaries in China and India and certain unconsolidated subsidiaries that are restricted by law from transfer by cash dividends, loans or advances to Meritor, Inc did not exceed 25 percent of the consolidated net assets of Meritor, Inc. As of September 30, 2017 the amount of the net assets restricted from transfer by law was $50 million.

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

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (In millions)

	Fiscal Year Ended September 30, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,762	$1,585	$—	$3,347
Subsidiaries	—	123	149	(272)	—
Total sales	—	1,885	1,734	(272)	3,347
Cost of sales	(62)	(1,583)	(1,490)	272	(2,863)
GROSS MARGIN	(62)	302	244	—	484
Selling, general and administrative	(82)	(100)	(82)	—	(264)
Restructuring costs	2	(2)	(6)	—	(6)
Other operating expense, net	(3)	(1)	(3)	—	(7)
OPERATING INCOME (LOSS)	(145)	199	153	—	207
Other income (expense), net	39	(11)	(26)	—	2
Gain on sale of equity investment	—	243	—	—	243
Equity in earnings of affiliates	—	42	6	—	48
Interest income (expense), net	(168)	35	14	—	(119)
INCOME (LOSS) BEFORE INCOME TAXES	(274)	508	147	—	381
Benefit (provision) for income taxes	96	(126)	(22)	—	(52)
Equity income from continuing operations of subsidiaries	503	114	—	(617)	—
INCOME FROM CONTINUING OPERATIONS	325	496	125	(617)	329
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	(1)	(1)	2	(1)
NET INCOME	324	495	124	(615)	328
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$324	$495	$120	$(615)	$324

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (In millions)

	Fiscal Year Ended September 30, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$324	$495	$124	$(615)	$328
Other comprehensive income	264	21	23	(44)	264
Total comprehensive income	588	516	147	(659)	592
Less: Comprehensive income attributable to noncontrolling interests	—	—	(4)	—	(4)
Comprehensive income attributable to Meritor, Inc.	$588	$516	$143	$(659)	$588

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (In millions)

	Fiscal Year Ended September 30, 2016 (1)
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
Sales
External	$—	$1,616	$1,583	$—	$3,199
Subsidiaries	—	112	61	(173)	—
Total sales	—	1,728	1,644	(173)	3,199
Cost of sales	(57)	(1,439)	(1,440)	173	(2,763)
GROSS MARGIN	(57)	289	204	—	436
Selling, general and administrative	(64)	(79)	(70)	—	(213)
Restructuring costs	(7)	(4)	(5)	—	(16)
Other operating expense, net	(3)	—	—	—	(3)
OPERATING INCOME (LOSS)	(131)	206	129	—	204
Other income (expense), net	34	(35)	—	—	(1)
Equity in earnings of affiliates	—	32	4	—	36
Interest income (expense), net	(117)	26	7	—	(84)
INCOME (LOSS) BEFORE INCOME TAXES	(214)	229	140	—	155
Benefit (provision) for income taxes	526	(102)	—	—	424
Equity income from continuing operations of subsidiaries	265	120	—	(385)	—
INCOME FROM CONTINUING OPERATIONS	577	247	140	(385)	579
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(4)	(4)	(2)	6	(4)
NET INCOME	573	243	138	(379)	575
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$573	$243	$136	$(379)	$573

(1) Amounts have been recast. See Long-term Debt (Note 17).

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (In millions)

	Fiscal Year Ended September 30, 2016 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$573	$243	$138	$(379)	$575
Other comprehensive income (loss)	(43)	11	(44)	33	(43)
Total comprehensive income	530	254	94	(346)	532
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive income attributable to Meritor, Inc.	$530	$254	$92	$(346)	$530

(1) Amounts have been recast. See Long-term Debt (Note 17).

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (In millions)

	Fiscal Year Ended September 30, 2015 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,734	$1,771	$—	$3,505
Subsidiaries	—	129	71	(200)	—
Total sales	—	1,863	1,842	(200)	3,505
Cost of sales	(52)	(1,576)	(1,615)	200	(3,043)
GROSS MARGIN	(52)	287	227	—	462
Selling, general and administrative	(53)	(111)	(79)	—	(243)
Restructuring costs	(2)	(5)	(9)	—	(16)
Pension settlement losses	—	—	(59)	—	(59)
Goodwill impairment	—	(15)	—	—	(15)
Other operating income (expense), net	(2)	(2)	3	—	(1)
OPERATING INCOME (LOSS)	(109)	154	83	—	128
Other income (expense), net	36	18	(49)	—	5
Equity in earnings of affiliates	—	36	3	—	39
Interest income (expense), net	(138)	25	8	—	(105)
INCOME (LOSS) BEFORE INCOME TAXES	(211)	233	45	—	67
Benefit (provision) for income taxes	(2)	2	(1)	—	(1)
Equity income from continuing operations of subsidiaries	278	35	—	(313)	—
INCOME FROM CONTINUING OPERATIONS	65	270	44	(313)	66
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	(1)	(1)	2	(1)
NET INCOME	64	269	43	(311)	65
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$64	$269	$42	$(311)	$64
(1) Amounts have been recast. See Long-term Debt (Note 17).

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (In millions)

	Fiscal Year Ended September 30, 2015 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$64	$269	$43	$(311)	$65
Other comprehensive income	(17)	(77)	(18)	93	(19)
Total comprehensive income	47	192	25	(218)	46
Less: Comprehensive income attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income attributable to Meritor, Inc.	$47	$192	$26	$(218)	$47

(1) Amounts have been recast. See Long-term Debt (Note 17).

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING BALANCE SHEET (In millions)

	September 30, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents (1)	$10	$3	$75	$—	$88
Receivables, trade and other, net (1)	—	296	493	—	789
Inventories (1)	—	184	194	—	378
Other current assets	5	6	32	—	43
TOTAL CURRENT ASSETS	15	489	794	—	1,298
NET PROPERTY (1)	21	227	226	—	474
GOODWILL (1)	—	237	177	—	414
OTHER ASSETS (1)	271	106	219	—	596
INVESTMENTS IN SUBSIDIARIES	3,222	787	—	(4,009)	—
TOTAL ASSETS	$3,529	$1,846	$1,416	$(4,009)	$2,782
CURRENT LIABILITIES
Short-term debt	$195	$2	$91	$—	$288
Accounts and notes payable (1)	55	246	321	—	622
Other current liabilities	69	69	134	—	272
TOTAL CURRENT LIABILITIES	319	317	546	—	1,182
LONG-TERM DEBT	743	—	7	—	750
RETIREMENT BENEFITS	291	—	23	—	314
INTERCOMPANY PAYABLE (RECEIVABLE)	1,866	(2,160)	294	—	—
OTHER LIABILITIES	40	93	106	—	239
MEZZANINE EQUITY	2	—	—	—	2
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	268	3,596	413	(4,009)	268
NONCONTROLLING INTERESTS (1)	—	—	27	—	27
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY (DEFICIT)	$3,529	$1,846	$1,416	$(4,009)	$2,782
(1) As of September 30, 2017, Assets and Liabilities held for sale were: (i) $1 million Cash and cash equivalents; (ii) $13 million Receivables, trade and other, net; (iii) $2 million Inventories; (iv) $3 million Net property; (v) $1 million Goodwill; (vi) $1 million Other assets; (vii) $12 million Accounts and notes payable; and (viii) $2 million Noncontrolling interests. These assets and liabilities held for sale are included in the Non-Guarantors column, other than $1 million of Net property that is included in the Guarantor column.

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING BALANCE SHEET (In millions)

	September 30, 2016 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents (2)	$90	$2	$68	$—	$160
Receivables, trade and other, net (2)	1	39	356	—	396
Inventories (2)	—	143	173	—	316
Other current assets	5	4	24	—	33
TOTAL CURRENT ASSETS	96	188	621	—	905
NET PROPERTY (2)	22	198	219	—	439
GOODWILL (2)	—	219	171	—	390
OTHER ASSETS	447	108	205	—	760
INVESTMENTS IN SUBSIDIARIES	2,575	679	—	(3,254)	—
TOTAL ASSETS	$3,140	$1,392	$1,216	$(3,254)	$2,494
CURRENT LIABILITIES
Short-term debt	$1	$4	$9	$—	$14
Accounts and notes payable (2)	42	172	261	—	475
Other current liabilities	90	59	119	—	268
TOTAL CURRENT LIABILITIES	133	235	389	—	757
LONG-TERM DEBT	971	3	8	—	982
RETIREMENT BENEFITS	680	—	23	—	703
INTERCOMPANY PAYABLE (RECEIVABLE)	1,534	(1,902)	368	—	—
OTHER LIABILITIES	34	97	107	—	238
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(212)	2,959	296	(3,254)	(211)
NONCONTROLLING INTERESTS (2)	—	—	25	—	25
TOTAL LIABILITIES AND EQUITY(DEFICIT)	$3,140	$1,392	$1,216	$(3,254)	$2,494

(1) Amounts have been recast. See Long-term Debt (Note 17).
(2) As of September 30, 2016, Assets and Liabilities held for sale were: (i) $1 million Cash and cash equivalents; (ii) $8 million Receivables, trade and other, net; (iii) $1 million Inventories; (iv) $6 million Net property; (v) $5 million Accounts and notes payable; and (vi) $3 million Noncontrolling interests. These assets and liabilities held for sale are included in the Non-Guarantors column, other than $1 million of Net property that is included in the Guarantor column.

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In millions)

	Fiscal Year Ended September 30, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$33	$85	$58	$—	$176
INVESTING ACTIVITIES
Capital expenditures	(9)	(51)	(35)	—	(95)
Cash paid for the acquisition of Fabco	—	(32)	(2)	—	(34)
Net investing cash flows provided by discontinued operations	—	2	—	—	2
CASH USED FOR INVESTING ACTIVITIES	(9)	(81)	(37)	—	(127)
FINANCING ACTIVITIES
Borrowings and securitization	—	—	89	—	89
Proceeds from debt issuances	325	—	—	—	325
Redemption of notes	(103)	—	—	—	(103)
Repayment of notes and term loan	(408)	—	—	—	(408)
Other financing activities	(1)	(3)	(9)	—	(13)
Debt issuance costs	(12)	—	—	—	(12)
Intercompany advances	95	—	(95)	—	—
CASH USED FOR FINANCING ACTIVITIES	(104)	(3)	(15)	—	(122)
EFFECT OF CHANGES IN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1	—	1
CHANGE IN CASH AND CASH EQUIVALENTS	(80)	1	7	—	(72)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	90	2	68	—	160
CASH AND CASH EQUIVALENTS AT END OF YEAR	$10	$3	$75	$—	$88

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In millions)

	Fiscal Year Ended September 30, 2016 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$196	$39	$(31)	$—	$204
INVESTING ACTIVITIES
Capital expenditures	(19)	(43)	(31)	—	(93)
Other investing activities	—	4	(1)	—	3
Net investing cash flows provided by discontinued operations	—	1	3	—	4
CASH USED FOR INVESTING ACTIVITIES	(19)	(38)	(29)	—	(86)
FINANCING ACTIVITIES
Repayment of notes and term loan	(55)	—	—	—	(55)
Other financing cash flows	(1)	(4)	(11)	—	(16)
Repurchase of common stock	(81)	—	—	—	(81)
Intercompany advances	(23)	—	23	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(160)	(4)	12	—	(152)
EFFECT OF CHANGES IN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1	—	1
CHANGE IN CASH AND CASH EQUIVALENTS	17	(3)	(47)	—	(33)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	73	5	115	—	193
CASH AND CASH EQUIVALENTS AT END OF YEAR	$90	$2	$68	$—	$160

(1) Amounts have been recast. See Long-term Debt (Note 17).

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In millions)

	Fiscal Year Ended September 30, 2015 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$57	$62	$(22)	$—	$97
INVESTING ACTIVITIES
Capital expenditures	(4)	(41)	(34)	—	(79)
Cash paid for acquisition of Morganton	—	(16)	—	—	(16)
Other investing activities	—	—	4	—	4
Net investing cash flows provided by discontinued operations	—	1	3	—	4
CASH USED FOR INVESTING ACTIVITIES	(4)	(56)	(27)	—	(87)
FINANCING ACTIVITIES
Proceeds from debt issuance	225	—	—	—	225
Repayment of notes and term loan	(199)	—	—	—	(199)
Debt issuance costs	(4)	—	—	—	(4)
Other financing cash flows	—	(5)	(4)	—	(9)
Repurchase of common stock	(55)	—	—	—	(55)
CASH USED FOR FINANCING ACTIVITIES	(33)	(5)	(4)	—	(42)
EFFECT OF CHANGES IN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(22)	—	(22)
CHANGE IN CASH AND CASH EQUIVALENTS	2	1	(57)	—	(54)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	71	4	172	—	247
CASH AND CASH EQUIVALENTS AT END OF YEAR	$73	$5	$115	$—	$193

(1) Amounts have been recast. See Long-term Debt (Note 17).

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. As of September 30, 2017 and 2016, parent-company-only obligations included $303 million and $708 million, respectively, of pension and retiree medical benefits (see Notes 21 and 22). All debt is debt of the parent company other than $100 million and $24 million at September 30, 2017 and 2016, respectively, (see Note 17) and is primarily related to capital lease obligations and lines of credit. Cash dividends paid to the parent by subsidiaries and investments accounted for by the equity method were $1 million, $25 million, $37 million for 2017, 2016, and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Our management, with the participation of the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017. This evaluation was based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment and the criteria set forth by COSO, we assessed that the internal control over financial reporting was effective as of September 30, 2017.
The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the consolidated balance sheets of Meritor as of September 30, 2017 and the related consolidated statements of operations, comprehensive income, cash flows and equity (deficit) for the year ended September 30, 2017, has issued an attestation report on Meritor’s internal control over financial reporting, which is included herein.

Remediation of Prior Material Weakness

We completed our remediation plan designed to address the income tax material weaknesses that were identified during our fiscal year 2016. As part of our assessment of internal control over financial reporting, management tested and evaluated all controls to assess whether they were designed and operating effectively as of September 30, 2017. Based on this assessment, management concluded that the material weaknesses were remediated.
Changes in Internal Control Over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during our most recently completed fiscal quarter, and there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Meritor, Inc.
Troy, Michigan

We have audited the internal control over financial reporting of Meritor, Inc. and subsidiaries (the "Company") as of October 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements as of and for the year ended October 1, 2017, of the Company and our report dated November 16, 2017, expressed an unqualified opinion on those financial statements.

/s/	DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Detroit, Michigan
November 16, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption Election of Directors – Information as to Nominees for Director and Continuing Directors in Meritor’s definitive Proxy Statement for its 2018 Annual Meeting (the “2018 Proxy Statement”), which is expected to be filed within 120 days after Meritor’s fiscal year end. The information required by Item 10 regarding executive officers is set forth in Item 4A of Part I of this Form 10-K. The other information required by Item 10, including regarding the audit committee, audit committee financial expert disclosure and our code of ethics, is incorporated by reference from the information under the captions Code of Ethics, Board of Directors and Committees and Director Qualifications and Nominating Procedures in the 2018 Proxy Statement. Disclosure of delinquent Section 16 filers pursuant to Item 405 of Regulation S-K will be contained in the 2018 Proxy Statement.

Item 11. Executive Compensation.

See the information under the captions Director Compensation in Fiscal Year 2017 and Executive Compensation in the 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

See the information under the captions Voting Securities and Ownership by Management of Equity Securities in the 2018 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of September 30, 2017, were as follows:

Plan Category	(column a) Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	(column b) Weighted average exercise price of outstanding options, warrants and rights	(column c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	—	$—	4,818,591
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	4,818,591
____________________

[1]
In addition to stock options, shares of common stock, restricted shares of common stock, restricted share units and performance share units, all of which do not have an exercise price, have been awarded under the Company’s equity compensation plans and were outstanding at September 30, 2017. The number of weighted average shares in column (a) and the weighted average exercise price reported in column (b) does not take these awards into account.

All of the equity compensation plans under which grants are outstanding as shown above were approved by Meritor shareholders.

The following number of shares remained available for issuance under our equity compensation plans at September 30, 2017. Grants may be in the form of any of the listed type of awards.

Plan	Number of shares	Type of award
2010 Long-Term Incentive Plan*	4,818,591	Stock options, stock appreciation rights, stock awards and other stock-based awards
____________________

*
The 2010 Long-Term Incentive Plan was approved by the Company’s shareholders on January 28, 2010. At that time, the 2007 Long-Term Incentive Plan and the 2004 Directors Stock Plan were terminated. No further awards will be made under those plans, and no stock awards will be made under the Incentive Compensation Plan. On January 20, 2011, January 23, 2014 and January 26, 2017, the Company’s shareholders approved amendments to the 2010 Long-Term Incentive Plan to increase the maximum number of shares that may be granted under the plan. Earlier equity compensation plans were terminated on January 26, 2007, in connection with the approval of the 2007 Long-Term Incentive Plan by the Company’s shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions Board of Directors and Committees and Certain Relationships and Related Transactions in the 2018 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

See the information under the caption Independent Accountants’ Fees in the 2018 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements (all financial statements listed below are those of the company and its consolidated subsidiaries):

Consolidated Statement of Operations, years ended September 30, 2017, 2016 and 2015.

Consolidated Statement of Comprehensive Income, years ended September 30, 2017, 2016 and 2015.

Consolidated Balance Sheet, September 30, 2017 and 2016.

Consolidated Statement of Cash Flows, years ended September 30, 2017, 2016 and 2015.

Consolidated Statement of Shareholders' Equity (Deficit), years ended September 30, 2017, 2016 and 2015.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedule for the years ended September 30, 2017, 2016 and 2015.

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

4-a-1
First Supplemental Indenture, dated as of July 7, 2000, to the Indenture, dated as of April 1, 1998, between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee, filed as Exhibit 4-b-1 to Meritor's Annual Report on Form 10-K (File No. 001-15983) for the fiscal year ended September 30, 2000, is incorporated herein by reference.

4-a-2
Third Supplemental Indenture, dated as of June 23, 2006, to the Indenture, dated as of April 1, 1998, between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee (including Subsidiary Guaranty dated as of June 23, 2006), filed as Exhibit 4.2 to Meritor’s Current Report on Form 8-K (File No. 001-15983) filed on June 27, 2006, is incorporated herein by reference.

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

4-b
Indenture, dated as of February 8, 2007, between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee (including the note and form of subsidiary guaranty), filed as Exhibit 4-a to Meritor's Quarterly Report on Form 10-Q (File No. 001-15983) for the fiscal quarter ended April 1, 2007, is incorporated herein by reference.

4-c
Indenture, dated as of December 4, 2012, between Meritor and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of the note and form of subsidiary guaranty), filed as Exhibit 4.1 to Meritor’s Current Report on Form 8-K (File No. 001-15983) filed on December 4, 2012, is incorporated herein by reference.

4-d
Indenture, dated as of September 22, 2017, between Meritor and U.S. Bank National Association, as trustee (including form of the note and form of subsidiary guaranty), filed as Exhibit 4-a to Meritor’s Current Report on Form 8-K filed on September 25, 2017, is incorporated herein by reference.

10-a-1
Third Amendment and Restatement Agreement relating to Third Amended and Restated Credit Agreement, dated as of March 31, 2017, among Meritor, ArvinMeritor Finance Ireland (“AFI”), the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10-a to Meritor’s Current Report on Form 8-K filed on April 4, 2017, is incorporated herein by reference.

10-a-2
Third Amended and Restated Pledge and Security Agreement, dated as of March 31, 2017, by and among Meritor, the subsidiaries named therein and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10-b to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2017, is incorporated herein by reference.

10-a-3**
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of August 30, 2017, among Meritor, AFI, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

*10-b	2004 Directors Stock Plan, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q (File No. 001-15983) for the fiscal quarter ended March 28, 2004, is incorporated herein by reference.

*10-b-1
Form of Restricted Share Unit Agreement under the 2004 Directors Stock Plan, filed as Exhibit 10-c-3 to Meritor’s Annual Report on Form 10-K (File No. 001-15983) for the fiscal year ended October 3, 2004, is incorporated herein by reference.

*10-b-2
Form of Restricted Stock Agreement under the 2004 Directors Stock Plan, filed as Exhibit 10-c-4 to Meritor’s Annual Report on Form 10-K (File No. 001-15983) for the fiscal year ended October 2, 2005, is incorporated herein by reference.

*10-c**	2010 Long-Term Incentive Plan, as amended and restated as of January 26, 2017.

*10-c-1
Form of Restricted Stock Unit Agreement for Employees under 2010 Long-Term Incentive Plan, filed as Exhibit 10.2 to Meritor’s Quarterly Report on Form 10-Q (File No. 001-15983) for the fiscal quarter ended January 3, 2010, is incorporated herein by reference.

*10-c-2
Form of Restricted Stock Unit Agreement for Directors under 2010 Long-Term Incentive Plan, filed as Exhibit 10.3 to Meritor’s Quarterly Report on Form 10-Q (File No. 001-15983) for the fiscal quarter ended January 3, 2010, is incorporated herein by reference.

*10-c-3
Form of Restricted Stock Agreement for Directors under 2010 Long-term Incentive Plan, filed as Exhibit 10.4 to Meritor’s Quarterly Report on Form 10-Q (File No. 001-15983) for the fiscal quarter ended January 3, 2010, is incorporated herein by reference.

*10-c-4
Form of Performance Share Agreement under 2010 Long-Term Incentive Plan, as amended, filed as Exhibit 10-b-3 to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 29, 2013 (the “2013 Form 10-K”), is incorporated herein by reference.

*10-c-5
Form of Restricted Stock Unit Agreement for Employees for grants on or after December 1, 2013 under 2010 Long-Term Incentive Plan, as amended, filed as Exhibit 10-e-9 to the 2013 Form 10-K, is incorporated herein by reference.

*10-c-6
Form of Restricted Stock Unit Agreement for Directors for grants on or after January 23, 2014 under 2010 Long-Term Incentive Plan, as amended, filed as Exhibit 10-e-10 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2014, is incorporated herein by reference.

*10-c-7
Form of Restricted Stock Agreement for Directors for grants on or after on or after January 23, 2014 under 2010 Long-Term Incentive Plan, as amended, filed as Exhibit 10-e-11 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2014, is incorporated herein by reference.

*10-c-8
Form of Performance Share Unit Agreement for Employees for grants on or after December 1, 2015 under 2010 Long Term Incentive Plan, as amended, filed as Exhibit 10-f-9 to Meritor's Annual Report on Form 10-K for the fiscal year ended September 27, 2015, is incorporated herein by reference.

*10-c-9
Form of Restricted Share Unit Agreement for Employees for grants on or after December 1, 2015 under 2010 Long Term Incentive Plan, as amended, filed as Exhibit 10-f-10 to Meritor's Annual Report on Form 10-K for the fiscal year ended September 27, 2015, is incorporated herein by reference.

*10-d
Incentive Compensation Plan, as amended and restated, effective January 22, 2015, filed as Appendix A to Meritor's Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders of Meritor, is incorporated herein by reference.

*10-e	Deferred Compensation Plan, filed as Exhibit 10-e-1 to Meritor’s Annual Report on Form 10-K (File No. 001-15983) for the fiscal year ended September 30, 1998, is incorporated herein by reference.

*10-f
Form of Deferred Share Agreement, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q (File No. 001-15983) for the fiscal quarter ended January 2, 2005, is incorporated herein by reference.

*10-g
Non-Employee Director Retainer Deferral Policy, effective November 3, 2016, filed as Exhibit 10-j to Meritor's Annual Report on Form 10-K for the fiscal year ended October 2, 2016, is incorporated herein by reference.

*10-g-1
Form of Restricted Share Unit Agreement for Director Deferral Elections pursuant to the Non-Employee Director Retainer Deferral Policy under the 2010 Long-Term Incentive Plan, as amended, filed as Exhibit 10-j-1 to Meritor's Annual Report on Form 10-K for the fiscal year ended October 2, 2016, is incorporated herein by reference.

*10-g-2
Form of Restricted Stock Agreement for Director Deferral Elections pursuant to the Non-Employee Director Retainer Deferral Policy under the 2010 Long-Term Incentive Plan, as amended, filed as Exhibit 10-j-2 to Meritor's Annual Report on Form 10-K for the fiscal year ended October 2, 2016, is incorporated herein by reference.

10-h
Receivables Purchase Agreement dated as of February 19, 2016, by and among Meritor Heavy Vehicle Braking Systems (USA), LLC and Meritor Heavy Vehicle Systems, LLC, as sellers, and Nordea Bank AB, as purchaser, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2016, is incorporated herein by reference.

10-i
Receivables Purchase Agreement dated as of March 22, 2017, by and among Meritor HVS AB, as seller, and Viking Asset Purchaser No 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-c to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2017, is incorporated herein by reference.

10-j
Receivable Purchase Agreement dated February 2, 2012 between Meritor Heavy Vehicle Braking Systems (UK) Limited, as seller, and Viking Asset Purchaser No. 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-b to Meritor’s Quarterly Report on Form 10-Q (File No. 001-15983) for the fiscal quarter ended April 1, 2012, is incorporated herein by reference.

10-j-1
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

10-k
Receivables Purchase Agreement dated June 18, 2012 between Meritor Heavy Vehicle Systems Cameri S.P.A., as seller, and Nordea Bank AB (pbl), as purchaser, filed as Exhibit 10-d to the Quarterly Report on Form 10-Q (File No. 001-15983) for the fiscal quarter ended July 1, 2012, is incorporated herein by reference.

10-k-1
Extension Letter dated June 8, 2017, from Meritor Heavy Vehicle Systems Cameri S.P.A. to Nordea Bank AB (pbl), filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2017, is incorporated herein by reference.

10-l
Receivables Purchase Agreement dated June 18, 2012 among ArvinMeritor Receivables Corporation, as seller, Meritor, Inc., as initial servicer, the various Conduit Purchasers, Related Committed Purchasers, LC Participants and Purchaser Agents from time to time party thereto, and PNC Bank, National Association, as issuers of Letters of Credit and as Administrator, filed as Exhibit 10-b to the Quarterly Report on Form 10-Q (File No. 001-15983) for the fiscal quarter ended July 1, 2012, is incorporated herein by reference.

10-l-1
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

10-l-2
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

10-l-3
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

10-l-4
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

10-l-5
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

10-l-6
Sixth Amendment to the Receivables Purchase Agreement dated as of December 5, 2016, by and among ArvinMeritor Receivables Corporation, as Seller, Meritor, Inc., as Initial Servicer, and PNC Bank, National Association, as a Related Committed Purchaser, as an LC Participant, as a Purchaser Agent, as LC Bank and as Administrator, filed as Exhibit 10-c to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2017, is incorporated herein by reference.

10-l-7
Seventh Amendment to the Receivables Purchase Agreement dated as of June 22, 2017, by and among ArvinMeritor Receivables Corporation, as Seller, Meritor, Inc., as Initial Servicer, and PNC Bank, National Association, as a Related Committed Purchaser, as an LC Participant, as a Purchaser Agent, as LC Bank and as Administrator, filed as Exhibit 10-b to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2017, is incorporated herein by reference.

10-m
Fourth Amended and Restated Purchase and Sale Agreement dated June 18, 2012 among Meritor Heavy Vehicle Braking Systems (U.S.A.), LLC, and Meritor Heavy Vehicle Systems, LLC, as originators, Meritor, Inc., as initial servicer, and ArvinMeritor Receivables Corporation, as buyer, filed as Exhibit 10-a to the Quarterly Report on Form 10-Q (File No. 001-15983) for the fiscal quarter ended July 1, 2012, is incorporated herein by reference.

10-m-1
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

10-n
Purchase and Sale Agreement dated as of August 3, 2010 among Meritor France (as Seller), Meritor, Inc. (as Seller Guarantor) and 81 Acquisition LLC (as Buyer), filed as Exhibit 10 to Meritor’s Current Report on Form 8-K (File No. 001-15983) filed on August 5, 2010, is incorporated herein by reference.

10-n-1
First Amendment dated as of December 6, 2010 to Purchase and Sale Agreement dated as of August 3, 2010 among Meritor France (as Seller), Meritor, Inc. (as Seller Guarantor) and 81 Acquisition LLC (as Buyer), filed as Exhibit 10 to Meritor’s Current Report on Form 8-K (File No. 001-15983) filed December 8, 2010, is incorporated herein by reference.

10-n-2
Second Amendment dated as of January 3, 2011 to Purchase and Sale Agreement dated as of August 3, 2010 among Meritor France (as Seller), Meritor, Inc. (as Seller Guarantor) and Inteva Products Holding Coöperatieve U.A., as assignee of 81 Acquisition LLC (as Buyer), as amended, filed as Exhibit 10 to Meritor’s Current Report on Form 8-K (File No. 001-15983) filed on January 3, 2011, is incorporated herein by reference.

10-o
Purchase and Sale Agreement dated August 4, 2009 among Meritor, Iochpe-Maxion, S.A. and the other parties listed therein, filed as Exhibit 10 to Meritor’s Quarterly Report on Form 10-Q (File No. 001-15983) for the fiscal quarter ended June 28, 2009, is incorporated herein by reference.

10-p
Purchase and Option Agreement dated September 15, 2017 among Meritor, WABCO Holdings Inc. and the other parties listed therein, filed as filed as Exhibit 10-a to Meritor’s Current Report on Form 8-K filed on September 18, 2017, is incorporated herein by reference.

*10-q
Employment Agreement between Meritor, Inc. and Kevin Nowlan dated May 1, 2013, filed as Exhibit 10-f to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, is incorporated herein by reference.

*10-r
Amended and Restated Employment Letter between Meritor, Inc. and Jeffrey A. Craig dated April 29, 2015, filed as Exhibit 10-a-2 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2015, is incorporated herein by reference.

*10-s	Form of Performance Share Agreement for grant from Meritor, Inc. to Jeffrey Craig on December 1, 2013, filed as Exhibit 10-zz to the 2013 Form 10-K, is incorporated herein by reference.

*10-t
Compensation Letter dated as of April 29, 2015 between Meritor, Inc. and Jeffrey A. Craig, filed as Exhibit 10-a-1 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2015, is incorporated herein by reference.

*10-u	Form of Employment Agreement, filed as Exhibit 10-b to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 3, 2016, is incorporated herein by reference.

*10-v
Schedule identifying agreements substantially identical to the Form of Employment Agreement constituting Exhibit 10-u hereto, filed as Exhibit 10-bb to Meritor's Annual Report on Form 10-K for the fiscal year ended October 2, 2016, is incorporated herein by reference.

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
April Miller Boise
Senior Vice President, General Counsel and Corporate Secretary

Date: November 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 16th day of November, 2017 by the following persons on behalf of the registrant and in the capacities indicated.

William R. Newlin *	Chairman of the Board of Directors

Ivor J. Evans, Jan A. Bertsch,
Rhonda L. Brooks, Lloyd G. Trotter,	Directors
William J. Lyons, Thomas L. Pajonas*

Jay A. Craig*	Chief Executive Officer and President (Principal Executive Officer) and Director

Kevin A. Nowlan*	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Paul D. Bialy*	Vice President, Controller and Principal Accounting Officer

* By:	/s/ April Miller Boise
April Miller Boise
Attorney-in-fact **

** By authority of powers of attorney filed herewith.