Form 10-K/A
period 2017-09-30
MERITOR INC
filed 2017-12-15
CIK 1113256

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2017 (the last business day of the most recently completed second fiscal quarter) was approximately $1,487,830,039

89,183,060 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on December 13, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on January 24, 2018 is incorporated by reference into Part III.

EXPLANATORY NOTE - AMENDMENT

Meritor, Inc. (“Meritor”) is filing this Amendment No.1 on Form 10-K/A (this "Form 10-K/A") to include in its Annual Report on Form 10-K for the fiscal year ended October 1, 2017 (the “Annual Report”), pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, consolidated financial statements and related notes of Meritor WABCO Vehicle Control Systems ("MWVCS"). On October 1, 2017, Meritor completed the sale of its interest in MWVCS to a subsidiary of its joint venture partner, WABCO Holdings Inc. The total purchase price for the sale was $250 million, and Meritor also received a final partnership distribution of $8 million immediately prior to closing.
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
Meritor has included in this Form 10-K/A the unaudited consolidated financial statements of MWVCS for fiscal year 2017 and audited consolidated financial statements for fiscal years 2016 and 2015. MWVCS, which is not an accelerated filer, met the significance test for the 2015 fiscal year and Meritor is required to file audited consolidated financial statements of MWVCS as of and for the fiscal year ended September 27, 2015. MWVCS did not meet the significance test for fiscal years 2017 and 2016; therefore, MWVCS consolidated statements are required to be included for that period but are not required to be audited. However, MWVCS was audited for the 2016 fiscal year and as those audited consolidated statements are available, they are included in this Form 10-K/A as audited.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements, Financial Statement Schedules and Exhibits.
(1) Financial Statements.

Meritor
The following financial statements and related notes were filed as part of the Annual Report filed with the SEC on November 16, 2017 (all financial statements listed below are those of the Company and its consolidated subsidiaries):
Consolidated Statement of Operations, years ended September 30, 2017, 2016 and 2015.
Consolidated Statement of Comprehensive Income, years ended September 30, 2017, 2016 and 2015.
Consolidated Balance Sheet, September 30, 2017 and 2016.
Consolidated Statement of Cash Flows, years ended September 30, 2017, 2016 and 2015.
Consolidated Statement of Equity (Deficit), years ended September 30, 2017, 2016 and 2015.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.

Meritor WABCO Vehicle Control Systems
The following consolidated financial statements and related notes of Meritor WABCO Vehicle Control Systems are included in this Amendment No. 1 on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:
Consolidated Balance Sheets, September 30, 2017 (Unaudited) and 2016.
Consolidated Statements of Net Income and Comprehensive Income, years ended September 30, 2017 (Unaudited), 2016 and 2015.
Consolidated Statements of Cash Flows, years ended September 30, 2017 (Unaudited), 2016 and 2015.
Independent Auditors’ Report.

Meritor WABCO Vehicle Control Systems

Consolidated Financial Statements
as of
September 30, 2017 (Unaudited) and 2016, and for the Years Ended September 30, 2017 (Unaudited), 2016, and 2015, and Independent Auditors' Report

INDEPENDENT AUDITORS’ REPORT
To Meritor WABCO Vehicle Control Systems:
We have audited the accompanying consolidated financial statements of Meritor WABCO Vehicle Control Systems (the "Company"), which comprise the consolidated balance sheet as of September 30, 2016, and the related consolidated statements of net income and comprehensive income and cash flows for each of the two years in the period ended September 30, 2016, and the related notes to the consolidated financial statements.
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

Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2016, in accordance with accounting principles generally accepted in the United States of America.

Other Matter
The accompanying consolidated balance sheet of the Company as of September 30, 2017, and the related consolidated statements of net income and comprehensive income and cash flows for the year then ended were not audited, reviewed, or compiled by us and, accordingly, we do not express an opinion or any other form of assurance on them.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Detroit, Michigan
December 15, 2016

MERITOR WABCO VEHICLE CONTROL SYSTEMS
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2017 (UNAUDITED) AND 2016

	2017	2016

ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$16,442,508	$4,279,670

Accounts receivable:
Trade -- net of allowance for doubtful accounts of $83,083 and $86,982 as of September 30, 2017 (Unaudited) and 2016, respectively	28,925,120	22,465,347
Related parties:
Meritor Brake Systems, Inc.	9,659,051	8,706,730
WABCO Automotive Control Systems, Inc.	61,362	134,949
Inventories	36,590,211	34,782,628
Prepaid and other current assets	277,214	263,339
Total current assets	91,955,466	70,632,663

PROPERTY AND EQUIPMENT:
Machinery and equipment	6,052,855	5,953,272
Autos and trailers	1,858,425	2,082,154
Furniture and fixtures	5,956,253	5,858,109
Facility improvements	1,450,922	1,422,193
Construction in progress	124,199	361,776
Total property and equipment	15,442,654	15,677,504
Less: accumulated depreciation	(13,313,930)	(13,549,853)
Property and equipment, net	2,128,724	2,127,651

OTHER LONG TERM ASSETS
Warranty recoveries:
Vendor responsibility	25,323	29,894
WABCO Automotive Control Systems, Inc.	1,537,275	1,507,442
Total warranty recoveries	1,562,598	1,537,336
Capitalized costs, net	181,446	192,380

TOTAL	$95,828,234	$74,490,030

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:

Accounts payable:
Trade	$3,465,569	$2,275,918
Related parties:
Meritor Brake Systems, Inc.	11,735,474	7,526,294
WABCO Automotive Control Systems, Inc.	47,182,541	24,224,174
Accrued liabilities:
Warranty and policy	4,430,692	5,462,074
Compensation	2,474,117	1,636,163
Customer incentives	867,118	593,298
Other	1,527,848	748,366
Total current liabilities	71,683,359	42,466,287

CONTINGENCIES AND COMMITMENTS (Note 7)

OTHER LIABILITIES - Warranty and policy	3,077,874	3,569,693

PARTNERS' CAPITAL:
Meritor Brake Systems, Inc.	6,546,989	14,296,690
WABCO Automotive Control Systems, Inc.	14,546,989	14,296,690
Accumulated other comprehensive income (loss)	(26,977)	(139,330)
Total partners' capital	21,067,001	28,454,050

TOTAL	$95,828,234	$74,490,030

See notes to consolidated financial statements.

MERITOR WABCO VEHICLE CONTROL SYSTEMS
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2017 (UNAUDITED), 2016, AND 2015

	2017	2016	2015
	(Unaudited)
NET SALES	$320,515,280	$312,210,984	$361,629,354
COST OF GOODS SOLD	237,279,038	234,446,060	278,275,729
GROSS PROFIT	83,236,242	77,764,924	83,353,625

OPERATING EXPENSES:
Services purchased from related parties:
Salary and benefits	12,304,223	12,970,674	12,036,040
Selling and promotion	2,695,854	2,693,493	2,881,268
Research and development	4,311,887	1,271,747	2,051,790
Rent	406,237	410,663	410,382
Other	629,633	577,962	553,579
Total services purchased from related parties	20,347,834	17,924,539	17,933,059

Selling and promotion	1,062,641	1,129,029	1,159,939
Travel	872,956	995,720	908,195
Other purchased services	3,901,210	3,378,978	3,301,615
Depreciation and amortization	184,684	226,332	233,902
Other operating expenses	1,938,434	2,024,591	2,239,794
Total operating expenses	28,307,759	25,679,189	25,776,504
INCOME FROM OPERATIONS	54,928,483	52,085,735	57,577,121

OTHER INCOME	1,572,115	333,733	532,275

NET INCOME	$56,500,598	$52,419,468	$58,109,396

OTHER COMPREHENSIVE INCOME (LOSS)- Foreign currency translation adjustment	$112,353	$(139,330)	$—
TOTAL COMPREHENSIVE INCOME	$56,612,951	$52,280,138	$58,109,396

See notes to consolidated financial statements.

MERITOR WABCO VEHICLE CONTROL SYSTEMS
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2017 (UNAUDITED), 2016, AND 2015

	2017	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,500,598	$52,419,468	$58,109,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	803,351	1,000,977	937,907
Changes in assets and liabilities (used in) provided by cash:
Trade and related-party accounts receivable	(7,338,507)	8,443,513	(7,543,336)
Inventories	(1,807,583)	13,011,903	(7,976,370)
Prepaid and other current assets and warranty recoveries	(28,203)	1,718,522	1,371,187
Trade and related-party accounts payable	27,865,379	(7,516,624)	5,481,152
Accrued liabilities	859,874	(3,330,944)	(2,782,467)
Net cash provided by operating activities	76,854,909	65,746,815	47,597,469

CASH FLOWS USED IN INVESTING ACTIVITIES - Acquisition of property and equipment	(804,424)	(742,443)	(1,165,702)
Net cash used in investing activities	(804,424)	(742,443)	(1,165,702)

CASH FLOWS USED IN FINANCING ACTIVITIES - Partners' distributions:
Meritor Brake Systems, Inc.	(36,000,000)	(32,500,000)	(23,500,000)
WABCO Automotive Control Systems, Inc.	(28,000,000)	(32,500,000)	(23,500,000)
Net cash used in financing activities	(64,000,000)	(65,000,000)	(47,000,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	112,353	(139,330)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,162,838	(134,958)	(568,233)
CASH AND CASH EQUIVALENTS - Beginning of the year	4,279,670	4,414,628	4,982,861
CASH AND CASH EQUIVALENTS - End of the year	$16,442,508	$4,279,670	$4,414,628

See notes to consolidated financial statements.

MERITOR WABCO VEHICLE CONTROLS SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2017 (UNAUDITED) AND 2016, AND FOR THE YEARS ENDED SEPTEMBER 30, 2017 (UNAUDITED), 2016, AND 2015
______________________________________________________________________________________________________

1. FORMATION AND OWNERSHIP STRUCTURE

Description of the Business - Meritor WABCO Vehicle Control Systems (the “Company”) (formerly Rockwell WABCO Vehicle Control Systems) was formed on December 7, 1989, as a joint venture between WABCO Automotive Control Systems, Inc. ("WABCO"), a subsidiary of American Standard Inc., and Rockwell Brake Systems, Inc. (“Rockwell”), a subsidiary of Rockwell International (together, the “Partners”), and began operations on February 1, 1990. In 1997, Meritor Automotive, Inc. was spun out of Rockwell. As a part of this transaction, Rockwell’s partnership interest in the Company was transferred to Meritor Brake Systems, Inc. On July 31, 2007, WABCO spun from American Standard, Inc. As a part of this transaction, American Standard’s partnership interest in the Company was transferred to WABCO. The Company’s principal business is the sale of antilock braking and conventional air systems and other vehicle control systems for use primarily on medium and heavy‑duty trucks, buses, and trailers. All items of income or expense are allocated to the Partners in proportion to their respective cumulative capital contributions. On September 18, 2017, WABCO and Meritor Inc. (collectively with its wholly-owned subsidiaries, "Meritor") announced that they signed an agreement for WABCO to purchase Meritor’s stake in the Company for $250 million. This transaction closed on October 1, 2017, at which point the Company became a wholly-owned subsidiary of WABCO. As part of this agreement, WABCO also appointed Meritor as the exclusive distributor for the Company's products in the U.S. and Canada, and the non-exclusive distributor in Mexico for a period of ten years. Each of the parties retain future options of the parties to terminate, at certain points during the first three and a half years, these distribution arrangements at an exercise price of between $225 million and $265 million based on the earnings of the business. On September 28, 2017, as contemplated by the purchase agreement, the Company made a pre-closing distribution to Meritor for $8 million. Prior to September 28, 2017, capital contributions and returns were made in equal proportions to maintain each Partner’s interest in the Company at 50%.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories - Inventories are stated at the lower of cost or market, using standard costing, which approximates actual cost on a first-in, first-out basis. Inventory at September 30, 2017 and 2016 consists principally of components held for resale and includes approximately $15,415,080 (Unaudited) and $13,214,617, respectively, of inventory inbound to the Company, for which risk of loss has transferred to the Company.
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
Capitalized Costs -  The Company capitalized approximately $192,380 of development cost for the year ended September 30, 2016. Capitalized costs will be amortized as the parts are sold. This is a result of a five year long term agreement for the development costs to be paid back in the piece price. Amortization of these costs will be reflected as a reduction of Revenue in the Company’s Consolidated Statement of net income in fiscal year’s ending 2017-2021. For the year ended September 30, 2017, the Company has recorded approximately $10,934 (Unaudited) related to amortization expense.
Warranty - A majority of warranty claims are the responsibility of the product supplier, WABCO, and other product suppliers. The Company processes claims on behalf of the product suppliers. However, under a contractual arrangement with WABCO, the reimbursement to the Company of such warranty claims is based on a combination of a flat rate (0.85%) of current year purchases from the product supplier and campaign recoveries from the product supplier. Campaign recoveries are based on the expected claims to be received. As a result of these agreements, the Company incurs warranty expense when the recoveries do not cover the amount of warranty claims processed or expected. Warranty accruals are recorded based on historical claims paid during the warranty period, as a percentage of sales in the year the sale is made. Product warranties range from two to four years, depending on the type of product and the year the product was sold. The Company evaluates the adequacy of product warranty reserves over the term of the warranty and adjusts the warranty reserve based on actual claims experience.
The amounts deemed recoverable from all product suppliers are $3,530,489 (Unaudited) and $3,657,634 as of September 30, 2017 and 2016, respectively. The current portion of the expected recoveries, $1,967,890 (Unaudited) and $2,120,298 is reflected as an offset to accounts payable as of September 30, 2017 and 2016, respectively, while the noncurrent portion of the expected recoveries, $1,562,598 (Unaudited) and $1,537,336 is a receivable as of September 30, 2017 and 2016, respectively.
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
Foreign Currency Transactions - The functional currency of the Company’s Mexican operations is the Mexican Peso. Accounts of the Mexican operations are translated into US dollars using year-end exchange rates for assets and liabilities and average monthly exchange rates for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive loss, a separate component of partner’s capital. Gains and losses resulting from foreign currency transactions, not only with the Company’s Mexican operations, but also in transactions with related parties as discussed in footnote 3, are included in determining net income.
Accounting standards to be implemented
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09. The purpose of this guidance is to streamline and consolidate existing revenue recognition principles in GAAP and to converge revenue recognition principles with International Financial Reporting Standards (IFRS). The core principle of the amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The amendments include a five step process for consideration of the main principle, guidance on the accounting treatment for costs associated with a contract, and disclosure requirements related to the revenue process. As originally issued, the amendments in ASU 2014-09 were to be effective beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the guidance until January 1, 2018, and permitted early adoption as of the original effective date in ASU 2014-09. The FASB has issued several additional ASUs to provide clarifying guidance and implementation support for ASU 2014-09. The Company has considered these additional ASUs when assessing the overall impact of ASU 2014-09. The amendments to the revenue recognition principles can be applied on adoption either through a full retrospective application or on a modified basis with a cumulative effect adjustment on the date of initial adoption with certain practical expedients. The Company plans to adopt this standard in the first quarter of the calendar year beginning January 1, 2018 using the full retrospective approach and is currently evaluating the potential impact of this new guidance on its consolidated financial statements. The Company does not expect a material impact on its consolidated financial statements from adoption of this guidance.
In May 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The ASU clarifies the assessment of the likelihood that revenue will be collected from a contract, the guidance for presenting sales taxes and similar taxes, and the timing for measuring customer payments that are not in cash. The ASU also establishes a practical expedient for contract modifications at the transition. The amendments in this update affect the guidance in ASU 2014-09, which is not effective yet. The effective date and the transition requirements for the amendments in ASU 2016-12 are the same as the effective date and transition requirements in ASU 2014-09 as described above. Therefore, the Company plans to implement this standard in the first quarter of the fiscal year beginning January 1, 2018 in connection with its planned implementation of ASU 2014-09 and is currently evaluating the potential impact of this new guidance on its financial statements. The Company does not expect a material impact on its consolidated financial statements from adoption of this guidance.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update). The ASU was issued to remove from the Codification certain SEC staff guidance that the SEC staff stated would be rescinded: Revenue and Expense Recognition for Freight Services in Process; Accounting for Shipping and Handling Fees and Costs; and Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products). The amendments in this update affect the guidance in ASU 2014-09, which is not effective yet. The effective date and the transition requirements for the amendments in ASU 2016-11 are the same as the effective date and transition requirements in ASU 2014-09 as described above. Therefore, the Company plans to implement this standard in the first quarter of the calendar year beginning January 1, 2018 in connection with its planned implementation of ASU 2014-09 and the Company does not expect a material impact on its consolidated financial statements from adoption of this guidance.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update will require lessees to recognize a right of- use asset and lease liability for substantially all leases. The standard is required to be adopted by business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company plans to implement this standard in the first quarter of the calendar year beginning January 1, 2019 and is currently assessing the potential impact of this new guidance on its financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The ASU was issued to reduce differences in practice with respect to how specific transactions are classified in the statement of cash flows. The update provides guidance on the following eight types of transactions: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements and does not expect a material impact on its consolidated financial statements from adoption of this guidance.
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
Accounting standards implemented during fiscal year 2017
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which provides guidance about management's responsibility in evaluating whether there is substantial doubt relating to an entity’s ability to continue as a going concern and to provide related footnote disclosures as applicable. ASU 2014-15 is effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The Company adopted this guidance in fiscal year 2017 and the adoption did not have a material impact on its consolidated financial statements.

3. RELATED-PARTY TRANSACTIONS

The Company has no employees, but purchases employee and other services from the Partners. Total expenses for services from related parties during the years ended September 30, 2017, 2016, and 2015, recorded in cost of goods sold and other operating expenses were as follows:

	2017	2016	2015
	(Unaudited)
Meritor	$24,141,784	$26,609,698	$27,302,046
WABCO	3,227,965	3,128,817	3,213,277

Total	$27,369,749	$29,738,515	$30,515,323

Additionally, during the years ended September 30, 2017, 2016, and 2015, the Company recorded transactions of approximately $196,137,299 (Unaudited), $182,179,250, and $232,088,071, respectively, which primarily relate to purchases of productive inventory from WABCO. Also, the Company recorded sales of approximately $103,375,038 (Unaudited), $90,260,794, and $89,356,713, respectively, primarily to Meritor.
The Company purchases a significant portion of productive inventory from related parties in Europe. All purchases are denominated in U.S. dollars. The Company has an agreement with certain of these related parties, whereby if the difference between the currency exchange rate at the time of purchase and an agreed‑upon currency exchange rate exceeds 3%, the purchase price is adjusted so that the currency exchange effect exceeding 3% is shared equally by both parties. The Company and the related parties generally settle all transactions on a monthly basis. The Company records the purchase price adjustments in cost of goods sold which were approximately $729,896 (Unaudited) in 2017, $566,353 in 2016 and $3,306,019 in 2015, mostly due to the fluctuation of the Euro.
4. SALES AND ACCOUNTS RECEIVABLE TO MAJOR CUSTOMERS

The Company had significant sales to three unrelated major customers in 2017 (Unaudited), 2016, and 2015. Sales made to these customers as a percentage of total sales made by the Company during 2017 (Unaudited), 2016, and 2015, are disclosed in the table below. In addition, accounts receivable from these customers as of September 30, 2017 (Unaudited) and 2016 (dollars in millions), are disclosed in the table below.

	2017 (Unaudited)			2016			2015
Customer	Percentage of Total Sales	Net Sales	Accounts Receivable	Percentage of Total Sales	Net Sales	Accounts Receivable	Percentage of Total Sales	Net Sales

1	32%	$103	$7	32%	$101	$4	35%	$126
2	5	15	1	6	19	2	6	23
3	4	13	4	5	15	4	6	23

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
The changes in the total carrying amount of the Company’s warranty and policy liability for the years ended September 30, 2017 (Unaudited), 2016, and 2015 are shown below.

	2017	2016	2015
	(Unaudited)
Balance - beginning	$9,031,767	$12,575,597	$13,830,668
Accrual for product warranty (a)	3,720,916	3,305,451	7,629,081
Claims Payments	(5,244,117)	(6,849,281)	(8,884,152)
Balance - ending	$7,508,566	$9,031,767	$12,575,597

(a) Accrual is net net of warranty recoveries received. Warranty recoveries received in 2017, 2016 and 2015 were approximately $2.1 million (Unaudited), $3.4 million, and $5.7 million, respectively.
6. PARTNERS’ CAPITAL

The summary of Partners’ capital accounts for the years ended September 30, 2017 (Unaudited), 2016, and 2015, is as follows:

	Meritor	WABCO	Accumulated other comprehensive income (loss)	Total

Balance - October 1, 2014	$15,032,258	$15,032,258	$—	$30,064,516

Net income for the year	29,054,698	29,054,698	—	58,109,396
Distributions	(23,500,000)	(23,500,000)	—	(47,000,000)
Balance - September 30, 2015	20,586,956	20,586,956	—	41,173,912

Net income for the year	26,209,734	26,209,734	—	52,419,468
Distributions	(32,500,000)	(32,500,000)	—	(65,000,000)
Other comprehensive loss- foreign currency translation adjustment	—	—	(139,330)	(139,330)
Balance - September 30, 2016	14,296,690	14,296,690	(139,330)	28,454,050

Net income for the year (Unaudited)	28,250,299	28,250,299	—	56,500,598
Distributions (Unaudited) (a)	(36,000,000)	(28,000,000)	—	(64,000,000)
Other comprehensive income- foreign currency translation adjustment (Unaudited)	—	—	112,353	112,353
Balance - September 30, 2017 (Unaudited)	$6,546,989	$14,546,989	$(26,977)	$21,067,001

(a) Meritor includes $8 million of pre closing distribution funds
7. COMMITMENTS

The Company leases its principal operating facility, a warehouse located in Hebron, Kentucky. The lease commenced on October 1, 1999, with options to renew at the end of the lease term. The initial lease term was for a period of five years. In 2004, the Company extended its lease for an additional five years. In 2008, an agreement was reached with the lessor, and an addendum to the lease agreement was executed. Effective November 1, 2008, the Company reduced its leased premises by 16,910 square feet. Terms of this renegotiated lease are 60 months beginning November 1, 2009, and ending October 31, 2014. In 2014, an addendum to the lease agreement was executed on January 1, 2014. Terms of the re-negotiated lease are 50 months beginning November 1, 2014 and ending November 30, 2018. The lease agreement requires current monthly rentals plus the tenant’s share of property taxes and operating expenses. In addition, the Company leases office space in Troy, Michigan from one of the joint venture partners on a month-to-month basis. The Company leases equipment, research and development testing facilities, and vehicles with leases expiring in 2018, 2019, and 2020. Total rental expense under these agreements, plus various vehicle and equipment leases was approximately $1,516,925 (Unaudited), $1,361,301, and $1,267,711, for the years ended September 30, 2017, 2016, and 2015, respectively.
Future minimum lease payments for the years ending September 30 are as follows:

Years Ending September 30,
(Unaudited)
2018	$744,029
2019	261,747
2020	61,638
Total	$1,067,414

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
As of September 30, 2017 and 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis. These consist of investments in money market mutual funds recorded within cash and cash equivalents. These funds are valued at the daily closing price as reported by the fund. The mutual funds held by the Company are deemed to be actively traded.
Assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2017 (Unaudited), were as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Cash equivalents - money market mutual funds	$16,442,508	$—	$—

Assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2016, were as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Cash equivalents - money market mutual funds	$4,279,670	$—	$—

There were no financial assets or liabilities carried at fair value on a nonrecurring basis as of September 30, 2017 (Unaudited) and 2016.

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
The Company evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets. For the years ended September 30, 2017 (Unaudited), 2016, and 2015, there were no transfers between levels.
9. SUBSEQUENT EVENTS (Unaudited)

On September 18, 2017, WABCO and Meritor Inc. (collectively with its wholly-owned subsidiaries, "Meritor") announced that they signed an agreement for WABCO to purchase Meritor’s stake in the Company for $250 million. This transaction closed on October 1, 2017, at which point the Company became a wholly-owned subsidiary of WABCO. As part of this agreement, WABCO also appointed Meritor as the exclusive distributor for the Company's products in the U.S. and Canada, and the non-exclusive distributor in Mexico for a period of ten years. Each of the parties retain future options of the parties to terminate, at certain points during the first three and a half years, these distribution arrangements at an exercise price of between $225 million and $265 million based on the earnings of the business. On September 28, 2017, as contemplated by the purchase agreement, the Company made a pre-closing distribution to Meritor for $8 million. Prior to September 28, 2017, capital contributions and returns were made in equal proportions to maintain each Partner’s interest in the Company at 50%. No other events have occurred after September 30, 2017, but before December 15, 2017, the date the financial statements were available to be issued.

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

10-a-3
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of August 30, 2017, among Meritor, AFI, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as exhibit 10-a-3 to Meritor's Annual Report Form 10-K for the fiscal year ended October 1, 2017 (the "2017 Form 10-K"), is incorporated herein by reference.

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

*10-c	2010 Long-Term Incentive Plan, as amended and restated as of January 26, 2017, filed as exhibit 10-c to the 2017 Form 10-K, is incorporated herein by reference.

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

12	Computation of ratio of earnings to fixed charges, filed as Exhibit 12 to the 2017 Form 10-K, is incorporated herein by reference.

21	List of Subsidiaries of Meritor, Inc., filed as exhibit 21 to the 2017 Form 10-K, is incorporated herein by reference.

23-a	Consent of April Miller Boise, Esq., Senior Vice President, General Counsel and Corporate Secretary, filed as exhibit 23-a to the 2017 Form 10-K, is incorporated herein by reference.

23-b	Consent of Deloitte & Touche LLP, independent registered public accounting firm, filed as Exhibit 23-b to the 2017 Form 10-K, is incorporated herein by reference.

23-c	Consent of Bates White LLC., filed as exhibit 23-c to the 2017 Form 10-K, is incorporated herein by reference.

23-d**	Consent of Deloitte & Touche LLP, independent auditors, relating to the financial statements of Meritor WABCO Vehicle Control Systems.

24
Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of Meritor, filed as Exhibit 24 to the 2017 Form 10-K, is incorporated herein by reference.

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

Date: December 15, 2017

MERITOR, INC.

By:	/s/ Paul D. Bialy
Paul D. Bialy
Vice President, Controller and Principal Accounting Officer

Date: December 15, 2017

MERITOR, INC.

By:	/s/ Kevin A. Nowlan
Kevin A. Nowlan
Senior Vice President and Chief Financial Officer

Date: December 15, 2017