Form 10-Q
period 2017-12-31
MERITOR INC
filed 2018-02-01
CIK 1113256

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2017
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
89,184,543 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on January 30, 2018.

MERITOR, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended December 31,
	2017	2016
	(Unaudited)
Sales	$903	$699
Cost of sales	(763)	(610)
GROSS MARGIN	140	89
Selling, general and administrative	(67)	(53)
Restructuring costs	(2)	—
Other operating expense, net	(1)	(3)
OPERATING INCOME	70	33
Other expense, net	(1)	—
Equity in earnings of affiliates	5	10
Interest expense, net	(24)	(21)
INCOME BEFORE INCOME TAXES	50	22
Provision for income taxes	(83)	(6)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(33)	16
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	—
NET INCOME (LOSS)	(34)	16
Less: Net income attributable to noncontrolling interests	(2)	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$(36)	$15
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.
Net income (loss) from continuing operations	$(35)	$15
Loss from discontinued operations	(1)	—
Net income (loss)	$(36)	$15
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.40)	$0.17
Discontinued operations	(0.01)	—
Basic earnings (loss) per share	$(0.41)	$0.17
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.40)	$0.17
Discontinued operations	(0.01)	—
Diluted earnings (loss) per share	$(0.41)	$0.17

Basic average common shares outstanding	88.6	87.1
Diluted average common shares outstanding	88.6	88.5

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended December 31,
	2017	2016
	(Unaudited)
Net income (loss)	$(34)	$16
Other comprehensive income (loss):
Foreign currency translation adjustments:
Attributable to Meritor, Inc.	(8)	(28)
Attributable to noncontrolling interest	1	(2)
Pension and other postretirement benefit related adjustments	3	11
Unrealized gain on investments and foreign exchange contracts	—	1
Other comprehensive loss, net of tax	(4)	(18)
Total comprehensive loss	(38)	(2)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(3)	1
Comprehensive loss attributable to Meritor, Inc.	$(41)	$(1)

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2017	September 30, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (1)	$116	$88
Receivables, trade and other, net (1)	456	789
Inventories (1)	427	378
Other current assets	43	43
TOTAL CURRENT ASSETS	1,042	1,298
NET PROPERTY (1)	464	474
GOODWILL (1)	414	414
OTHER ASSETS (1)	525	596
TOTAL ASSETS	$2,445	$2,782
LIABILITIES, MEZZANINE EQUITY AND EQUITY
CURRENT LIABILITIES:
Short-term debt	$63	$288
Accounts and notes payable (1)	592	622
Other current liabilities	238	272
TOTAL CURRENT LIABILITIES	893	1,182
LONG-TERM DEBT	751	750
RETIREMENT BENEFITS	298	314
OTHER LIABILITIES	238	239
TOTAL LIABILITIES	2,180	2,485
COMMITMENTS AND CONTINGENCIES (See Note 21)
MEZZANINE EQUITY:
Convertible debt with cash settlement	2	2
EQUITY:
Common stock (December 31, 2017 and September 30, 2017, 102.0 and 101.4 shares issued and 89.2 and 88.6 shares outstanding, respectively)	102	101
Additional paid-in capital	770	765
Retained earnings	47	83
Treasury stock, at cost (at both December 31, 2017 and September 30, 2017, 12.8 shares)	(136)	(136)
Accumulated other comprehensive loss	(550)	(545)
Total equity attributable to Meritor, Inc.	233	268
Noncontrolling interests (1)	30	27
TOTAL EQUITY	263	295
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,445	$2,782
(1) As of December 31, 2017, Assets and liabilities held for sale were: (i) $3 million Cash and cash equivalents; (ii) $14 million Receivables, trade and other, net; (iii) $2 million Inventories; (iv) $3 million Net property; (v) $1 million Goodwill; (vi) $1 million Other assets; (vii) $15 million Accounts and notes payable; and (viii) $2 million Noncontrolling interests. As of September 30, 2017, Assets and liabilities held for sale were: (i) $1 million Cash and cash equivalents; (ii) $13 million Receivables, trade and other, net; (iii) $2 million Inventories; (iv) $3 million Net property; (v) $1 million Goodwill; (vi) $1 million Other assets; (vii) $12 million Accounts and notes payable; and (viii) $2 million Noncontrolling interests.
See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Three Months Ended December 31,
	2017	2016
	(Unaudited)
OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES (See Note 11)	$33	$(14)
INVESTING ACTIVITIES
Capital expenditures	(18)	(17)
Proceeds from prior year sale of equity method investment	250	—
Cash paid for investment in Transportation Power, Inc.	(3)	—
Net investing cash flows provided by discontinued operations	—	2
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	229	(15)
FINANCING ACTIVITIES
Borrowings and securitization	(51)	—
Redemption of notes	(181)	—
Other financing activities	(1)	(4)
CASH USED FOR FINANCING ACTIVITIES	(233)	(4)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1)	(2)
CHANGE IN CASH AND CASH EQUIVALENTS	28	(35)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88	160
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116	$125

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity (Deficit) Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning balance at September 30, 2017	$101	$765	$83	$(136)	$(545)	$268	$27	$295
Comprehensive income (loss)	—	—	(36)	—	(5)	(41)	3	(38)
Equity based compensation expense	—	5	—	—	—	5	—	5
Vesting of equity based awards	1	(1)	—	—	—	—	—	—
Other equity adjustments	—	1	—	—	—	1	—	1
Ending Balance at December 31, 2017	$102	$770	$47	$(136)	$(550)	$233	$30	$263

Beginning balance at September 30, 2016	$99	$876	$(241)	$(136)	$(809)	$(211)	$25	$(186)
Comprehensive income	—	—	15	—	(16)	(1)	(1)	(2)
Equity based compensation expense	—	3	—	—	—	3	—	3
Vesting of equity based awards	2	(2)	—	—	—	—	—	—
Ending Balance at December 31, 2016	$101	$877	$(226)	$(136)	$(825)	$(209)	$24	$(185)

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
In the opinion of the company, the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as amended. The condensed consolidated balance sheet data as of September 30, 2017 was derived from audited financial statements but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended December 31, 2017 are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30, and its fiscal quarters generally end on the Sundays nearest December 31, March 31 and June 30. The first quarter of fiscal years 2018 and 2017 ended on December 31, 2017 and January 1, 2017, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and December 31 are used consistently throughout this report to represent the fiscal year end and first fiscal quarter end, respectively.
2. Earnings per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted shares, restricted share units, performance share unit awards and convertible securities, if applicable.
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended December 31,
	2017	2016
Basic average common shares outstanding	88.6	87.1
Impact of restricted shares, restricted share units and performance share units	—	1.4
Impact of convertible notes	—	—
Diluted average common shares outstanding	88.6	88.5
In November 2017, the Board of Directors approved a grant of performance share units to all executives eligible to participate in the long-term incentive plan. Each performance share unit represents the right to receive one share of common stock or its cash equivalent upon achievement of certain performance and time vesting criteria. The fair value of each performance share unit was $24.79, which was the company’s share price on the grant date of December 1, 2017. The Board of Directors also approved a grant of 0.3 million restricted share units to these executives. The restricted share units vest at the earlier of three years from the date of grant or upon termination of employment with the company under certain circumstances. The fair value of each restricted share unit was $24.79, which was the company's share price on the grant date of December 1, 2017.
The actual number of performance share units that will vest depends upon the company’s performance relative to the established performance metrics for the three-year performance period of October 1, 2017 to September 30, 2020, measured at the end of the performance period. The number of performance share units that vest will depend on adjusted EBITDA margin and adjusted diluted earnings per share from continuing operations at the following weights: 50% associated with achieving an adjusted EBITDA margin target and 50% associated with achieving an adjusted diluted earnings per share from continuing operations target. The

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

number of performance share units that vest will be between 0% and 200% of the grant date amount of 0.3 million performance share units.
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
The actual number of performance share units that vested on December 1, 2017 depended upon the company’s performance relative to the established performance metrics for the three-year performance period of October 1, 2014 to September 30, 2017, which was measured at the end of the performance period. The company's performance resulted in the calculated payout of the performance share units at 65% of the grant date amounts.
The potential effect of 1.7 million restricted shares, restricted share units and performance share units is excluded from the diluted earnings per share calculation for the three months ended December 31, 2017 because inclusion in a loss from continuing operations period would reduce the loss per share from continuing operations attributable to common shareholders. For the three months ended December 31, 2016, the dilutive impact of previously issued restricted shares, restricted share units, and performance share units was 1.4 million shares units. For the three months ended December 31, 2017 and December 31, 2016, compensation cost related to restricted shares, restricted share units and performance share units was $5 million and $3 million, respectively.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended December 31, 2017, the potential effect of 1.0 million shares of the company’s 7.875 percent convertible notes due 2026 was excluded in the computation of diluted earnings per share because inclusion in a loss from continuing operations period would reduce the loss per share from continuing operations attributable to common shareholders. For the three months ended December 31, 2016, the company’s 7.875 percent convertible notes due 2026 were excluded from the computation of diluted earnings per share, as the company’s average stock price during this period was less than the conversion price for the notes.
3. New Accounting Standards
Accounting standards to be implemented
In January 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. The amendments in this update affect the guidance in ASU 2016-02, which is not effective yet. The effective date and the transition requirements for the amendments in ASU 2018-01 are the same as the effective date and transition requirements in ASU 2016-02 as described below. Therefore, the company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2019 in connection with its planned implementation of ASU 2016-02 and is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Accounting standards implemented during fiscal year 2018
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendment changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting components excluded from the assessment of hedge effectiveness. Changes to income statement

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

classification and financial statement disclosures were applied prospectively from the date of adoption. The company adopted this standard in the first quarter of fiscal year 2018. This guidance did not have a material impact on the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests held through Related Parties that are under Common Control, which alters how a decision maker needs to consider indirect interests in a variable interest entity (VIE) held through an entity under common control. Under the ASU, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. The company adopted this standard in the first quarter of fiscal year 2018. This guidance did not have a material impact on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU intends to simplify how share-based payments are accounted for, including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The company adopted this standard in the first quarter of fiscal year 2018. Following adoption of this standard, all excess tax benefits and all tax deficiencies generated in the current and future periods will be prospectively recorded as income tax benefit or expense in the company’s Consolidated Statement of Operations in the reporting period in which they occur. An income tax benefit of approximately $1 million was recognized in the quarterly period ended December 31, 2017 as a result of the adoption of ASU 2016-09 and a corresponding $1 million increase in income from continuing operations and net income during the period. The amendments in the guidance that require application using a modified retrospective transition method did not impact the company. Therefore, there was no cumulative-effect adjustment to retained earnings recognized as of October 2, 2017. The company has elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. The ASU eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The company adopted this standard in the first quarter of fiscal year 2018. This guidance did not have a material impact on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments. The ASU clarifies that an exercise contingency itself does not need to be evaluated to determine whether it is in an embedded derivative, just the underlying option. The company adopted this standard in the first quarter of fiscal year 2018. This guidance did not have a material impact on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815), Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The update clarifies that a change in a counterparty to a derivative instrument designated as a hedging instrument would not require the entity to dedesignate the hedging relationship and discontinue the application of hedge accounting. The company adopted this standard in the first quarter of fiscal year 2018. This guidance did not have a material impact on the consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires entities that measure inventory using first-in, first-out (FIFO) or average cost to measure inventory at the lower of cost and net realizable value. The company adopted this standard in the first quarter of fiscal year 2018. This guidance did not have a material impact on the consolidated financial statements.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Discontinued Operations
Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended December 31,
	2017	2016
Sales	$—	$—

Loss before income taxes	$(2)	$—
Benefit from income taxes	1	—
Loss from discontinued operations attributable to Meritor, Inc.	$(1)	$—
Loss from discontinued operations attributable to the company for the three months ended December 31, 2017 was primarily related to changes in estimates related to legal costs incurred in connection with a previously divested business.
Total discontinued operations assets as of December 31, 2017 and September 30, 2017 were $2 million and $1 million, respectively, and total discontinued operations liabilities as of both December 31, 2017 and September 30, 2017 were $6 million.
5. Assets and Liabilities Held for Sale
During the first quarter of fiscal year 2017, management approved a plan to sell a business within the Commercial Truck & Industrial reporting segment. The company expects to sell the business within one year. The business and its associated assets and liabilities met the criteria for presentation as held for sale as of December 31, 2017.
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
Since completion of initial estimates in the fourth quarter of fiscal year 2017, the company made a $1 million measurement period adjustment to decrease its provisional fair value of certain liabilities assumed in the Fabco transaction (see Note 9), resulting in a corresponding $1 million decrease to goodwill.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in the carrying value of goodwill by the company’s two reportable segments are presented below (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Total
Goodwill	$267	$162	$429
Accumulated impairment losses	(15)	—	(15)
Beginning balance at September 30, 2017	252	162	414
Fabco measurement period adjustment	(1)	—	(1)
Foreign currency translation	—	1	1
Balance at December 31, 2017	$251	$163	$414
7. Restructuring Costs
Restructuring reserves, primarily related to unpaid employee termination benefits, were $5 million at December 31, 2017 and $6 million at September 30, 2017. The changes in restructuring reserves for the three months ended December 31, 2017 and 2016 are as follows (in millions):

	Employee Termination Benefits	Plant Shutdown & Other	Total
Beginning balance at September 30, 2017	$5	$1	$6
Activity during the period:
Charges to continuing operations	2	—	2
Cash payments – continuing operations	(2)	(1)	(3)
Total restructuring reserves at December 31, 2017	5	—	5
Less: non-current restructuring reserves	(2)	—	(2)
Restructuring reserves – current, at December 31, 2017	$3	$—	$3

Balance at September 30, 2016	$15	$1	$16
Activity during the period:
Charges to continuing operations	—	—	—
Cash payments – continuing operations	(3)	—	(3)
Total restructuring reserves at December 31, 2016	12	1	13
Less: non-current restructuring reserves	(2)	—	(2)
Restructuring reserves – current, at December 31, 2016	$10	$1	$11

Restructuring Costs: During the first three months of fiscal year 2018, the company recorded restructuring costs of $2 million primarily associated with labor reduction programs in the Commercial Truck & Industrial segment and Aftermarket and Trailer segments.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“U.S. tax reform”). The U.S. tax reform makes broad and complex changes to the U.S. tax code that will affect the company's fiscal year ending September 30, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate and requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The U.S. tax reform reduces the federal corporate tax rate to 21 percent in the fiscal year ending September 30, 2018. Section 15 of the Internal Revenue Code stipulates that the company's fiscal year ending September 30, 2018 will have a blended corporate tax rate of 24.5 percent, which is based on the applicable tax rates before and after the U.S. tax reform and the number of days in the year.

The Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the U.S. tax reform. SAB 118 provides a measurement period that should not extend beyond one year from the U.S. tax reform enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the U.S. tax reform for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the U.S. tax reform is incomplete but the company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the U.S. tax reform.

Specifically, the company has included discrete tax expense in the first quarter financial statements related to provisional amounts under SAB 118 for the impact of the revaluation of U.S. deferred tax assets and liabilities due to the federal income tax rate reduction from 35 percent to 21 percent. In order to properly account for the blended tax rate in place for fiscal year 2018, the company estimated the deferred tax assets and liabilities expected to reverse during the current fiscal year and applied a tax rate of 24.5 percent. All other deferred tax assets and liabilities are expected to reverse in fiscal year 2019 or later and were revalued at 21 percent. Additionally, the company has estimated its liability and included provisional amounts for the one-time transition tax as a discrete tax expense. The company will elect to offset the liability associated with this transition tax by utilizing foreign tax credit carryovers. The revaluation of the deferred tax assets and the transition tax resulted in a non-cash charge of $77 million in the first quarter.

Tax expense recognized in the quarter related to the transition tax and rate change on net deferred tax assets and liabilities are considered provisional under SAB 118. The company will continue to refine its accumulated earnings and profit pools and the allocation of cash and non-cash earnings for purposes of calculating the transition tax liability. Additionally, net deferred tax assets were reevaluated as of the enactment date using estimated fiscal year 2018 utilization amounts. The company will update the impact of the rate change on the net deferred tax assets as it continues to account for deferred activity throughout the current year.

The company has not accounted for the tax impacts related to the Global Intangible Low Tax Income (“GILTI”), Base Erosion Anti Abuse Tax (“BEAT”) or Foreign Derived Intangible Income (“FDII”) regimes or any of the other provisions of the U.S. tax reform that are not effective until fiscal year 2019. The company has elected to treat GILTI as a period cost and, therefore, has not recognized deferred taxes for basis differences that may reverse as GILTI tax in future periods.

There were no adjustments to measurement period items during the quarter, as this was the first reporting period after enactment.

In evaluating its ability to recover these net deferred tax assets, the company utilizes a consistent approach which considers its historical operating results, including an assessment of the degree to which any gains or losses are driven by items that are unusual in nature, and tax planning strategies. In addition, the company reviews changes in near-term market conditions and other factors that impact future operating results. In the first quarter of fiscal year 2018, a tax planning strategy was implemented that resulted in a $4 million tax benefit from the reversal of a tax valuation allowance in Sweden. As of December 31, 2017, the company continues to maintain the valuation allowances in Brazil, France, the U.K., along with certain U.S. states and other jurisdictions, as the company believes the negative evidence that it will be able to recover these net deferred tax assets continues to outweigh the positive evidence. If, in the future, the company generates taxable income on a sustained basis, its conclusion regarding the need for valuation allowances in these jurisdictions could change.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended December 31, 2017, the company had approximately $2 million of net pre-tax income compared to $1 million of net pre-tax loss in the same period in fiscal year 2017 in tax jurisdictions in which tax expense (benefit) is not recorded.
9. Acquisitions
Fabco
Since completion of initial estimates in the fourth quarter of fiscal year 2017, the company made a $1 million measurement period adjustment to decrease its provisional fair value of certain liabilities assumed in the Fabco transaction, resulting in a corresponding $1 million decrease to goodwill. No portion of the $1 million adjustment was recorded in current-period earnings that would have been recorded in the previous reporting period if the adjustment to the provisional amount had been recognized as of the acquisition date. This adjustment was made to reflect updated valuation results. Final valuations of trademarks, intellectual property, and other intangible assets are not complete. The company may record other additional measurement period adjustments in fiscal year 2018.
10. Accounts Receivable Factoring and Securitization
Off-balance sheet arrangements
Swedish Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo through one of its European subsidiaries. Under this arrangement with Nordea Bank, which expires in March 2020, the company can sell up to, at any point in time, €155 million ($185 million) of eligible trade receivables. The amount of eligible receivables sold may exceed Nordea Bank's commitment at Nordea Bank's discretion. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €169 million ($202 million) and €139 million ($164 million) of this accounts receivable factoring facility as of December 31, 2017 and September 30, 2017, respectively.
The facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through April 23, 2018. The commitment is subject to standard terms and conditions for this type of arrangement.
U.S. Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its U.S. subsidiaries through one of its U.S. subsidiaries. Under this arrangement with Nordea Bank, which expires in February 2019, the company can sell up to, at any point in time, €80 million ($96 million) of eligible trade receivables. The amount of eligible receivables sold may exceed Nordea Bank’s commitment at Nordea Bank’s discretion. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €37 million ($44 million) and €37 million ($43 million) of this accounts receivable factoring facility as of December 31, 2017 and September 30, 2017, respectively.
United Kingdom Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. On January 23, 2018, Meritor extended this United Kingdom factoring facility with Nordea Bank until February 2, 2022. All other terms of the agreement remain unchanged. Under this arrangement, the company can sell up to, at any point in time, €25 million ($30 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €10 million ($12 million) and €7 million ($9 million) of this accounts receivable factoring facility as of December 31, 2017 and September 30, 2017, respectively. The agreement is subject to standard terms and conditions for these types of arrangements, including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
Italy Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement with Nordea Bank, which expires in June 2022, the company can sell up to, at any point in time, €30 million ($36 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €26 million ($31 million) and €22 million ($26 million) of this accounts receivable factoring facility as of December 31, 2017 and September 30, 2017, respectively. The agreement is subject to standard terms and conditions for these types of arrangements, including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
In addition to the above facilities, a number of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. The amount of factored receivables excluded from accounts receivable under these arrangements was $25 million and $19 million at December 31, 2017 and September 30, 2017, respectively.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total costs associated with all of the off-balance sheet arrangements described above were $2 million and $1 million in the three months ended December 31, 2017 and 2016, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
On-balance sheet arrangements
U.S. Securitization Facility: On December 5, 2017, the company extended its $100 million U.S. accounts receivables securitization facility with PNC Bank until December 7, 2020. The maximum permitted priority debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (“ARC”), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company’s U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the condensed consolidated balance sheet. At December 31, 2017 and September 30, 2017, $38 million and $89 million, respectively, were outstanding under this program, and no amounts were outstanding for letters of credit. This securitization program contains a cross default to the revolving credit facility. At certain times during any given month, the company may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, the company would then typically utilize the cash received from customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, the company may borrow under this program amounts exceeding the amounts shown as outstanding at fiscal quarter ends.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Operating Cash Flows
The reconciliation of net income to cash flows provided by (used for) operating activities is as follows (in millions):

	Three Months Ended December 31,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$(34)	$16
Less: Loss from discontinued operations, net of tax	(1)	—
Income (loss) from continuing operations	(33)	16
Adjustments to income from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	21	17
Deferred income tax expense	73	4
Loss on debt extinguishment	8	—
Restructuring costs	2	—
Asset impairment charges	—	3
Equity in earnings of affiliates	(5)	(10)
Pension and retiree medical expense (income)	(8)	4
Other adjustments to income (loss) from continuing operations	5	4
Dividends received from equity method investments	6	5
Pension and retiree medical contributions	(12)	(10)
Restructuring payments	(3)	(3)
Changes in off-balance sheet accounts receivable securitization and factoring programs	55	39
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations	(76)	(84)
Operating cash flows provided by (used for) continuing operations	33	(15)
Operating cash flows provided by discontinued operations	—	1
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$33	$(14)
12. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or net realizable value (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	December 31, 2017	September 30, 2017
Finished goods	$166	$139
Work in process	35	34
Raw materials, parts and supplies	226	205
Total	$427	$378

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Other Current Assets
     Other current assets are summarized as follows (in millions):

	December 31, 2017	September 30, 2017
Asbestos-related recoveries (see Note 21)	$10	$14
Prepaid and other	33	29
Other current assets	$43	$43
14. Net Property
     Net property is summarized as follows (in millions):

	December 31, 2017	September 30, 2017
Property at cost:
Land and land improvements	$30	$30
Buildings	241	240
Machinery and equipment	908	892
Company-owned tooling	127	126
Construction in progress	53	69
Total	1,359	1,357
Less: accumulated depreciation	(895)	(883)
Net property	$464	$474
15. Other Assets
     Other assets are summarized as follows (in millions):

	December 31, 2017	September 30, 2017
Investments in non-consolidated joint ventures	$99	$101
Asbestos-related recoveries (see Note 21)	48	32
Unamortized revolver debt issuance costs	7	8
Capitalized software costs, net	25	27
Deferred income tax assets, net	157	229
Assets for uncertain tax positions	45	48
Prepaid pension costs	141	135
Other	3	16
Other assets	$525	$596
In accordance with FASB ASC Topic 350-40, costs relating to internally developed or purchased software in the preliminary project stage and the post-implementation stage are expensed as incurred. Costs in the application development stage that meet the criteria for capitalization are capitalized and amortized using the straight-line basis over the estimated economic useful life of the software.
The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At December 31, 2017 and September 30, 2017, the company’s investment in the joint venture was $57 million and $54 million, respectively.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TransPower

In the first quarter of fiscal year 2018, Meritor completed a $3 million strategic investment in Transportation Power, Inc. (“Transpower”). The company holds a variable interest in TransPower, a variable interest entity (“VIE”). The VIE develops electrical drive solutions and supplies integrated drive systems, full electric truck solutions and energy-storage subsystems to major manufacturers of trucks, school buses, refuse vehicles and terminal tractors. The variable interest relates principally to an investment between the company and TransPower. The company is not the primary beneficiary of the VIE, as other owners have control over the significant activities of TransPower, the development of intellectual property and manufacturing. Therefore, the company does not consolidate the VIE. At December 31, 2017, the company’s investment in the VIE was $3 million, representing the company’s maximum exposure to loss.
16. Other Current Liabilities
     Other current liabilities are summarized as follows (in millions):

	December 31, 2017	September 30, 2017
Compensation and benefits	$81	$117
Income taxes	16	11
Taxes other than income taxes	31	34
Accrued interest	14	9
Product warranties	16	18
Environmental reserves (see Note 21)	5	5
Restructuring (see Note 7)	3	5
Asbestos-related liabilities (see Note 21)	19	19
Indemnity obligations (see Note 21)	2	2
Other	51	52
Other current liabilities	$238	$272
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
A summary of the changes in product warranties is as follows (in millions):

	Three Months Ended December 31,
	2017	2016
Total product warranties – beginning of period	$45	$44
Accruals for product warranties	3	3
Payments	(4)	(3)
Change in estimates and other	1	(4)
Total product warranties – end of period	45	40
Less: Non-current product warranties	(29)	(24)
Product warranties – current	$16	$16

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. Other Liabilities
Other liabilities are summarized as follows (in millions):

	December 31, 2017	September 30, 2017
Asbestos-related liabilities (see Note 21)	$123	$124
Restructuring (see Note 7)	2	1
Non-current deferred income tax liabilities	12	12
Liabilities for uncertain tax positions	30	32
Product warranties (see Note 16)	29	27
Environmental (see Note 21)	4	4
Indemnity obligations (see Note 21)	10	10
Other	28	29
Other liabilities	$238	$239
18. Long-Term Debt
     Long-Term debt, net of discounts where applicable, is summarized as follows (in millions):

	December 31, 2017	September 30, 2017
3.25 percent convertible notes due 2037(1)(3)	$318	$317
4.0 percent convertible notes due 2027(1)(4)	24	24
7.875 percent convertible notes due 2026(1)(5)	22	22
6.75 percent notes due 2021(2)(6)	—	173
6.25 percent notes due 2024(2)(7)	443	443
Capital lease obligation	12	12
Borrowings and securitization	38	89
Unamortized discount on convertible notes (8)	(43)	(42)
Subtotal	814	1,038
Less: current maturities	(63)	(288)
Long-term debt	$751	$750
(1) The 3.25 percent convertible notes due 2037, 4.0 percent convertible notes due 2027 and 7.875 percent convertible notes due 2026 contain a put and call feature, which allows for earlier redemption beginning in 2025, 2019 and 2020, respectively.
(2) The 6.75 percent notes and 6.25 percent notes contain a call option, which allows for early redemption.
(3) The 3.25 percent convertible notes due 2037 are presented net of $7 million and $8 million unamortized issuance costs as of December 31, 2017 and September 30, 2017, respectively.
(4) The 4.0 percent convertible notes due 2027 are presented net of unamortized issuance costs of an insignificant amount as of December 31, 2017 and September 30, 2017.
(5) The 7.875 percent convertible notes due 2026 are presented net of unamortized issuance costs of an insignificant amount as of December 31, 2017 and September 30, 2017, and $1 million original issuance discount as of December 31, 2017 and September 30, 2017.
(6) The 6.75 percent notes due 2021 are presented net of $2 million unamortized issuance costs as of September 30, 2017.
(7) The 6.25 percent notes due 2024 are presented net of $7 million unamortized issuance costs as of December 31, 2017 and September 30, 2017.
(8) The carrying amount of the equity component related to convertible debt.

Repurchase of Debt Securities
On November 2, 2017, the company redeemed the remaining $175 million aggregate principal amount outstanding of the company's 6.75 percent notes due 2021 (the “6.75 Percent Notes”) at a price of $1,033.75 per $1,000 of principal amount, plus

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

accrued and unpaid interest. The redemption resulted in a loss on debt extinguishment of approximately $8 million. The loss on debt extinguishment is included in Interest expense, net in the condensed consolidated statement of operations. The redemption was made pursuant to a special authorization from the Board of Directors in connection with the sale of the Meritor WABCO JV. As of September 30, 2017, the company announced its intention to redeem all of the remaining $175 million aggregate principal amount then outstanding of the company's 6.75 Percent Notes. As a result, the 6.75 Percent Notes were classified as current as of September 30, 2017.
On September 28, 2017, the company redeemed $100 million of the $275 million aggregate principal amount outstanding of the company's 6.75 Percent Notes at a price of $1,033.75 per $1,000 of principal amount, plus accrued and unpaid interest. As a result, a loss on debt extinguishment of $5 million was recorded in the company's consolidated statement of operations within Interest expense, net during the fourth quarter of fiscal year 2017. The redemption was made under the company's July 2016 debt repurchase authorization (see Note 22).
The company used the net proceeds, after issuance costs and discounts, of approximately $317 million from the offering of the 3.25 percent senior convertible notes due 2037 (the “3.25 Percent Convertible Notes”) to acquire portions of its outstanding 7.875 percent senior convertible notes due 2026 (the “7.875 Percent Convertible Notes”) and its 4.0 percent senior convertible notes due 2027 (the “4.0 Percent Convertible Notes”) in transactions that settled concurrently with the closing of the 3.25 Percent Convertible Note offering on September 22, 2017. In total, the company repurchased $117 million of the $140 million principal amount of its 7.875 Percent Convertible Notes and $119 million of the $143 million principal amount of its 4.0 Percent Convertible Notes. The 7.875 Percent Convertible Notes and 4.0 Percent Convertible Notes were repurchased at premiums equal to 130 percent and 16 percent, respectively, above their principal amount. These repurchases were accounted for as extinguishments of debt, and accordingly the company recognized a loss on debt extinguishment of $31 million in the aggregate ($23 million with respect to the 7.875 Percent Convertible Notes and $8 million with respect to the 4.0 Percent Convertible Notes). The loss on extinguishment was recorded in the condensed consolidated statement of operations within Interest expense, net during fiscal year 2017.

Current Classification of 7.875 Percent Convertible Notes
The 7.875 Percent Convertible Notes were classified as current as of December 31, 2017 as the holders of the company's 7.875 Percent Convertible Notes are entitled to convert all or a portion of their 7.875 Percent Convertible Notes at any time beginning January 1, 2018 and prior to the close of business on March 30, 2018 at a rate of 83.3333 shares of common stock per $1,000 principal amount at maturity of the 7.875 Percent Convertible Notes (representing a conversion price of approximately $12.00 per share). The 7.875 Percent Convertible Notes are convertible as the closing price of shares of the company's common stock for at least 20 trading days during the 30 consecutive trading-day period ending on December 29, 2017 was greater than 120 percent of the $12.00 conversion price associated with the 7.875 Percent Convertible Notes.
The 7.875 Percent Convertible Notes were classified as current as of September 30, 2017 as the holders of the company's 7.875 Percent Convertible Notes were entitled to convert all or a portion of their 7.875 Percent Convertible Notes at any time beginning October 1, 2017 and prior to the close of business on December 30, 2017 at a rate of 83.3333 shares of common stock per $1,000 principal amount at maturity of the 7.875 Percent Convertible Notes (representing a conversion price of approximately $12.00 per share). The 7.875 Percent Convertible Notes were convertible as the closing price of shares of the company's common stock for at least 20 trading days during the 30 consecutive trading-day period ending on September 29, 2017 was greater than 120 percent of the $12.00 conversion price associated with the 7.875 Percent Convertible Notes.
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
The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At December 31, 2017, the revolving credit facility was collateralized by approximately $726 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company’s current corporate credit rating. At December 31, 2017, the margin over LIBOR rate was 300 basis points and the commitment fee was 45 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 200 basis points.
Certain of the company’s subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly held notes outstanding under the company’s indentures (see Note 24).
No borrowings were outstanding under the revolving credit facility at December 31, 2017 and September 30, 2017. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At December 31, 2017 and September 30, 2017, there were no letters of credit outstanding under the revolving credit facility.

Debt Securities
In December 2017, the company filed a shelf registration statement with the Securities and Exchange Commission, registering an unlimited amount of debt and/or equity securities that the company may offer in one or more offerings on terms to be determined at the time of sale. The December 2017 shelf registration statement superseded and replaced the shelf registration statement filed in December 2014, as amended.

Capital Leases
In March 2012, the company entered into a master lease agreement with Wells Fargo Equipment Finance, under which the company can enter into lease arrangements for equipment. Each lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. The company had $2 million and $3 million outstanding under this capital lease arrangement as of December 31, 2017 and September 30, 2017, respectively. In addition, the company had another $9 million and $10 million outstanding through other capital lease arrangements at December 31, 2017 and September 30, 2017, respectively.

Letter of Credit Facilities
On February 21, 2014, the company entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, which expires in March 2019, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $25 million. This facility contains covenants and events of default generally similar to those existing in the company’s public debt indentures. There were $16 million and $18 million of letters of credit outstanding under this facility at December 31, 2017 and September 30, 2017, respectively. The company had another $5 million of letters of credit outstanding through other letter of credit facilities at December 31, 2017 and September 30, 2017.

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million per bank. As of December 31, 2017 and September 30, 2017, the company had $22 million and $24 million, respectively, outstanding under this program at more than one bank.
19. Financial Instruments
Fair values of financial instruments are summarized as follows (in millions):

	December 31, 2017		September 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$116	$116	$88	$88
Short-term debt	63	92	288	329
Long-term debt	751	851	750	859
Foreign exchange forward contracts (other assets)	—	—	—	—
Foreign exchange forward contracts (other liabilities)	3	3	3	3
Short-term foreign currency option contracts (other assets)	2	2	2	2
Long-term foreign currency option contracts (other assets)	1	1	1	1

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	December 31, 2017			September 30, 2017
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Asset
Foreign exchange forward contract	—	—	—	—	—	—
Derivative Liabilities
Foreign exchange forward contract	3	—	3	3	—	3
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair value of financial instruments by the valuation hierarchy at December 31, 2017 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$116	$—	$—
Short-term debt	—	88	4
Long-term debt	—	843	8
Foreign exchange forward contracts (asset)	—	—	—
Foreign exchange forward contracts (liability)	—	3	—
Short-term foreign currency option contracts (asset)	—	—	2
Long-term foreign currency option contracts (asset)	—	—	1
Fair value of financial instruments by the valuation hierarchy at September 30, 2017 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$88	$—	$—
Short-term debt	—	325	4
Long-term debt	—	851	8
Foreign exchange forward contracts (asset)	—	—	—
Foreign exchange forward contracts (liability)	—	3	—
Short-term foreign currency option contracts (asset)	—	—	2
Long-term foreign currency option contracts (asset)	—	—	1
The tables below provide a reconciliation of changes in fair value of the Level 3 financial assets and liabilities measured at fair value in the condensed consolidated balance sheet for the three months ended December 31, 2017 and 2016, respectively. No transfers of assets between any of the Levels occurred during these periods.

Three months ended December 31, 2017 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2017	$2	$1	$3
Total unrealized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Total realized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Settlements	—	—	—
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	—	—	—
Fair Value as of December 31, 2017	$2	$1	$3

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
Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents as of December 31, 2017 or September 30, 2017.
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
Foreign currency option contracts — The company uses option contracts to mitigate foreign exchange exposure on expected future Indian Rupee-denominated purchases. As of December 31, 2017 and September 30, 2017, the notional amount of the company's Indian rupee foreign exchange contracts outstanding was $152 million and $172 million, respectively. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.
The company uses option contracts to mitigate the risk of volatility in the translation of euro earnings to U.S. dollars. As of December 31, 2017 and September 30, 2017, the notional amount of the company's euro option contracts outstanding was $46 million and $58 million, respectively. These option contracts did not qualify for a hedge accounting election. Changes in fair value associated with these contracts are recorded in the consolidated statement of operations in other income, net.
The company uses option contracts to mitigate the risk of volatility in the translation of Swedish krona to U.S. dollars. As of December 31, 2017 and September 30, 2017, the notional amount of the company's Swedish krona option contracts outstanding was $51 million and $71 million, respectively. These option contracts did not qualify for a hedge accounting election. Changes in fair value associated with these contracts are recorded in the consolidated statement of operations in other income, net.
The company uses option contracts to mitigate foreign exchange exposure on expected future South Korean won-denominated purchases. As of December 31, 2017, the notional amount of the company's South Korean won foreign exchange contracts outstanding was $33 million. As of September 30, 2017, there were no South Korean won foreign exchange option contracts outstanding. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of foreign exchange option contracts is based on third-party proprietary models, which incorporate inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates and time utilizing market instruments with similar quality and maturity characteristics.
20. Retirement Benefit Liabilities
Retirement benefit liabilities consisted of the following (in millions):

	December 31, 2017	September 30, 2017
Retiree medical liability	$95	$104
Pension liability	212	219
Other	15	15
Subtotal	322	338
Less: current portion (included in compensation and benefits, Note 16)	(24)	(24)
Retirement benefits	$298	$314
The components of net periodic pension and retiree medical expense included in continuing operations for the three months ended December 31 are as follows (in millions):

	2017		2016
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$13	$1	$13	$4
Assumed return on plan assets	(24)	—	(23)	—
Amortization of prior service costs	—	(9)	—	(1)
Recognized actuarial loss	7	4	7	4
Total expense (income)	$(4)	$(4)	$(3)	$7

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
     The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Additionally, one site operated by a predecessor of the company has been proposed for addition to the Superfund National Priorities List.  Management estimates the total reasonably possible costs the company could incur for the remediation of the nine Superfund sites at December 31, 2017 to be approximately $5 million, of which $2 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at December 31, 2017 to be approximately $19 million, of which $7 million is probable and recorded as a liability.
     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 1.75 to 2.75 percent and is approximately $6 million at December 31, 2017. The undiscounted estimate of these costs is approximately $7 million.
     The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning balance at September 30, 2017	$2	$7	$9
Payments and other	—	(1)	(1)
Accruals	—	1	1
Balance at December 31, 2017	$2	$7	$9
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
In April 2016, the company was served with several complaints filed against the company and other defendants in the United States District Court for the Northern District of Mississippi. The complaints were amended in July 2016.  These complaints allege damages, including diminution of property value, concealment/fraud and emotional distress resulting from alleged environmental pollution in and around a neighborhood in Grenada, Mississippi. Rockwell owned and operated a facility near the neighborhood from 1965 to 1985. The company filed answers to the complaints in July 2016. In May 2017, the company was served with a complaint filed against the company and other defendants by the Mississippi Attorney General in the Chancery Court of Grenada County, Mississippi.  The complaint alleges that operations at the above-referenced Grenada facility caused contamination of off-site groundwater and surface waters. Subsequently, the company removed this action to the United States District Court for the Northern District of Mississippi; plaintiffs have moved to have the case remanded to Chancery Court. The company intends to defend itself vigorously against these claims. The company believes at this time that liabilities associated with this case, while possible, are not probable and estimable, and therefore has not recorded any accrual for them as of December 31, 2017 and September 30, 2017. Further, a reasonably possible range of loss cannot be estimated at this time.
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
Maremont had approximately 2,600 and 2,800 pending asbestos-related claims at December 31, 2017 and September 30, 2017, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of defendants in individual lawsuits, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, the total number of claims filed is not necessarily the most meaningful factor in determining Maremont's asbestos-related liability.
     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	December 31, 2017	September 30, 2017
Pending and future claims	$68	$68
Billed but unpaid claims	1	2
Asbestos-related liabilities	$69	$70
Asbestos-related insurance recoveries	$21	$25
A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities, with the majority of the amounts recorded in Other Assets and Liabilities (see Note 13, Note 15, Note 16 and Note 17).
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
     As of September 30, 2017, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Maremont’s obligation for asbestos personal injury claims over the next ten years of $68 million to $82 million. After consultation with Bates White, management recognized a liability of $68 million as of each of December 31, 2017 and September 30, 2017 for pending and future claims over the next ten years. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Maremont has recognized incremental insurance receivables associated with recoveries expected for asbestos-related liabilities as the estimate of asbestos-related liabilities for pending and future claims changes.
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
Recoveries: Maremont has historically had insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The insurance receivable related to asbestos-related liabilities was $21 million and $25 million as of December 31, 2017 and September 30, 2017, respectively. The receivable is for coverage provided by one insurance carrier based on a coverage-in-place agreement. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next ten years. The difference between the estimated liability and insurance receivable is primarily related to exhaustion of settled insurance coverage within the forecasted period.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maremont maintained insurance coverage with other insurance carriers that management believed also covers indemnity and defense costs. During fiscal year 2013, Maremont re-initiated lawsuits against these carriers, seeking a declaration of its rights to coverage for asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. During the first quarter of fiscal year 2016, the dispute related to these insurance policies was settled. As a part of this settlement, on December 12, 2015, Maremont received $17 million in cash, of which $5 million was recognized as a reduction in asbestos expense and $12 million was recorded as a liability to the insurance carrier as it is required to be returned to the carrier if additional asbestos liability is not incurred. During the fourth quarter of fiscal year 2016, Maremont recognized an additional $9 million of the cash settlement proceeds as a reduction in asbestos expense. During the first quarter of fiscal year 2017, the company recognized the remaining $3 million of the cash settlement proceeds as a reduction in asbestos expense. The settlement also provides additional recovery for Maremont if certain future defense and indemnity spending thresholds are met.
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
     Rockwell International (“Rockwell”) — ArvinMeritor, Inc. (“AM”), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. Rockwell had approximately 1,600 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at December 31, 2017 and September 30, 2017.
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
     The Rockwell legacy asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	December 31, 2017	September 30, 2017
Pending and future claims	$63	$63
Billed but unpaid claims	1	2
Asbestos-related liabilities	$64	$65
Asbestos-related insurance recoveries	$38	$38
Pending and Future Claims: The company engaged Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. As of September 30, 2017, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Rockwell’s obligation for asbestos personal injury claims over the next ten years of $63 million to $74 million. After consultation with Bates White, management recognized a liability for the pending and future claims over the next ten years of $63 million as of each of December 31, 2017 and September 30, 2017. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.

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
Recoveries: Rockwell has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. In 2004, the company initiated litigation against certain of these carriers to enforce the insurance policies. During the fourth quarter of fiscal year 2016, the company executed settlement agreements with two of these carriers, thereby resolving the litigation against those particular carriers. Pursuant to the terms of one of those settlement agreements, in the fourth quarter of fiscal year 2016 the company received $32 million in cash from an insurer, of which $10 million was recognized as a reduction in asbestos expense, and $22 million was recorded as a liability to the insurance carrier as it is required to be returned to the carrier if additional asbestos liability is not ultimately incurred. During fiscal year 2017 and the first quarter of fiscal year 2018, Rockwell recognized an additional $10 million and $2 million, respectively, of the cash settlement proceeds as a reduction in asbestos expense. Pursuant to the terms of a second settlement agreement, in the fourth quarter of fiscal year 2016 the company recorded a $12 million receivable to reflect expected reimbursement of future defense and indemnity payments under a coverage-in-place arrangement with that insurer. In addition to the coverage provided from the settlement agreements executed during the fourth quarter of fiscal year 2016, the company maintains a receivable of $7 million related to a previously executed coverage-in-place arrangement with other insurers. The insurance receivable for Rockwell's asbestos-related liabilities totaled $38 million as of each of December 31, 2017 and September 30, 2017. Included in these amounts are insurance receivables of $17 million as of each of December 31, 2017 and September 30, 2017, which are associated with policies in dispute and have been fully reserved.
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
In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At each of December 31, 2017 and September 30, 2017, the remaining estimated liability for this matter was approximately $10 million.
   In connection with the sale of its interest in MSSC in October 2009, the company provided certain indemnities to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

certain accounts receivable and inventories. At December 31, 2017 and September 30, 2017, the company's remaining exposure was approximately $1 million, which is included in other liabilities in the condensed consolidated balance sheet.
The company is not aware of any other claims or other information that would give rise to material payments under such indemnifications.
Other
The company identified certain sales transactions for which value-added tax was potentially required to be remitted to certain tax jurisdictions for tax years 2010 through 2017. At December 31, 2017 and September 30, 2017, the company’s estimate of the probable liability was $10 million and $12 million, respectively.

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
22. Shareholders' Equity
Common Stock and Debt Repurchase Authorizations
  On July 21, 2016, the Board of Directors authorized the repurchase of up to $100 million of the company’s common stock and up to $150 million aggregate principal amount of any of the company’s debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and the company's debt covenants. As of December 31, 2017, there was an insignificant amount of common stock and $100 million in debt security repurchases that were made under these authorizations.
Accumulated Other Comprehensive Loss (“AOCL”)
The components of AOCL and the changes in AOCL by components, net of tax, for three months ended December 31, 2017 and 2016 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at September 30, 2017	$(41)	$(500)	$(4)	$(545)
Other comprehensive income (loss) before reclassification	(8)	1	—	(7)
Amounts reclassified from accumulated other comprehensive loss	—	2	—	2
Net current-period other comprehensive income (loss)	$(8)	$3	$—	$(5)
Balance at December 31, 2017	$(49)	$(497)	$(4)	$(550)

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(9)	(a)
Actuarial losses	$11	(a)
	2	Total before tax
	—	Tax benefit
Total reclassifications for the period	$2	Net of tax

(a)  These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 20 for additional details), which is recorded in cost of sales and selling, general and administrative expenses.

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at September 30, 2016	$(66)	$(740)	$(3)	$(809)
Other comprehensive income (loss) before reclassification	(28)	1	1	(26)
Amounts reclassified from accumulated other comprehensive loss - net of tax	—	10	—	10
Net current-period other comprehensive income (loss)	$(28)	$11	$1	$(16)
Balance at December 31, 2016	$(94)	$(729)	$(2)	$(825)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(1)	(b)
Actuarial losses	11	(b)
	10	Total before tax
	—	Tax expense
Total reclassifications for the period	$10	Net of tax

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
      The company has two reportable segments at December 31, 2017, as follows:

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
     Segment information is summarized as follows (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Eliminations	Total
Three Months Ended December 31, 2017
External Sales	$717	$186	$—	$903
Intersegment Sales	21	9	(30)	—
Total Sales	$738	$195	$(30)	$903
Three Months Ended December 31, 2016
External Sales	$521	$178	$—	$699
Intersegment Sales	18	6	(24)	—
Total Sales	$539	$184	$(24)	$699

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 31,
	2017	2016
Segment adjusted EBITDA:
Commercial Truck & Industrial	$80	$42
Aftermarket & Trailer	21	22
Segment adjusted EBITDA	101	64
Unallocated legacy and corporate expense, net (1)	(2)	—
Interest expense, net	(24)	(21)
Provision for income taxes	(83)	(6)
Depreciation and amortization	(21)	(17)
Noncontrolling interests	(2)	(1)
Loss on sale of receivables	(2)	(1)
Asset impairment charges	—	(3)
Restructuring costs	(2)	—
Income (loss) from continuing operations attributable to Meritor, Inc.	$(35)	$15

(1)
Unallocated legacy and corporate income (expense), net represents items that are not directly related to the company's business segments. These items primarily include asbestos-related charges and settlements, pension and retiree medical costs associated with sold businesses, and other legacy costs for environmental and product liability.

	December 31, 2017	September 30, 2017
Segment Assets:
Commercial Truck & Industrial	$1,720	$1,707
Aftermarket & Trailer	468	467
Total segment assets	2,188	2,174
Corporate (1)	571	869
Less: Accounts receivable sold under off-balance sheet factoring programs(2)	(314)	(261)
Total assets	$2,445	$2,782

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(2)
At December 31, 2017 and September 30, 2017, segment assets include $314 million and $261 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 10). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$468	$435	$—	$903
Subsidiaries	—	32	44	(76)	—
Total sales	—	500	479	(76)	903
Cost of sales	(14)	(418)	(407)	76	(763)
GROSS MARGIN	(14)	82	72	—	140
Selling, general and administrative	(28)	(20)	(19)	—	(67)
Restructuring costs	—	—	(2)	—	(2)
Other operating expense, net	(1)	—	—		(1)
OPERATING INCOME (LOSS)	(43)	62	51	—	70
Other income (expense), net	(1)	6	(6)	—	(1)
Equity in earnings of affiliates	—	4	1	—	5
Interest income (expense), net	(37)	9	4	—	(24)
INCOME (LOSS) BEFORE INCOME TAXES	(81)	81	50	—	50
Provision for income taxes	(23)	(49)	(11)	—	(83)
Equity income from continuing operations of subsidiaries	69	37	—	(106)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(35)	69	39	(106)	(33)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	—	—	—	(1)
NET INCOME (LOSS)	(36)	69	39	(106)	(34)
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$(36)	$69	$37	$(106)	$(36)

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended December 31, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income (loss)	$(36)	$69	$39	$(106)	$(34)
Other comprehensive loss, net of tax	(5)	(7)	(7)	15	(4)
Total comprehensive income (loss)	(41)	62	32	(91)	(38)
Less: Comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive income (loss) attributable to Meritor, Inc.	$(41)	$62	$29	$(91)	$(41)

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2016 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$325	$374	$—	$699
Subsidiaries	—	26	12	(38)	—
Total sales	—	351	386	(38)	699
Cost of sales	(14)	(297)	(337)	38	(610)
GROSS MARGIN	(14)	54	49	—	89
Selling, general and administrative	(23)	(18)	(12)	—	(53)
Restructuring costs	2	—	(2)	—	—
Other operating expense, net	—	—	(3)	—	(3)
OPERATING INCOME (LOSS)	(35)	36	32	—	33
Other income (expense), net	(1)	—	1	—	—
Equity in earnings of affiliates	—	9	1	—	10
Interest income (expense), net	(33)	10	2	—	(21)
INCOME (LOSS) BEFORE INCOME TAXES	(69)	55	36	—	22
Benefit (provision) for income taxes	20	(20)	(6)	—	(6)
Equity income from continuing operations of subsidiaries	64	27	—	(91)	—
INCOME FROM CONTINUING OPERATIONS	15	62	30	(91)	16
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	—	—
NET INCOME	15	62	30	(91)	16
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$15	$62	$29	$(91)	$15

(1)	Amounts have been recast to reflect the release of certain guarantors in accordance with the company’s senior secured revolving credit facility.

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended December 31, 2016 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$15	$62	$30	$(91)	$16
Other comprehensive loss	(16)	(25)	(27)	50	(18)
Total comprehensive income (loss)	(1)	37	3	(41)	(2)
Less: Comprehensive income attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to Meritor, Inc.	$(1)	$37	$4	$(41)	$(1)

(1)	Amounts have been recast to reflect the release of certain guarantors in accordance with the company’s senior secured revolving credit facility.

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	December 31, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents (1)	$23	$3	$90	$—	$116
Receivables trade and other, net (1)	1	37	418	—	456
Inventories (1)	—	204	223	—	427
Other current assets	6	7	30	—	43
TOTAL CURRENT ASSETS	30	251	761	—	1,042
NET PROPERTY (1)	21	223	220	—	464
GOODWILL (1)	—	236	178	—	414
OTHER ASSETS (1)	195	113	217	—	525
INVESTMENTS IN SUBSIDIARIES	3,327	823	—	(4,150)	—
TOTAL ASSETS	$3,573	$1,646	$1,376	$(4,150)	$2,445
CURRENT LIABILITIES:
Short-term debt	$22	$2	$39	$—	$63
Accounts and notes payable (1)	18	236	338	—	592
Other current liabilities	62	54	122	—	238
TOTAL CURRENT LIABILITIES	102	292	499	—	893
LONG-TERM DEBT	744	—	7	—	751
RETIREMENT BENEFITS	276	—	22	—	298
INTERCOMPANY PAYABLE (RECEIVABLE)	2,178	(2,437)	259	—	—
OTHER LIABILITIES	38	92	108	—	238
MEZZANINE EQUITY	2	—	—	—	2
EQUITY ATTRIBUTABLE TO MERITOR, INC.	233	3,699	451	(4,150)	233
NONCONTROLLING INTERESTS (1)	—	—	30	—	30
TOTAL LIABILITIES, MEZZANINE EQUITY AND DEFICIT	$3,573	$1,646	$1,376	$(4,150)	$2,445

(1) As of December 31, 2017, Assets and Liabilities held for sale were: (i) $3 million Cash and cash equivalents; (ii) $14 million Receivables, trade and other, net; (iii) $2 million Inventories; (iv) $3 million Net property; (v) $1 million Goodwill; (vi) $15 million Accounts and notes payable; and (vii) $2 million Noncontrolling interests. These assets and liabilities held for sale are included in the Non-Guarantors column, other than $1 million of Net property that is included in the Guarantor column.

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	September 30, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents (1)	$10	$3	$75	$—	$88
Receivables trade and other, net (1)	—	296	493	—	789
Inventories (1)	—	184	194	—	378
Other current assets	5	6	32	—	43
TOTAL CURRENT ASSETS	15	489	794	—	1,298
NET PROPERTY (1)	21	227	226	—	474
GOODWILL (1)	—	237	177	—	414
OTHER ASSETS (1)	271	106	219	—	596
INVESTMENTS IN SUBSIDIARIES	3,222	787	—	(4,009)	—
TOTAL ASSETS	$3,529	$1,846	$1,416	$(4,009)	$2,782
CURRENT LIABILITIES:
Short-term debt	$195	$2	$91	$—	$288
Accounts and notes payable (1)	55	246	321	—	622
Other current liabilities	69	69	134	—	272
TOTAL CURRENT LIABILITIES	319	317	546	—	1,182
LONG-TERM DEBT	743	—	7	—	750
RETIREMENT BENEFITS	291	—	23	—	314
INTERCOMPANY PAYABLE (RECEIVABLE)	1,866	(2,160)	294	—	—
OTHER LIABILITIES	40	93	106	—	239
MEZZANINE EQUITY	2	—	—	—	2
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	268	3,596	413	(4,009)	268
NONCONTROLLING INTERESTS (1)	—	—	27	—	27
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY (DEFICIT)	$3,529	$1,846	$1,416	$(4,009)	$2,782

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(75)	$10	$98	$—	$33
INVESTING ACTIVITIES
Capital expenditures	(1)	(9)	(8)	—	(18)
Proceeds from prior year sale of equity method investment	250	—	—	—	250
Cash paid for investment in Transportation Power, Inc.	(3)	—	—	—	(3)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	246	(9)	(8)	—	229
FINANCING ACTIVITIES
Borrowings and securitization	—	—	(51)	—	(51)
Redemption of notes	(181)	—	—	—	(181)
Intercompany advances	23	—	(23)	—	—
Other financing activities	—	(1)	—	—	(1)
CASH USED FOR FINANCING ACTIVITIES	(158)	(1)	(74)	—	(233)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(1)	—	(1)
CHANGE IN CASH AND CASH EQUIVALENTS	13	—	15	—	28
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10	3	75	—	88
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23	$3	$90	$—	$116

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2016 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(44)	$6	$24	$—	$(14)
INVESTING ACTIVITIES
Capital expenditures	(5)	(7)	(5)	—	(17)
Net investing cash flows provided by discontinued operations	—	2	—	—	2
CASH USED FOR INVESTING ACTIVITIES	(5)	(5)	(5)	—	(15)
FINANCING ACTIVITIES
Intercompany advances	24	—	(24)	—	—
Other financing activities	—	(1)	(3)	—	(4)
CASH USED FOR FINANCING ACTIVITIES	24	(1)	(27)	—	(4)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(2)	—	(2)
CHANGE IN CASH AND CASH EQUIVALENTS	(25)	—	(10)	—	(35)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	90	4	66	—	160
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65	$4	$56	$—	$125

(1)	Amounts have been recast to reflect the release of certain guarantors in accordance with the company’s senior secured revolving credit facility.

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As of December 31, 2017 and September 30, 2017, Parent-only obligations included $287 million and $303 million of pension and retiree medical benefits, respectively (see Note 20). All debt is debt of the Parent other than $48 million and $100 million at December 31, 2017 and September 30, 2017, respectively (see Note 18), and is primarily related to U.S. accounts receivable securitization and capital lease obligations. There were $6 million of cash dividends paid to the Parent by subsidiaries and investments accounted for by the equity method for the three months ended December 31, 2017 and no cash dividends for the three months ended December 31, 2016.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

25. Subsequent Events

On January 18, 2018, the company announced a realignment of its operating segments to further drive its long-term strategic objectives while also assigning new responsibilities as part of Meritor’s commitment to leadership development. In the second quarter of fiscal year 2018, management will reorganize its management reporting structure and begin to manage its operations under its new segment structure. The company will reassess its reportable segments in the second quarter of fiscal year 2018 to determine if a change in its reportable segments is needed.
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
1st Quarter Fiscal Year 2018 Results
Our sales for the first quarter of fiscal year 2018 were $903 million, an increase compared to $699 million in the same period in the prior fiscal year. The increase in sales was primarily driven by higher truck production in all of our markets, with North America experiencing the largest increase, in addition to new business wins and favorable foreign currency impacts.
Net loss attributable to Meritor for the first quarter of fiscal year 2018 was $36 million compared to net income attributable to Meritor of $15 million in the same period in the prior fiscal year. Lower net income year over year was driven primarily by $77 million of higher tax expense as a result of the enactment of the Tax Cuts and Jobs Act ("U.S. tax reform"). The three months ended December 31, 2017 include $43 million of non-cash tax expense related to the revaluation of our deferred tax assets and liabilities as a result of the U.S. tax reform and $34 million of non-cash tax expense related to the one-time deemed repatriation of accumulated foreign earnings, which has no cash impact due to the use of foreign tax credits.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the first quarter of fiscal year 2018 was $99 million compared to $64 million in the same period in the prior fiscal year. Our adjusted EBITDA margin (see Non-GAAP Financial Measures below) in the first quarter of fiscal year 2018 was 11.0 percent compared to 9.2 percent in the same period a year ago. Higher adjusted EBITDA year over year was driven primarily by conversion on higher revenue and the favorable impact of changes to the company's retiree medical benefits.
Net loss from continuing operations attributable to the company for the first quarter of fiscal year 2018 was $35 million compared to net income from continuing operations attributable to the company of $15 million in the same period in the prior fiscal year. Adjusted income from continuing operations attributable to the company (see Non-GAAP Financial Measures below) for the first quarter of fiscal year 2018 was $55 million compared to $22 million in the same period in the prior fiscal year.
Cash provided by operating activities was $33 million in the first quarter of fiscal year 2018 compared to cash used for operating activities of $14 million in the first quarter of fiscal year 2017. Higher earnings helped drive cash flow performance in the first quarter of fiscal 2018.
U.S. Tax Reform
On December 22, 2017, President Trump signed into law the U.S. tax reform, which makes significant changes to the U.S. tax code. The U.S tax reform makes broad and complex changes to the U.S. tax code that will affect our fiscal year ending September 30, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate and requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The U.S. tax reform reduces the federal corporate tax rate to 21 percent in the fiscal year ending September 30, 2018. Section 15 of the Internal Revenue Code stipulates that our fiscal year ending September 30, 2018 will have a blended corporate tax rate of 24.5 percent, which is based on the applicable tax rates before and after the U.S. tax reform and the number of days in the year.
The Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the U.S. tax reform. SAB 118 provides a measurement period that should not extend beyond one year from the U.S. tax reform enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the U.S. tax reform for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the U.S. tax reform is incomplete but the company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial

MERITOR, INC.

statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the U.S. tax reform.
Specifically, we have included discrete tax expense in the first quarter financial statements related to provisional amounts under SAB 118 for the net impact on the revaluation of U.S. deferred tax assets and liabilities due to the federal income tax rate reduction from 35 percent to 21 percent. Additionally, we have estimated our liability and included provisional amounts for the one-time transition tax as a discrete tax expense. We will elect to offset the liability associated with this transition tax by utilizing foreign tax credit carryovers. The revaluation of the deferred tax assets and the transition tax resulted in a non-cash charge of $77 million in the first quarter.
We have not accounted for the tax impacts related to Global Intangible Low Tax Income (“GILTI”), Base Erosion Anti Abuse Tax (“BEAT”) or Foreign Derived Intangible Income (“FDII”) regimes or any of the other provisions of the U.S. tax reform that are not effective until fiscal year 2019. We have elected to treat GILTI as a period cost and, therefore, have not recognized basis differences that may reverse as GILTI in future periods.
Tax expense recognized in the quarter related to the transition tax and rate change on net deferred tax assets and liabilities are considered provisional under SAB 118. We will continue to refine our accumulated earnings and profit pools and the allocation of cash and non-cash earnings for purposes of calculating the transition tax liability. Additionally, we will update the impact of the rate change on the net deferred tax assets as we continue to accrue balances throughout the current year.
There were no adjustments to measurement period items during the quarter, as this was the first reporting period after enactment.
Debt Redemption
On November 2, 2017, we redeemed the remaining $175 million aggregate principal amount outstanding of our 6.75 percent notes due 2021 (the “6.75 Percent Notes”) pursuant to a special authorization of the Board of Directors. The redemption resulted in a loss on debt extinguishment of approximately $8 million. The loss on debt extinguishment is included in Interest expense, net in the consolidated statement of operations.
Trends and Uncertainties
     Industry Production Volumes
     The following table reflects estimated on-highway commercial truck production volumes for selected original equipment ("OE") markets for the three months ended December 31, 2017 and 2016 based on available sources and management’s estimates.

	Three Months Ended December 31,		Percent
	2017	2016	Change
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	67	47	43%
North America, Medium-Duty Trucks	57	54	6%
North America, Trailers	76	70	9%
Western Europe, Heavy- and Medium-Duty Trucks	123	123	—%
South America, Heavy- and Medium-Duty Trucks	24	14	71%
India, Heavy- and Medium-Duty Trucks	92	77	19%

North America:
During fiscal year 2018, we expect Class 8 truck production volumes in North America to increase significantly from the production levels experienced in fiscal year 2017.

Western Europe:
During fiscal year 2018, we expect production volumes in Western Europe to increase slightly from the levels experienced in fiscal year 2017.

South America:
During fiscal year 2018, we expect production volumes in South America to increase from the levels experienced in fiscal year 2017.

China:

MERITOR, INC.

During fiscal year 2018, we expect production volumes in China to increase from the levels experienced in fiscal year 2017 primarily due to improvements in the construction market.

India:
During fiscal year 2018, we expect production volumes in India to increase from the levels experienced in fiscal year 2017.

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

MERITOR, INC.

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
Management uses the aforementioned non-GAAP financial measures for planning and forecasting purposes, and segment adjusted EBITDA is also used as the primary basis for the Chief Operating Decision Maker (“CODM”) to evaluate the performance of each of our reportable segments.
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

	Three Months Ended December 31,
	2017	2016
Income (loss) from continuing operations attributable to the company	$(35)	$15
Loss on debt extinguishment	8	—
Restructuring costs	2	—
Asset impairment charges, net of noncontrolling interests	—	2
Non-cash tax expense (1)	5	5
U.S. tax reform impacts (2)	77	—
Income tax benefits	(2)	—
Adjusted income from continuing operations attributable to the company	$55	$22

Diluted earnings (loss) per share from continuing operations	$(0.40)	$0.17
Impact of adjustments on diluted earnings per share	1.02	0.08
Adjusted diluted earnings per share from continuing operations	$0.62	$0.25
(1) Represents tax expense related to the use of deferred tax assets in jurisdictions with net operating loss carry forwards.
(2) The three months ended December 31, 2017 include $43 million of non-cash tax expense related to the revaluation of our deferred tax assets and liabilities as a result of the U.S. tax reform and $34 million of non-cash tax expense related to the one-time deemed repatriation of accumulated foreign earnings, which has no cash tax impact due to the use of foreign tax credits.

Free cash flow is reconciled to cash provided by (used for) operating activities below (in millions).

	Three Months Ended December 31,
	2017	2016
Cash provided by (used for) operating activities	$33	$(14)
Capital expenditures	(18)	(17)
Free cash flow	$15	$(31)

Adjusted EBITDA and segment adjusted EBITDA are reconciled to net income attributable to Meritor, Inc. below (dollars in millions).

MERITOR, INC.

	Three Months Ended December 31,
	2017	2016
Net income (loss) attributable to Meritor, Inc.	$(36)	$15
Loss from discontinued operations, net of tax, attributable to Meritor, Inc.	1	—
Income (loss) from continuing operations, net of tax, attributable to Meritor, Inc.	$(35)	$15

Interest expense, net	24	21
Provision for income taxes	83	6
Depreciation and amortization	21	17
Noncontrolling interests	2	1
Loss on sale of receivables	2	1
Asset impairment charges	—	3
Restructuring costs	2	—
Adjusted EBITDA	$99	$64

Adjusted EBITDA margin (1)	11.0%	9.2%

Unallocated legacy and corporate expense (income), net (2)	2	—
Segment adjusted EBITDA	$101	$64

Commercial Truck & Industrial
Segment adjusted EBITDA	$80	$42
Segment adjusted EBITDA margin (3)	10.8%	7.8%

Aftermarket & Trailer
Segment adjusted EBITDA	$21	$22
Segment adjusted EBITDA margin (3)	10.8%	12.0%
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

MERITOR, INC.

Net debt is reconciled to total debt and adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. below (dollars in millions).

	December 31, 2017	September 30, 2017
Short-term debt (1)	$63	$288
Long-term debt	751	750
Total debt	814	1,038
Less: Cash and cash equivalents	(116)	(88)
Net debt	$698	$950
(1) In the first quarter of fiscal year 2018, we redeemed the remaining $175 million aggregate principal amount outstanding of the 6.75 Percent Notes.

	Twelve Months Ended (1)	Twelve Months Ended
	December 31, 2017	September 30, 2017
Net income attributable to Meritor, Inc.	$273	$324
Loss from discontinued operations, net of tax, attributable to Meritor, Inc.	2	1
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$275	$325

Interest expense, net	122	119
Gain on sale of equity investment	(243)	(243)
Provision for income taxes	129	52
Depreciation and amortization	79	75
Noncontrolling interests	5	4
Loss on sale of receivables	6	5
Asset impairment charges	1	4
Restructuring costs	8	6
Adjusted EBITDA	$382	$347

Net debt over adjusted EBITDA	1.8	2.7
(1) Trailing-twelve-month period ended December 31, 2017 is used to measure the company's leverage in order to assist management in its assessment of appropriate allocation of capital as part of our current M2019 plan and is also used to assess management's performance under one of our performance-based compensation plans.

MERITOR, INC.

Results of Operations

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016
   Sales
The following table reflects total company and business segment sales for the three months ended December 31, 2017 and 2016 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Three Months Ended December 31,				Dollar Change Due To
	2017	2016	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck & Industrial
North America	$372	$270	$102	38%	$—	$102
Europe	175	133	42	32%	15	27
South America	46	30	16	53%	1	15
China	43	24	19	79%	2	17
India	53	42	11	26%	2	9
Other	28	22	6	27%	—	6
Total External Sales	$717	$521	$196	38%	$20	$176
Intersegment Sales	21	18	3	17%	2	1
Total Sales	$738	$539	$199	37%	$22	$177

Aftermarket & Trailer
North America	$161	$156	$5	3%	$—	$5
Europe	25	22	3	14%	2	1
Total External Sales	$186	$178	$8	4%	$2	$6
Intersegment Sales	9	6	3	50%	2	1
Total Sales	$195	$184	$11	6%	$4	$7

Total External Sales	$903	$699	$204	29%	$22	$182
Commercial Truck & Industrial sales were $738 million in the first quarter of fiscal year 2018, up 37 percent compared to the first quarter of fiscal year 2017. The increase in sales was primarily driven by higher production in all of our markets, with North America experiencing the largest increase. In addition, we saw continued benefits from new business wins, as well as favorable foreign currency impacts due to the strengthening euro.
Aftermarket & Trailer sales were $195 million in the first quarter of fiscal year 2018, up 6 percent compared to the first quarter of fiscal year 2017. The increase in sales was primarily driven by higher volumes across the segment.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended December 31, 2017 was $763 million compared to $610 million in the same period in the prior fiscal year, representing an increase of 25 percent, primarily driven by increased volumes. Total cost of sales was 84.5 and 87.3 percent of sales for the three-month periods ended December 31, 2017 and 2016, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the first quarter of fiscal year 2018 compared to the same quarter in the prior year (in millions):

MERITOR, INC.

Cost of Sales
Three Months Ended December 31, 2016	$610
Volume, mix and other, net	136
Foreign exchange	17
Three Months Ended December 31, 2017	$763
     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Higher material costs	$124
Higher labor and overhead costs	38
Other, net	(9)
Total change in costs of sales	$153
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended December 31, 2017 increased $124 million compared to the same period in the prior fiscal year primarily due to higher volumes.
Labor and overhead costs increased $38 million compared to the same period in the prior fiscal year primarily due to higher volumes.
Other, net decreased $9 million compared to the same period in the prior fiscal year primarily due to lower retiree medical expense.
Gross margin was $140 million and $89 million for the three-month periods ended December 31, 2017 and 2016, respectively. Gross margin, as a percentage of sales, was 15.5 and 12.7 percent for the three-month periods ended December 31, 2017 and 2016, respectively. Gross margin as a percentage of sales increased due to the impacts of higher sales and lower retiree medical expense.
Other Income Statement Items
     Selling, general and administrative expenses (“SG&A”) for the three months ended December 31, 2017 and 2016 are summarized as follows (dollars in millions):

	Three Months Ended
	December 31, 2017		December 31, 2016		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(2)	(0.2)%	$(1)	(0.1)%	$1	0.1 pts
Short and long-term variable compensation	(12)	(1.3)%	(8)	(1.1)%	4	0.2 pts
Asbestos-related expense, net of asbestos-related insurance recoveries	(2)	(0.2)%	1	0.1%	3	0.3 pts
All other SG&A	(51)	(5.7)%	(45)	(6.5)%	6	(0.8) pts
Total SG&A	$(67)	(7.4)%	$(53)	(7.6)%	$14	(0.2) pts
We recognized $2 million and $6 million related to previous cash settlements with insurance companies for recoveries of defense and indemnity costs associated with asbestos liabilities in the first quarter of fiscal years 2018 and 2017, respectively, which are included in Asbestos-related expense, net of asbestos-related insurance recoveries (see Note 21 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).
All other SG&A, which represents normal selling, general and administrative expense, increased year-over-year, primarily due to investments to support M2019 growth initiatives.

MERITOR, INC.

Restructuring costs increased by $2 million from an insignificant amount in the first quarter of fiscal year 2017 to $2 million in the same period in fiscal year 2018. During the three months ended December 31, 2017, these costs primarily related to employee severance costs.
Other operating expense decreased by $2 million from $3 million in the first quarter of fiscal year 2017 to $1 million in the same period in fiscal year 2018. In the first quarter of fiscal year 2017, we recognized an impairment of $3 million related to a business classified as held for sale.
Operating income increased by $37 million from $33 million in the first quarter of fiscal year 2017 to $70 million in the same period in fiscal year 2018. Key items affecting operating income are discussed above.
Equity in earnings of affiliates decreased by $5 million from $10 million in the first quarter of fiscal year 2017 to $5 million in the same period in fiscal year 2018. In the fourth quarter of fiscal year 2017, we sold our interest in Meritor WABCO Vehicle Control Systems to a subsidiary of our joint venture partner, WABCO Holdings Inc. The decrease in equity in earnings of affiliates was primarily driven by Meritor WABCO Vehicle Control Systems earnings that were included in fiscal year 2017 results but not in fiscal year 2018. This decrease was partially offset by improved earnings in our remaining joint ventures.
Interest expense, net increased by $3 million from $21 million in the first quarter of fiscal year 2017 to $24 million in the same period in fiscal year 2018. In the first quarter of fiscal year 2018, we recognized an approximately $8 million loss on debt extinguishment, which is included in Interest expense, net, related to the redemption of our 6.75 Percent Notes. Interest expense related to fixed-rate debt decreased approximately $5 million as a result of capital markets transactions completed in the fourth quarter of fiscal year 2017 and the first quarter of fiscal year 2018, which lowered our total average debt balance and associated weighted average interest rate.
Provision for income taxes was $83 million in the first quarter of fiscal year 2018 compared to $6 million in the same period in the prior fiscal year. The three months ended December 31, 2017 include $43 million of non-cash tax expense related to the revaluation of our deferred tax assets and liabilities as a result of the U.S. tax reform and $34 million of non-cash tax expense related to the one-time deemed repatriation of accumulated foreign earnings, which has no cash impact due to the use of foreign tax credits. Also, a tax planning strategy was implemented that resulted in a $4 million tax benefit from the reversal of a tax valuation allowance in Sweden.
Loss from continuing operations (before noncontrolling interests) was $33 million in the first quarter of fiscal year 2018 compared to income from continuing operations of $16 million in the first quarter of fiscal year 2017. The reasons for the decrease are discussed above.
Loss from discontinued operations, net of tax was $1 million in the first quarter of fiscal year 2018 and an insignificant amount in the first quarter of fiscal year 2017.
Net loss attributable to Meritor, Inc. was $36 million in the first quarter of fiscal year 2018 compared to net income attributable to Meritor, Inc. of $15 million in the first quarter of fiscal year 2017. The various factors affecting net income (loss) are discussed above.

Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins
Segment adjusted EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, noncontrolling interests in consolidated joint ventures, loss on sale of receivables, restructuring expense, asset impairment charges and other special items as determined by management. Segment adjusted EBITDA excludes unallocated legacy and corporate expense (income), net. We use segment adjusted EBITDA as the primary basis for the CODM to evaluate the performance of each of our reportable segments. Segment adjusted EBITDA margin is defined as segment adjusted EBITDA divided by consolidated sales from continuing operations, either in the aggregate or by segment, as applicable. Segment adjusted EBITDA and segment adjusted EBITDA margin are non-GAAP measures (see Non-GAAP Financial Measures above).
     The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for the three months ended December 31, 2017 and 2016 (in millions).

MERITOR, INC.

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Three Months Ended December 31,			Three Months Ended December 31,
	2017	2016	Change	2017	2016	Change
Commercial Truck & Industrial	$80	$42	$38	10.8%	7.8%	3.0 pts
Aftermarket & Trailer	21	22	(1)	10.8%	12.0%	(1.2) pts
Segment adjusted EBITDA	$101	$64	$37	11.2%	9.2%	2.0 pts
     Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment adjusted EBITDA– Quarter ended December 31, 2016	$42	$22	$64
Lower earnings from unconsolidated affiliates	(5)	—	(5)
Short-and long-term variable compensation	3	1	4
Lower pension and retiree medical expense, net	10	1	11
Impact of foreign currency exchange rates	3	—	3
Volume, mix, pricing and other	27	(3)	24
Segment adjusted EBITDA – Quarter ended December 31, 2017	$80	$21	$101
Commercial Truck & Industrial segment adjusted EBITDA was $80 million in the first quarter of fiscal year 2018, up $38 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin increased to 10.8 percent compared to 7.8 percent in the same period in the prior fiscal year. The increases in both segment adjusted EBITDA and segment adjusted EBITDA margin were driven primarily by conversion on higher revenue and the favorable impact of changes to retiree medical benefits, partially offset by lower affiliate earnings from the Meritor WABCO sale.
     Aftermarket & Trailer segment adjusted EBITDA was $21 million in the first quarter of fiscal year 2018, down $1 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin decreased to 10.8 percent compared to 12.0 percent in the first quarter of fiscal year 2017. The decreases in segment adjusted EBITDA and segment adjusted EBITDA margin were driven in part by incremental investments supporting revenue growth initiatives.

MERITOR, INC.

Financial Condition
Cash Flows (in millions)

	Three Months Ended December 31,
	2017	2016
OPERATING CASH FLOWS
Income (loss) from continuing operations	$(33)	$16
Depreciation and amortization	21	17
Deferred income tax expense	73	4
Loss on debt extinguishment	8	—
Restructuring costs	2	—
Asset impairment charges	—	3
Equity in earnings of affiliates	(5)	(10)
Pension and retiree medical expense (income)	(8)	4
Dividends received from equity method investments	6	5
Pension and retiree medical contributions	(12)	(10)
Restructuring payments	(3)	(3)
Increase in working capital	(46)	(40)
Changes in off-balance sheet accounts receivable factoring	55	39
Other, net	(25)	(40)
Cash flows provided by (used for) continuing operations	33	(15)
Cash flows used for discontinued operations	—	1
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$33	$(14)
     Cash provided by operating activities in the first three months of fiscal year 2018 was $33 million compared to cash used for operating activities of $14 million in the same period of fiscal year 2017. The increase in cash provided by operating activities was primarily driven by conversion on higher sales year over year.

	Three Months Ended December 31,
	2017	2016
INVESTING CASH FLOWS
Capital expenditures	$(18)	$(17)
Proceeds from prior year sale of equity method investment	250	—
Cash paid for investment in Transportation Power, Inc.	(3)	—
Net investing cash flows provided by discontinued operations	—	2
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	$229	$(15)
     Cash provided by investing activities was $229 million in the first three months of fiscal year 2018 compared to cash used for investing activities of $15 million in the same period in fiscal year 2017. The increase in cash provided by investing activities was driven by $250 million of proceeds received in the first quarter of fiscal year 2018, from the sale of our interest in Meritor WABCO Vehicle Control Systems in the fourth quarter of fiscal year 2017.

	Three Months Ended December 31,
	2017	2016
FINANCING CASH FLOWS
Borrowings and securitization	$(51)	$—
Redemption of notes	(181)	—
Other financing activities	(1)	(4)
CASH USED FOR FINANCING ACTIVITIES	$(233)	$(4)

MERITOR, INC.

     Cash used for financing activities was $233 million in the first three months of fiscal year 2018 compared to $4 million in the same period of fiscal year 2017. The increase in cash used for financing activities is primarily related to the redemption of the 6.75 Percent Notes in the first quarter of fiscal year 2018. We utilized $185 million to redeem $175 million principal amount of our 6.75 Percent Notes (see Note 18 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). The increase was also driven by outstanding borrowings against our securitization facility in the current year.
Liquidity
Our outstanding debt, net of discounts and unamortized debt issuance costs, where applicable, is summarized in the table below (in millions).

	December 31,	September 30,
	2017	2017
Fixed-rate debt securities	$443	$616
Fixed-rate convertible notes	364	363
Unamortized discount on convertible notes	(43)	(42)
Other borrowings	50	101
Total debt	$814	$1,038
Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs and restructuring and product development programs. We expect fiscal year 2018 capital expenditures for our business segments to be approximately $100 million.
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
In December 2017, we filed a shelf registration statement with the Securities and Exchange Commission ("SEC"), registering an indeterminate amount of debt and/or equity securities that we may offer in one or more offerings on terms to be determined at the time of sale.
     We believe our current financing arrangements provide us with the financial flexibility required to maintain our operations and fund future growth, including actions required to improve our market share and further diversify our global operations, through the term of our revolving credit facility, which matures in March 2022.

MERITOR, INC.

     Sources of liquidity as of December 31, 2017, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 12/31/17	Readily Available as of 12/31/17	Current Expiration
On-balance sheet arrangements:
Revolving credit facility (1)	$525	$—	$525	March 2022 (1)
Committed U.S. accounts receivable securitization (2)	100	38	36	December 2020
Total on-balance sheet arrangements	$625	$38	$561
Off-balance sheet arrangements: (2)
Committed Swedish factoring facility (3)	$185	$202	$—	March 2020
Committed U.S. factoring facility	96	44	—	February 2019
Uncommitted U.K. factoring facility	30	12	—	February 2022
Uncommitted Italy factoring facility	36	31	—	June 2022
Other uncommitted factoring facilities	30	25	—	None
Letter of credit facility	25	16	9	March 2019
Total off-balance sheet arrangements	402	330	9
Total available sources	$1,027	$368	$570
(1)The availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant.
(2)Availability subject to adequate eligible accounts receivable available for sale.
(3)Actual amounts may exceed the bank's commitment at the bank's discretion.
Cash and Liquidity Needs – Our cash and liquidity needs have been affected by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At December 31, 2017, we had $116 million in cash and cash equivalents.
At December 31, 2017, we had approximately $19 million of our cash and cash equivalents held in jurisdictions outside of the U.S. that, if repatriated, could result in local withholding taxes. It is our intent to reinvest those cash balances in our foreign operations, and we will continue to meet our liquidity needs in the U.S. through ongoing cash flows from operations in the U.S., external borrowings or both.
Our availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant, as defined in the credit agreement, which may limit our borrowings under such agreement as of each quarter end. As long as we are in compliance with those covenants as of the quarter end, we have full availability (up to the amount of collateral under the collateral test) under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At December 31, 2017, we were in compliance with all covenants under our credit agreement.
Equity Repurchase Authorization – On July 21, 2016, our Board of Directors authorized the repurchase of up to $100 million of our common stock from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and our debt covenants. The amount remaining available for repurchases under this authorization was $100 million as of December 31, 2017.

Debt Repurchase Authorization – On July 21, 2016, our Board of Directors authorized the repurchase of up to $150 million aggregate principal amount of any of our debt securities (including convertible debt securities) from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and our debt covenants. The amount remaining available for repurchases under this authorization was $50 million as of December 31, 2017.

Redemption of 6.75 Percent Notes - On September 28, 2017, we redeemed $100 million of the outstanding $275 million aggregate principal amount of our 6.75 percent Notes due 2021 (the "6.75 Percent Notes") at a price of $1,033.75 per $1,000 of principal amount, plus accrued and unpaid interest. As a result, a loss on debt extinguishment of $5 million was recorded in the

MERITOR, INC.

consolidated statement of operations within Interest expense, net during fiscal year 2017. The redemption was made pursuant to the July 2016 debt repurchase authorization (see Note 22 of the Notes to Consolidated Financial Statements).
On November 2, 2017, we redeemed the remaining $175 million aggregate principal amount outstanding of the company's 6.75 Percent Notes at a price of $1,033.75 per $1,000 of principal amount, plus accrued and unpaid interest. As a result, a loss on debt extinguishment of $8 million was recorded in the consolidated statement of operations within Interest expense, net. The redemption was made pursuant to a special authorization from the Board of Directors in connection with the sale of the Meritor WABCO JV.
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
 The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement. At December 31, 2017, we were in compliance with all covenants under the revolving credit facility with a ratio of approximately 0.26x for the priority debt-to-EBITDA ratio covenant.
     The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At December 31, 2017, the revolving credit facility was collateralized by approximately $726 million of our assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and our investment in all or a portion of certain of our wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating. At December 31, 2017, the margin over LIBOR rate was 300 basis points and the commitment fee was 45 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 200 basis points.
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
No borrowings were outstanding under the revolving credit facility at December 31, 2017 and September 30, 2017. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At December 31, 2017 and September 30, 2017, there were no letters of credit outstanding under the revolving credit facility.
U.S. Securitization Program – We have a $100 million U.S. accounts receivables securitization facility. On December 5, 2017, we entered into an amendment that extended the facility expiration date to December 2020. The maximum permitted priority debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the condensed consolidated balance sheet. At December 31, 2017, $38 million, including letters of credit, were outstanding under this program. At September 30, 2017, $89 million was outstanding under this program, and no amounts were outstanding for letters of credit. This securitization program contains a cross default to our revolving credit facility. At December 31, 2017, we were in compliance with all covenants under our credit agreement (see Note 18 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash received from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.

MERITOR, INC.

Capital Leases – In March 2012, we entered into a master lease agreement with Wells Fargo Equipment Finance, under which we can enter into lease arrangements for equipment. Each lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. We had $2 million and $3 million outstanding under this capital lease arrangement as of December 31, 2017 and September 30, 2017, respectively. In addition, we had another $9 million and $10 million outstanding through other capital lease arrangements at December 31, 2017 and September 30, 2017, respectively.
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
Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under our revolving credit facility if the defaulted amount exceeds $35 million per bank. As of December 31, 2017 and September 30, 2017, we had $22 million and $24 million, respectively, outstanding under this program at more than one bank.
Credit Ratings – At January 31, 2018, our Standard & Poor’s corporate credit rating and senior unsecured credit rating were BB and BB-, respectively, and our Moody’s Investors Service corporate credit rating and senior unsecured credit rating were B1 and B2, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
Off-Balance Sheet Arrangements
     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with a total amount utilized at December 31, 2017 of $314 million, of which $246 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $68 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.
The Swedish facility is backed by a 364-day liquidity commitment from Nordea Bank, which was renewed through April 23, 2018. Commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in the case of the U.K. and Italy commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).
     Letter of Credit Facilities – On February 21, 2014, we amended and restated our letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, which expires in March 2019, we have the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $25 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. We had $16 million and $18 million of letters of credit outstanding under this facility at December 31, 2017 and September 30, 2017, respectively. In addition, we had another $5 million of letters of credit outstanding through other letter of credit facilities at December 31, 2017 and September 30, 2017.
Contingencies
Contingencies related to environmental, asbestos and other matters are discussed in Note 21 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
Critical Accounting Policies
Our significant accounting policies are consistent with those described in Note 2 to our consolidated financial statements in Item 8 of our 2017 Form 10-K. Our critical accounting estimates are consistent with those described in Item 7 of our 2017 Form 10-K.
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
We use foreign currency forward contracts to minimize the earnings exposures arising from foreign currency exchange risk on foreign currency purchases and sales. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under this cash flow hedging program, we designate the foreign currency contracts (the “contracts”) as cash flow hedges of underlying foreign currency forecasted purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated other comprehensive loss (“AOCL”) in the statement of shareholders' equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 18 months or less.
We use foreign currency option contracts to mitigate foreign currency exposure on expected future Indian Rupee-denominated purchases. In the second quarter of fiscal year 2015, we monetized our outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2017. In the fourth quarter of fiscal year 2016, we entered into a new series of foreign currency option contracts with effective dates from the start of the first quarter of fiscal year 2017 through the end of fiscal year 2018. In the third quarter of fiscal year 2017, we monetized our outstanding foreign currency option contracts and in the third and fourth quarters of fiscal year 2017, entered into a new series of foreign currency option contracts with maturity dates in fiscal year 2018 and fiscal year 2019. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statements of operations.
We use foreign currency option contracts to mitigate foreign currency exposure on expected future South Korean won-denominated purchases. In the first quarter of fiscal year 2018, we entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2018 through the end of fiscal year 2018. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statements of operations.
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

MERITOR, INC.

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase (Decrease) in
Foreign Currency Sensitivity:
Forward contracts in USD (1)	$4.1	$(4.1)	Fair Value
Forward contracts in Euro (1)	(6.8)	6.8	Fair Value
Foreign currency denominated debt (2)	0.8	(0.8)	Fair Value
Foreign currency option contracts in USD	4.8	4.1	Fair Value
Foreign currency option contracts in Euro	(0.6)	5.2	Fair Value

	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase (Decrease) in
Interest Rate Sensitivity:
Debt – fixed rate (3)	$(38.6)	$41.4	Fair Value
Debt – variable rate	(0.2)	0.2	Cash flow
Interest rate swaps	—	—	Fair Value

(1)Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)At December 31, 2017, the fair value of outstanding foreign currency denominated debt was $8 million. A 10% decrease in quoted currency exchange rates would result in a decrease of $1 million in foreign currency denominated debt. At December 31, 2017, a 10% increase in quoted currency exchange rates would result in an increase of $1 million in foreign currency denominated debt.

(3) At December 31, 2017, the fair value of outstanding debt was $943 million. A 50 basis points decrease in quoted interest rates would result in an increase of $41.4 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in a decrease of $38.6 million in the fair value of fixed rate debt.

MERITOR, INC.

Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

MERITOR, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth below and in Note 21 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as amended.
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
 On December 22, 2005, the District Court issued a preliminary injunction enjoining the company from implementing changes to retiree health benefits and ordered the company to reinstate and resume paying the full cost of health benefits for the UAW retirees at the levels existing prior to the changes made in 2002 and 2004. In 2006, the District Court granted a motion by the UAW for summary judgment and granted the UAW’s request to make the terms of the preliminary injunction permanent (the “injunction”). The company accounted for the injunction as a rescission of the 2002 and 2004 plan amendments and began recording the impact of the injunction in March 2006. In addition, the injunction ordered the defendants to reimburse the plaintiffs for out-of-pocket expenses incurred since the date of the earlier benefit modifications. In 2007, the company appealed the District Court’s order to the U.S. Court of Appeals for the Sixth Circuit ("Sixth Circuit"). The Sixth Circuit affirmed the District Court’s ruling, and the company moved for an en banc rehearing. This motion was held in abeyance while the parties attempted to settle the case.  In July 2016, the company moved for re-hearing based on a January 2015 U.S. Supreme Court decision on the subject matter and a subsequent Sixth Circuit ruling in a separate case on the same subject matter. The court granted the re-hearing, and in April 2017, the Sixth Circuit reversed the District Court’s decision, finding that the retiree medical benefits were not vested for life through the CBAs.
The plaintiffs’ appeal to the Sixth Circuit for a rehearing en banc was denied in June 2017. The plaintiffs subsequently filed a motion to stay the Sixth Circuit's mandate pending appeal to the U.S. Supreme Court. The Sixth Circuit denied that motion on July 10, 2017 and issued the mandate the same day. Through the Sixth Circuit's mandate, the case was remanded to the District Court to carry out further proceedings as necessary to comply with the mandate. On July 19, 2017, the company filed a motion with the District Court to dissolve the injunction and enter the judgment in favor of the defendants. On September 6, 2017, pursuant to the mandate from the Sixth Circuit, the District Court dissolved its 2006 injunction which previously barred the modification of the benefits provided by the Company to the class of UAW employee retirees. The plaintiffs filed a petition for a writ of certiorari with the Supreme Court of the United States on September 15, 2017, which was denied on November 27, 2017.
Item 1A. Risk Factors
There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as amended.

MERITOR, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1- 31, 2017	—	$—	—	$—
November 1- 30, 2017	—	$—	—	$—
December 1- 31, 2017	—	$—	—	$—
Total	—		—

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

     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. There were no shares withheld in the first quarter of fiscal 2018 to satisfy tax obligations for exercise of options. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the first quarter of fiscal 2018 to satisfy tax obligations upon the vesting of restricted shares. The company does not believe such purchases or transactions described above are issuer repurchases for the purposes of this Item 2 of Part II of this Quarterly Report on Form 10-Q.

MERITOR, INC.

Item 5. Other Information
Cautionary Statement
This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to reliance on major OEM customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to manage demand expectations in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on our European operations, or financing arrangements related thereto following the United Kingdom's decision to exit the European Union or, in the event one or more other countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, restrictive government actions regarding trade, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); risks related to our joint ventures; rising costs of pension benefits; the ability to achieve the expected benefits of strategic initiatives and restructuring actions; our ability to successfully integrate the products and technologies of FABCO Holdings, Inc. and future results of such acquisition, including its generation of revenue and it being accretive; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development and launch of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental, asbestos-related, or other matters; the actual impacts of our modifications to benefits provided to certain former union employee retirees on the company’s balance sheet, earnings and amount of cash payments; possible changes in accounting rules; ineffective internal controls; and other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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
10-a**
Amendment No. 2 to Third Amended and Restated Credit Agreement and Amendment No. 1 to Third Amended and Restated Pledge and Security Agreement, dated as of December 14, 2017, among Meritor, AFI, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10-b**
Eighth Amendment to the Receivables Purchase Agreement dated as of December 5, 2017, by and among ArvinMeritor Receivables Corporation, as Seller, Meritor, Inc., as Initial Servicer, and PNC Bank, National Association, as a Related Committed Purchaser, as an LC Participant, as a Purchaser Agent, as LC Bank and as Administrator.

10-c**
Extension Letter dated January 23, 2018 of Receivables Purchase Agreement dated February 2, 2012 between Meritor Heavy Vehicle Braking Systems (UK) Limited, as seller, Viking Asset Purchaser No. 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee.

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

MERITOR, INC.

Date:	February 1, 2018	By:	/s/	April Miller Boise
April Miller Boise
Senior Vice President, Chief Legal Officer and Corporate Secretary
(For the registrant)

Date:	February 1, 2018	By:	/s/	Paul D. Bialy
Paul D. Bialy
Vice President, Controller and Principal Accounting Officer

Date:	February 1, 2018	By:	/s/	Kevin A. Nowlan
Kevin A. Nowlan
Senior Vice President and Chief Financial Officer