Form 10-Q
period 2018-04-01
MERITOR INC
filed 2018-05-03
CIK 1113256

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 1, 2018
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
87,862,444 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on May 1, 2018.

MERITOR, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(Unaudited)
Sales	$1,066	$806	$1,969	$1,505
Cost of sales	(888)	(685)	(1,651)	(1,295)
GROSS MARGIN	178	121	318	210
Selling, general and administrative	(74)	(66)	(141)	(119)
Restructuring costs	(1)	(4)	(3)	(4)
Other operating expense, net	(11)	(2)	(12)	(5)
OPERATING INCOME	92	49	162	82
Other expense, net	—	—	(1)	—
Equity in earnings of affiliates	6	8	11	18
Interest expense, net	(16)	(21)	(40)	(42)
INCOME BEFORE INCOME TAXES	82	36	132	58
Provision for income taxes	(22)	(13)	(105)	(19)
INCOME FROM CONTINUING OPERATIONS	60	23	27	39
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	(1)	—
NET INCOME	60	23	26	39
Less: Net income attributable to noncontrolling interests	(3)	(1)	(5)	(2)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$57	$22	$21	$37
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$57	$22	$22	$37
Loss from discontinued operations	—	—	(1)	—
Net income	$57	$22	$21	$37
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.64	$0.25	$0.25	$0.42
Discontinued operations	—	—	(0.01)	—
Basic earnings per share	$0.64	$0.25	$0.24	$0.42
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.63	$0.24	$0.24	$0.41
Discontinued operations	—	—	(0.01)	—
Diluted earnings per share	$0.63	$0.24	$0.23	$0.41

Basic average common shares outstanding	88.6	88.2	88.6	87.7
Diluted average common shares outstanding	91.2	92.0	91.3	90.2

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(Unaudited)
Net income	$60	$23	$26	$39
Other comprehensive income (loss):
Foreign currency translation adjustments:
Attributable to Meritor, Inc.	14	19	6	(9)
Attributable to noncontrolling interest	—	1	1	(1)
Pension and other postretirement benefit related adjustments	3	11	6	22
Unrealized gain on investments and foreign exchange contracts	3	1	3	2
Other comprehensive income, net of tax	20	32	16	14
Total comprehensive income	80	55	42	53
Less: Comprehensive income attributable to noncontrolling interest	(3)	(2)	(6)	(1)
Comprehensive income attributable to Meritor, Inc.	$77	$53	$36	$52

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2018	September 30, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (1)	$100	$88
Restricted cash	9	—
Receivables, trade and other, net (1)	581	789
Inventories (1)	455	378
Other current assets	41	43
TOTAL CURRENT ASSETS	1,186	1,298
NET PROPERTY (1)	459	474
GOODWILL (1)	418	414
OTHER ASSETS (1)	532	596
TOTAL ASSETS	$2,595	$2,782
LIABILITIES, MEZZANINE EQUITY AND EQUITY
CURRENT LIABILITIES:
Short-term debt	$77	$288
Accounts and notes payable (1)	692	622
Other current liabilities	249	272
TOTAL CURRENT LIABILITIES	1,018	1,182
LONG-TERM DEBT	728	750
RETIREMENT BENEFITS	291	314
OTHER LIABILITIES	244	239
TOTAL LIABILITIES	2,281	2,485
COMMITMENTS AND CONTINGENCIES (See Note 20)
MEZZANINE EQUITY:
Convertible debt with cash settlement	2	2
EQUITY:
Common stock (March 31, 2018 and September 30, 2017, 102.1 and 101.4 shares issued and 87.9 and 88.6 shares outstanding, respectively)	102	101
Additional paid-in capital	775	765
Retained earnings	104	83
Treasury stock, at cost (March 31, 2018 and September 30, 2017, 14.2 and 12.8 shares, respectively)	(169)	(136)
Accumulated other comprehensive loss	(530)	(545)
Total equity attributable to Meritor, Inc.	282	268
Noncontrolling interests (1)	30	27
TOTAL EQUITY	312	295
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,595	$2,782
(1) As of March 31, 2018, Assets and liabilities held for sale consisted of $3 million Net property. As of September 30, 2017, Assets and liabilities held for sale were: (i) $1 million Cash and cash equivalents; (ii) $13 million Receivables, trade and other, net; (iii) $2 million Inventories; (iv) $3 million Net property; (v) $1 million Goodwill; (vi) $1 million Other assets; (vii) $12 million Accounts and notes payable; and (viii) $2 million Noncontrolling interests.
See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Six Months Ended March 31,
	2018	2017
	(Unaudited)
OPERATING ACTIVITIES
CASH PROVIDED BY OPERATING ACTIVITIES (See Note 10)	$72	$30
INVESTING ACTIVITIES
Capital expenditures	(35)	(40)
Proceeds from prior year sale of equity method investment	250	—
Cash paid for investment in Transportation Power, Inc.	(3)	—
Proceeds from sale of a business	4	—
Net investing cash flows provided by discontinued operations	—	2
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	216	(38)
FINANCING ACTIVITIES
Borrowings and securitization	(60)	—
Redemption of notes	(181)	—
Debt issuance costs	—	(4)
Other financing activities	(2)	(11)
Net change in debt	(243)	(15)
Repurchase of common stock	(33)	—
CASH USED FOR FINANCING ACTIVITIES	(276)	(15)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	1
CHANGE IN CASH AND CASH EQUIVALENTS	12	(22)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88	160
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$100	$138

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity (Deficit) Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning balance at September 30, 2017	$101	$765	$83	$(136)	$(545)	$268	$27	$295
Comprehensive income (loss)	—	—	21	—	15	36	6	42
Equity based compensation expense	—	10	—	—	—	10	—	10
Vesting of equity based awards	1	(1)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	(33)	—	(33)	—	(33)
Noncontrolling interest dividend	—	—	—	—	—	—	(1)	(1)
Other equity adjustments	—	1	—	—	—	1	(2)	(1)
Ending Balance at March 31, 2018	$102	$775	$104	$(169)	$(530)	$282	$30	$312

Beginning balance at September 30, 2016	$99	$876	$(241)	$(136)	$(809)	$(211)	$25	$(186)
Comprehensive income	—	—	37	—	15	52	1	53
Equity based compensation expense	—	7	—	—	—	7	—	7
Vesting of equity based awards	2	(2)	—	—	—	—	—	—
Stock option exercises	—	2	—	—	—	2	—	2
Convertible debt with cash settlement	—	(13)	—	—	—	(13)	—	(13)
Noncontrolling interest dividends	—	—	—	—	—	—	(1)	(1)
Ending Balance at March 31, 2017	$101	$870	$(204)	$(136)	$(794)	$(163)	$25	$(138)

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
In the opinion of the company, the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as amended. The condensed consolidated balance sheet data as of September 30, 2017 was derived from audited financial statements but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended March 31, 2018 are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30, and its fiscal quarters generally end on the Sundays nearest December 31, March 31 and June 30. The second quarter of fiscal years 2018 and 2017 ended on April 1, 2018 and April 2, 2017, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and March 31 are used consistently throughout this report to represent the fiscal year end and second fiscal quarter end, respectively.
2. Earnings per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted shares, restricted share units, performance share unit awards and convertible securities, if applicable.
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Basic average common shares outstanding	88.6	88.2	88.6	87.7
Impact of restricted shares, restricted share units and performance share units	1.6	1.1	1.6	1.2
Impact of convertible notes	1.0	2.7	1.1	1.3
Diluted average common shares outstanding	91.2	92.0	91.3	90.2
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
For each of the three and six months ended March 31, 2018, the dilutive impact of previously issued restricted shares, restricted share units and performance share units was 1.6 million shares. For the three and six months ended March 31, 2017, the dilutive impact of previously issued restricted shares, restricted share units, and performance share units was 1.1 million and 1.2 million shares, respectively. For the three and six months ended March 31, 2018, compensation cost related to restricted shares, restricted share units and performance share units was $5 million and $10 million, respectively. For the three and six months ended March 31, 2017, compensation cost related to restricted shares, restricted share units and performance share units was $4 million and $7 million, respectively.
For the three and six months ended March 31, 2018, 1.0 million and 1.1 million shares, respectively, were included in the computation of diluted earnings per share, as the company's average stock price during these periods exceeded the conversion price for the 7.875 percent convertible notes due 2026. For the three and six months ended March 31, 2017, 2.7 million and 1.3 million shares, respectively, were included in the computation of diluted earnings per share, as the company's average stock price during these periods exceeded the conversion price for the 7.875 percent convertible notes due 2026.
3. New Accounting Standards
Accounting standards implemented during fiscal year 2018
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendment changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line as the hedged item.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The guidance also eases certain documentation and assessment requirements and modifies the accounting components excluded from the assessment of hedge effectiveness. Changes to income statement classification and financial statement disclosures will be applied prospectively from the date of adoption. The company adopted this standard in the first quarter of fiscal year 2018. This guidance did not have a material impact on the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests held through Related Parties that are under Common Control, which alters how a decision maker needs to consider indirect interests in a variable interest entity ("VIE") held through an entity under common control. Under the ASU, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. The company adopted this standard in the first quarter of fiscal year 2018. This guidance did not have a material impact on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU intends to simplify how share-based payments are accounted for, including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The company adopted this standard in the first quarter of fiscal year 2018. Following adoption of this standard, all excess tax benefits and all tax deficiencies generated in the current and future periods will be prospectively recorded as income tax benefit or expense in the company’s consolidated statement of operations in the reporting period in which they occur. An income tax benefit of approximately $1 million was recognized in the quarterly period ended December 31, 2017 as a result of the adoption of ASU 2016-09 and a corresponding $1 million increase in income from continuing operations and net income was recognized during the period. The amendments in the guidance that require application using a modified retrospective transition method did not impact the company. Therefore, there was no cumulative-effect adjustment to retained earnings recognized as of October 2, 2017. The company has elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires entities that measure inventory using first-in, first-out ("FIFO") or average cost to measure inventory at the lower of cost and net realizable value. The company adopted this standard in the first quarter of fiscal year 2018. This guidance did not have a material impact on the consolidated financial statements.
Accounting standards to be implemented
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 ("U.S. tax reform") from accumulated other comprehensive income into retained earnings.  ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminates the need to determine the fair value of individual assets and liabilities of a reporting unit to measure a goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. The revised guidance will be applied prospectively, and is effective for calendar year-end Securities and Exchange Commission ("SEC") filers in 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The new guidance is not expected to have a material impact on the company's consolidated financial statements.

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including accounts receivable. The ASU also modifies the impairment model for available-for-sale ("AFS") debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The amendments in this update are required to be adopted by public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The company is currently evaluating the potential impact of this new guidance on its accounting policies and its consolidated financial statements.

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
4. Discontinued Operations
Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Sales	$—	$—	$—	$—

Loss before income taxes	$—	$—	$(2)	$—
Benefit from income taxes	—	—	1	—
Loss from discontinued operations attributable to Meritor, Inc.	$—	$—	$(1)	$—
Loss from discontinued operations attributable to the company for the six months ended March 31, 2018 was primarily related to changes in estimates related to legal costs incurred in connection with a previously divested business.
Total discontinued operations assets as of March 31, 2018 and September 30, 2017 were $2 million and $1 million, respectively, and total discontinued operations liabilities as of March 31, 2018 and September 30, 2017 were $9 million and $6 million, respectively.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Goodwill
In accordance with FASB Accounting Standards Codification ("ASC") Topic 350-20, “Intangibles - Goodwill and Other,” goodwill is reviewed for impairment annually during the fourth quarter of the fiscal year or more frequently if certain indicators arise. If business conditions or other factors cause the operating results and cash flows of a reporting unit to decline, the company may be required to record impairment charges for goodwill at that time.
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
Realignment of Reporting Units
As discussed in Note 22, "Business Segment Information," the company realigned its operations in the second quarter of fiscal year 2018, resulting in a change to its reportable segments. As a result of the change in reportable segments, the company's reporting units changed. The Commercial Truck & Trailer segment contains two reporting units. The Aftermarket & Industrial segment contains three reporting units. Goodwill was reassigned to the new reporting units using a relative fair value allocation.

A summary of the changes in the carrying value of goodwill by the company’s two reportable segments are presented below (in millions):

	Commercial Truck & Trailer	Aftermarket & Industrial	Total
Goodwill (1)	$283	$146	$429
Accumulated impairment losses (1)	—	(15)	(15)
Beginning balance at September 30, 2017 (1)	283	131	414
Adjustment due to sale of a business (see Note 8)	(1)	—	(1)
Fabco measurement period adjustment (see Note 8)	—	(1)	(1)
Foreign currency translation	4	2	6
Balance at March 31, 2018	$286	$132	$418
(1) Amounts have been recast to reflect reportable segment changes (see Note 22).

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Restructuring Costs
Restructuring reserves, primarily related to unpaid employee termination benefits, were $5 million at March 31, 2018 and $6 million at September 30, 2017. The changes in restructuring reserves for the six months ended March 31, 2018 and 2017 are as follows (in millions):

	Employee Termination Benefits	Plant Shutdown & Other	Total
Beginning balance at September 30, 2017	$5	$1	$6
Activity during the period:
Charges to continuing operations	3	—	3
Cash payments – continuing operations	(3)	(1)	(4)
Total restructuring reserves at March 31, 2018	5	—	5
Less: non-current restructuring reserves	(2)	—	(2)
Restructuring reserves – current, at March 31, 2018	$3	$—	$3

Balance at September 30, 2016	$15	$1	$16
Activity during the period:
Charges to continuing operations	4	—	4
Cash payments – continuing operations	(7)	—	(7)
Other	(1)	—	(1)
Total restructuring reserves at March 31, 2017	11	1	12
Less: non-current restructuring reserves	(1)	—	(1)
Restructuring reserves – current, at March 31, 2017	$10	$1	$11

Restructuring Costs: During the first six months of fiscal year 2018, the company recorded restructuring costs of $3 million primarily associated with labor reduction programs in the Commercial Truck & Trailer segment and Aftermarket & Industrial segments. During the first six months of fiscal year 2017, the company recorded restructuring costs of $4 million primarily associated with a labor reduction program in the Commercial Truck & Trailer and Aftermarket & Industrial segments.
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

On December 22, 2017, the U.S. government enacted the U.S. tax reform. The U.S. tax reform makes broad and complex changes to the U.S. tax code that will affect the company's fiscal year ending September 30, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate and requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The U.S. tax reform reduces the federal corporate tax rate to 21 percent in the fiscal year ending September 30, 2018. Section 15 of the Internal Revenue Code stipulates that the company's fiscal year ending September 30, 2018 will have a blended corporate tax rate of 24.5 percent, which is based on the applicable tax rates before and after the U.S. tax reform and the number of days in the year.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the U.S. tax reform. SAB 118 provides a measurement period that should not extend beyond one year from the U.S. tax reform enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the U.S. tax reform for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the U.S. tax reform is incomplete but the company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the U.S. tax reform.

Specifically, the company included discrete tax expense in its first quarter financial statements for fiscal year 2018 related to provisional amounts under SAB 118 for the impact of the revaluation of U.S. deferred tax assets and liabilities due to the federal income tax rate reduction from 35 percent to 21 percent. In order to properly account for the blended tax rate in place for fiscal year 2018, the company estimated the deferred tax assets and liabilities expected to reverse during the current fiscal year and applied a tax rate of 24.5 percent. All other deferred tax assets and liabilities are expected to reverse in fiscal year 2019 or later and were revalued at 21 percent. Additionally, the company estimated its liability and included provisional amounts for the one-time transition tax as a discrete tax expense. The company will elect to offset the liability associated with this transition tax by utilizing foreign tax credit carryovers. The revaluation of the deferred tax assets and the transition tax resulted in a non-cash charge of $77 million in the first quarter of fiscal year 2018. In the second quarter of fiscal year 2018, a $1 million adjustment was made to reduce the revaluation of deferred tax assets, resulting in a net non-cash charge of $76 million for the six months ended March 31, 2018.

Tax expense recognized in fiscal year 2018 related to the transition tax and rate change on net deferred tax assets and liabilities are considered provisional under SAB 118. The company will continue to refine its accumulated earnings and profit pools and the allocation of cash and non-cash earnings for purposes of calculating the transition tax liability. Additionally, net deferred tax assets were reevaluated as of the enactment date using estimated fiscal year 2018 utilization amounts. The company will update the impact of the rate change on the net deferred tax assets as it continues to account for deferred activity throughout the current year.

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

In evaluating its ability to recover these net deferred tax assets, the company utilizes a consistent approach which considers its historical operating results, including an assessment of the degree to which any gains or losses are driven by items that are unusual in nature, and tax planning strategies. In addition, the company reviews changes in near-term market conditions and other factors that impact future operating results. In the first quarter of fiscal year 2018, a tax planning strategy was implemented that resulted in a $4 million tax benefit from the reversal of a tax valuation allowance in Sweden. As of March 31, 2018, the company continues to maintain the valuation allowances in Brazil, France, the U.K., along with certain U.S. states and other jurisdictions, as the company believes the negative evidence that it will be able to recover these net deferred tax assets continues to outweigh the positive evidence. If, in the future, the company generates taxable income on a sustained basis, its conclusion regarding the need for valuation allowances in these jurisdictions could change.

The company has recently returned to profitability in Brazil. However, given the volatility in the Brazilian truck market, the company believes that sustaining profitability for a reasonable period of time is necessary before determining that a valuation allowance should be reversed. To the extent positive trends and forecasts of future profitability continue, including after development and review of the company’s 2019 annual operating plan, management’s conclusion regarding the need for a valuation allowance could change, leading to a reversal of all or a portion of the valuation allowance. The company anticipates the potential range of a full reversal to be approximately $8 million to $12 million.

For the three months ended March 31, 2018, the company had approximately $11 million of net pre-tax income compared to $2 million of net pre-tax loss in the same period in fiscal year 2017 in tax jurisdictions in which tax expense (benefit) is not recorded.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the six months ended March 31, 2018, the company had approximately $13 million of net pre-tax income compared to $3 million of net pre-tax loss in the same period in fiscal year 2017 in tax jurisdictions in which tax expense (benefit) is not recorded.
8. Acquisition and Divestiture
Acquisition of Fabco Business
On August 31, 2017, the company acquired certain assets, including the product portfolio and related technologies of Fabco Holdings, Inc., and its subsidiaries ("Fabco") and assumed certain liabilities, for a cash purchase price of $34 million. The Fabco acquisition was accounted for as a business combination.

Since completion of initial estimates in the fourth quarter of fiscal year 2017, the company recorded a net $1 million measurement period adjustment to increase the provisional fair value of identifiable net assets acquired in the Fabco transaction, resulting in a corresponding $1 million decrease to goodwill. This adjustment was made to reflect additional available information and updated preliminary valuation results, which included valuation of trademarks, technology and customer relationships. The company is reviewing and may record other additional measurement period adjustments in fiscal year 2018. All goodwill resulting from the acquisition of Fabco was assigned to the Aftermarket and Industrial reportable segment.

	Estimated Fair Value
	As of September 30, 2017	Measurement Period Adjustments	As of March 31, 2018
Purchase price	$34	$—	$34

Acquired assets and liabilities
Receivables	5	—	5
Inventories	13	(1)	12
Property, plant and equipment	9	(2)	7
Intangible assets	—	3	3
Accounts payable	(6)	—	(6)
Other current liabilities	(6)	1	(5)
Total identifiable net assets acquired	15	1	16

Goodwill resulting from the acquisition of Fabco	19	(1)	18
	$34	$—	$34

Divestiture of MHBC
On February 7, 2018, Meritor completed the sale of its equity interest in MHBC. All assets and liabilities of the business were transferred at closing. As a result of the divestiture and prior period held for sale classification, a pretax impairment charge of $3 million previously recorded within other operating expense, net in the company’s condensed consolidated statement of operations for fiscal year 2017.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Accounts Receivable Factoring and Securitization
Off-balance sheet arrangements
Swedish Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo through one of its European subsidiaries. Under this arrangement with Nordea Bank, which expires in March 2020, the company can sell up to, at any point in time, €155 million ($191 million) of eligible trade receivables. The amount of eligible receivables sold may exceed Nordea Bank's commitment at Nordea Bank's discretion. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €142 million ($175 million) and €139 million ($164 million) of this accounts receivable factoring facility as of March 31, 2018 and September 30, 2017, respectively.
The facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through February 12, 2019. The commitment is subject to standard terms and conditions for this type of arrangement.
U.S. Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its U.S. subsidiaries through one of its U.S. subsidiaries. Under this arrangement with Nordea Bank, which expires in February 2019, the company can sell up to, at any point in time, €80 million ($98 million) of eligible trade receivables. The amount of eligible receivables sold may exceed Nordea Bank’s commitment at Nordea Bank’s discretion. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €36 million ($44 million) and €37 million ($43 million) of this accounts receivable factoring facility as of March 31, 2018 and September 30, 2017, respectively.
United Kingdom Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. On January 23, 2018, Meritor extended this United Kingdom factoring facility with Nordea Bank until February 2, 2022. All other terms of the agreement remain unchanged. Under this arrangement, the company can sell up to, at any point in time, €25 million ($31 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €8 million ($10 million) and €7 million ($9 million) of this accounts receivable factoring facility as of March 31, 2018 and September 30, 2017, respectively. The agreement is subject to standard terms and conditions for these types of arrangements, including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
Italy Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement with Nordea Bank, which expires in June 2022, the company can sell up to, at any point in time, €30 million ($37 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €28 million ($34 million) and €22 million ($26 million) of this accounts receivable factoring facility as of March 31, 2018 and September 30, 2017, respectively. The agreement is subject to standard terms and conditions for these types of arrangements, including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
In addition to the above facilities, a number of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. Restricted cash amounts presented on the company’s condensed consolidated balance sheet relate to these other uncommitted factoring facilities and arise when cash received by the company related to factored receivables has not yet been remitted to the counterparty. The amount of factored receivables excluded from accounts receivable under these arrangements was $16 million and $19 million at March 31, 2018 and September 30, 2017, respectively.
Total costs associated with all of the off-balance sheet arrangements described above for the three months ended March 31, 2018 were insignificant. Total costs associated with all of the off-balance sheet arrangements described above for the three months ended March 31, 2017 were $1 million. Total costs associated with all of the off-balance sheet arrangements described above were $2 million in the six months ended March 31, 2018 and 2017, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On-balance sheet arrangements
U.S. Securitization Facility: The company has a $100 million U.S. accounts receivables securitization facility with PNC Bank, which expires December 2020. The maximum permitted priority debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (“ARC”), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company’s U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the condensed consolidated balance sheet. At March 31, 2018 and September 30, 2017, $29 million and $89 million, respectively, were outstanding under this program. At March 31, 2018, $1 million was outstanding for letters of credit under this program. At September 30, 2017, no amounts were outstanding for letters of credit. This securitization program contains a cross default to the revolving credit facility. At certain times during any given month, the company may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, the company would then typically utilize the cash received from customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, the company may borrow under this program amounts exceeding the amounts shown as outstanding at fiscal quarter ends.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Operating Cash Flows
The reconciliation of net income to cash flows provided by operating activities is as follows (in millions):

	Six Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$26	$39
Less: Loss from discontinued operations, net of tax	(1)	—
Income from continuing operations	27	39
Adjustments to income from continuing operations to arrive at cash provided by operating activities:
Depreciation and amortization	42	37
Deferred income tax expense	84	12
Loss on debt extinguishment	8	—
Restructuring costs	3	4
Asset impairment charges	2	3
Equity in earnings of affiliates	(11)	(18)
Pension and retiree medical expense (income)	(16)	7
Other adjustments to income from continuing operations	9	8
Dividends received from equity method investments	6	13
Pension and retiree medical contributions	(14)	(19)
Restructuring payments	(4)	(7)
Changes in off-balance sheet accounts receivable securitization and factoring programs	19	19
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations	(83)	(68)
Operating cash flows provided by continuing operations	72	30
Operating cash flows provided by discontinued operations	—	—
CASH PROVIDED BY OPERATING ACTIVITIES	$72	$30
11. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or net realizable value (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	March 31, 2018	September 30, 2017
Finished goods	$168	$139
Work in process	35	34
Raw materials, parts and supplies	252	205
Total	$455	$378

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Other Current Assets
     Other current assets are summarized as follows (in millions):

	March 31, 2018	September 30, 2017
Asbestos-related recoveries (see Note 20)	$10	$14
Prepaid and other	31	29
Other current assets	$41	$43
13. Net Property
     Net property is summarized as follows (in millions):

	March 31, 2018	September 30, 2017
Property at cost:
Land and land improvements	$30	$30
Buildings	238	240
Machinery and equipment	916	892
Company-owned tooling	131	126
Construction in progress	53	69
Total	1,368	1,357
Less: accumulated depreciation	(909)	(883)
Net property	$459	$474
14. Other Assets
     Other assets are summarized as follows (in millions):

	March 31, 2018	September 30, 2017
Investments in non-consolidated joint ventures	$105	$101
Asbestos-related recoveries (see Note 20) (1)	29	32
Unamortized revolver debt issuance costs	7	8
Capitalized software costs, net	25	27
Deferred income tax assets, net	146	229
Assets for uncertain tax positions	48	48
Prepaid pension costs	152	135
Other	20	16
Other assets	$532	$596

(1)	Includes reserves for Rockwell insurance policies in dispute.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The company holds a variable interest in a joint venture that is a variable interest entity ("VIE") accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At March 31, 2018 and September 30, 2017, the company’s investment in the joint venture was $60 million and $54 million, respectively.
TransPower

In the first quarter of fiscal year 2018, Meritor completed a $3 million strategic investment in Transportation Power, Inc. (“TransPower”). The company holds a variable interest in TransPower, a VIE. TransPower develops electrical drive solutions and supplies integrated drive systems, full electric truck solutions and energy-storage subsystems to major manufacturers of trucks, school buses, refuse vehicles and terminal tractors. The company is not the primary beneficiary of TransPower, as other owners have control over the significant activities of TransPower, including the development of intellectual property and manufacturing. Therefore, the company does not consolidate TransPower. At March 31, 2018, the company’s investment in TransPower was $3 million, representing the company’s maximum exposure to loss.
15. Other Current Liabilities
     Other current liabilities are summarized as follows (in millions):

	March 31, 2018	September 30, 2017
Compensation and benefits	$97	$117
Income taxes	18	11
Taxes other than income taxes	21	34
Accrued interest	11	9
Product warranties	17	18
Environmental reserves (see Note 20)	5	5
Restructuring (see Note 6)	3	5
Asbestos-related liabilities (see Note 20)	19	19
Indemnity obligations (see Note 20)	2	2
Other	56	52
Other current liabilities	$249	$272
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in product warranties is as follows (in millions):

	Six Months Ended March 31,
	2018	2017
Total product warranties – beginning of period	$45	$44
Accruals for product warranties	9	6
Payments	(8)	(7)
Change in estimates and other	2	(3)
Total product warranties – end of period	48	40
Less: Non-current product warranties	(31)	(24)
Product warranties – current	$17	$16
16. Other Liabilities
Other liabilities are summarized as follows (in millions):

	March 31, 2018	September 30, 2017
Asbestos-related liabilities (see Note 20)	$121	$124
Restructuring (see Note 6)	2	1
Non-current deferred income tax liabilities	12	12
Liabilities for uncertain tax positions	30	32
Product warranties (see Note 15)	31	27
Environmental (see Note 20)	12	4
Indemnity obligations (see Note 20)	10	10
Other	26	29
Other liabilities	$244	$239
17. Long-Term Debt
     Long-Term debt, net of discounts where applicable, is summarized as follows (in millions):

	March 31, 2018	September 30, 2017
3.25 percent convertible notes due 2037(1)(3)	$318	$317
4.0 percent convertible notes due 2027(1)(4)	24	24
7.875 percent convertible notes due 2026(1)(5)	22	22
6.75 percent notes due 2021(2)(6)	—	173
6.25 percent notes due 2024(2)(7)	444	443
Capital lease obligation	9	12
Borrowings and securitization	29	89
Unamortized discount on convertible notes (8)	(41)	(42)
Subtotal	805	1,038
Less: current maturities	(77)	(288)
Long-term debt	$728	$750
(1) The 3.25 percent convertible notes, 4.0 percent convertible notes and 7.875 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2025, 2019 and 2020, respectively.
(2) The 6.75 percent notes and 6.25 percent notes contain a call option, which allows for early redemption.
(3) The 3.25 percent convertible notes are presented net of $7 million and $8 million unamortized issuance costs as of March 31, 2018 and September 30, 2017, respectively.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) The 4.0 percent convertible notes are presented net of unamortized issuance costs of an insignificant amount as of March 31, 2018 and September 30, 2017.
(5) The 7.875 percent convertible notes are presented net of unamortized issuance costs of an insignificant amount as of March 31, 2018 and September 30, 2017, and $1 million original issuance discount as of March 31, 2018 and September 30, 2017.
(6) The 6.75 percent notes are presented net of $2 million unamortized issuance costs as of September 30, 2017.
(7) The 6.25 percent notes are presented net of $6 million and $7 million unamortized issuance costs as of March 31, 2018 and September 30, 2017, respectively.
(8) The carrying amount of the equity component related to convertible debt.

Repurchase of Debt Securities
On November 2, 2017, the company redeemed the remaining $175 million aggregate principal amount outstanding of the company's 6.75 percent notes due 2021 (the “6.75 Percent Notes”) at a price of $1,033.75 per $1,000 of principal amount, plus accrued and unpaid interest. The redemption resulted in a loss on debt extinguishment of approximately $8 million. The loss on debt extinguishment is included in Interest expense, net in the condensed consolidated statement of operations. The redemption was made pursuant to a special authorization from the Board of Directors in connection with the sale of the company's interest in Meritor WABCO Vehicle Control Systems ("Meritor WABCO") in the fourth quarter of fiscal year 2017. As of September 30, 2017, the the 6.75 Percent Notes were classified as current because company had announced its intention to redeem all of the remaining $175 million aggregate principal amount then outstanding.
On September 28, 2017, the company redeemed $100 million of the $275 million aggregate principal amount outstanding of the company's 6.75 Percent Notes at a price of $1,033.75 per $1,000 of principal amount, plus accrued and unpaid interest. As a result, a loss on debt extinguishment of $5 million was recorded in the company's consolidated statement of operations within Interest expense, net during the fourth quarter of fiscal year 2017. The redemption was made under the company's July 2016 debt repurchase authorization (see Note 21).
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

Current Classification of 4.0 Percent Convertible Notes

The 4.0 Percent Convertible Notes were classified as current as of March 31, 2018 as the securities are redeemable at the option of the holder on February 15, 2019, at a repurchase price in cash equal to 100 percent of the accreted principal amount of the securities to be repurchased plus accrued and unpaid interest. The 4.0 Percent Convertible Notes were classified as noncurrent as of September 30, 2017.

Current Classification of 7.875 Percent Convertible Notes
The 7.875 Percent Convertible Notes were classified as current as of March 31, 2018 as the holders are entitled to convert all or a portion of their 7.875 Percent Convertible Notes at any time beginning April 2, 2018 and prior to the close of business on June 29, 2018 at a rate of 83.3333 shares of common stock per $1,000 principal amount at maturity of the 7.875 Percent Convertible Notes (representing a conversion price of approximately $12.00 per share). The 7.875 Percent Convertible Notes are convertible as the closing price of shares of the company's common stock for at least 20 trading days during the 30 consecutive trading-day period ending on March 29, 2018 was greater than 120 percent of the $12.00 conversion price associated with the 7.875 Percent Convertible Notes.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The 7.875 Percent Convertible Notes were classified as current as of September 30, 2017 as the holders were entitled to convert all or a portion of their 7.875 Percent Convertible Notes at any time beginning October 1, 2017 and prior to the close of business on December 30, 2017 at a rate of 83.3333 shares of common stock per $1,000 principal amount at maturity of the 7.875 Percent Convertible Notes (representing a conversion price of approximately $12.00 per share). The 7.875 Percent Convertible Notes were convertible as the closing price of shares of the company's common stock for at least 20 trading days during the 30 consecutive trading-day period ending on September 29, 2017 was greater than 120 percent of the $12.00 conversion price associated with the 7.875 Percent Convertible Notes.
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
The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At March 31, 2018, the revolving credit facility was collateralized by approximately $808 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company’s current corporate credit rating. At March 31, 2018, the margin over LIBOR rate was 275 basis points and the commitment fee was 37.5 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 175 basis points.
Certain of the company’s subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly held notes outstanding under the company’s indentures (see Note 23).
No borrowings were outstanding under the revolving credit facility at March 31, 2018 and September 30, 2017. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At March 31, 2018 and September 30, 2017, there were no letters of credit outstanding under the revolving credit facility.

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

Capital Leases
In March 2012, the company entered into a master lease agreement with Wells Fargo Equipment Finance, under which the company can enter into lease arrangements for equipment. Each lease term is 60 months and the lease interest rate is equal to the

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. The company had $2 million and $3 million outstanding under this capital lease arrangement as of March 31, 2018 and September 30, 2017, respectively. In addition, the company had another $7 million and $10 million outstanding through other capital lease arrangements at March 31, 2018 and September 30, 2017, respectively.

Letter of Credit Facilities
On February 21, 2014, the company entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, which expires in March 2019, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $25 million. This facility contains covenants and events of default generally similar to those existing in the company’s public debt indentures. There were $16 million and $18 million of letters of credit outstanding under this facility at March 31, 2018 and September 30, 2017, respectively. The company had another $6 million and $5 million of letters of credit outstanding through other letter of credit facilities at March 31, 2018 and September 30, 2017, respectively.

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

Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million per bank. As of March 31, 2018 and September 30, 2017, the company had $19 million and $24 million, respectively, outstanding under this program at more than one bank.
18. Financial Instruments
Fair values of financial instruments are summarized as follows (in millions):

	March 31, 2018		September 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$100	$100	$88	$88
Short-term debt	77	103	288	329
Long-term debt	728	796	750	859
Foreign exchange forward contracts (other assets)	1	1	—	—
Foreign exchange forward contracts (other liabilities)	1	1	3	3
Foreign currency option contracts (other assets)	1	1	3	3

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	March 31, 2018			September 30, 2017
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Assets
Foreign exchange forward contracts	1	—	1	—	—	—
Derivative Liabilities
Foreign exchange forward contracts	2	(1)	1	3	—	3
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
Fair value of financial instruments by the valuation hierarchy at March 31, 2018 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$100	$—	$—
Short-term debt	—	100	3
Long-term debt	—	790	6
Foreign exchange forward contracts (other assets)	—	1	—
Foreign exchange forward contracts (other liabilities)	—	1	—
Foreign currency option contracts (other assets)	—	—	1
Fair value of financial instruments by the valuation hierarchy at September 30, 2017 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$88	$—	$—
Short-term debt	—	325	4
Long-term debt	—	851	8
Foreign exchange forward contracts (other assets)	—	—	—
Foreign exchange forward contracts (other liabilities)	—	3	—
Foreign currency option contracts (other assets)	—	—	3
The tables below provide a reconciliation of changes in fair value of the Level 3 financial assets and liabilities measured at fair value in the condensed consolidated balance sheet for the three and six months ended March 31, 2018 and 2017, respectively. No transfers of assets between any of the Levels occurred during these periods.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three months ended March 31, 2018 (in millions)	Short-term foreign currency option contracts	Long-term foreign currency option contracts	Total
Fair Value as of December 31, 2017	$2	$1	$3
Total unrealized gains (losses):
Included in other income	—	—	—
Included in cost of sales	(1)	(1)	(2)
Total realized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Settlements	—	—	—
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	—	—	—
Fair Value as of March 31, 2018	$1	$—	$1

Three months ended March 31, 2017 (in millions)	Short-term foreign currency option contracts	Long-term foreign currency option contracts	Total
Fair Value as of December 31, 2016	$1	$2	$3
Total unrealized gains (losses):
Included in other income	—	—	—
Included in cost of sales	1	1	2
Total realized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Settlements	—	—	—
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	1	(1)	—
Fair Value as of March 31, 2017	$3	$2	$5

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Six months ended March 31, 2018 (in millions)	Short-term foreign currency option contracts	Long-term foreign currency option contracts	Total
Fair Value as of September 30, 2017	$2	$1	$3
Total unrealized gains (losses):
Included in other income	—	—	—
Included in cost of sales	(1)	(1)	(2)
Total realized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Settlements	—	—	—
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	—	—	—
Fair Value as of March 31, 2018	$1	$—	$1

Six months ended March 31, 2017 (in millions)	Short-term foreign currency option contracts	Long-term foreign currency option contracts	Total
Fair Value as of September 30, 2016	$—	$2	$2
Total unrealized gains (losses):
Included in other income	—	—	—
Included in cost of sales	1	2	3
Total realized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Settlements	—	—	—
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	2	(2)	—
Fair Value as of March 31, 2017	$3	$2	$5
(1) Transfers as of the last day of the reporting period.
Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents as of March 31, 2018 or September 30, 2017.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign currency option contracts — The company uses option contracts to mitigate foreign exchange exposure on expected future Indian Rupee-denominated purchases. As of March 31, 2018 and September 30, 2017, the notional amount of the company's Indian rupee foreign exchange contracts outstanding was $132 million and $172 million, respectively. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.
The company uses option contracts to mitigate the risk of volatility in the translation of euro earnings to U.S. dollars. As of March 31, 2018 and September 30, 2017, the notional amount of the company's euro option contracts outstanding was $33 million and $58 million, respectively. These option contracts did not qualify for a hedge accounting election. Changes in fair value associated with these contracts are recorded in the consolidated statement of operations in other income, net.
The company uses option contracts to mitigate the risk of volatility in the translation of Swedish krona to U.S. dollars. As of March 31, 2018 and September 30, 2017, the notional amount of the company's Swedish krona option contracts outstanding was $33 million and $71 million, respectively. These option contracts did not qualify for a hedge accounting election. Changes in fair value associated with these contracts are recorded in the consolidated statement of operations in other income, net.
The company uses option contracts to mitigate foreign exchange exposure on expected future South Korean won-denominated purchases. As of March 31, 2018, the notional amount of the company's South Korean won foreign exchange contracts outstanding was $34 million. As of September 30, 2017, there were no South Korean won foreign exchange option contracts outstanding. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.
The fair value of foreign exchange option contracts is based on third-party proprietary models, which incorporate inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates and time utilizing market instruments with similar quality and maturity characteristics.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19. Retirement Benefit Liabilities
Retirement benefit liabilities consisted of the following (in millions):

	March 31, 2018	September 30, 2017
Retiree medical liability	$95	$104
Pension liability	206	219
Other	14	15
Subtotal	315	338
Less: current portion (included in compensation and benefits, Note 15)	(24)	(24)
Retirement benefits	$291	$314
The components of net periodic pension and retiree medical expense included in continuing operations for the three months ended March 31 are as follows (in millions):

	2018		2017
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$14	$—	$13	$3
Assumed return on plan assets	(25)	—	(24)	—
Amortization of prior service costs	—	(8)	—	—
Recognized actuarial loss	7	4	8	3
Total expense (income)	$(4)	$(4)	$(3)	$6
The components of net periodic pension and retiree medical expense included in continuing operations for the six months ended March 31 are as follows (in millions):

	2018		2017
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$27	$1	$26	$7
Assumed return on plan assets	(49)	—	(47)	—
Amortization of prior service costs	—	(17)	—	(1)
Recognized actuarial loss	14	8	15	7
Total expense (income)	$(8)	$(8)	$(6)	$13

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Additionally, one site operated by a predecessor of the company has been proposed for addition to the Superfund National Priorities List. Management estimates the total reasonably possible costs the company could incur for the remediation of the nine Superfund sites at March 31, 2018 to be approximately $5 million, of which $2 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.
     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at March 31, 2018 to be approximately $24 million, of which $15 million is probable and recorded as a liability.
     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 1.75 to 2.75 percent and is approximately $13 million at March 31, 2018. The undiscounted estimate of these costs is approximately $15 million.
     The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning balance at September 30, 2017	$2	$7	$9
Payments and other	—	(2)	(2)
Accruals	—	10	10
Balance at March 31, 2018	$2	$15	$17
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
In April 2016, the company was served with several complaints filed against the company and other defendants in the United States District Court for the Northern District of Mississippi. The complaints were amended in July 2016.  These complaints allege damages, including diminution of property value, concealment/fraud and emotional distress resulting from alleged environmental pollution in and around a neighborhood in Grenada, Mississippi. Rockwell owned and operated a facility near the neighborhood from 1965 to 1985. The company filed answers to the complaints in July 2016. In May 2017, the company was served with a complaint filed against the company and other defendants by the Mississippi Attorney General in the Chancery Court of Grenada County, Mississippi.  The complaint alleges that operations at the above-referenced Grenada facility caused contamination of off-site groundwater and surface waters. Subsequently, the company removed this action to the United States District Court for the Northern District of Mississippi. However, plaintiffs’ motion to remand the case to the Chancery Court was granted in March 2018. The company is also aware of additional property damage and personal injury lawsuits naming the company and others as defendants, which have been brought by current and former residents of the same neighborhood. The company has not yet been served with these complaints. The company intends to defend itself vigorously against these claims. The company believes at this time that liabilities associated with these cases, while possible, are not probable and estimable, and therefore has not recorded any accrual for them as of March 31, 2018 and September 30, 2017. Further, a reasonably possible range of loss cannot be estimated at this time.

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
Maremont had approximately 2,500 and 2,800 pending asbestos-related claims at March 31, 2018 and September 30, 2017, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, the total number of claims filed is not necessarily the most meaningful factor in determining Maremont's asbestos-related liability.
     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	March 31, 2018	September 30, 2017
Pending and future claims	$68	$68
Billed but unpaid claims	2	2
Asbestos-related liabilities	$70	$70
Asbestos-related insurance recoveries	$19	$25
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
     As of September 30, 2017, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Maremont’s obligation for asbestos personal injury claims over the next ten years of $68 million to $82 million. After consultation with Bates White, management recognized a liability of $68 million as of each of March 31, 2018 and September 30, 2017 for pending and future claims over the next ten years. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Maremont has recognized incremental insurance receivables associated with recoveries expected for asbestos-related liabilities as the estimate of asbestos-related liabilities for pending and future claims changes.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recoveries: Maremont has historically had insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The insurance receivable related to asbestos-related liabilities was $19 million and $25 million as of March 31, 2018 and September 30, 2017, respectively. The receivable is for coverage provided by one insurance carrier based on a coverage-in-place agreement. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next ten years. The difference between the estimated liability and insurance receivable is primarily related to exhaustion of settled insurance coverage within the forecasted period.
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
     Rockwell International (“Rockwell”) — ArvinMeritor, Inc. (“AM”), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. Rockwell had approximately 1,600 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at March 31, 2018 and September 30, 2017.
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
     The Rockwell legacy asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	March 31, 2018	September 30, 2017
Pending and future claims	$63	$63
Billed but unpaid claims	2	2
Asbestos-related liabilities	$65	$65
Asbestos-related insurance recoveries	$37	$38
Pending and Future Claims: The company engaged Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. As of September 30, 2017, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Rockwell’s obligation for asbestos personal injury claims over the next

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ten years of $63 million to $74 million. After consultation with Bates White, management recognized a liability for the pending and future claims over the next ten years of $63 million as of each of March 31, 2018 and September 30, 2017. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.
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
Recoveries: Rockwell has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. In 2004, the company initiated litigation against certain of these carriers to enforce the insurance policies. During the fourth quarter of fiscal year 2016, the company executed settlement agreements with two of these carriers, thereby resolving the litigation against those particular carriers. Pursuant to the terms of one of those settlement agreements, in the fourth quarter of fiscal year 2016 the company received $32 million in cash from an insurer, of which $10 million was recognized as a reduction in asbestos expense, and $22 million was recorded as a liability to the insurance carrier as it is required to be returned to the carrier if additional asbestos liability is not ultimately incurred. During fiscal year 2017 and the first six months of fiscal year 2018, Rockwell recognized an additional $10 million and $4 million, respectively, of the cash settlement proceeds as a reduction in asbestos expense. Pursuant to the terms of a second settlement agreement, in the fourth quarter of fiscal year 2016 the company recorded a $12 million receivable to reflect expected reimbursement of future defense and indemnity payments under a coverage-in-place arrangement with that insurer. In addition to the coverage provided from the settlement agreements executed during the fourth quarter of fiscal year 2016, the company maintains a receivable of $7 million related to a previously executed coverage-in-place arrangement with other insurers. The insurance receivable for Rockwell's asbestos-related liabilities totaled $37 million and $38 million as of March 31, 2018 and September 30, 2017, respectively. Included in these amounts are insurance receivables of $17 million as of each of March 31, 2018 and September 30, 2017, which are associated with policies in dispute and have been fully reserved.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At each of March 31, 2018 and September 30, 2017, the remaining estimated liability for this matter was approximately $10 million.
   In connection with the sale of its interest in MSSC in October 2009, the company provided certain indemnities to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. At each of March 31, 2018 and September 30, 2017, the company's remaining exposure was approximately $1 million, which is included in other liabilities in the condensed consolidated balance sheet.
The company is not aware of any other claims or other information that would give rise to material payments under such indemnifications.
Other
The company identified certain sales transactions for which value-added tax was potentially required to be remitted to certain tax jurisdictions for tax years 2010 through 2017. At March 31, 2018 and September 30, 2017, the company’s estimate of the probable liability was $6 million and $12 million, respectively.

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
21. Shareholders' Equity
Common Stock and Debt Repurchase Authorizations
  On July 21, 2016, the Board of Directors authorized the repurchase of up to $100 million of the company’s common stock and up to $150 million aggregate principal amount of any of the company’s debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and the company's debt covenants. As of March 31, 2018, $33 million of common stock and $100 million in debt security repurchases had been made under these authorizations.
Accumulated Other Comprehensive Loss (“AOCL”)
The components of AOCL and the changes in AOCL by components, net of tax, for three months ended March 31, 2018 and 2017 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss	Total
Balance at December 31, 2017	$(49)	$(497)	$(4)	$(550)
Other comprehensive income before reclassification	14	—	3	17
Amounts reclassified from accumulated other comprehensive loss	—	3	—	3
Net current-period other comprehensive income	$14	$3	$3	$20
Balance at March 31, 2018	$(35)	$(494)	$(1)	$(530)

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(8)	(a)
Actuarial losses	11	(a)
	3	Total before tax
	(1)	Tax benefit
Total reclassifications for the period	$2	Net of tax

(a)  These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 19 for additional details), which is recorded in cost of sales and selling, general and administrative expenses.

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss	Total
Balance at December 31, 2016	$(94)	$(729)	$(2)	$(825)
Other comprehensive income before reclassification	19	—	1	20
Amounts reclassified from accumulated other comprehensive loss	—	11	—	11
Net current-period other comprehensive income	$19	$11	$1	$31
Balance at March 31, 2017	$(75)	$(718)	$(1)	$(794)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Actuarial losses	$11	(b)
	11	Total before tax
	(7)	Tax expense
Total reclassifications for the period	$4	Net of tax

(b)  These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 19 for additional details), which is recorded in cost of sales and selling, general and administrative expenses.

The components of AOCL and the changes in AOCL by components, net of tax, for six months ended March 31, 2018 and 2017 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss	Total
Balance at September 30, 2017	$(41)	$(500)	$(4)	$(545)
Other comprehensive income before reclassification	6	1	3	10
Amounts reclassified from accumulated other comprehensive loss	—	5	—	5
Net current-period other comprehensive income	$6	$6	$3	$15
Balance at March 31, 2018	$(35)	$(494)	$(1)	$(530)

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(17)	(a)
Actuarial losses	22	(a)
	5	Total before tax
	(1)	Tax benefit
Total reclassifications for the period	$4	Net of tax

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
On March 12, 2018, the company announced a realignment of operations to further drive long-term strategic objectives while also assigning new responsibilities as part of its commitment to leadership development. As part of this realignment, reportable segments changed. As of the second quarter of fiscal year 2018, the company's reportable segments are (1) Commercial Truck & Trailer and (2) Aftermarket & Industrial. Prior year reportable segment financial results have been recast for these changes.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The company has two reportable segments at March 31, 2018, as follows:

•
The Commercial Truck & Trailer segment supplies drivetrain systems and components, including axles, drivelines and braking and suspension systems, primarily for medium- and heavy-duty trucks and other applications in North America, South America, Europe and Asia Pacific. It also supplies a wide variety of undercarriage products and systems for trailer applications in North America. This segment also includes the company's aftermarket businesses in Asia Pacific and South America.

•
The Aftermarket & Industrial segment supplies axles, brakes, drivelines, suspension parts and other replacement parts to commercial vehicle and industrial aftermarket customers, primarily in North America and Europe. In addition, this segment supplies drivetrain systems and certain components, including axles, drivelines, brakes and suspension systems for military, construction, bus and coach, fire and emergency and other applications in North America.

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
     Segment information is summarized as follows (in millions):

	Commercial Truck & Trailer	Aftermarket & Industrial	Eliminations	Total
Three Months Ended March 31, 2018
External Sales	$815	$251	$—	$1,066
Intersegment Sales	39	5	(44)	—
Total Sales	$854	$256	$(44)	$1,066
Three Months Ended March 31, 2017 (1)
External Sales	$583	$223	$—	$806
Intersegment Sales	35	3	(38)	—
Total Sales	$618	$226	$(38)	$806

	Commercial Truck & Trailer	Aftermarket & Industrial	Eliminations	Total
Six Months Ended March 31, 2018
External Sales	$1,493	$476	$—	$1,969
Intersegment Sales	74	9	(83)	—
Total Sales	$1,567	$485	$(83)	$1,969
Six Months Ended March 31, 2017 (1)
External Sales	$1,090	$415	$—	$1,505
Intersegment Sales	65	7	(72)	—
Total Sales	$1,155	$422	$(72)	$1,505
(1) Amounts for the three and six months ended March 31, 2017 have been recast to reflect reportable segment changes.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017 (2)	2018	2017 (2)
Segment adjusted EBITDA:
Commercial Truck & Trailer	$96	$52	$165	$92
Aftermarket & Industrial	36	32	68	56
Segment adjusted EBITDA	132	84	233	148
Unallocated legacy and corporate expense, net (1)	(10)	(2)	(12)	(2)
Interest expense, net	(16)	(21)	(40)	(42)
Provision for income taxes	(22)	(13)	(105)	(19)
Depreciation and amortization	(21)	(20)	(42)	(37)
Noncontrolling interests	(3)	(1)	(5)	(2)
Loss on sale of receivables	—	(1)	(2)	(2)
Asset impairment charges	(2)	—	(2)	(3)
Restructuring costs	(1)	(4)	(3)	(4)
Income from continuing operations attributable to Meritor, Inc.	$57	$22	$22	$37

(1)
Unallocated legacy and corporate income (expense), net represents items that are not directly related to the company's business segments. These items primarily include asbestos-related charges and settlements, pension and retiree medical costs associated with sold businesses, and other legacy costs for environmental and product liability.

(2) Amounts for the three and six months ended March 31, 2017 have been recast to reflect reportable segment changes.

	March 31, 2018	September 30, 2017 (3)
Segment Assets:
Commercial Truck & Trailer	$1,820	$1,708
Aftermarket & Industrial	491	466
Total segment assets	2,311	2,174
Corporate (1)	563	869
Less: Accounts receivable sold under off-balance sheet factoring programs(2)	(279)	(261)
Total assets	$2,595	$2,782

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(2)
At March 31, 2018 and September 30, 2017, segment assets include $279 million and $261 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 9 ). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

(3)	Amounts as of September 30, 2017 have been recast to reflect reportable segment changes, including the reallocation of goodwill.
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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended March 31, 2018
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$566	$500	$—	$1,066
Subsidiaries	—	35	54	(89)	—
Total sales	—	601	554	(89)	1,066
Cost of sales	(15)	(500)	(462)	89	(888)
GROSS MARGIN	(15)	101	92	—	178
Selling, general and administrative	(31)	(27)	(16)	—	(74)
Restructuring costs	—	(1)	—	—	(1)
Other operating expense, net	(9)	(1)	(1)	—	(11)
OPERATING INCOME (LOSS)	(55)	72	75	—	92
Other income (expense), net	34	(1)	(33)	—	—
Equity in earnings of affiliates	—	4	2	—	6
Interest income (expense), net	(28)	6	6	—	(16)
INCOME (LOSS) BEFORE INCOME TAXES	(49)	81	50	—	82
Benefit (provision) for income taxes	8	(13)	(17)	—	(22)
Equity income from continuing operations of subsidiaries	98	24	—	(122)	—
INCOME FROM CONTINUING OPERATIONS	57	92	33	(122)	60
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	—	—
NET INCOME	57	92	33	(122)	60
Less: Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$57	$92	$30	$(122)	$57

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31, 2018
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$57	$92	$33	$(122)	$60
Other comprehensive income, net of tax	20	19	21	(40)	20
Total comprehensive income	77	111	54	(162)	80
Less: Comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive income attributable to Meritor, Inc.	$77	$111	$51	$(162)	$77

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended March 31, 2017 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$391	$415	$—	$806
Subsidiaries	—	30	14	(44)	—
Total sales	—	421	429	(44)	806
Cost of sales	(15)	(345)	(369)	44	(685)
GROSS MARGIN	(15)	76	60	—	121
Selling, general and administrative	(20)	(34)	(12)	—	(66)
Restructuring costs	—	(2)	(2)	—	(4)
Other operating expense, net	(2)	—	—	—	(2)
OPERATING INCOME (LOSS)	(37)	40	46	—	49
Other income (expense), net	25	(5)	(20)	—	—
Equity in earnings of affiliates	—	6	2	—	8
Interest income (expense), net	(34)	9	4	—	(21)
INCOME (LOSS) BEFORE INCOME TAXES	(46)	50	32	—	36
Benefit (provision) for income taxes	15	(15)	(13)	—	(13)
Equity income from continuing operations of subsidiaries	53	14	—	(67)	—
INCOME FROM CONTINUING OPERATIONS	22	49	19	(67)	23
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	—	—
NET INCOME	22	49	19	(67)	23
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$22	$49	$18	$(67)	$22

(1)	Amounts have been recast to reflect the release of certain guarantors in accordance with the company’s senior secured revolving credit facility.

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31, 2017 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$22	$49	$19	$(67)	$23
Other comprehensive income	30	21	21	(40)	32
Total comprehensive income	52	70	40	(107)	55
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive income attributable to Meritor, Inc.	$52	$70	$38	$(107)	$53

(1)	Amounts have been recast to reflect the release of certain guarantors in accordance with the company’s senior secured revolving credit facility.

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2018
	Parent		Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—		$1,034	$935	$—	$1,969
Subsidiaries	—		67	98	(165)	—
Total sales	—		1,101	1,033	(165)	1,969
Cost of sales	(29)	—	(918)	(869)	165	(1,651)
GROSS MARGIN	(29)		183	164	—	318
Selling, general and administrative	(59)		(47)	(35)	—	(141)
Restructuring costs	—		(1)	(2)	—	(3)
Other operating income (expense)	(10)		(1)	(1)	—	(12)
OPERATING INCOME (LOSS)	(98)		134	126	—	162
Other income (loss), net	33		5	(39)	—	(1)
Equity in earnings of affiliates	—		8	3	—	11
Interest income (expense), net	(65)		15	10	—	(40)
INCOME (LOSS) BEFORE INCOME TAXES	(130)		162	100	—	132
Benefit (Provision) for income taxes	(15)		(62)	(28)	—	(105)
Equity income from continuing operations of subsidiaries	167		61	—	(228)	—
INCOME FROM CONTINUING OPERATIONS	22		161	72	(228)	27
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)		—	—	—	(1)
NET INCOME	21		161	72	(228)	26
Less: Net income attributable to noncontrolling interests	—		—	(5)	—	(5)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$21		$161	$67	$(228)	$21

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Six Months Ended March 31, 2018
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income (loss)	$21	$161	$72	$(228)	$26
Other comprehensive income (loss)	15	12	14	(25)	16
Total comprehensive income (loss)	36	173	86	(253)	42
Less: Comprehensive income attributable to noncontrolling interests	—	—	(6)	—	(6)
Comprehensive income (loss) attributable to Meritor, Inc.	$36	$173	$80	$(253)	$36

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2017 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$716	$789	$—	$1,505
Subsidiaries	—	56	26	(82)	—
Total sales	—	772	815	(82)	1,505
Cost of sales	(29)	(642)	(706)	82	(1,295)
GROSS MARGIN	(29)	130	109	—	210
Selling, general and administrative	(43)	(52)	(24)	—	(119)
Restructuring costs	2	(2)	(4)	—	(4)
Other operating expense	(2)	—	(3)	—	(5)
OPERATING INCOME (LOSS)	(72)	76	78	—	82
Other income (loss), net	24	(5)	(19)	—	—
Equity in earnings of affiliates	—	15	3	—	18
Interest income (expense), net	(67)	19	6	—	(42)
INCOME (LOSS) BEFORE INCOME TAXES	(115)	105	68	—	58
Benefit (Provision) for income taxes	35	(35)	(19)	—	(19)
Equity income from continuing operations of subsidiaries	117	41	—	(158)	—
INCOME FROM CONTINUING OPERATIONS	37	111	49	(158)	39
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	—	—
NET INCOME	37	111	49	(158)	39
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$37	$111	$47	$(158)	$37

(1)	Amounts have been recast to reflect the release of certain guarantors in accordance with the company’s senior secured revolving credit facility.

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Six Months Ended March 31, 2017 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$37	$111	$49	$(158)	$39
Other comprehensive income (loss)	14	(4)	(6)	10	14
Total comprehensive income	51	107	43	(148)	53
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income attributable to Meritor, Inc.	$51	$107	$42	$(148)	$52

(1)	Amounts have been recast to reflect the release of certain guarantors in accordance with the company’s senior secured revolving credit facility.

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	March 31, 2018
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$9	$5	$86	$—	$100
Restricted cash	—	—	9	—	9
Receivables trade and other, net	1	44	536	—	581
Inventories	—	215	240	—	455
Other current assets	4	7	30	—	41
TOTAL CURRENT ASSETS	14	271	901	—	1,186
NET PROPERTY (1)	20	220	219	—	459
GOODWILL	—	239	179	—	418
OTHER ASSETS	187	117	228	—	532
INVESTMENTS IN SUBSIDIARIES	3,426	872	—	(4,298)	—
TOTAL ASSETS	$3,647	$1,719	$1,527	$(4,298)	$2,595
CURRENT LIABILITIES:
Short-term debt	$46	$1	$30	$—	$77
Accounts and notes payable	51	268	373	—	692
Other current liabilities	73	50	126	—	249
TOTAL CURRENT LIABILITIES	170	319	529	—	1,018
LONG-TERM DEBT	723	—	5	—	728
RETIREMENT BENEFITS	269	—	22	—	291
INTERCOMPANY PAYABLE (RECEIVABLE)	2,156	(2,507)	351	—	—
OTHER LIABILITIES	45	91	108	—	244
MEZZANINE EQUITY	2	—	—	—	2
EQUITY ATTRIBUTABLE TO MERITOR, INC.	282	3,816	482	(4,298)	282
NONCONTROLLING INTERESTS	—	—	30	—	30
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$3,647	$1,719	$1,527	$(4,298)	$2,595

(1) As of March 31, 2018, Assets and liabilities held for sale consisted of $3 million Net property. These assets and liabilities held for sale are included in the Non-Guarantor column, other than $1 million of Net property that is included in the Guarantor column.

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	September 30, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents (1)	$10	$3	$75	$—	$88
Receivables trade and other, net (1)	—	296	493	—	789
Inventories (1)	—	184	194	—	378
Other current assets	5	6	32	—	43
TOTAL CURRENT ASSETS	15	489	794	—	1,298
NET PROPERTY (1)	21	227	226	—	474
GOODWILL (1)	—	237	177	—	414
OTHER ASSETS (1)	271	106	219	—	596
INVESTMENTS IN SUBSIDIARIES	3,222	787	—	(4,009)	—
TOTAL ASSETS	$3,529	$1,846	$1,416	$(4,009)	$2,782
CURRENT LIABILITIES:
Short-term debt	$195	$2	$91	$—	$288
Accounts and notes payable (1)	55	246	321	—	622
Other current liabilities	69	69	134	—	272
TOTAL CURRENT LIABILITIES	319	317	546	—	1,182
LONG-TERM DEBT	743	—	7	—	750
RETIREMENT BENEFITS	291	—	23	—	314
INTERCOMPANY PAYABLE (RECEIVABLE)	1,866	(2,160)	294	—	—
OTHER LIABILITIES	40	93	106	—	239
MEZZANINE EQUITY	2	—	—	—	2
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	268	3,596	413	(4,009)	268
NONCONTROLLING INTERESTS (1)	—	—	27	—	27
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$3,529	$1,846	$1,416	$(4,009)	$2,782

(1) As of September 30, 2017, Assets and Liabilities held for sale were: (i) $1 million Cash and cash equivalents; (ii) $13 million Receivables, trade and other, net; (iii) $2 million Inventories; (iv) $3 million Net property, including land, buildings and equipment; (v) $1 million Goodwill; (vi) $1 million Other assets; (vii) $12 million Accounts and notes payable; and (viii) $2 million Noncontrolling interests. These assets and liabilities held for sale are included in the Non-Guarantors column, other than $1 million of Net property that is included in the Guarantor column.

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2018
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(50)	$20	$102	$—	$72
INVESTING ACTIVITIES
Capital expenditures	(2)	(17)	(16)	—	(35)
Proceeds from sale of a business	4	—	—	—	4
Proceeds from prior year sale of equity method investment	250	—	—	—	250
Cash paid for investment in Transportation Power, Inc.	(3)	—	—	—	(3)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	249	(17)	(16)	—	216
FINANCING ACTIVITIES
Borrowings and securitization	—	—	(60)	—	(60)
Redemption of notes	(181)	—	—	—	(181)
Repurchase of common stock	(33)	—	—	—	(33)
Intercompany advances	15	—	(15)	—	—
Other financing activities	(1)	(1)	—	—	(2)
CASH USED FOR FINANCING ACTIVITIES	(200)	(1)	(75)	—	(276)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	—	—	—
CHANGE IN CASH AND CASH EQUIVALENTS	(1)	2	11	—	12
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10	3	75	—	88
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9	$5	$86	$—	$100

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2017 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(51)	$21	$60	$—	$30
INVESTING ACTIVITIES
Capital expenditures	(6)	(21)	(13)	—	(40)
Net investing cash flows provided by discontinued operations	—	2	—	—	2
CASH USED FOR INVESTING ACTIVITIES	(6)	(19)	(13)	—	(38)
FINANCING ACTIVITIES
Debt issuance costs	(4)	—	—	—	(4)
Intercompany advances	38	—	(38)	—	—
Other financing activities	—	(2)	(9)	—	(11)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	34	(2)	(47)	—	(15)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1	—	1
CHANGE IN CASH AND CASH EQUIVALENTS	(23)	—	1	—	(22)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	90	4	66	—	160
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67	$4	$67	$—	$138

(1)	Amounts have been recast to reflect the release of certain guarantors in accordance with the company’s senior secured revolving credit facility.

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As of March 31, 2018 and September 30, 2017, Parent-only obligations included $280 million and $303 million of pension and retiree medical benefits, respectively (see Note 19). All debt is debt of the Parent other than $36 million and $100 million at March 31, 2018 and September 30, 2017, respectively (see Note 17), and is primarily related to U.S. accounts receivable securitization and capital lease obligations. There were $29 million and $1 million of cash dividends paid to the Parent by subsidiaries and investments accounted for by the equity method for the six months ended March 31, 2018 and March 31, 2017, respectively.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

24. Subsequent Events

On April 30, 2018, the company acquired substantially all of the assets of AA Gear & Manufacturing, Inc. and its subsidiaries (“AAG”) for a cash purchase price of approximately $35 million. The AAG acquisition will be accounted for as a business combination. AAG provides low-to-medium volume batch manufacturing for complex gear and shaft applications, as well as quick-turnaround prototyping solutions and emergency plant support. The company has a strong manufacturing engineering team with a reputation for solving customers’ technical issues as a means to building long-term customer relationships. Those relationships include some of the world’s leading manufacturers across a wide range of attractive end markets including agriculture, construction, heavy truck, diversified industrial and automotive.
On April 13, 2018, the company purchased an additional $1.5 million of TransPower preferred shares.
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
OVERVIEW
Meritor, Inc. (the “company,” “our,” “we” or “Meritor”), headquartered in Troy, Michigan, is a premier global supplier of a broad range of integrated systems, modules and components to original equipment manufacturers (“OEMs”) and the aftermarket for the commercial vehicle, transportation and industrial sectors. The company serves commercial truck, trailer, military, bus and coach, construction, and other industrial OEMs and certain aftermarkets. Meritor common stock is traded on the New York Stock Exchange under the ticker symbol MTOR.
2nd Quarter Fiscal Year 2018 Results
Our sales for the second quarter of fiscal year 2018 were $1,066 million, an increase compared to $806 million in the same period in the prior fiscal year. The increase in sales was primarily driven by higher production in all of our major markets. Sales for the quarter were also favorably impacted by new business wins and favorable foreign currency.
Net income attributable to Meritor for the second quarter of fiscal year 2018 was $57 million compared to $22 million in the same period in the prior fiscal year. Higher net income year over year was driven primarily by conversion on increased revenue.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the second quarter of fiscal year 2018 was $122 million compared to $82 million in the same period in the prior fiscal year. Our adjusted EBITDA margin (see Non-GAAP Financial Measures below) in the second quarter of fiscal year 2018 was 11.4 percent compared to 10.2 percent in the same period a year ago. Higher adjusted EBITDA and adjusted EBITDA margin year over year were driven primarily by conversion on higher revenue, $11 million of lower pension and retiree medical benefits and a one-time $10 million legal charge related to a dispute with a joint venture in the prior year that did not repeat. These increases were partially offset by a $9 million increase to our environmental reserve in the current period, related to remediation of a previously disposed property and $5 million of Meritor WABCO Vehicle Control Systems ("Meritor WABCO") affiliate earnings in the prior year that did not repeat.
Net income from continuing operations attributable to the company for the second quarter of fiscal year 2018 was $57 million compared to $22 million in the same period in the prior fiscal year. Adjusted income from continuing operations attributable to the company (see Non-GAAP Financial Measures below) for the second quarter of fiscal year 2018 was $68 million compared to $32 million in the same period in the prior fiscal year.
Cash provided by operating activities was $39 million in the second quarter of fiscal year 2018 compared to $44 million in the second quarter of fiscal year 2017. The decrease in cash provided by operating activities was driven by an increase in working capital requirements and lower dividends received from equity method investments, partially offset by conversion on higher sales year over year.
Reportable Segment Changes
On March 12, 2018, we announced a realignment of our operations to further drive our long-term strategic objectives while also assigning new responsibilities as part of our commitment to leadership development. As part of this realignment, our reportable segments changed. As of the second quarter of fiscal year 2018, our reportable segments are (1) Commercial Truck & Trailer and (2) Aftermarket & Industrial. Prior year reportable segment financial results have been recast for these changes.
Equity Repurchase Authorization
On July 21, 2016, our Board of Directors authorized the repurchase of up to $100 million of our common stock from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and our debt covenants. During the second quarter of fiscal year 2018, we repurchased 1.4 million shares of common stock for $33 million (including commission costs) pursuant to this authorization. Certain of these

MERITOR, INC.

shares were repurchased from January 1, 2018 through February 1, 2018 under a 10b5-1 stock repurchase plan. The amount remaining available for repurchases under this authorization was $67 million as of March 31, 2018.

Trends and Uncertainties
     Industry Production Volumes
     The following table reflects estimated on-highway commercial truck production volumes for selected original equipment ("OE") markets for the three and six months ended March 31, 2018 and 2017 based on available sources and management’s estimates.

	Three Months Ended March 31,		Percent	Six Months Ended March 31,		Percent
	2018	2017	Change	2018	2017	Change
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	73	51	43%	140	98	43%
North America, Medium-Duty Trucks	65	64	2%	121	117	3%
North America, Trailers	69	62	11%	146	132	11%
Western Europe, Heavy- and Medium-Duty Trucks	115	115	—%	240	238	1%
South America, Heavy- and Medium-Duty Trucks	25	16	56%	49	30	63%
India, Heavy- and Medium-Duty Trucks	109	101	8%	210	180	17%

North America:
During fiscal year 2018, we expect Class 8 truck production volumes in North America to increase significantly from the production levels experienced in fiscal year 2017.

Western Europe:
During fiscal year 2018, we expect production volumes in Western Europe to remain relatively consistent with the levels experienced in fiscal year 2017.

South America:
During fiscal year 2018, we expect production volumes in South America to increase significantly from the levels experienced in fiscal year 2017.

China:
During fiscal year 2018, we expect production volumes in China to increase significantly from the levels experienced in fiscal year 2017 primarily due to improvements in the construction market.

India:
During fiscal year 2018, we expect production volumes in India to increase significantly from the levels experienced in fiscal year 2017.

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

MERITOR, INC.

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

•
Uncertainties of asbestos claim and other legal proceedings, including the outcome of litigation with insurance companies regarding scope of asbestos coverage, and the long-term solvency of our insurance carriers; and

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

MERITOR, INC.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Income from continuing operations attributable to the company	$57	$22	$22	$37
Loss on debt extinguishment	—	—	8	—
Restructuring costs	1	4	3	4
Asset impairment charges, net of noncontrolling interests	2	—	2	2
Non-cash tax expense (1)	9	6	14	11
U.S. tax reform impacts (2)	(1)	—	76	—
Income tax benefits	—	—	(2)	—
Adjusted income from continuing operations attributable to the company	$68	$32	$123	$54

Diluted earnings per share from continuing operations	$0.63	$0.24	$0.24	$0.41
Impact of adjustments on diluted earnings per share	0.12	0.11	1.11	0.19
Adjusted diluted earnings per share from continuing operations	$0.75	$0.35	$1.35	$0.60

MERITOR, INC.

(1) Represents tax expense related to the use of deferred tax assets in jurisdictions with net operating loss carry forwards.
(2) The six months ended March 31, 2018 include $42 million of non-cash tax expense related to the revaluation of our deferred tax assets and liabilities as a result of the U.S. tax reform and $34 million of non-cash tax expense related to the one-time deemed repatriation of accumulated foreign earnings, which has no cash tax impact due to the use of foreign tax credits.

Free cash flow is reconciled to cash provided by operating activities below (in millions).

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Cash provided by operating activities	$39	$44	$72	$30
Capital expenditures	(17)	(23)	(35)	(40)
Free cash flow	$22	$21	$37	$(10)

MERITOR, INC.

Adjusted EBITDA and segment adjusted EBITDA are reconciled to net income attributable to Meritor, Inc. below (dollars in millions).

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net income attributable to Meritor, Inc.	$57	$22	$21	$37
Loss from discontinued operations, net of tax, attributable to Meritor, Inc.	—	—	1	—
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$57	$22	$22	$37

Interest expense, net	16	21	40	42
Provision for income taxes	22	13	105	19
Depreciation and amortization	21	20	42	37
Noncontrolling interests	3	1	5	2
Loss on sale of receivables	—	1	2	2
Asset impairment charges	2	—	2	3
Restructuring costs	1	4	3	4
Adjusted EBITDA	$122	$82	$221	$146

Adjusted EBITDA margin (1)	11.4%	10.2%	11.2%	9.7%

Unallocated legacy and corporate expense (income), net (2)	10	2	12	2
Segment adjusted EBITDA	$132	$84	$233	$148

Commercial Truck & Trailer (3)
Segment adjusted EBITDA	$96	$52	$165	$92
Segment adjusted EBITDA margin (4)	11.2%	8.4%	10.5%	8.0%

Aftermarket & Industrial (3)
Segment adjusted EBITDA	$36	$32	$68	$56
Segment adjusted EBITDA margin (4)	14.1%	14.2%	14.0%	13.3%
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
(3) Amounts for the three and six months ended March 31, 2017 have been recast to reflect reportable segment changes.
(4) Segment adjusted EBITDA margin equals segment adjusted EBITDA divided by consolidated sales from continuing operations, either in the aggregate or by segment as applicable.

MERITOR, INC.

Net debt is reconciled to total debt and adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. below (dollars in millions).

	March 31, 2018	September 30, 2017
Short-term debt (1)	$77	$288
Long-term debt	728	750
Total debt	805	1,038
Less: Cash and cash equivalents	(100)	(88)
Net debt	$705	$950
(1) In the first quarter of fiscal year 2018, we redeemed the remaining $175 million aggregate principal amount outstanding of the 6.75 percent notes due 2021. In the second quarter of fiscal year 2018, the 4.0 percent convertible notes due 2027 were classified as short-term as the securities are redeemable at the option of the holder on February 15, 2019.

	Twelve Months Ended (1)	Twelve Months Ended
	March 31, 2018	September 30, 2017
Net income attributable to Meritor, Inc.	$308	$324
Loss from discontinued operations, net of tax, attributable to Meritor, Inc.	2	1
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$310	$325

Interest expense, net	117	119
Gain on sale of equity investment	(243)	(243)
Provision for income taxes	138	52
Depreciation and amortization	80	75
Noncontrolling interests	7	4
Loss on sale of receivables	5	5
Asset impairment charges	3	4
Restructuring costs	5	6
Adjusted EBITDA	$422	$347

Net debt over adjusted EBITDA	1.7	2.7
(1) Trailing-twelve-month period ended March 31, 2018 is used to measure the company's leverage in order to assist management in its assessment of appropriate allocation of capital as part of our current M2019 plan and is also used to assess management's performance under one of our performance-based compensation plans.

MERITOR, INC.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
   Sales
The following table reflects total company and business segment sales for the three months ended March 31, 2018 and 2017 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Three Months Ended March 31,				Dollar Change Due To
	2018	2017 (1)	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck & Trailer
North America	$414	$288	$126	44%	$—	$126
Europe	198	156	42	27%	26	16
South America	61	37	24	65%	(2)	26
China	53	28	25	89%	5	20
India	61	53	8	15%	2	6
Other	28	21	7	33%	1	6
Total External Sales	$815	$583	$232	40%	$32	$200
Intersegment Sales	39	35	4	11%	5	(1)
Total Sales	$854	$618	$236	38%	$37	$199

Aftermarket & Industrial
North America	$217	$198	$19	10%	$1	$18
Europe	34	25	9	36%	5	4
Total External Sales	$251	$223	$28	13%	$6	$22
Intersegment Sales	5	3	2	67%	4	(2)
Total Sales	$256	$226	$30	13%	$10	$20

Total External Sales	$1,066	$806	$260	32%	$38	$222
(1) Amounts for the three months ended March 31, 2017 have been recast to reflect reportable segment changes.
Commercial Truck & Trailer sales were $854 million in the second quarter of fiscal year 2018, up 38 percent compared to the second quarter of fiscal year 2017. The increase in sales was primarily driven by higher production in all of our major markets. Higher sales in the quarter were also driven by the continued benefits from new business wins, as well as favorable foreign currency.
Aftermarket & Industrial sales were $256 million in the second quarter of fiscal year 2018, up 13 percent compared to the second quarter of fiscal year 2017. The increase in sales was primarily driven by higher sales in our Industrial business, which included sales from the Fabco Holdings, Inc. ("Fabco") business that was acquired in the fourth quarter of fiscal year 2017.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended March 31, 2018 was $888 million compared to $685 million in the same period in the prior fiscal year, representing an increase of 30 percent, primarily driven by increased volumes. Total cost of sales was 83.3 and 85.0 percent of sales for the three-month periods ended March 31, 2018 and 2017, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the second quarter of fiscal year 2018 compared to the same quarter in the prior year (in millions):

MERITOR, INC.

Cost of Sales
Three Months Ended March 31, 2017	$685
Volume, mix and other, net	177
Foreign exchange	26
Three Months Ended March 31, 2018	$888
     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Higher material costs	$172
Higher labor and overhead costs	40
Other, net	(9)
Total change in costs of sales	$203
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended March 31, 2018 increased $172 million compared to the same period in the prior fiscal year primarily due to higher volumes.
Labor and overhead costs increased $40 million compared to the same period in the prior fiscal year primarily due to higher volumes.
Other, net decreased $9 million compared to the same period in the prior fiscal year primarily due to lower retiree medical expense.
Gross margin was $178 million and $121 million for the three-month periods ended March 31, 2018 and 2017, respectively. Gross margin, as a percentage of sales, was 16.7 and 15.0 percent for the three-month periods ended March 31, 2018 and 2017, respectively. Gross margin as a percentage of sales increased due primarily to conversion on higher sales and lower pension and retiree medical expense.
Other Income Statement Items
     Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2018 and 2017 are summarized as follows (dollars in millions):

	Three Months Ended
	March 31, 2018		March 31, 2017		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$—	—%	$(1)	(0.1)%	$(1)	(0.1) pts
Short and long-term variable compensation	(15)	(1.4)%	(9)	(1.1)%	6	0.3 pts
Asbestos-related expense, net of asbestos-related insurance recoveries	(2)	(0.2)%	(2)	(0.2)%	—	0.0 pts
2017 Legal settlement charge	—	—%	(10)	(1.2)%	(10)	(1.2) pts
All other SG&A	(57)	(5.3)%	(44)	(5.6)%	13	(0.3) pts
Total SG&A	$(74)	(6.9)%	$(66)	(8.2)%	$8	(1.3) pts
We recognized $2 million and $5 million related to previous cash settlements with insurance companies for recoveries of defense and indemnity costs associated with asbestos liabilities in the second quarter of fiscal years 2018 and 2017, respectively, which are included in Asbestos-related expense, net of asbestos-related insurance recoveries (see Note 20 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). In the second quarter of fiscal year 2017, we recognized a $10 million charge for a legal settlement related to a dispute with a joint venture.

MERITOR, INC.

All other SG&A, which represents normal selling, general and administrative expense, increased year over year, primarily due to investments to support M2019 plan growth initiatives.
Restructuring costs were $1 million in the second quarter of fiscal year 2018, down $3 million from $4 million in the second quarter of fiscal year 2017. During the three months ended March 31, 2017, these costs primarily related to employee severance costs.
Other operating expense, net increased by $9 million from $2 million in the second quarter of fiscal year 2017 to $11 million in the second quarter of fiscal year 2018. During the three months ended March 31, 2018 and March 31, 2017, these costs primarily related to environmental remediation.
Operating income increased by $43 million from $49 million in the second quarter of fiscal year 2017 to $92 million in the same period in fiscal year 2018. Key items affecting operating income are discussed above.
Equity in earnings of affiliates decreased by $2 million from $8 million in the second quarter of fiscal year 2017 to $6 million in the same period in fiscal year 2018. In the fourth quarter of fiscal year 2017, we sold our interest in Meritor WABCO Vehicle Control Systems ("Meritor WABCO") to a subsidiary of our joint venture partner, WABCO Holdings Inc. The decrease in equity in earnings of affiliates was primarily driven by Meritor WABCO earnings that were included in fiscal year 2017 results but not in fiscal year 2018. This decrease was partially offset by improved earnings in our remaining joint ventures.
Interest expense, net decreased by $5 million from $21 million in the second quarter of fiscal year 2017 to $16 million in the same period in fiscal year 2018. Interest expense related to fixed-rate debt decreased approximately $5 million as a result of capital market transactions completed in the fourth quarter of fiscal year 2017 and the first quarter of fiscal year 2018, which lowered our total average debt balance and associated weighted average interest rate.
Provision for income taxes was $22 million in the second quarter of fiscal year 2018 compared to $13 million in the same period in the prior fiscal year. The increase in tax expense primarily relates to stronger earnings in certain jurisdictions that do not have a tax valuation allowance.
Income from continuing operations (before noncontrolling interests) was $60 million in the second quarter of fiscal year 2018 compared to $23 million in the second quarter of fiscal year 2017. The reasons for the increase are discussed above.
Loss from discontinued operations, net of tax was an insignificant amount in the second quarter of fiscal years 2018 and 2017.
Net income attributable to Meritor, Inc. was $57 million in the second quarter of fiscal year 2018 compared to $22 million in the second quarter of fiscal year 2017. The various factors affecting net income are discussed above.

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
     The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for the three months ended March 31, 2018 and 2017 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Three Months Ended March 31,			Three Months Ended March 31,
	2018	2017 (1)	Change	2018	2017 (1)	Change
Commercial Truck & Trailer	$96	$52	$44	11.2%	8.4%	2.8 pts
Aftermarket & Industrial	36	32	4	14.1%	14.2%	(0.1) pts
Segment adjusted EBITDA	$132	$84	$48	12.4%	10.4%	2.0 pts

MERITOR, INC.

(1) Amounts for the three months ended March 31, 2017 have been recast to reflect reportable segment changes.

     Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck & Trailer	Aftermarket & Industrial	TOTAL
Segment adjusted EBITDA– Quarter ended March 31, 2017 (1)	$52	$32	$84
Lower earnings from unconsolidated affiliates	(2)	—	(2)
Higher short-and long-term variable compensation	(6)	(2)	(8)
Lower pension and retiree medical expense, net	4	7	11
Impact of foreign currency exchange rates	3	—	3
2017 Legal settlement charge	10	—	10
Volume, mix, pricing and other	35	(1)	34
Segment adjusted EBITDA – Quarter ended March 31, 2018	$96	$36	$132
(1) Amounts for the three months ended March 31, 2017 have been recast to reflect reportable segment changes.
Commercial Truck & Trailer segment adjusted EBITDA was $96 million in the second quarter of fiscal year 2018, up $44 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin increased to 11.2 percent compared to 8.4 percent in the same period in the prior fiscal year. The increases in both segment adjusted EBITDA and segment adjusted EBITDA margin were driven primarily by conversion on higher revenue, a one-time legal charge related to a dispute with a joint venture in the prior year that did not repeat and the favorable impact of changes to retiree medical benefits, partially offset by higher variable compensation and lower affiliate earnings arising from the sale of our interest in the Meritor WABCO joint venture in the previous year.
     Aftermarket & Industrial segment adjusted EBITDA was $36 million in the second quarter of fiscal year 2018, up $4 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin decreased to 14.1 percent compared to 14.2 percent in the second quarter of fiscal year 2017. The increase in segment Adjusted EBITDA was driven primarily by the favorable impact of changes to retiree medical benefits; however, segment Adjusted EBITDA margin decreased due to higher material and freight costs as well as higher allocated variable compensation accruals.

MERITOR, INC.

Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017
   Sales
The following table reflects total company and business segment sales for the six months ended March 31, 2018 and 2017 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Six Months Ended March 31,				Dollar Change Due To
	2018	2017 (1)	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck & Trailer
North America	$749	$544	$205	38%	$—	$205
Europe	371	289	82	28%	41	41
South America	107	67	40	60%	(1)	41
China	96	52	44	85%	7	37
India	114	95	19	20%	4	15
Other	56	43	13	30%	1	12
Total External Sales	$1,493	$1,090	$403	37%	$52	$351
Intersegment Sales	74	65	9	14%	8	1
Total Sales	$1,567	$1,155	$412	36%	$60	$352

Aftermarket & Industrial
North America	$415	$368	$47	13%	$1	$46
Europe	61	47	14	30%	7	7
Total External Sales	$476	$415	$61	15%	$8	$53
Intersegment Sales	9	7	2	29%	6	(4)
Total Sales	$485	$422	$63	15%	$14	$49

Total External Sales	$1,969	$1,505	$464	31%	$60	$404
(1) Amounts for the six months ended March 31, 2017 have been recast to reflect reportable segment changes.
Commercial Truck & Trailer sales were $1,567 million in the first six months of fiscal year 2018, up 36 percent compared to the first six months of fiscal year 2017. The increase in sales was primarily driven by higher production in all of our major markets. Higher sales were also driven by the continued benefits from new business wins and increased market share, as well as favorable foreign currency.
Aftermarket & Industrial sales were $485 million in the first six months of fiscal year 2018, up 15 percent compared to the first six months of fiscal year 2017. The increase in sales was primarily driven by higher sales in our Industrial business which included sales from the Fabco business that was acquired in the fourth quarter of fiscal year 2017.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the six months ended March 31, 2018 was $1,651 million compared to $1,295 million in the same period in the prior fiscal year, representing an increase of 27 percent, primarily driven by increased volumes. Total cost of sales was 83.8 and 86.0 percent of sales for the six-month periods ended March 31, 2018 and 2017, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the first six months of fiscal year 2018 compared to the same period in the prior year (in millions):

MERITOR, INC.

Cost of Sales
Six Months Ended March 31, 2017	$1,295
Volume, mix and other, net	313
Foreign exchange	43
Six Months Ended March 31, 2018	$1,651
     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Higher material costs	$296
Higher labor and overhead costs	78
Other, net	(18)
Total change in costs of sales	$356
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the six months ended March 31, 2018 increased $296 million compared to the same period in the prior fiscal year primarily due to higher volumes.
Labor and overhead costs increased $78 million compared to the same period in the prior fiscal year primarily due to higher volumes.
Other, net decreased $18 million compared to the same period in the prior fiscal year primarily due to lower retiree medical expense.
Gross margin was $318 million and $210 million for the six-month periods ended March 31, 2018 and 2017, respectively. Gross margin, as a percentage of sales, was 16.2 and 14.0 percent for the six-month periods ended March 31, 2018 and 2017, respectively. Gross margin as a percentage of sales increased due primarily to conversion on higher sales and lower pension and retiree medical expense.
Other Income Statement Items
     SG&A for the six months ended March 31, 2018 and 2017 are summarized as follows (dollars in millions):

	Six Months Ended
	March 31, 2018		March 31, 2017		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(2)	(0.1)%	$(2)	(0.1)%	$—	0.0 pts
Short and long-term variable compensation	(27)	(1.4)%	(17)	(1.1)%	10	0.3 pts
Asbestos-related expense, net of asbestos-related insurance recoveries	(4)	(0.2)%	(1)	(0.1)%	3	0.1 pts
2017 Legal settlement charge	—	—%	(10)	(0.7)%	(10)	(0.7) pts
All other SG&A	(108)	(5.5)%	(89)	(5.9)%	19	(0.4) pts
Total SG&A	$(141)	(7.2)%	$(119)	(7.9)%	$22	(0.7) pts
We recognized $4 million and $11 million related to previous cash settlements with insurance companies for recoveries of defense and indemnity costs associated with asbestos liabilities in the first six months of fiscal years 2018 and 2017, respectively, which are included in Asbestos-related expense, net of asbestos-related insurance recoveries (see Note 20 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). In the second quarter of fiscal year 2017, we recognized a $10 million charge for a legal settlement related to a dispute with a joint venture.
All other SG&A, which represents normal selling, general and administrative expense, increased year over year, primarily due to investments to support M2019 plan growth initiatives.

MERITOR, INC.

Restructuring costs decreased by $1 million from $4 million in the first six months of fiscal year 2017 to $3 million in the same period in fiscal year 2018. During the six months ended March 31, 2018 and March 31, 2017, these costs primarily related to employee severance costs.
Other operating expense, net increased by $7 million from $5 million in the first six months of fiscal year 2017 to $12 million in the first six months of 2018. During the first six months ended March 31, 2018, these costs primarily related to environmental remediation. During the first six months ended March 31, 2017, we recognized an asset impairment of $3 million related to a business classified as held for sale, and we incurred $2 million of environmental remediation costs.
Operating income increased by $80 million from $82 million in the first six months of fiscal year 2017 to $162 million in the same period in fiscal year 2018. Key items affecting operating income are discussed above.
Equity in earnings of affiliates decreased by $7 million from $18 million in the first six months of fiscal year 2017 to $11 million in the same period in fiscal year 2018. The decrease in equity in earnings of affiliates was primarily driven by Meritor WABCO earnings that were included in fiscal year 2017 results but not in fiscal year 2018. This decrease was partially offset by improved earnings in our remaining joint ventures.
Interest expense, net decreased by $2 million from $42 million in the first six months of fiscal year 2017 to $40 million in the same period in fiscal year 2018. In the first six months of fiscal year 2018, we recognized an approximately $8 million loss on debt extinguishment, which is included in Interest expense, net, related to the redemption of our 6.75 percent notes due 2021 (the "6.75 Percent Notes"). Interest expense related to fixed-rate debt decreased approximately $10 million as a result of capital markets transactions completed in the fourth quarter of fiscal year 2017 and the first quarter of fiscal year 2018, which lowered our total average debt balance and associated weighted average interest rate.
Provision for income taxes was $105 million in the first six months of fiscal year 2018 compared to $19 million in the same period in the prior fiscal year. The six months ended March 31, 2018 include $42 million of non-cash tax expense related to the revaluation of our deferred tax assets and liabilities as a result of the U.S. tax reform and $34 million of non-cash tax expense related to the one-time deemed repatriation of accumulated foreign earnings, which has no cash impact due to the use of foreign tax credits. Also, a tax planning strategy was implemented that resulted in a $4 million tax benefit from the reversal of a tax valuation allowance in Sweden.
Income from continuing operations (before noncontrolling interests) was $27 million in the first six months of fiscal year 2018 compared to $39 million in the same period in fiscal year 2017. The reasons for the decrease are discussed above.
Loss from discontinued operations, net of tax was $1 million in the first six months of fiscal year 2018 and an insignificant amount in the same period in fiscal year 2017.
Net income attributable to Meritor, Inc. was $21 million in the first six months of fiscal year 2018 compared to $37 million in the same period in fiscal year 2017. The various factors affecting net income are discussed above.

Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins
     The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for the six months ended March 31, 2018 and 2017 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Six Months Ended March 31,			Six Months Ended March 31,
	2018	2017 (1)	Change	2018	2017 (1)	Change
Commercial Truck & Trailer	$165	$92	$73	10.5%	8.0%	2.5 pts
Aftermarket & Industrial	68	56	12	14.0%	13.3%	0.7 pts
Segment adjusted EBITDA	$233	$148	$85	11.8%	9.8%	2.0 pts
(1) Amounts for the six months ended March 31, 2017 have been recast to reflect reportable segment changes.

MERITOR, INC.

     Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck & Trailer	Aftermarket & Industrial	TOTAL
Segment adjusted EBITDA– Six months ended March 31, 2017 (1)	$92	$56	$148
Lower earnings from unconsolidated affiliates	(7)	—	(7)
Higher short-and long-term variable compensation	(9)	(3)	(12)
Lower pension and retiree medical expense, net	8	14	22
Impact of foreign currency exchange rates	6	—	6
2017 Legal settlement charge	10	—	10
Volume, mix, pricing and other	65	1	66
Segment adjusted EBITDA – Six months ended March 31, 2018	$165	$68	$233
(1) Amounts for the six months ended March 31, 2017 have been recast to reflect reportable segment changes.
Commercial Truck & Trailer segment adjusted EBITDA was $165 million in the first six months of fiscal year 2018, up $73 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin increased to 10.5 percent compared to 8.0 percent in the same period in the prior fiscal year. The increases in both segment adjusted EBITDA and segment adjusted EBITDA margin were driven primarily by conversion on higher revenue, a one-time legal charge related to a dispute with a joint venture in the prior year that did not repeat and the favorable impact of changes to retiree medical benefits, partially offset by higher variable compensation and lower affiliate earnings arising from the sale of our interest in the Meritor WABCO joint venture in the previous year.
     Aftermarket & Industrial segment adjusted EBITDA was $68 million in the first six months of fiscal year 2018, up $12 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin increased to 14.0 percent compared to 13.3 percent in the first six months of fiscal year 2017. The increases in both segment adjusted EBITDA and segment adjusted EBITDA margin were driven by conversion on higher revenue and the favorable impact of changes to retiree medical benefits partially offset by higher material and freight costs.
Financial Condition
Cash Flows (in millions)

	Six Months Ended March 31,
	2018	2017
OPERATING CASH FLOWS
Income from continuing operations	$27	$39
Depreciation and amortization	42	37
Deferred income tax expense	84	12
Loss on debt extinguishment	8	—
Restructuring costs	3	4
Asset impairment charges	2	3
Equity in earnings of affiliates	(11)	(18)
Pension and retiree medical expense (income)	(16)	7
Dividends received from equity method investments	6	13
Pension and retiree medical contributions	(14)	(19)
Restructuring payments	(4)	(7)
Increase in working capital	(79)	(30)
Changes in off-balance sheet accounts receivable factoring	19	19
Other, net	5	(30)
Cash flows provided by continuing operations	72	30
Cash flows used for discontinued operations	—	—
CASH PROVIDED BY OPERATING ACTIVITIES	$72	$30

MERITOR, INC.

     Cash provided by operating activities in the first six months of fiscal year 2018 was $72 million compared to $30 million in the same period of fiscal year 2017. The increase in cash provided by operating activities was primarily driven by conversion on higher sales year over year.

	Six Months Ended March 31,
	2018	2017
INVESTING CASH FLOWS
Capital expenditures	$(35)	$(40)
Proceeds from prior year sale of equity method investment	250	—
Proceeds from sale of a business	4	—
Cash paid for investment in Transportation Power, Inc.	(3)	—
Net investing cash flows provided by discontinued operations	—	2
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	$216	$(38)
     Cash provided by investing activities was $216 million in the first six months of fiscal year 2018 compared to cash used for investing activities of $38 million in the same period in fiscal year 2017. The increase in cash provided by investing activities was driven by $250 million of proceeds received in the first quarter of fiscal year 2018, from the sale of our interest in Meritor WABCO in the fourth quarter of fiscal year 2017.

	Six Months Ended March 31,
	2018	2017
FINANCING CASH FLOWS
Borrowings and securitization	$(60)	$—
Redemption of notes	(181)	—
Debt issuance costs	—	(4)
Other financing activities	(2)	(11)
Net change in debt	(243)	(15)
Repurchase of common stock	(33)	—
CASH USED FOR FINANCING ACTIVITIES	$(276)	$(15)
     Cash used for financing activities was $276 million in the first six months of fiscal year 2018 compared to $15 million in the same period of fiscal year 2017. The increase in cash used for financing activities is primarily related to the redemption of the 6.75 Percent Notes in the first quarter of fiscal year 2018. We utilized $185 million to redeem $175 million principal amount of our 6.75 Percent Notes (see Note 17 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). The increase in cash used for financing activities was also driven by a reduction in outstanding borrowings against our securitization facility in the current year and the repurchase of 1.4 million shares of common stock for $33 million (including commission costs) pursuant to the July 2016 equity repurchase authorization (see Note 21 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).
Liquidity
Our outstanding debt, net of discounts and unamortized debt issuance costs, where applicable, is summarized in the table below (in millions).

	March 31, 2018	September 30, 2017
Fixed-rate debt securities	$444	$616
Fixed-rate convertible notes	364	363
Unamortized discount on convertible notes	(41)	(42)
Other borrowings	38	101
Total debt	$805	$1,038

MERITOR, INC.

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
     Sources of liquidity as of March 31, 2018, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 3/31/18	Readily Available as of 3/31/18	Current Expiration
On-balance sheet arrangements:
Revolving credit facility (1)	$525	$—	$525	March 2022 (1)
Committed U.S. accounts receivable securitization (2)	100	29	70	December 2020
Total on-balance sheet arrangements	$625	$29	$595
Off-balance sheet arrangements: (2)
Committed Swedish factoring facility (3)	$191	$175	$—	March 2020
Committed U.S. factoring facility	98	44	—	February 2019
Uncommitted U.K. factoring facility	31	10	—	February 2022
Uncommitted Italy factoring facility	37	34	—	June 2022
Other uncommitted factoring facilities	31	16	—	None
Letter of credit facility	25	16	9	March 2019
Total off-balance sheet arrangements	413	295	9
Total available sources	$1,038	$324	$604
(1)The availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant.
(2)Availability subject to adequate eligible accounts receivable available for sale.
(3)Actual amounts may exceed the bank's commitment at the bank's discretion.
Cash and Liquidity Needs – Our cash and liquidity needs have been affected by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At March 31, 2018, we had $109 million in cash and cash equivalents.
At March 31, 2018, we had approximately $17 million of our cash and cash equivalents held in jurisdictions outside of the U.S. that, if repatriated, could result in local withholding taxes. It is our intent to reinvest those cash balances in our foreign operations, and we will continue to meet our liquidity needs in the U.S. through ongoing cash flows from operations in the U.S., external borrowings or both.
Our availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant, as defined in the credit agreement, which may limit our borrowings under such agreement as of each quarter end. As long as we are in compliance with those covenants as of the quarter end, we have full availability (up to the amount of collateral under the

MERITOR, INC.

collateral test) under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At March 31, 2018, we were in compliance with all covenants under our credit agreement.
Equity Repurchase Authorization – On July 21, 2016, our Board of Directors authorized the repurchase of up to $100 million of our common stock from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and our debt covenants. During the second quarter of fiscal year 2018, we repurchased 1.4 million shares of common stock for $33 million (including commission costs) pursuant to this authorization. The amount remaining available for repurchases under this authorization was $67 million as of March 31, 2018.

Debt Repurchase Authorization – On July 21, 2016, our Board of Directors authorized the repurchase of up to $150 million aggregate principal amount of any of our debt securities (including convertible debt securities) from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and our debt covenants. The amount remaining available for repurchases under this authorization was $50 million as of March 31, 2018.

Redemption of 6.75 Percent Notes - On September 28, 2017, we redeemed $100 million of the outstanding $275 million aggregate principal amount of our 6.75 Percent Notes at a price of $1,033.75 per $1,000 of principal amount, plus accrued and unpaid interest. As a result, a loss on debt extinguishment of $5 million was recorded in the consolidated statement of operations within Interest expense, net during fiscal year 2017. The redemption was made pursuant to the July 2016 debt repurchase authorization (see Note 21 of the Notes to Consolidated Financial Statements).
On November 2, 2017, we redeemed the remaining $175 million aggregate principal amount outstanding of the 6.75 Percent Notes at a price of $1,033.75 per $1,000 of principal amount, plus accrued and unpaid interest. As a result, a loss on debt extinguishment of $8 million was recorded in the consolidated statement of operations within Interest expense, net. The redemption was made pursuant to a special authorization from the Board of Directors in connection with the sale of our interest in Meritor WABCO.
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
 The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement. At March 31, 2018, we were in compliance with all covenants under the revolving credit facility with a ratio of approximately 0.20x for the priority debt-to-EBITDA ratio covenant.
     The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At March 31, 2018, the revolving credit facility was collateralized by approximately $808 million of our assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and our investment in all or a portion of certain of our wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating. At March 31, 2018, the margin over LIBOR rate was 275 basis points and the commitment fee was 37.5 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 175 basis points.
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

MERITOR, INC.

No borrowings were outstanding under the revolving credit facility at March 31, 2018 and September 30, 2017. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At March 31, 2018 and September 30, 2017, there were no letters of credit outstanding under the revolving credit facility.
U.S. Securitization Program – We have a $100 million U.S. accounts receivables securitization facility. On December 5, 2017, we entered into an amendment that extended the facility expiration date to December 2020. The maximum permitted priority debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the condensed consolidated balance sheet. At March 31, 2018 and September 30, 2017, $29 million and $89 million, respectively, were outstanding under this program. At March 31, 2018, $1 million was outstanding for letters of credit under this program. At September 30, 2017, no amounts were outstanding for letters of credit. This securitization program contains a cross default to our revolving credit facility. At March 31, 2018, we were in compliance with all covenants under our credit agreement (see Note 17 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash received from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
Capital Leases – In March 2012, we entered into a master lease agreement with Wells Fargo Equipment Finance, under which we can enter into lease arrangements for equipment. Each lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. We had $2 million and $3 million outstanding under this capital lease arrangement as of March 31, 2018 and September 30, 2017, respectively. In addition, we had another $7 million and $10 million outstanding through other capital lease arrangements at March 31, 2018 and September 30, 2017, respectively.
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
Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under our revolving credit facility if the defaulted amount exceeds $35 million per bank. As of March 31, 2018 and September 30, 2017, we had $19 million and $24 million, respectively, outstanding under this program at more than one bank.
Credit Ratings – At May 2, 2018, our Standard & Poor’s corporate credit rating and senior unsecured credit rating were BB and BB-, respectively, and our Moody’s Investors Service corporate credit rating and senior unsecured credit rating were B1 and B2, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
Off-Balance Sheet Arrangements
     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with a total amount utilized at March 31, 2018 of $279 million, of which $219 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $60 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.
The Swedish facility is backed by a 364-day liquidity commitment from Nordea Bank, which was renewed through February 12, 2019. Commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in the case of the U.K. and Italy commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).

MERITOR, INC.

     Letter of Credit Facilities – On February 21, 2014, we amended and restated our letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, which expires in March 2019, we have the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $25 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. We had $16 million and $18 million of letters of credit outstanding under this facility at March 31, 2018 and September 30, 2017, respectively. In addition, we had another $6 million and $5 million of letters of credit outstanding through other letter of credit facilities at March 31, 2018 and September 30, 2017, respectively.
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

MERITOR, INC.

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

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase (Decrease) in
Foreign Currency Sensitivity:
Forward contracts in USD (1)	$2.4	$(2.4)	Fair Value
Forward contracts in Euro (1)	(3.2)	3.2	Fair Value
Foreign currency denominated debt (2)	0.6	(0.6)	Fair Value
Foreign currency option contracts in USD	3.4	3.1	Fair Value
Foreign currency option contracts in Euro	—	1.3	Fair Value

	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase (Decrease) in
Interest Rate Sensitivity:
Debt – fixed rate (3)	$(35.9)	$38.4	Fair Value
Debt – variable rate	(0.1)	0.1	Cash flow
Interest rate swaps	—	—	Fair Value

(1)Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)At March 31, 2018, the fair value of outstanding foreign currency denominated debt was $6 million. A 10% decrease in quoted currency exchange rates would result in a decrease of $1 million in foreign currency denominated debt. At March 31, 2018, a 10% increase in quoted currency exchange rates would result in an increase of $1 million in foreign currency denominated debt.

(3) At March 31, 2018, the fair value of outstanding debt was $899 million. A 50 basis points decrease in quoted interest rates would result in an increase of $38.4 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in a decrease of $35.9 million in the fair value of fixed rate debt.

MERITOR, INC.

Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1- 31, 2018	2,400	$22.99	2,400	$99,825,827
February 1- 28, 2018	509,416	$25.16	509,416	$87,010,389
March 1- 31, 2018	865,199	$23.23	865,199	$66,908,568
Total	1,377,015		1,377,015

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

     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. There were no shares withheld in the second quarter of fiscal 2018 to satisfy tax obligations for exercise of options. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the second quarter of fiscal 2018 to satisfy tax obligations upon the vesting of restricted shares. The company does not believe such purchases or transactions described above are issuer repurchases for the purposes of this Item 2 of Part II of this Quarterly Report on Form 10-Q.

MERITOR, INC.

Item 5. Other Information
Cautionary Statement
This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to reliance on major OEM customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to manage demand expectations in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on our European operations, or financing arrangements related thereto following the United Kingdom's decision to exit the European Union or, in the event one or more other countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, restrictive government actions regarding trade, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); risks related to our joint ventures; rising costs of pension benefits; the ability to achieve the expected benefits of strategic initiatives and restructuring actions; our ability to successfully integrate the products and technologies of Fabco Holdings, Inc. and AA Gear Mfg., Inc. and future results of such acquisitions, including their generation of revenue and their being accretive; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development and launch of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental, asbestos-related, or other matters; the actual impacts of our modifications to benefits provided to certain former union employee retirees on the company’s balance sheet, earnings and amount of cash payments; possible changes in accounting rules; ineffective internal controls; and other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

MERITOR, INC.

Date:	May 3, 2018	By:	/s/	April Miller Boise
April Miller Boise
Senior Vice President, Chief Legal Officer and Corporate Secretary
(For the registrant)

Date:	May 3, 2018	By:	/s/	Paul D. Bialy
Paul D. Bialy
Vice President, Controller and Principal Accounting Officer

Date:	May 3, 2018	By:	/s/	Kevin A. Nowlan
Kevin A. Nowlan
Senior Vice President and President, Trailer and Components, and Chief Financial Officer