Form 10-Q
period 2018-07-01
MERITOR INC
filed 2018-08-02
CIK 1113256

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2018
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
86,482,913 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on July 31, 2018.

MERITOR, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Sales	$1,129	$920	$3,098	$2,425
Cost of sales	(952)	(778)	(2,603)	(2,073)
GROSS MARGIN	177	142	495	352
Selling, general and administrative	(76)	(73)	(217)	(192)
Restructuring costs	(3)	—	(6)	(4)
Other operating expense, net	—	—	(12)	(5)
OPERATING INCOME	98	69	260	151
Other income, net	2	1	1	1
Equity in earnings of affiliates	9	14	20	32
Interest expense, net	(14)	(21)	(54)	(63)
INCOME BEFORE INCOME TAXES	95	63	227	121
Provision for income taxes	(26)	(11)	(131)	(30)
INCOME FROM CONTINUING OPERATIONS	69	52	96	91
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2)	(1)	(3)	(1)
NET INCOME	67	51	93	90
Less: Net income attributable to noncontrolling interests	(3)	(3)	(8)	(5)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$64	$48	$85	$85
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$66	$49	$88	$86
Loss from discontinued operations	(2)	(1)	(3)	(1)
Net income	$64	$48	$85	$85
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.76	$0.55	$1.00	$0.98
Discontinued operations	(0.02)	(0.01)	(0.03)	(0.01)
Basic earnings per share	$0.74	$0.54	$0.97	$0.97
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.73	$0.52	$0.96	$0.94
Discontinued operations	(0.02)	(0.01)	(0.03)	(0.01)
Diluted earnings per share	$0.71	$0.51	$0.93	$0.93

Basic average common shares outstanding	87.2	88.4	88.1	87.9
Diluted average common shares outstanding	89.8	93.3	91.2	91.4

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Net income	$67	$51	$93	$90
Other comprehensive income (loss):
Foreign currency translation adjustments:
Attributable to Meritor, Inc.	(52)	17	(46)	8
Attributable to noncontrolling interest	(2)	—	(1)	(1)
Pension and other postretirement benefit related adjustments	3	11	9	33
Unrealized gain on investments and foreign exchange contracts	1	(2)	4	—
Other comprehensive income (loss), net of tax	(50)	26	(34)	40
Total comprehensive income	17	77	59	130
Less: Comprehensive income attributable to noncontrolling interest	(1)	(3)	(7)	(4)
Comprehensive income attributable to Meritor, Inc.	$16	$74	$52	$126

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2018	September 30, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (1)	$100	$88
Receivables, trade and other, net (1)	609	789
Inventories (1)	466	378
Other current assets	36	43
TOTAL CURRENT ASSETS	1,211	1,298
NET PROPERTY (1)	447	474
GOODWILL (1)	419	414
OTHER ASSETS (1)	539	596
TOTAL ASSETS	$2,616	$2,782
LIABILITIES, MEZZANINE EQUITY AND EQUITY
CURRENT LIABILITIES:
Short-term debt	$48	$288
Accounts and notes payable (1)	731	622
Other current liabilities	278	272
TOTAL CURRENT LIABILITIES	1,057	1,182
LONG-TERM DEBT	728	750
RETIREMENT BENEFITS	282	314
OTHER LIABILITIES	244	239
TOTAL LIABILITIES	2,311	2,485
COMMITMENTS AND CONTINGENCIES (See Note 20)
MEZZANINE EQUITY:
Convertible debt with cash settlement	2	2
EQUITY:
Common stock (June 30, 2018 and September 30, 2017, 102.1 and 101.4 shares issued and 86.5 and 88.6 shares outstanding, respectively)	102	101
Additional paid-in capital	779	765
Retained earnings	168	83
Treasury stock, at cost (June 30, 2018 and September 30, 2017, 15.6 and 12.8 shares, respectively)	(199)	(136)
Accumulated other comprehensive loss	(578)	(545)
Total equity attributable to Meritor, Inc.	272	268
Noncontrolling interests (1)	31	27
TOTAL EQUITY	303	295
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,616	$2,782
(1) As of June 30, 2018, Assets and liabilities held for sale consisted of $1 million Net property. As of September 30, 2017, Assets and liabilities held for sale were: (i) $1 million Cash and cash equivalents; (ii) $13 million Receivables, trade and other, net; (iii) $2 million Inventories; (iv) $3 million Net property; (v) $1 million Goodwill; (vi) $1 million Other assets; (vii) $12 million Accounts and notes payable; and (viii) $2 million Noncontrolling interests.
See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Nine Months Ended June 30,
	2018	2017
	(Unaudited)
OPERATING ACTIVITIES
CASH PROVIDED BY OPERATING ACTIVITIES (See Note 10)	$191	$136
INVESTING ACTIVITIES
Capital expenditures	(52)	(52)
Proceeds from prior year sale of equity method investment	250	—
Cash paid for acquisition of AA Gear & Manufacturing, Inc.	(36)	—
Cash paid for investment in Transportation Power, Inc.	(6)	—
Proceeds from sale of a business	4	—
Proceeds from sale of assets	2	—
Net investing cash flows provided by discontinued operations	—	2
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	162	(50)
FINANCING ACTIVITIES
Borrowings and securitization	(89)	—
Redemption of notes	(181)	—
Debt issuance costs	—	(4)
Other financing activities	(3)	(12)
Net change in debt	(273)	(16)
Repurchase of common stock	(63)	—
CASH USED FOR FINANCING ACTIVITIES	(336)	(16)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(5)	1
CHANGE IN CASH AND CASH EQUIVALENTS	12	71
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88	160
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$100	$231

See notes to condensed consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity (Deficit) Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning balance at September 30, 2017	$101	$765	$83	$(136)	$(545)	$268	$27	$295
Comprehensive income (loss)	—	—	85	—	(33)	52	7	59
Equity based compensation expense	—	14	—	—	—	14	—	14
Vesting of equity based awards	1	(1)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	(63)	—	(63)	—	(63)
Noncontrolling interest dividend	—	—	—	—	—	—	(1)	(1)
Other equity adjustments	—	1	—	—	—	1	(2)	(1)
Ending Balance at June 30, 2018	$102	$779	$168	$(199)	$(578)	$272	$31	$303

Beginning balance at September 30, 2016	$99	$876	$(241)	$(136)	$(809)	$(211)	$25	$(186)
Comprehensive income	—	—	85	—	41	126	4	130
Equity based compensation expense	—	12	—	—	—	12	—	12
Vesting of equity based awards	2	(2)	—	—	—	—	—	—
Stock option exercises	—	2	—	—	—	2	—	2
Convertible debt with cash settlement	—	(12)	—	—	—	(12)	—	(12)
Noncontrolling interest dividends	—	—	—	—	—	—	(1)	(1)
Other equity adjustments	—	(1)	—	—	—	(1)	—	(1)
Ending Balance at June 30, 2017	$101	$875	$(156)	$(136)	$(768)	$(84)	$28	$(56)

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
In the opinion of the company, the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as amended. The condensed consolidated balance sheet data as of September 30, 2017 was derived from audited financial statements but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended June 30, 2018 are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30, and its fiscal quarters generally end on the Sundays nearest December 31, March 31 and June 30. The third quarter of fiscal years 2018 and 2017 ended on July 1, 2018 and July 2, 2017, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and June 30 are used consistently throughout this report to represent the fiscal year end and third fiscal quarter end, respectively.
2. Earnings per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted shares, restricted share units, performance share unit awards and convertible securities, if applicable.
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Basic average common shares outstanding	87.2	88.4	88.1	87.9
Impact of restricted shares, restricted share units and performance share units	1.7	1.8	2.1	1.4
Impact of convertible notes	0.9	3.1	1.0	2.1
Diluted average common shares outstanding	89.8	93.3	91.2	91.4
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
For each of the three and nine months ended June 30, 2018, the dilutive impact of previously issued restricted shares, restricted share units and performance share units was 1.7 million and 2.1 million shares, respectively. For the three and nine months ended June 30, 2017, the dilutive impact of previously issued restricted shares, restricted share units, and performance share units was 1.8 million and 1.4 million shares, respectively. For the three and nine months ended June 30, 2018, compensation cost related to restricted shares, restricted share units and performance share units was $4 million and $14 million, respectively. For the three and nine months ended June 30, 2017, compensation cost related to restricted shares, restricted share units and performance share units was $5 million and $12 million, respectively.
For the three and nine months ended June 30, 2018, 0.9 million and 1.0 million shares, respectively, were included in the computation of diluted earnings per share, as the company's average stock price during these periods exceeded the conversion price for the 7.875 percent convertible notes due 2026. For the three and nine months ended June 30, 2017, 3.1 million and 2.1 million shares, respectively, were included in the computation of diluted earnings per share, as the company's average stock price during these periods exceeded the conversion price for the 7.875 percent convertible notes due 2026.
3. New Accounting Standards
Accounting standards implemented during fiscal year 2018
In July 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-09, Codification Improvements. The amendments in this ASU result from the FASB’s standing project to address suggestions on the Accounting Standards Codification and to make other incremental improvements to Generally Accepted Accounting Principles

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

("GAAP"). The amendments include changes to clarify the Codification or correct unintended application of guidance that is not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.

Some of the amendments in this ASU were effective upon issuance. Others have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. And some are conforming amendments that have been made to recently issued guidance that is not yet effective that may require application of the transition and effective date guidance in the original ASU.

The amendments that were effective upon issuance did not have a material impact on the company's consolidated financial statements. The company plans to implement the remaining amendments beginning October 1, 2019 and is currently evaluating the potential impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU intends to simplify how share-based payments are accounted for, including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The company adopted this standard in the first quarter of fiscal year 2018. Following adoption of this standard, all excess tax benefits and all tax deficiencies generated in the current and future periods will be prospectively recorded as income tax benefit or expense in the company’s consolidated statement of operations in the reporting period in which they occur. An income tax benefit of approximately $1 million was recognized in the quarterly period ended December 31, 2017 as a result of the adoption of ASU 2016-09 and a corresponding $1 million increase in income from continuing operations and net income was recognized during the period. The amendments in the guidance that require application using a modified retrospective transition method did not impact the company. Therefore, there was no cumulative-effect adjustment to retained earnings recognized as of October 2, 2017. The company has elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

In March 2016, the FASB issued ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. The ASU eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The company adopted this standard in the first quarter of fiscal year 2018. This guidance did not have a material impact on the consolidated financial statements.

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
Accounting standards to be implemented
In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in this ASU affect the guidance issued in ASU 2016-02, Leases (Topic 842), which is not yet effective. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments also provide lessors with a practical expedient to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component in certain circumstances. The effective date for this ASU are the same as those for ASU 2016-02 as described below. Therefore, the company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2019 in connection with its planned implementation of ASU 2016-02 and is currently assessing the potential impact of this new guidance on its accounting policies and its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842. The amendments in this ASU affect narrow aspects of the guidance issued in ASU 2016-02, Leases (Topic 842), which is not yet effective. The effective date and transition requirements for this ASU are the same as those for ASU 2016-02 as described below. Therefore, the company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2019 in connection with its planned implementation of ASU 2016-02 and is currently assessing the potential impact of this new guidance on its accounting policies and its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 ("U.S. tax reform") from accumulated other comprehensive income into retained earnings.  ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance requires entities to only include the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit, are to be included in a separate line item(s) outside of any sub-total of operating income. ASU 2017-07 also provides guidance that only the service cost component of net benefit cost is eligible for capitalization. This standard is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The revisions in this amendment are to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminates the need to determine the fair value of individual assets and liabilities of a reporting unit to measure a goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. The revised guidance will be applied prospectively, and is effective for calendar year-end Securities and Exchange Commission ("SEC") filers in 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The new guidance is not expected to have a material impact on the company's consolidated financial statements.

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

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update). The ASU was issued to remove from the Accounting Standards Codification ("Codification") certain SEC staff guidance that the SEC staff stated would be rescinded: Revenue and Expense Recognition for Freight Services in Process; Accounting for Shipping and Handling Fees and Costs; and Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products). The amendments in this update affect the guidance in ASU 2014-09, which is not effective yet. The effective date and the transition requirements for the amendments in ASU 2016-11 are the same as the effective date and transition requirements in ASU 2014-09 as described below. Therefore, the company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2018 in connection with its planned implementation of ASU 2014-09 and is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

fair value recognized in net income. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The company does not expect a material impact on its consolidated financial statements from adoption of this guidance.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service and requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 was originally effective for fiscal periods beginning after December 15, 2016, including interim periods within those fiscal periods. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year making it effective for fiscal periods beginning after December 15, 2017, including interim periods within those fiscal periods, while also providing for early adoption but not before the original effective date. The company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2018 using the modified-retrospective transition method.

The company is concluding the assessment phase of its implementation of this standard. The company does not expect a material impact on its consolidated financial statements from adoption of this guidance. Disclosure requirements under this standard have been significantly expanded in comparison to the disclosure requirements under current GAAP. The company is concluding its assessment of the new disclosure requirements and is in the process of drafting its disclosures for both interim and annual periods under Topic 606.
4. Discontinued Operations
Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Sales	$—	$—	$—	$—

Loss before income taxes	$(2)	$(1)	$(4)	$(1)
Benefit from income taxes	—	—	1	—
Loss from discontinued operations attributable to Meritor, Inc.	$(2)	$(1)	$(3)	$(1)
Loss from discontinued operations attributable to the company for the three and nine months ended June 30, 2018 was primarily related to environmental remediation and changes in estimates related to legal costs incurred in connection with a previously divested business.
Total discontinued operations assets as of both June 30, 2018 and September 30, 2017 were $1 million, and total discontinued operations liabilities as of June 30, 2018 and September 30, 2017 were $11 million and $6 million, respectively.
5. Goodwill
In accordance with FASB Accounting Standards Codification ("ASC") Topic 350-20, “Intangibles—Goodwill and Other,” goodwill is reviewed for impairment annually during the fourth quarter of the fiscal year or more frequently if certain indicators arise. If business conditions or other factors cause the operating results and cash flows of a reporting unit to decline, the company may be required to record impairment charges for goodwill at that time.
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
Realignment of Reporting Units

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Acquisition of AA Gear & Manufacturing, Inc. Business
On April 30, 2018, the company acquired substantially all of the assets of AA Gear & Manufacturing, Inc. and its subsidiaries (“AAG”) for a cash purchase price of approximately $36 million. The AAG acquisition was accounted for as a business combination. The company recorded provisional goodwill in the amount of $9 million for the excess of consideration paid over the fair value of the individual assets acquired and liabilities assumed. This recorded goodwill consists largely of the synergies and economies of scale expected from combining the operations of the company and AAG. All of the goodwill was assigned to the Commercial Truck & Trailer reportable segment. All goodwill recognized is expected to be deductible for income tax purposes over the next 15 years.

A summary of the changes in the carrying value of goodwill by the company’s two reportable segments are presented below (in millions):

	Commercial Truck & Trailer	Aftermarket & Industrial	Total
Goodwill (1)	$283	$146	$429
Accumulated impairment losses (1)	—	(15)	(15)
Beginning balance at September 30, 2017 (1)	283	131	414
Adjustment due to sale of a business (see Note 8)	(1)	—	(1)
Fabco measurement period adjustment (see Note 8)	—	(1)	(1)
Goodwill acquired from acquisition (see Note 8)	9	—	9
Foreign currency translation	(2)	—	(2)
Balance at June 30, 2018	$289	$130	$419
(1) Amounts have been recast to reflect reportable segment changes (see Note 22).

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Restructuring Costs
Restructuring reserves, primarily related to unpaid employee termination benefits, were $5 million at June 30, 2018 and $6 million at September 30, 2017. The changes in restructuring reserves for the nine months ended June 30, 2018 and 2017 are as follows (in millions):

	Employee Termination Benefits	Plant Shutdown & Other	Total
Beginning balance at September 30, 2017	$5	$1	$6
Activity during the period:
Charges to continuing operations	6	—	6
Cash payments – continuing operations	(6)	(1)	(7)
Total restructuring reserves at June 30, 2018	5	—	5
Less: non-current restructuring reserves	(1)	—	(1)
Restructuring reserves – current, at June 30, 2018	$4	$—	$4

Balance at September 30, 2016	$15	$1	$16
Activity during the period:
Charges to continuing operations	4	—	4
Cash payments – continuing operations	(10)	(1)	(11)
Other	(1)	—	(1)
Total restructuring reserves at June 30, 2017	8	—	8
Less: non-current restructuring reserves	(1)	—	(1)
Restructuring reserves – current, at June 30, 2017	$7	$—	$7

Segment Realignment Program: On March 12, 2018, the company announced a realignment of operations to further drive long-term strategic objectives while also assigning new responsibilities as part of its commitment to leadership development. As a part of this program, the company approved various labor restructuring actions in the Commercial Truck & Trailer segment and Aftermarket & Industrial segment. The company recorded $3 million and $4 million of restructuring costs during the third quarter and first nine months of fiscal year 2018, respectively, in connection with this program. These actions will be substantially complete by the end of fiscal year 2018.

Other Restructuring Actions: During the first nine months of fiscal year 2018, the company recorded restructuring costs of $2 million primarily associated with labor reduction programs in the Commercial Truck & Trailer segment and Aftermarket & Industrial segment.

Aftermarket Actions: During the third quarter of fiscal year 2017, the company approved various restructuring plans in the North American and European Aftermarket businesses. The company recorded $4 million of restructuring costs during the first nine months of fiscal year 2017. Restructuring actions with these plans were substantially complete as of September 30, 2017.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Specifically, the company included discrete tax expense in its first quarter financial statements for fiscal year 2018 related to provisional amounts under SAB 118 for the impact of the revaluation of U.S. deferred tax assets and liabilities due to the federal income tax rate reduction from 35 percent to 21 percent. In order to properly account for the blended tax rate in place for fiscal year 2018, the company estimated the deferred tax assets and liabilities expected to reverse during the current fiscal year and applied a tax rate of 24.5 percent. All other deferred tax assets and liabilities are expected to reverse in fiscal year 2019 or later and were revalued at 21 percent. Additionally, the company estimated its liability and included provisional amounts for the one-time transition tax as a discrete tax expense. The company will elect to offset the liability associated with this transition tax by utilizing foreign tax credit carryovers. The revaluation of the deferred tax assets and the transition tax resulted in a non-cash charge of $77 million in the first quarter of fiscal year 2018. That amount remains the same for the nine months ended June 30, 2018.

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

In evaluating its ability to recover these net deferred tax assets, the company utilizes a consistent approach which considers its historical operating results, including an assessment of the degree to which any gains or losses are driven by items that are unusual in nature, and tax planning strategies. In addition, the company reviews changes in near-term market conditions and other factors that impact future operating results. In the first quarter of fiscal year 2018, a tax planning strategy was implemented that resulted in a $4 million tax benefit from the reversal of a tax valuation allowance in Sweden. As of June 30, 2018, the company continues to maintain the valuation allowances in Brazil, France, the U.K., along with certain U.S. states and other jurisdictions, as the company believes the negative evidence that it will be able to recover these net deferred tax assets continues to outweigh the positive evidence. If, in the future, the company generates taxable income on a sustained basis, its conclusion regarding the need for valuation allowances in these jurisdictions could change.

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

could change, leading to a reversal of all or a portion of the valuation allowance. The company anticipates the potential range of a full reversal to be approximately $8 million to $12 million.

For the three months ended June 30, 2018, the company had approximately $7 million of net pre-tax income compared to $3 million of net pre-tax income in the same period in fiscal year 2017 in tax jurisdictions in which tax expense (benefit) is not recorded.

For the nine months ended June 30, 2018, the company had approximately $20 million of net pre-tax income compared to an insignificant net pre-tax loss in the same period in fiscal year 2017 in tax jurisdictions in which tax expense (benefit) is not recorded.
8. Acquisition and Divestiture
Acquisition of AA Gear & Manufacturing, Inc. Business
On April 30, 2018, the company acquired substantially all of the assets of AAG for a cash purchase price of approximately $36 million. AAG provides low-to-medium volume batch manufacturing for complex gear and shaft applications, as well as quick-turnaround prototyping solutions and emergency plant support. The AAG acquisition was accounted for as a business combination.

The purchase price was allocated on a provisional basis as of April 30, 2018. The identifiable net assets acquired of $27 million, which consisted of accounts receivable and accounts payable, net of $2 million, inventories of $5 million, fixed assets of $5 million, and an identifiable intangible of $15 million, were recorded at estimated fair values based on management's estimates, available information, and reasonable and supportable assumptions. The company recorded a provisional goodwill amount of $9 million (see Note 5).

Pro forma financial information of the company is presented in the following table for the three and nine months ended June 30, 2018 and 2017 as if the AAG acquisition had occurred on October 1, 2016. The pro forma financial information is unaudited and is provided for informational purposes only and does not purport to be indicative of the results which would have actually been attained had the acquisition occurred on October 1, 2016 (in millions).

	Pro Forma Combined
	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Sales	$1,133	$926	$3,111	$2,441
Net income attributable to Meritor, Inc.	$64	$61	$86	$120
Actual amounts of revenue and earnings included in the consolidated financial statements for the three and nine months ended June 30, 2018 were not material.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Estimated Fair Value
	As of September 30, 2017	Measurement Period Adjustments	As of June 30, 2018
Purchase price	$34	$—	$34

Acquired assets and liabilities
Receivables	5	—	5
Inventories	13	(1)	12
Property, plant and equipment	9	(2)	7
Intangible assets	—	3	3
Accounts payable	(6)	—	(6)
Other current liabilities	(6)	1	(5)
Total identifiable net assets acquired	15	1	16

Goodwill resulting from the acquisition of Fabco	19	(1)	18
	$34	$—	$34

Divestiture of Meritor Huayang Vehicle Braking Company Ltd.
On February 7, 2018, Meritor completed the sale of its equity interest in Meritor Huayang Vehicle Braking Company Ltd. All assets and liabilities of the business were transferred at closing. As a result of the divestiture and prior period held for sale classification, a pretax impairment charge of $3 million previously recorded within other operating expense, net in the company’s condensed consolidated statement of operations for fiscal year 2017.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Accounts Receivable Factoring and Securitization
Off-balance sheet arrangements
Swedish Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo through one of its European subsidiaries. Under this arrangement with Nordea Bank, which expires in March 2020, the company can sell up to, at any point in time, €155 million ($179 million) of eligible trade receivables. The amount of eligible receivables sold may exceed Nordea Bank's commitment at Nordea Bank's discretion. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €165 million ($190 million) and €139 million ($164 million) of this accounts receivable factoring facility as of June 30, 2018 and September 30, 2017, respectively.
The facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through February 12, 2019. The commitment is subject to standard terms and conditions for this type of arrangement.
U.S. Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its U.S. subsidiaries through one of its U.S. subsidiaries. Under this arrangement with Nordea Bank, which expires in February 2019, the company can sell up to, at any point in time, €80 million ($93 million) of eligible trade receivables. The amount of eligible receivables sold may exceed Nordea Bank’s commitment at Nordea Bank’s discretion. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €45 million ($52 million) and €37 million ($43 million) of this accounts receivable factoring facility as of June 30, 2018 and September 30, 2017, respectively.
United Kingdom Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. Under this arrangement with Nordea Bank, which expires in February 2022, the company can sell up to, at any point in time, €25 million ($29 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €10 million ($12 million) and €7 million ($9 million) of this accounts receivable factoring facility as of June 30, 2018 and September 30, 2017, respectively. The agreement is subject to standard terms and conditions for these types of arrangements, including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
Italy Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement with Nordea Bank, which expires in June 2022, the company can sell up to, at any point in time, €30 million ($35 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €30 million ($35 million) and €22 million ($26 million) of this accounts receivable factoring facility as of June 30, 2018 and September 30, 2017, respectively. The agreement is subject to standard terms and conditions for these types of arrangements, including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
In addition to the above facilities, a number of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. The amount of factored receivables excluded from accounts receivable under these arrangements was $21 million and $19 million at June 30, 2018 and September 30, 2017, respectively.
Total costs associated with all of the off-balance sheet arrangements described above were $1 million and $2 million in the three months ended June 30, 2018 and 2017, respectively, and $3 million and $4 million in the nine months ended June 30, 2018 and 2017, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On-balance sheet arrangements
U.S. Securitization Facility: The company has a $100 million U.S. accounts receivables securitization facility with PNC Bank, which expires December 2020. The maximum permitted priority debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (“ARC”), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company’s U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the condensed consolidated balance sheet. At June 30, 2018, no amounts were outstanding under this program. At September 30, 2017, $89 million was outstanding under this program. At June 30, 2018, $11 million was outstanding for letters of credit under this program. At September 30, 2017, no amounts were outstanding for letters of credit. This securitization program contains a cross default to the revolving credit facility. At certain times during any given month, the company may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, the company would then typically utilize the cash received from customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, the company may borrow under this program amounts exceeding the amounts shown as outstanding at fiscal quarter ends.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Operating Cash Flows
The reconciliation of net income to cash flows provided by operating activities is as follows (in millions):

	Nine Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$93	$90
Less: Loss from discontinued operations, net of tax	(3)	(1)
Income from continuing operations	96	91
Adjustments to income from continuing operations to arrive at cash provided by operating activities:
Depreciation and amortization	64	55
Deferred income tax expense	92	19
Loss on debt extinguishment	8	—
Restructuring costs	6	4
Asset impairment charges	2	2
Equity in earnings of affiliates	(20)	(32)
Pension and retiree medical expense (income)	(23)	11
Other adjustments to income from continuing operations	13	12
Dividends received from equity method investments	9	25
Pension and retiree medical contributions	(17)	(28)
Restructuring payments	(7)	(11)
Changes in off-balance sheet accounts receivable securitization and factoring programs	65	62
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations	(98)	(73)
Operating cash flows provided by continuing operations	190	137
Operating cash flows provided by (used for) discontinued operations	1	(1)
CASH PROVIDED BY OPERATING ACTIVITIES	$191	$136
11. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or net realizable value (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	June 30, 2018	September 30, 2017
Finished goods	$172	$139
Work in process	36	34
Raw materials, parts and supplies	258	205
Total	$466	$378

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Other Current Assets
     Other current assets are summarized as follows (in millions):

	June 30, 2018	September 30, 2017
Asbestos-related recoveries (see Note 20)	$10	$14
Prepaid and other	26	29
Other current assets	$36	$43
13. Net Property
     Net property is summarized as follows (in millions):

	June 30, 2018	September 30, 2017
Property at cost:
Land and land improvements	$29	$30
Buildings	228	240
Machinery and equipment	901	892
Company-owned tooling	129	126
Construction in progress	52	69
Total	1,339	1,357
Less: accumulated depreciation	(892)	(883)
Net property	$447	$474
14. Other Assets
     Other assets are summarized as follows (in millions):

	June 30, 2018	September 30, 2017
Investments in non-consolidated joint ventures	$105	$101
Asbestos-related recoveries (see Note 20) (1)	27	32
Unamortized revolver debt issuance costs	6	8
Capitalized software costs, net	24	27
Deferred income tax assets, net	138	229
Assets for uncertain tax positions	45	48
Prepaid pension costs	150	135
Intangible assets (2)	18	1
Other	26	15
Other assets	$539	$596

(1)	Includes reserves for Rockwell insurance policies in dispute.

(2)
Primarily relates to customer relationships. As of June 30, 2018, the gross carrying value was $18 million and the accumulated amortization was insignificant. As of September 30, 2017, the gross carrying value was $1 million and the accumulated amortization was insignificant. The weighted average amortization periods for customer relationships is approximately 19 years.

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The company holds a variable interest in a joint venture that is a variable interest entity ("VIE") accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At June 30, 2018 and September 30, 2017, the company’s investment in the joint venture was $63 million and $54 million, respectively.
TransPower

Meritor completed a $3 million strategic investment in Transportation Power, Inc. (“TransPower”) in each of the first and third quarters of fiscal year 2018. The company holds a variable interest in TransPower, a VIE. TransPower develops electrical drive solutions and supplies integrated drive systems, full electric truck solutions and energy-storage subsystems to major manufacturers of trucks, school buses, refuse vehicles and terminal tractors. The company is not the primary beneficiary of TransPower, as other owners have control over the significant activities of TransPower, including the development of intellectual property and manufacturing. Therefore, the company does not consolidate TransPower. At June 30, 2018, the company’s investment in TransPower was $6 million, representing the company’s maximum exposure to loss.
15. Other Current Liabilities
     Other current liabilities are summarized as follows (in millions):

	June 30, 2018	September 30, 2017
Compensation and benefits	$116	$117
Income taxes	24	11
Taxes other than income taxes	24	34
Accrued interest	15	9
Product warranties	18	18
Environmental reserves (see Note 20)	5	5
Restructuring (see Note 6)	4	5
Asbestos-related liabilities (see Note 20)	18	19
Indemnity obligations (see Note 20)	2	2
Other	52	52
Other current liabilities	$278	$272
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in product warranties is as follows (in millions):

	Nine Months Ended June 30,
	2018	2017
Total product warranties – beginning of period	$45	$44
Accruals for product warranties	14	8
Payments	(12)	(10)
Change in estimates and other	4	1
Total product warranties – end of period	51	43
Less: Non-current product warranties	(33)	(25)
Product warranties – current	$18	$18
16. Other Liabilities
Other liabilities are summarized as follows (in millions):

	June 30, 2018	September 30, 2017
Asbestos-related liabilities (see Note 20)	$119	$124
Restructuring (see Note 6)	1	1
Non-current deferred income tax liabilities	11	12
Liabilities for uncertain tax positions	29	32
Product warranties (see Note 15)	33	27
Environmental (see Note 20)	12	4
Indemnity obligations (see Note 20)	10	10
Other	29	29
Other liabilities	$244	$239
17. Long-Term Debt
     Long-Term debt, net of discounts where applicable, is summarized as follows (in millions):

	June 30, 2018	September 30, 2017
3.25 percent convertible notes due 2037(1)(3)	$318	$317
4.0 percent convertible notes due 2027(1)(4)	24	24
7.875 percent convertible notes due 2026(1)(5)	22	22
6.75 percent notes due 2021(2)(6)	—	173
6.25 percent notes due 2024(2)(7)	444	443
Capital lease obligation	7	12
Borrowings and securitization	—	89
Unamortized discount on convertible notes (8)	(39)	(42)
Subtotal	776	1,038
Less: current maturities	(48)	(288)
Long-term debt	$728	$750
(1) The 3.25 percent convertible notes, 4.0 percent convertible notes and 7.875 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2025, 2019 and 2020, respectively.
(2) The 6.75 percent notes and 6.25 percent notes contain a call option, which allows for early redemption.
(3) The 3.25 percent convertible notes are presented net of $7 million and $8 million unamortized issuance costs as of June 30, 2018 and September 30, 2017, respectively.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) The 4.0 percent convertible notes are presented net of unamortized issuance costs of an insignificant amount as of June 30, 2018 and September 30, 2017.
(5) The 7.875 percent convertible notes are presented net of unamortized issuance costs of an insignificant amount as of June 30, 2018 and September 30, 2017, and $1 million original issuance discount as of June 30, 2018 and September 30, 2017.
(6) The 6.75 percent notes are presented net of $2 million unamortized issuance costs as of September 30, 2017.
(7) The 6.25 percent notes are presented net of $6 million and $7 million unamortized issuance costs as of June 30, 2018 and September 30, 2017, respectively.
(8) The carrying amount of the equity component related to convertible debt.

Repurchase of Debt Securities
On November 2, 2017, the company redeemed the remaining $175 million aggregate principal amount outstanding of the company's 6.75 percent notes due 2021 (the “6.75 Percent Notes”) at a price of $1,033.75 per $1,000 of principal amount, plus accrued and unpaid interest. The redemption resulted in a loss on debt extinguishment of approximately $8 million. The loss on debt extinguishment is included in Interest expense, net in the condensed consolidated statement of operations. The redemption was made pursuant to a special authorization from the Board of Directors in connection with the sale of the company's interest in Meritor WABCO Vehicle Control Systems ("Meritor WABCO") in the fourth quarter of fiscal year 2017. As of September 30, 2017, the 6.75 Percent Notes were classified as current because the company had announced its intention to redeem all of the remaining $175 million aggregate principal amount then outstanding.
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

Current Classification of 4.0 Percent Convertible Notes

The 4.0 Percent Convertible Notes were classified as current as of June 30, 2018 as the securities are redeemable at the option of the holder on February 15, 2019, at a repurchase price in cash equal to 100 percent of the accreted principal amount of the securities to be repurchased plus accrued and unpaid interest. The 4.0 Percent Convertible Notes were classified as noncurrent as of September 30, 2017.

Current Classification of 7.875 Percent Convertible Notes
The 7.875 Percent Convertible Notes were classified as current as of June 30, 2018 as the holders are entitled to convert all or a portion of their 7.875 Percent Convertible Notes at any time beginning July 2, 2018 and prior to the close of business on September 28, 2018 at a rate of 83.3333 shares of common stock per $1,000 principal amount at maturity of the 7.875 Percent Convertible Notes (representing a conversion price of approximately $12.00 per share). The 7.875 Percent Convertible Notes are convertible as the closing price of shares of the company's common stock for at least 20 trading days during the 30 consecutive trading-day period ending on June 29, 2018 was greater than 120 percent of the $12.00 conversion price associated with the 7.875 Percent Convertible Notes.

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
As a result of the 7.875 Percent Convertible Notes becoming currently convertible for cash up to the principal amount of $23 million at the holder's option, $2 million of permanent equity was reclassified as mezzanine equity as of June 30, 2018.

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
The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At June 30, 2018, the revolving credit facility was collateralized by approximately $864 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company’s current corporate credit rating. At June 30, 2018, the margin over LIBOR rate was 275 basis points and the commitment fee was 37.5 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 175 basis points.
Certain of the company’s subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly held notes outstanding under the company’s indentures (see Note 23).
No borrowings were outstanding under the revolving credit facility at June 30, 2018 and September 30, 2017. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At June 30, 2018 and September 30, 2017, there were no letters of credit outstanding under the revolving credit facility.

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

Capital Leases
In March 2012, the company entered into a master lease agreement with Wells Fargo Equipment Finance, under which the company can enter into lease arrangements for equipment. Each lease term is 60 months and the lease interest rate is equal to the

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. The company had $1 million and $3 million outstanding under this capital lease arrangement as of June 30, 2018 and September 30, 2017, respectively. In addition, the company had another $6 million and $10 million outstanding through other capital lease arrangements at June 30, 2018 and September 30, 2017, respectively.

Letter of Credit Facilities
On February 21, 2014, the company entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, which expires in March 2019, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $25 million. This facility contains covenants and events of default generally similar to those existing in the company’s public debt indentures. There were $3 million and $18 million of letters of credit outstanding under this facility at June 30, 2018 and September 30, 2017, respectively. The company had another $16 million and $5 million of letters of credit outstanding through other letter of credit facilities at June 30, 2018 and September 30, 2017, respectively.

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

Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million per bank. As of June 30, 2018 and September 30, 2017, the company had $14 million and $24 million, respectively, outstanding under this program at more than one bank.
18. Financial Instruments
Fair values of financial instruments are summarized as follows (in millions):

	June 30, 2018		September 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$100	$100	$88	$88
Short-term debt	48	73	288	329
Long-term debt	728	782	750	859
Foreign exchange forward contracts (other assets)	—	—	—	—
Foreign exchange forward contracts (other liabilities)	—	—	3	3
Foreign currency option contracts (other assets)	1	1	3	3
Cross-currency Swap (other assets)	6	6	—	—

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	June 30, 2018			September 30, 2017
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Assets
Foreign exchange forward contracts	—	—	—	—	—	—
Derivative Liabilities
Foreign exchange forward contracts	—	—	—	3	—	3
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
Fair value of financial instruments by the valuation hierarchy at June 30, 2018 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$100	$—	$—
Short-term debt	—	71	2
Long-term debt	—	777	5
Foreign exchange forward contracts (other assets)	—	—	—
Foreign exchange forward contracts (other liabilities)	—	—	—
Foreign currency option contracts (other assets)	—	—	1
Cross-currency Swap (other assets)	—	6	—
Fair value of financial instruments by the valuation hierarchy at September 30, 2017 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$88	$—	$—
Short-term debt	—	325	4
Long-term debt	—	851	8
Foreign exchange forward contracts (other assets)	—	—	—
Foreign exchange forward contracts (other liabilities)	—	3	—
Foreign currency option contracts (other assets)	—	—	3
Cross-currency Swap (other assets)	—	—	—

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below provide a reconciliation of changes in fair value of the Level 3 financial assets and liabilities measured at fair value in the condensed consolidated balance sheet for the three and nine months ended June 30, 2018 and 2017, respectively. No transfers of assets between any of the Levels occurred during these periods.

Three months ended June 30, 2018 (in millions)	Short-term foreign currency option contracts	Long-term foreign currency option contracts	Total
Fair Value as of March 31, 2018	$1	$—	$1
Total unrealized gains (losses):
Included in other income	1	—	1
Included in cost of sales	—	—	—
Total realized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Settlements	(1)	—	(1)
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	—	—	—
Fair Value as of June 30, 2018	$1	$—	$1

Three months ended June 30, 2017 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of March 31, 2017	$3	$2	$5
Total unrealized gains (losses):
Included in other income	—	—	—
Included in cost of sales	(1)	—	(1)
Total realized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	1	1
Settlements	(2)	(1)	(3)
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	1	(1)	—
Fair Value as of June 30, 2017	$1	$1	$2

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nine months ended June 30, 2018 (in millions)	Short-term foreign currency option contracts	Long-term foreign currency option contracts	Total
Fair Value as of September 30, 2017	$2	$1	$3
Total unrealized gains (losses):
Included in other income	1	—	1
Included in cost of sales	(1)	(1)	(2)
Total realized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Settlements	(1)	—	(1)
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	—	—	—
Fair Value as of June 30, 2018	$1	$—	$1

Nine months ended June 30, 2017 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2016	$—	$2	$2
Total unrealized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	2	2
Total realized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	1	1
Settlements	(2)	(1)	(3)
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	3	(3)	—
Fair Value as of June 30, 2017	$1	$1	$2
(1) Transfers as of the last day of the reporting period.
Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents as of June 30, 2018 or September 30, 2017.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign currency option contracts — The company uses option contracts to mitigate foreign exchange exposure on expected future Indian Rupee-denominated purchases. As of June 30, 2018 and September 30, 2017, the notional amount of the company's Indian rupee foreign exchange contracts outstanding was $201 million and $172 million, respectively. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.
The company uses option contracts to mitigate the risk of volatility in the translation of euro earnings to U.S. dollars. As of June 30, 2018 and September 30, 2017, the notional amount of the company's euro option contracts outstanding was $14 million and $58 million, respectively. These option contracts did not qualify for a hedge accounting election. Changes in fair value associated with these contracts are recorded in the consolidated statement of operations in other income, net.
The company uses option contracts to mitigate the risk of volatility in the translation of Swedish krona to U.S. dollars. As of June 30, 2018 and September 30, 2017, the notional amount of the company's Swedish krona option contracts outstanding was $13 million and $71 million, respectively. These option contracts did not qualify for a hedge accounting election. Changes in fair value associated with these contracts are recorded in the consolidated statement of operations in other income, net.
The company uses option contracts to mitigate foreign exchange exposure on expected future South Korean won-denominated purchases. As of June 30, 2018 and September 30, 2017, there were no South Korean won foreign exchange option contracts outstanding. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.
The company uses foreign currency option contracts to mitigate foreign currency exposure on expected future Brazilian real-denominated purchases. As of June 30, 2018, the notional amount of the company's Brazilian real foreign exchange contracts outstanding was $13 million. As of September 30, 2017, there were no Brazilian real foreign exchange option contracts outstanding. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.
The fair value of foreign exchange option contracts is based on third-party proprietary models, which incorporate inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates and time utilizing market instruments with similar quality and maturity characteristics.
Cross-currency swap contracts — The company uses cross-currency swap contracts to hedge a portion of its net investment in a foreign subsidiary against volatility in foreign exchange rates. These derivative instruments are designated and qualify as hedges of net investments in foreign operations using the spot method to assess effectiveness. Settlements and changes in fair values of the instruments are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss) on the consolidated statement of comprehensive income (loss), to offset the changes in the values of the net investments being hedged. Any portion of net investment hedges that is determined to be ineffective is recorded in other expenses, net on the consolidated statements of operations.
In the third quarter of fiscal year 2018, the company entered into multiple cross-currency swaps with a combined notional amount of $225 million. As of June 30, 2018, the notional amount of the company's cross-currency swap contracts outstanding was $225 million. These swaps hedged a portion of the net investment in a certain European subsidiary against volatility in the EUR/USD foreign exchange rate. They mature in May 2021.
The fair value of cross-currency swap contracts is based on a model which incorporates observable inputs, including quoted spot rates, forward exchange rates and discounted future expected cash flows, utilizing market interest rates with similar quality and maturity characteristics.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19. Retirement Benefit Liabilities
Retirement benefit liabilities consisted of the following (in millions):

	June 30, 2018	September 30, 2017
Retiree medical liability	$94	$104
Pension liability	199	219
Other	13	15
Subtotal	306	338
Less: current portion (included in compensation and benefits, Note 15)	(24)	(24)
Retirement benefits	$282	$314
The components of net periodic pension and retiree medical expense included in continuing operations for the three months ended June 30 are as follows (in millions):

	2018		2017
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$14	$1	$13	$4
Assumed return on plan assets	(25)	—	(24)	—
Amortization of prior service costs	—	(9)	—	(1)
Recognized actuarial loss	7	5	8	4
Total expense (income)	$(4)	$(3)	$(3)	$7
The components of net periodic pension and retiree medical expense included in continuing operations for the nine months ended June 30 are as follows (in millions):

	2018		2017
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$41	$2	$39	$11
Assumed return on plan assets	(74)	—	(71)	—
Amortization of prior service costs	—	(26)	—	(2)
Recognized actuarial loss	21	13	23	11
Total expense (income)	$(12)	$(11)	$(9)	$20

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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Additionally, one site operated by a predecessor of the company has been proposed for addition to the Superfund National Priorities List. Management estimates the total reasonably possible costs the company could incur for the remediation of the nine Superfund sites at June 30, 2018 to be approximately $5 million, of which $2 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.
     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at June 30, 2018 to be approximately $34 million, of which $15 million is probable and recorded as a liability.
     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 1.75 to 2.75 percent and is approximately $14 million at June 30, 2018. The undiscounted estimate of these costs is approximately $16 million.
     The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning balance at September 30, 2017	$2	$7	$9
Payments and other	—	(4)	(4)
Accruals	—	12	12
Balance at June 30, 2018	$2	$15	$17
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
In April 2016, the company was served with several complaints filed against the company and other defendants in the United States District Court for the Northern District of Mississippi. The complaints were amended in July 2016.  These complaints allege damages, including diminution of property value, concealment/fraud and emotional distress resulting from alleged environmental pollution in and around a neighborhood in Grenada, Mississippi. Rockwell owned and operated a facility near the neighborhood from 1965 to 1985. The company filed answers to the complaints in July 2016. In May 2017, the company was served with a complaint filed against the company and other defendants by the Mississippi Attorney General in the Chancery Court of Grenada County, Mississippi.  The complaint alleges that operations at the above-referenced Grenada facility caused contamination of off-site groundwater and surface waters. Subsequently, the company removed this action to the United States District Court for the Northern District of Mississippi. However, plaintiffs’ motion to remand the case to the Chancery Court was granted in March 2018. In April, May and July 2018, the company was served with additional property damage, personal injury and wrongful death lawsuits naming the company and others as defendants, which were brought by current and former residents of the same neighborhood. The company intends to defend itself vigorously against these claims. The company believes at this time that liabilities associated with these cases, while possible, are not probable and estimable, and therefore has not recorded any accrual for them as of June 30, 2018 and September 30, 2017. Further, a reasonably possible range of loss cannot be estimated at this time.

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
Maremont had approximately 1,700 and 2,800 pending asbestos-related claims at June 30, 2018 and September 30, 2017, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, the total number of claims filed is not necessarily the most meaningful factor in determining Maremont's asbestos-related liability.
     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	June 30, 2018	September 30, 2017
Pending and future claims	$68	$68
Billed but unpaid claims	2	2
Asbestos-related liabilities	$70	$70
Asbestos-related insurance recoveries	$18	$25
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
     As of September 30, 2017, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Maremont’s obligation for asbestos personal injury claims over the next ten years of $68 million to $82 million. After consultation with Bates White, management recognized a liability of $68 million as of each of June 30, 2018 and September 30, 2017 for pending and future claims over the next ten years. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Maremont has recognized incremental insurance receivables associated with recoveries expected for asbestos-related liabilities as the estimate of asbestos-related liabilities for pending and future claims changes.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recoveries: Maremont has historically had insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The insurance receivable related to asbestos-related liabilities was $18 million and $25 million as of June 30, 2018 and September 30, 2017, respectively. The receivable is for coverage provided by one insurance carrier based on a coverage-in-place agreement. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next ten years. The difference between the estimated liability and insurance receivable is primarily related to exhaustion of settled insurance coverage within the forecasted period.
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
     Rockwell International (“Rockwell”) — ArvinMeritor, Inc. (“AM”), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. Rockwell had approximately 1,600 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at June 30, 2018 and September 30, 2017.
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
     The Rockwell legacy asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	June 30, 2018	September 30, 2017
Pending and future claims	$63	$63
Billed but unpaid claims	2	2
Asbestos-related liabilities	$65	$65
Asbestos-related insurance recoveries	$36	$38
Pending and Future Claims: The company engaged Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. As of September 30, 2017, Bates White provided a reasonable and probable estimate that consisted of a range of equally likely possibilities of Rockwell’s obligation for asbestos personal injury claims over the next

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ten years of $63 million to $74 million. After consultation with Bates White, management recognized a liability for the pending and future claims over the next ten years of $63 million as of each of June 30, 2018 and September 30, 2017. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.
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
Recoveries: Rockwell has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. In 2004, the company initiated litigation against certain of these carriers to enforce the insurance policies. During the fourth quarter of fiscal year 2016, the company executed settlement agreements with two of these carriers, thereby resolving the litigation against those particular carriers. Pursuant to the terms of one of those settlement agreements, in the fourth quarter of fiscal year 2016 the company received $32 million in cash from an insurer, of which $10 million was recognized as a reduction in asbestos expense, and $22 million was recorded as a liability to the insurance carrier as it is required to be returned to the carrier if additional asbestos liability is not ultimately incurred. During fiscal year 2017 and the first nine months of fiscal year 2018, Rockwell recognized an additional $10 million and $7 million, respectively, of the cash settlement proceeds as a reduction in asbestos expense. Pursuant to the terms of a second settlement agreement, in the fourth quarter of fiscal year 2016 the company recorded a $12 million receivable to reflect expected reimbursement of future defense and indemnity payments under a coverage-in-place arrangement with that insurer. In addition to the coverage provided from the settlement agreements executed during the fourth quarter of fiscal year 2016, the company maintains a receivable of $7 million related to a previously executed coverage-in-place arrangement with other insurers. The insurance receivable for Rockwell's asbestos-related liabilities totaled $36 million and $38 million as of June 30, 2018 and September 30, 2017, respectively. Included in these amounts are insurance receivables of $17 million as of each of June 30, 2018 and September 30, 2017, which are associated with policies in dispute and have been fully reserved. From time to time the company negotiates with insurance carriers regarding policies in dispute.
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

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At each of June 30, 2018 and September 30, 2017, the remaining estimated liability for this matter was approximately $10 million.
   In connection with the sale of its interest in MSSC in October 2009, the company provided certain indemnities to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. At each of June 30, 2018 and September 30, 2017, the company's remaining exposure was approximately $1 million, which is included in other liabilities in the condensed consolidated balance sheet.
The company is not aware of any other claims or other information that would give rise to material payments under such indemnifications.
Other
The company identified certain sales transactions for which value-added tax was potentially required to be remitted to certain tax jurisdictions for tax years 2010 through 2017. At June 30, 2018 and September 30, 2017, the company’s estimate of the probable liability was $4 million and $12 million, respectively.

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
21. Shareholders' Equity
Common Stock and Debt Repurchase Authorizations
  On July 21, 2016, the Board of Directors authorized the repurchase of up to $100 million of the company’s common stock and up to $150 million aggregate principal amount of any of the company’s debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and the company's debt covenants. As of June 30, 2018, $63 million of common stock and $100 million in debt security repurchases had been made under these authorizations.
Accumulated Other Comprehensive Loss (“AOCL”)
The components of AOCL and the changes in AOCL by components, net of tax, for three months ended June 30, 2018 and 2017 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss	Total
Balance at March 31, 2018	$(35)	$(494)	$(1)	$(530)
Other comprehensive income before reclassification	(52)	—	1	(51)
Amounts reclassified from accumulated other comprehensive loss	—	3	—	3
Net current-period other comprehensive income	$(52)	$3	$1	$(48)
Balance at June 30, 2018	$(87)	$(491)	$—	$(578)

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(9)	(a)
Actuarial losses	12	(a)
	3	Total before tax
	—	Tax benefit
Total reclassifications for the period	$3	Net of tax

(a)  These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 19 for additional details), which is recorded in cost of sales and selling, general and administrative expenses.

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss	Total
Balance at March 31, 2017	$(75)	$(718)	$(1)	$(794)
Other comprehensive income (loss) before reclassification	17	—	(2)	15
Amounts reclassified from accumulated other comprehensive loss	—	11	—	11
Net current-period other comprehensive income (loss)	$17	$11	$(2)	$26
Balance at June 30, 2017	$(58)	$(707)	$(3)	$(768)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(1)	(b)
Actuarial losses	$12	(b)
	11	Total before tax
	(3)	Tax expense
Total reclassifications for the period	$8	Net of tax

(b)  These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 19 for additional details), which is recorded in cost of sales and selling, general and administrative expenses.

The components of AOCL and the changes in AOCL by components, net of tax, for nine months ended June 30, 2018 and 2017 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss	Total
Balance at September 30, 2017	$(41)	$(500)	$(4)	$(545)
Other comprehensive income before reclassification	(46)	1	4	(41)
Amounts reclassified from accumulated other comprehensive loss	—	8	—	8
Net current-period other comprehensive income	$(46)	$9	$4	$(33)
Balance at June 30, 2018	$(87)	$(491)	$—	$(578)

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(26)	(a)
Actuarial losses	34	(a)
	8	Total before tax
	(1)	Tax benefit
Total reclassifications for the period	$7	Net of tax

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
(Unaudited)

      The company has two reportable segments at June 30, 2018, as follows:

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
     Segment information is summarized as follows (in millions):

	Commercial Truck & Trailer	Aftermarket & Industrial	Eliminations	Total
Three Months Ended June 30, 2018
External Sales	$861	$268	$—	$1,129
Intersegment Sales	43	5	(48)	—
Total Sales	$904	$273	$(48)	$1,129
Three Months Ended June 30, 2017 (1)
External Sales	$689	$231	$—	$920
Intersegment Sales	39	6	(45)	—
Total Sales	$728	$237	$(45)	$920

	Commercial Truck & Trailer	Aftermarket & Industrial	Eliminations	Total
Nine Months Ended June 30, 2018
External Sales	$2,354	$744	$—	$3,098
Intersegment Sales	117	14	(131)	—
Total Sales	$2,471	$758	$(131)	$3,098
Nine Months Ended June 30, 2017 (1)
External Sales	$1,779	$646	$—	$2,425
Intersegment Sales	104	13	(117)	—
Total Sales	$1,883	$659	$(117)	$2,425
(1) Amounts for the three and nine months ended June 30, 2017 have been recast to reflect reportable segment changes.

Index
MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017 (2)	2018	2017 (2)
Segment adjusted EBITDA:
Commercial Truck & Trailer	$103	$71	$268	$163
Aftermarket & Industrial	35	30	103	86
Segment adjusted EBITDA	138	101	371	249
Unallocated legacy and corporate income, net (1)	(3)	2	(15)	—
Interest expense, net	(14)	(21)	(54)	(63)
Provision for income taxes	(26)	(11)	(131)	(30)
Depreciation and amortization	(22)	(18)	(64)	(55)
Noncontrolling interests	(3)	(3)	(8)	(5)
Loss on sale of receivables	(1)	(2)	(3)	(4)
Asset impairment charges	—	1	(2)	(2)
Restructuring costs	(3)	—	(6)	(4)
Income from continuing operations attributable to Meritor, Inc.	$66	$49	$88	$86

(1)
Unallocated legacy and corporate income (expense), net represents items that are not directly related to the company's business segments. These items primarily include asbestos-related charges and settlements, pension and retiree medical costs associated with sold businesses, and other legacy costs for environmental and product liability.

(2) Amounts for the three and nine months ended June 30, 2017 have been recast to reflect reportable segment changes.

	June 30, 2018	September 30, 2017 (3)
Segment Assets:
Commercial Truck & Trailer	$1,884	$1,708
Aftermarket & Industrial	498	466
Total segment assets	2,382	2,174
Corporate (1)	544	869
Less: Accounts receivable sold under off-balance sheet factoring programs(2)	(310)	(261)
Total assets	$2,616	$2,782

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(2)
At June 30, 2018 and September 30, 2017, segment assets include $310 million and $261 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 9). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended June 30, 2018
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$629	$500	$—	$1,129
Subsidiaries	—	40	61	(101)	—
Total sales	—	669	561	(101)	1,129
Cost of sales	(15)	(559)	(479)	101	(952)
GROSS MARGIN	(15)	110	82	—	177
Selling, general and administrative	(31)	(27)	(18)	—	(76)
Restructuring costs	(2)	(1)	—	—	(3)
Other operating income, net	—	—	—	—	—
OPERATING INCOME (LOSS)	(48)	82	64	—	98
Other income (expense), net	24	(15)	(7)	—	2
Equity in earnings of affiliates	—	6	3	—	9
Interest income (expense), net	(26)	6	6	—	(14)
INCOME (LOSS) BEFORE INCOME TAXES	(50)	79	66	—	95
Benefit (provision) for income taxes	7	(13)	(20)	—	(26)
Equity income from continuing operations of subsidiaries	109	39	—	(148)	—
INCOME FROM CONTINUING OPERATIONS	66	105	46	(148)	69
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2)	(2)	(2)	4	(2)
NET INCOME	64	103	44	(144)	67
Less: Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$64	$103	$41	$(144)	$64

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30, 2018
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$64	$103	$44	$(144)	$67
Other comprehensive loss, net of tax	(48)	(57)	(8)	63	(50)
Total comprehensive income	16	46	36	(81)	17
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income attributable to Meritor, Inc.	$16	$46	$35	$(81)	$16

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended June 30, 2017 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$528	$392	$—	$920
Subsidiaries	—	33	77	(110)	—
Total sales	—	561	469	(110)	920
Cost of sales	(13)	(480)	(395)	110	(778)
GROSS MARGIN	(13)	81	74	—	142
Selling, general and administrative	(34)	(12)	(27)	—	(73)
Restructuring costs	—	1	(1)	—	—
Other operating income (expense), net	(1)	—	1	—	—
OPERATING INCOME (LOSS)	(48)	70	47	—	69
Other income (expense), net	12	(7)	(4)	—	1
Equity in earnings of affiliates	—	12	2	—	14
Interest income (expense), net	(32)	7	4	—	(21)
INCOME (LOSS) BEFORE INCOME TAXES	(68)	82	49	—	63
Benefit (provision) for income taxes	19	(22)	(8)	—	(11)
Equity income from continuing operations of subsidiaries	98	35	—	(133)	—
INCOME FROM CONTINUING OPERATIONS	49	95	41	(133)	52
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	—	—	—	(1)
NET INCOME	48	95	41	(133)	51
Less: Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$48	$95	$38	$(133)	$48

(1)	Amounts have been recast to reflect the release of certain guarantors in accordance with the company’s senior secured revolving credit facility.

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30, 2017 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$48	$95	$41	$(133)	$51
Other comprehensive income, net of tax	27	18	18	(37)	26
Total comprehensive income	75	113	59	(170)	77
Less: Comprehensive loss (income) attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive income attributable to Meritor, Inc.	$75	$113	$56	$(170)	$74

(1)	Amounts have been recast to reflect the release of certain guarantors in accordance with the company’s senior secured revolving credit facility.

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2018
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,663	$1,435	$—	$3,098
Subsidiaries	—	107	159	(266)	—
Total sales	—	1,770	1,594	(266)	3,098
Cost of sales	(44)	(1,477)	(1,348)	266	(2,603)
GROSS MARGIN	(44)	293	246	—	495
Selling, general and administrative	(90)	(74)	(53)	—	(217)
Restructuring costs	(2)	(2)	(2)	—	(6)
Other operating income (expense)	(10)	(1)	(1)	—	(12)
OPERATING INCOME (LOSS)	(146)	216	190	—	260
Other income (loss), net	57	(10)	(46)	—	1
Equity in earnings of affiliates	—	14	6	—	20
Interest income (expense), net	(91)	21	16	—	(54)
INCOME (LOSS) BEFORE INCOME TAXES	(180)	241	166	—	227
Benefit (Provision) for income taxes	(8)	(75)	(48)	—	(131)
Equity income from continuing operations of subsidiaries	276	100	—	(376)	—
INCOME FROM CONTINUING OPERATIONS	88	266	118	(376)	96
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(3)	(2)	(2)	4	(3)
NET INCOME	85	264	116	(372)	93
Less: Net income attributable to noncontrolling interests	—	—	(8)	—	(8)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$85	$264	$108	$(372)	$85

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2018
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$85	$264	$116	$(372)	$93
Other comprehensive income, net of tax	(33)	(45)	6	38	(34)
Total comprehensive income	52	219	122	(334)	59
Less: Comprehensive income attributable to noncontrolling interests	—	—	(7)	—	(7)
Comprehensive income attributable to Meritor, Inc.	$52	$219	$115	$(334)	$52

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2017 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,244	$1,181	$—	$2,425
Subsidiaries	—	89	103	(192)	—
Total sales	—	1,333	1,284	(192)	2,425
Cost of sales	(42)	(1,122)	(1,101)	192	(2,073)
GROSS MARGIN	(42)	211	183	—	352
Selling, general and administrative	(77)	(64)	(51)	—	(192)
Restructuring costs	2	(1)	(5)	—	(4)
Other operating expense, net	(3)	—	(2)	—	(5)
OPERATING INCOME (LOSS)	(120)	146	125	—	151
Other income (loss), net	36	(12)	(23)	—	1
Equity in earnings of affiliates	—	27	5	—	32
Interest income (expense), net	(99)	26	10	—	(63)
INCOME (LOSS) BEFORE INCOME TAXES	(183)	187	117	—	121
Benefit (Provision) for income taxes	54	(57)	(27)	—	(30)
Equity income from continuing operations of subsidiaries	215	76	—	(291)	—
INCOME FROM CONTINUING OPERATIONS	86	206	90	(291)	91
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	—	—	—	(1)
NET INCOME	85	206	90	(291)	90
Less: Net income attributable to noncontrolling interests	—	—	(5)	—	(5)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$85	$206	$85	$(291)	$85

(1)	Amounts have been recast to reflect the release of certain guarantors in accordance with the company’s senior secured revolving credit facility.

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2017 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$85	$206	$90	$(291)	$90
Other comprehensive income	41	14	12	(27)	40
Total comprehensive income	126	220	102	(318)	130
Less: Comprehensive loss (income) attributable to noncontrolling interests	—	—	(4)	—	(4)
Comprehensive income attributable to Meritor, Inc.	$126	$220	$98	$(318)	$126

(1)	Amounts have been recast to reflect the release of certain guarantors in accordance with the company’s senior secured revolving credit facility.

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	June 30, 2018
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$15	$7	$78	$—	$100
Receivables trade and other, net	3	55	551	—	609
Inventories	—	226	240	—	466
Other current assets	1	6	29	—	36
TOTAL CURRENT ASSETS	19	294	898	—	1,211
NET PROPERTY (1)	20	225	202	—	447
GOODWILL	—	249	170	—	419
OTHER ASSETS	186	136	217	—	539
INVESTMENTS IN SUBSIDIARIES	3,496	858	—	(4,354)	—
TOTAL ASSETS	$3,721	$1,762	$1,487	$(4,354)	$2,616
CURRENT LIABILITIES:
Short-term debt	$47	$1	$—	$—	$48
Accounts and notes payable	56	289	386	—	731
Other current liabilities	97	54	127	—	278
TOTAL CURRENT LIABILITIES	200	344	513	—	1,057
LONG-TERM DEBT	724	—	4	—	728
RETIREMENT BENEFITS	261	—	21	—	282
INTERCOMPANY PAYABLE (RECEIVABLE)	2,217	(2,555)	338	—	—
OTHER LIABILITIES	45	90	109	—	244
MEZZANINE EQUITY	2	—	—	—	2
EQUITY ATTRIBUTABLE TO MERITOR, INC.	272	3,883	471	(4,354)	272
NONCONTROLLING INTERESTS	—	—	31	—	31
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$3,721	$1,762	$1,487	$(4,354)	$2,616

(1) As of June 30, 2018, Assets and liabilities held for sale consisted of $1 million Net property. These assets and liabilities held for sale are included in the Guarantor column.

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	September 30, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents (1)	$10	$3	$75	$—	$88
Receivables trade and other, net (1)	—	296	493	—	789
Inventories (1)	—	184	194	—	378
Other current assets	5	6	32	—	43
TOTAL CURRENT ASSETS	15	489	794	—	1,298
NET PROPERTY (1)	21	227	226	—	474
GOODWILL (1)	—	237	177	—	414
OTHER ASSETS (1)	271	106	219	—	596
INVESTMENTS IN SUBSIDIARIES	3,222	787	—	(4,009)	—
TOTAL ASSETS	$3,529	$1,846	$1,416	$(4,009)	$2,782
CURRENT LIABILITIES:
Short-term debt	$195	$2	$91	$—	$288
Accounts and notes payable (1)	55	246	321	—	622
Other current liabilities	69	69	134	—	272
TOTAL CURRENT LIABILITIES	319	317	546	—	1,182
LONG-TERM DEBT	743	—	7	—	750
RETIREMENT BENEFITS	291	—	23	—	314
INTERCOMPANY PAYABLE (RECEIVABLE)	1,866	(2,160)	294	—	—
OTHER LIABILITIES	40	93	106	—	239
MEZZANINE EQUITY	2	—	—	—	2
EQUITY ATTRIBUTABLE TO MERITOR, INC.	268	3,596	413	(4,009)	268
NONCONTROLLING INTERESTS (1)	—	—	27	—	27
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$3,529	$1,846	$1,416	$(4,009)	$2,782

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2018
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(26)	$31	$186	$—	$191
INVESTING ACTIVITIES
Capital expenditures	(3)	(25)	(24)	—	(52)
Proceeds from sale of a business	4	—	—	—	4
Proceeds from prior year sale of equity method investment	250	—	—	—	250
Cash paid for investment in Transportation Power, Inc.	(6)	—	—	—	(6)
Cash paid for acquisition of AA Gear & Manufacturing, Inc.	(36)	—	—	—	(36)
Proceeds from sale of assets	—	—	2	—	2
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	209	(25)	(22)	—	162
FINANCING ACTIVITIES
Borrowings and securitization	—	—	(89)	—	(89)
Redemption of notes	(181)	—	—	—	(181)
Repurchase of common stock	(63)	—	—	—	(63)
Intercompany advances	67	—	(67)	—	—
Other financing activities	(1)	(2)	—	—	(3)
CASH USED FOR FINANCING ACTIVITIES	(178)	(2)	(156)	—	(336)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(5)	—	(5)
CHANGE IN CASH AND CASH EQUIVALENTS	5	4	3	—	12
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10	3	75	—	88
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15	$7	$78	$—	$100

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2017 (1)
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

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As of June 30, 2018 and September 30, 2017, Parent-only obligations included $273 million and $303 million of pension and retiree medical benefits, respectively (see Note 19). All debt is debt of the Parent other than $5 million and $100 million at June 30, 2018 and September 30, 2017, respectively (see Note 17), and is primarily related to U.S. accounts receivable securitization and capital lease obligations. There were $29 million and $1 million of cash dividends paid to the Parent by subsidiaries and investments accounted for by the equity method for the six months ended June 30, 2018 and June 30, 2017, respectively.

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
3rd Quarter Fiscal Year 2018 Results
Our sales for the third quarter of fiscal year 2018 were $1,129 million, an increase compared to $920 million in the same period in the prior fiscal year. The increase in sales was driven primarily by higher production in all of our major markets. Sales for the quarter were also favorably impacted by revenue outperformance, primarily through increased market share and new business wins.
Net income attributable to Meritor for the third quarter of fiscal year 2018 was $64 million compared to $48 million in the same period in the prior fiscal year. Higher net income year over year was driven primarily by conversion on increased revenue.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the third quarter of fiscal year 2018 was $135 million compared to $103 million in the same period in the prior fiscal year. Our adjusted EBITDA margin (see Non-GAAP Financial Measures below) in the third quarter of fiscal year 2018 was 12.0 percent compared to 11.2 percent in the same period a year ago. Higher adjusted EBITDA and adjusted EBITDA margin year over year were driven primarily by conversion on higher revenue and $11 million of lower pension and retiree medical benefits. These increases were partially offset by $8 million of Meritor WABCO Vehicle Control Systems ("Meritor WABCO") affiliate earnings in the prior year that did not repeat.
Net income from continuing operations attributable to the company for the third quarter of fiscal year 2018 was $66 million compared to $49 million in the same period in the prior fiscal year. Adjusted income from continuing operations attributable to the company (see Non-GAAP Financial Measures below) for the third quarter of fiscal year 2018 was $80 million compared to $60 million in the same period in the prior fiscal year.
Cash provided by operating activities was $119 million in the third quarter of fiscal year 2018 compared to $106 million in the third quarter of fiscal year 2017. Higher earnings helped drive cash flow performance in the third quarter of fiscal year 2018.
Equity Repurchase Authorization
On July 21, 2016, our Board of Directors authorized the repurchase of up to $100 million of our common stock from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and our debt covenants. During the third quarter of fiscal year 2018, we repurchased 1.4 million shares of common stock for $30 million (including commission costs) pursuant to this authorization. The amount remaining available for repurchases under this authorization was $37 million as of June 30, 2018.
Acquisition of AA Gear & Manufacturing, Inc.
On April 30, 2018, we acquired substantially all of the assets of AA Gear & Manufacturing, Inc. and its subsidiaries (“AAG”) for a cash purchase price of approximately $36 million. The AAG acquisition was accounted for as a business combination. AAG provides low-to-medium volume batch manufacturing for complex gear and shaft applications, as well as quick-turnaround prototyping solutions and emergency plant support. AAG had developed relationships with some of the world’s leading manufacturers across a wide range of attractive end markets including agriculture, construction, heavy truck, diversified industrial and automotive. AAG sales for the three and nine months ended June 30, 2018 were $4 million and $13 million, respectively.

MERITOR, INC.

Trends and Uncertainties
     Industry Production Volumes
     The following table reflects estimated on-highway commercial truck production volumes for selected original equipment ("OE") markets for the three and nine months ended June 30, 2018 and 2017 based on available sources and management’s estimates.

	Three Months Ended June 30,		Percent	Nine Months Ended June 30,		Percent
	2018	2017	Change	2018	2017	Change
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	79	66	20%	219	164	34%
North America, Medium-Duty Trucks	72	67	7%	193	185	4%
North America, Trailers	81	74	9%	227	206	10%
Western Europe, Heavy- and Medium-Duty Trucks	122	120	2%	364	358	2%
South America, Heavy- and Medium-Duty Trucks	25	20	25%	74	50	48%
India, Heavy- and Medium-Duty Trucks	110	48	129%	337	227	48%

North America:
During the fourth quarter of fiscal year 2018, we expect Class 8 truck production volumes in North America to continue to increase from the production levels experienced in the first nine months of fiscal year 2018.

Western Europe:
During the fourth quarter of fiscal year 2018, we expect production volumes in Western Europe to decrease slightly from the levels experienced in the first nine months of fiscal year 2018, due to the normal impact of the European summer holidays.

South America:
During the fourth quarter of fiscal year 2018, we expect production volumes in South America to increase from the levels experienced in the first nine months of fiscal year 2018, partially due to recovery from the truck drivers strike in the third quarter.

China:
Fourth quarter fiscal year 2018 production volumes are expected to increase compared to the same quarter last year, however volumes will be below levels experienced in the first nine months of fiscal year 2018 due to the normal impact of seasonality.

India:
Fourth quarter fiscal year 2018 production volumes are expected to be consistent with the same quarter last year, however volumes will be below levels experienced in the first nine months of fiscal year 2018 due to the normal impact of seasonality.

Industry-Wide Issues
Our business continues to address a number of challenging industry-wide issues including the following:

•	Uncertainty around the global market outlook;

•	Volatility in price and availability of steel, components and other commodities;

•	Potential for disruptions in the financial markets and their impact on the availability and cost of credit;

•	Volatile energy and transportation costs;

•	Impact of currency exchange rate volatility; and

•	Consolidation and globalization of OEMs and their suppliers.
Other

MERITOR, INC.

Other significant factors that could affect our results and liquidity include:

•	Significant contract awards or losses of existing contracts or failure to negotiate acceptable terms in contract renewals;

•	Ability to successfully launch a significant number of new products, including potential product quality issues, and obtain new business;

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

•	Significant pension costs; and

•	Restrictive government actions (such as restrictions on transfer of funds and trade protection measures, including import and export duties, quotas and customs duties and tariffs).

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Income from continuing operations attributable to the company	$66	$49	$88	$86
Loss on debt extinguishment	—	—	8	—
Restructuring costs	3	—	6	4
Asset impairment charges, net of noncontrolling interests	—	—	2	2
Non-cash tax expense (1)	12	11	26	22
U.S. tax reform impacts (2)	1	—	77	—
Income tax benefits	(2)	—	(4)	—
Adjusted income from continuing operations attributable to the company	$80	$60	$203	$114

Diluted earnings per share from continuing operations	$0.73	$0.52	$0.96	$0.94
Impact of adjustments on diluted earnings per share	0.16	0.12	1.27	0.31
Adjusted diluted earnings per share from continuing operations	$0.89	$0.64	$2.23	$1.25

MERITOR, INC.

(1) Represents tax expense related to the use of deferred tax assets in jurisdictions with net operating loss carry forwards.
(2) The nine months ended June 30, 2018 include $43 million of non-cash tax expense related to the revaluation of our deferred tax assets and liabilities as a result of the U.S. tax reform and $34 million of non-cash tax expense related to the one-time deemed repatriation of accumulated foreign earnings, which has no cash tax impact due to the use of foreign tax credits.

Free cash flow is reconciled to cash provided by operating activities below (in millions).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Cash provided by operating activities	$119	$106	$191	$136
Capital expenditures	(17)	(12)	(52)	(52)
Free cash flow	$102	$94	$139	$84

MERITOR, INC.

Adjusted EBITDA and segment adjusted EBITDA are reconciled to net income attributable to Meritor, Inc. below (dollars in millions).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to Meritor, Inc.	$64	$48	$85	$85
Loss from discontinued operations, net of tax, attributable to Meritor, Inc.	2	1	3	1
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$66	$49	$88	$86

Interest expense, net	14	21	54	63
Provision for income taxes	26	11	131	30
Depreciation and amortization	22	18	64	55
Noncontrolling interests	3	3	8	5
Loss on sale of receivables	1	2	3	4
Asset impairment charges	—	(1)	2	2
Restructuring costs	3	—	6	4
Adjusted EBITDA	$135	$103	$356	$249

Adjusted EBITDA margin (1)	12.0%	11.2%	11.5%	10.3%

Unallocated legacy and corporate expense (income), net (2)	3	(2)	15	—
Segment adjusted EBITDA	$138	$101	$371	$249

Commercial Truck & Trailer (3)
Segment adjusted EBITDA	$103	$71	$268	$163
Segment adjusted EBITDA margin (4)	11.4%	9.8%	10.8%	8.7%

Aftermarket & Industrial (3)
Segment adjusted EBITDA	$35	$30	$103	$86
Segment adjusted EBITDA margin (4)	12.8%	12.7%	13.6%	13.1%
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
(3) Amounts for the three and nine months ended June 30, 2017 have been recast to reflect reportable segment changes.
(4) Segment adjusted EBITDA margin equals segment adjusted EBITDA divided by consolidated sales from continuing operations, either in the aggregate or by segment as applicable.

MERITOR, INC.

Net debt is reconciled to total debt and adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. below (dollars in millions).

	June 30, 2018	September 30, 2017
Short-term debt (1)	$48	$288
Long-term debt	728	750
Total debt	776	1,038
Less: Cash and cash equivalents	(100)	(88)
Net debt	$676	$950
(1) In the first quarter of fiscal year 2018, we redeemed the remaining $175 million aggregate principal amount outstanding of the 6.75 percent notes due 2021. In the second quarter of fiscal year 2018, the 4.0 percent convertible notes due 2027 were classified as short-term as the securities are redeemable at the option of the holder on February 15, 2019.

	Twelve Months Ended (1)	Twelve Months Ended
	June 30, 2018	September 30, 2017
Net income attributable to Meritor, Inc.	$324	$324
Loss from discontinued operations, net of tax, attributable to Meritor, Inc.	3	1
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$327	$325

Interest expense, net	110	119
Gain on sale of equity investment	(243)	(243)
Provision for income taxes	153	52
Depreciation and amortization	84	75
Noncontrolling interests	7	4
Loss on sale of receivables	4	5
Asset impairment charges	4	4
Restructuring costs	8	6
Adjusted EBITDA	$454	$347

Net debt over adjusted EBITDA	1.5	2.7
(1) Trailing-twelve-month period ended June 30, 2018 is used to measure the company's leverage in order to assist management in its assessment of appropriate allocation of capital as part of our current M2019 plan and is also used to assess management's performance under one of our performance-based compensation plans.

MERITOR, INC.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
   Sales
The following table reflects total company and business segment sales for the three months ended June 30, 2018 and 2017 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Three Months Ended June 30,				Dollar Change Due To
	2018	2017 (1)	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck & Trailer
North America	$474	$369	$105	28%	$—	$105
Europe	196	175	21	12%	10	11
South America	55	46	9	20%	(6)	15
China	53	38	15	39%	3	12
India	58	44	14	32%	(2)	16
Other	25	17	8	47%	1	7
Total External Sales	$861	$689	$172	25%	$6	$166
Intersegment Sales	43	39	4	10%	2	2
Total Sales	$904	$728	$176	24%	$8	$168

Aftermarket & Industrial
North America	$237	$200	$37	19%	$2	$35
Europe	31	31	—	—%	2	(2)
Total External Sales	$268	$231	$37	16%	$4	$33
Intersegment Sales	5	6	(1)	(17)%	3	(4)
Total Sales	$273	$237	$36	15%	$7	$29

Total External Sales	$1,129	$920	$209	23%	$10	$199
(1) Amounts for the three months ended June 30, 2017 have been recast to reflect reportable segment changes.
Commercial Truck & Trailer sales were $904 million in the third quarter of fiscal year 2018, up 24 percent compared to the third quarter of fiscal year 2017. The increase in sales was driven primarily by higher production in all of our major markets and revenue outperformance.
Aftermarket & Industrial sales were $273 million in the third quarter of fiscal year 2018, up 15 percent compared to the third quarter of fiscal year 2017. The increase in sales was driven by increased Aftermarket volumes across North America and higher sales in our Industrial business, which included sales from the Fabco Holdings, Inc. ("Fabco") business that was acquired in the fourth quarter of fiscal year 2017.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended June 30, 2018 was $952 million compared to $778 million in the same period in the prior fiscal year, representing an increase of 22 percent, primarily driven by increased volumes. Total cost of sales was 84.3 and 84.6 percent of sales for the three-month periods ended June 30, 2018 and 2017, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the third quarter of fiscal year 2018 compared to the same quarter in the prior year (in millions):

MERITOR, INC.

Cost of Sales
Three Months Ended June 30, 2017	$778
Volume, mix and other, net	171
Foreign exchange	3
Three Months Ended June 30, 2018	$952
     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Higher material costs	$153
Higher labor and overhead costs	27
Other, net	(6)
Total change in costs of sales	$174
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended June 30, 2018 increased $153 million compared to the same period in the prior fiscal year primarily due to higher volumes.
Labor and overhead costs increased $27 million compared to the same period in the prior fiscal year primarily due to higher volumes.
Other, net decreased $6 million compared to the same period in the prior fiscal year primarily due to lower retiree medical expense.
Gross margin was $177 million and $142 million for the three-month periods ended June 30, 2018 and 2017, respectively. Gross margin, as a percentage of sales, was 15.7 and 15.4 percent for the three-month periods ended June 30, 2018 and 2017, respectively. Gross margin as a percentage of sales increased due primarily to conversion on higher sales and lower pension and retiree medical expense.
Other Income Statement Items
     Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2018 and 2017 are summarized as follows (dollars in millions):

	Three Months Ended
	June 30, 2018		June 30, 2017		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(1)	(0.1)%	$(2)	(0.2)%	$(1)	(0.1) pts
Short and long-term variable compensation	(16)	(1.4)%	(18)	(2.0)%	(2)	(0.6) pts
Asbestos-related expense, net of asbestos-related insurance recoveries	(3)	(0.3)%	(2)	(0.2)%	1	0.1 pts
All other SG&A	(56)	(4.9)%	(51)	(5.5)%	5	(0.6) pts
Total SG&A	$(76)	(6.7)%	$(73)	(7.9)%	$3	(1.2) pts
We recognized $3 million and $4 million related to previous cash settlements with insurance companies for recoveries of defense and indemnity costs associated with asbestos liabilities in the third quarter of fiscal years 2018 and 2017, respectively, which are included in Asbestos-related expense, net of asbestos-related insurance recoveries (see Note 20 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).
All other SG&A, which represents normal selling, general and administrative expense, increased year over year, primarily due to investments to support M2019 plan growth initiatives.

MERITOR, INC.

Restructuring costs were $3 million in the third quarter of fiscal year 2018, up $3 million from an insignificant amount in the third quarter of fiscal year 2017. During the three months ended June 30, 2018, these costs primarily related to employee severance costs.
Operating income increased by $29 million from $69 million in the third quarter of fiscal year 2017 to $98 million in the same period in fiscal year 2018. Key items affecting operating income are discussed above.
Equity in earnings of affiliates decreased by $5 million from $14 million in the third quarter of fiscal year 2017 to $9 million in the same period in fiscal year 2018. In the fourth quarter of fiscal year 2017, we sold our interest in Meritor WABCO to a subsidiary of our joint venture partner, WABCO Holdings Inc. The decrease in equity in earnings of affiliates was primarily driven by Meritor WABCO earnings that were included in fiscal year 2017 results but not in fiscal year 2018. This decrease was partially offset by improved earnings in our remaining joint ventures.
Interest expense, net decreased by $7 million from $21 million in the third quarter of fiscal year 2017 to $14 million in the same period in fiscal year 2018. The decrease in Interest expense was primarily attributable to the decrease in fixed-rate debt as a result of capital market transactions completed in the fourth quarter of fiscal year 2017 and the first quarter of fiscal year 2018, which lowered our total average debt balance and associated weighted average interest rate, as well as the benefits from the cross-currency swaps entered into during the third quarter of fiscal year 2018.
Provision for income taxes was $26 million in the third quarter of fiscal year 2018 compared to $11 million in the same period in the prior fiscal year. The increase in tax expense primarily relates to stronger earnings in certain jurisdictions that do not have a tax valuation allowance. In the third quarter of fiscal year 2018, a Research and Development ("R&D") tax credit project was completed which resulted in a $4 million income tax benefit.
Income from continuing operations (before noncontrolling interests) was $69 million in the third quarter of fiscal year 2018 compared to $52 million in the third quarter of fiscal year 2017. The reasons for the increase are discussed above.
Loss from discontinued operations, net of tax was a $2 million in the third quarter of fiscal year 2018 compared to $1 million in the third quarter of fiscal year 2017.
Net income attributable to Meritor, Inc. was $64 million in the third quarter of fiscal year 2018 compared to $48 million in the third quarter of fiscal year 2017. The various factors affecting net income are discussed above.

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
     The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for the three months ended June 30, 2018 and 2017 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Three Months Ended June 30,			Three Months Ended June 30,
	2018	2017 (1)	Change	2018	2017 (1)	Change
Commercial Truck & Trailer	$103	$71	$32	11.4%	9.8%	1.6 pts
Aftermarket & Industrial	35	30	5	12.8%	12.7%	0.1 pts
Segment adjusted EBITDA	$138	$101	$37	12.2%	11.0%	1.2 pts
(1) Amounts for the three months ended June 30, 2017 have been recast to reflect reportable segment changes.

MERITOR, INC.

     Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck & Trailer	Aftermarket & Industrial	TOTAL
Segment adjusted EBITDA– Quarter ended June 30, 2017 (1)	$71	$30	$101
Lower earnings from unconsolidated affiliates	(5)	—	(5)
Lower short-and long-term variable compensation	2	1	3
Lower pension and retiree medical expense, net	4	7	11
Impact of foreign currency exchange rates	4	1	5
Volume, mix, pricing and other	27	(4)	23
Segment adjusted EBITDA – Quarter ended June 30, 2018	$103	$35	$138
(1) Amounts for the three months ended June 30, 2017 have been recast to reflect reportable segment changes.
Commercial Truck & Trailer segment adjusted EBITDA was $103 million in the third quarter of fiscal year 2018, up $32 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin increased to 11.4 percent compared to 9.8 percent in the same period in the prior fiscal year. The increases in both segment adjusted EBITDA and segment adjusted EBITDA margin were driven primarily by conversion on higher revenue and the favorable impact of changes to retiree medical benefits, partially offset by lower affiliate earnings arising from the sale of our interest in the Meritor WABCO joint venture in the previous year.
     Aftermarket & Industrial segment adjusted EBITDA was $35 million in the third quarter of fiscal year 2018, up $5 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin increased to 12.8 percent compared to 12.7 percent in the third quarter of fiscal year 2017. The increases in both segment Adjusted EBITDA and segment Adjusted EBITDA margin were driven primarily by the favorable impact of changes to retiree medical benefits and conversion on higher sales, partially offset by higher material and freight costs.

MERITOR, INC.

Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017
   Sales
The following table reflects total company and business segment sales for the nine months ended June 30, 2018 and 2017 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Nine Months Ended June 30,				Dollar Change Due To
	2018	2017 (1)	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck & Trailer
North America	$1,223	$913	$310	34%	$—	$310
Europe	567	464	103	22%	51	52
South America	162	113	49	43%	(7)	56
China	149	90	59	66%	10	49
India	172	139	33	24%	2	31
Other	81	60	21	35%	2	19
Total External Sales	$2,354	$1,779	$575	32%	$58	$517
Intersegment Sales	117	104	13	13%	10	3
Total Sales	$2,471	$1,883	$588	31%	$68	$520

Aftermarket & Industrial
North America	$652	$568	$84	15%	$3	$81
Europe	92	78	14	18%	9	5
Total External Sales	$744	$646	$98	15%	$12	$86
Intersegment Sales	14	13	1	8%	9	(8)
Total Sales	$758	$659	$99	15%	$21	$78

Total External Sales	$3,098	$2,425	$673	28%	$70	$603
(1) Amounts for the nine months ended June 30, 2017 have been recast to reflect reportable segment changes.
Commercial Truck & Trailer sales were $2,471 million in the first nine months of fiscal year 2018, up 31 percent compared to the first nine months of fiscal year 2017. The increase in sales was driven primarily by higher production in all of our major markets. Higher sales were also driven by revenue outperformance, as well as favorable foreign currency.
Aftermarket & Industrial sales were $758 million in the first nine months of fiscal year 2018, up 15 percent compared to the first nine months of fiscal year 2017. The increase in sales was driven by increased volumes across the segment. Higher sales were also driven by higher sales in our Industrial business, which included sales from the Fabco business that was acquired in the fourth quarter of fiscal year 2017.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the nine months ended June 30, 2018 was $2,603 million compared to $2,073 million in the same period in the prior fiscal year, representing an increase of 26 percent, primarily driven by increased volumes. Total cost of sales was 84.0 and 85.5 percent of sales for the nine-month periods ended June 30, 2018 and 2017, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the first nine months of fiscal year 2018 compared to the same period in the prior year (in millions):

MERITOR, INC.

Cost of Sales
Nine Months Ended June 30, 2017	$2,073
Volume, mix and other, net	484
Foreign exchange	46
Nine Months Ended June 30, 2018	$2,603
     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Higher material costs	$449
Higher labor and overhead costs	105
Other, net	(24)
Total change in costs of sales	$530
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the nine months ended June 30, 2018 increased $449 million compared to the same period in the prior fiscal year primarily due to higher volumes.
Labor and overhead costs increased $105 million compared to the same period in the prior fiscal year primarily due to higher volumes.
Other, net decreased $24 million compared to the same period in the prior fiscal year primarily due to lower retiree medical expense.
Gross margin was $495 million and $352 million for the nine-month periods ended June 30, 2018 and 2017, respectively. Gross margin, as a percentage of sales, was 16.0 and 14.5 percent for the nine-month periods ended June 30, 2018 and 2017, respectively. Gross margin as a percentage of sales increased due primarily to conversion on higher sales and lower pension and retiree medical expense.
Other Income Statement Items
     SG&A for the nine months ended June 30, 2018 and 2017 are summarized as follows (dollars in millions):

	Nine Months Ended
	June 30, 2018		June 30, 2017		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(3)	(0.1)%	$(4)	(0.2)%	$(1)	(0.1) pts
Short and long-term variable compensation	(43)	(1.4)%	(35)	(1.4)%	8	0.0 pts
Asbestos-related expense, net of asbestos-related insurance recoveries	(7)	(0.2)%	(3)	(0.1)%	4	0.1 pts
2017 Legal settlement charge	—	—%	(10)	(0.4)%	(10)	(0.4) pts
All other SG&A	(164)	(5.3)%	(140)	(5.8)%	24	(0.5) pts
Total SG&A	$(217)	(7.0)%	$(192)	(7.9)%	$25	(0.9) pts
We recognized $7 million and $15 million related to previous cash settlements with insurance companies for recoveries of defense and indemnity costs associated with asbestos liabilities in the first nine months of fiscal years 2018 and 2017, respectively, which are included in Asbestos-related expense, net of asbestos-related insurance recoveries (see Note 20 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). In the second quarter of fiscal year 2017, we recognized a $10 million charge for a legal settlement related to a dispute with a joint venture.
All other SG&A, which represents normal selling, general and administrative expense, increased year over year, primarily due to investments to support M2019 plan growth initiatives.

MERITOR, INC.

Restructuring costs increased by $2 million from $4 million in the first nine months of fiscal year 2017 to $6 million in the same period in fiscal year 2018. During the nine months ended June 30, 2018 and June 30, 2017, these costs primarily related to employee severance costs.
Other operating expense, net increased by $7 million from $5 million in the first nine months of fiscal year 2017 to $12 million in the first nine months of 2018. During the nine months ended June 30, 2018, these costs primarily related to environmental remediation. During the nine months ended June 30, 2017, we recognized an asset impairment of $3 million related to a business classified as held for sale, and we incurred $2 million of environmental remediation costs.
Operating income increased by $109 million from $151 million in the first nine months of fiscal year 2017 to $260 million in the same period in fiscal year 2018. Key items affecting operating income are discussed above.
Equity in earnings of affiliates decreased by $12 million from $32 million in the first nine months of fiscal year 2017 to $20 million in the same period in fiscal year 2018. The decrease in equity in earnings of affiliates was primarily driven by Meritor WABCO earnings that were included in fiscal year 2017 results but not in fiscal year 2018. This decrease was partially offset by improved earnings in our remaining joint ventures.
Interest expense, net decreased by $9 million from $63 million in the first nine months of fiscal year 2017 to $54 million in the same period in fiscal year 2018. In the first nine months of fiscal year 2018, we recognized an approximately $8 million loss on debt extinguishment, which is included in Interest expense, net, related to the redemption of our 6.75 percent notes due 2021 (the "6.75 Percent Notes"). The decrease in Interest expense was primarily attributable to the decrease in fixed-rate debt as a result of capital market transactions completed in the fourth quarter of fiscal year 2017 and the first quarter of fiscal year 2018, which lowered our total average debt balance and associated weighted average interest rate, as well as the benefits of cross-currency swaps entered into during the third quarter of fiscal year 2018.
Provision for income taxes was $131 million in the first nine months of fiscal year 2018 compared to $30 million in the same period in the prior fiscal year. The nine months ended June 30, 2018 include $43 million of non-cash tax expense related to the revaluation of our deferred tax assets and liabilities as a result of the U.S. tax reform and $34 million of non-cash tax expense related to the one-time deemed repatriation of accumulated foreign earnings, which has no cash impact due to the use of foreign tax credits. In the third quarter of fiscal year 2018, an R&D tax credit project was completed which resulted in a $4 million income tax benefit. Also, a tax planning strategy was implemented that resulted in a $4 million tax benefit from the reversal of a tax valuation allowance in Sweden.
Income from continuing operations (before noncontrolling interests) was $96 million in the first nine months of fiscal year 2018 compared to $91 million in the same period in fiscal year 2017. The reasons for the increase are discussed above.
Loss from discontinued operations, net of tax was $3 million in the first nine months of fiscal year 2018 compared to $1 million in the same period in fiscal year 2017.
Net income attributable to Meritor, Inc. was $85 million in the first nine months of fiscal years 2018 and 2017. The various factors affecting net income are discussed above.

Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins
     The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for the nine months ended June 30, 2018 and 2017 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Nine Months Ended June 30,			Nine Months Ended June 30,
	2018	2017 (1)	Change	2018	2017 (1)	Change
Commercial Truck & Trailer	$268	$163	$105	10.8%	8.7%	2.1 pts
Aftermarket & Industrial	103	86	17	13.6%	13.1%	0.5 pts
Segment adjusted EBITDA	$371	$249	$122	12.0%	10.3%	1.7 pts
(1) Amounts for the nine months ended June 30, 2017 have been recast to reflect reportable segment changes.

MERITOR, INC.

     Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck & Trailer	Aftermarket & Industrial	TOTAL
Segment adjusted EBITDA– Nine months ended June 30, 2017 (1)	$163	$86	$249
Lower earnings from unconsolidated affiliates	(12)	—	(12)
Higher short-and long-term variable compensation	(7)	(2)	(9)
Lower pension and retiree medical expense, net	12	21	33
Impact of foreign currency exchange rates	10	1	11
2017 Legal settlement charge	10	—	10
Volume, mix, pricing and other	92	(3)	89
Segment adjusted EBITDA – Nine months ended June 30, 2018	$268	$103	$371
(1) Amounts for the nine months ended June 30, 2017 have been recast to reflect reportable segment changes.
Commercial Truck & Trailer segment adjusted EBITDA was $268 million in the first nine months of fiscal year 2018, up $105 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin increased to 10.8 percent compared to 8.7 percent in the same period in the prior fiscal year. The increases in both segment adjusted EBITDA and segment adjusted EBITDA margin were driven primarily by conversion on higher revenue, the favorable impact of changes to retiree medical benefits and a one-time legal charge related to a dispute with a joint venture in the prior year that did not repeat, partially offset by lower affiliate earnings arising from the sale of our interest in the Meritor WABCO joint venture in the previous year and higher variable compensation.
     Aftermarket & Industrial segment adjusted EBITDA was $103 million in the first nine months of fiscal year 2018, up $17 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin increased to 13.6 percent compared to 13.1 percent in the first nine months of fiscal year 2017. The increases in both segment adjusted EBITDA and segment adjusted EBITDA margin were driven by the favorable impact of changes to retiree medical benefits and conversion on higher sales, partially offset by higher material and freight costs.
Financial Condition
Cash Flows (in millions)

	Nine Months Ended June 30,
	2018	2017
OPERATING CASH FLOWS
Income from continuing operations	$96	$91
Depreciation and amortization	64	55
Deferred income tax expense	92	19
Loss on debt extinguishment	8	—
Restructuring costs	6	4
Asset impairment charges	2	2
Equity in earnings of affiliates	(20)	(32)
Pension and retiree medical expense (income)	(23)	11
Dividends received from equity method investments	9	25
Pension and retiree medical contributions	(17)	(28)
Restructuring payments	(7)	(11)
Increase in working capital	(136)	(75)
Changes in off-balance sheet accounts receivable factoring	65	62
Other, net	51	14
Cash flows provided by continuing operations	190	137
Cash flows provided by (used for) discontinued operations	1	(1)
CASH PROVIDED BY OPERATING ACTIVITIES	$191	$136

MERITOR, INC.

     Cash provided by operating activities in the first nine months of fiscal year 2018 was $191 million compared to $136 million in the same period of fiscal year 2017. The increase in cash provided by operating activities was primarily driven by conversion on higher sales year over year.

	Nine Months Ended June 30,
	2018	2017
INVESTING CASH FLOWS
Capital expenditures	$(52)	$(52)
Proceeds from prior year sale of equity method investment	250	—
Cash paid for acquisition of AA Gear & Manufacturing, Inc.	(36)	—
Cash paid for investment in Transportation Power, Inc.	(6)	—
Proceeds from sale of a business	4	—
Proceeds from sale of assets	2	—
Net investing cash flows provided by discontinued operations	—	2
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	$162	$(50)
     Cash provided by investing activities was $162 million in the first nine months of fiscal year 2018 compared to cash used for investing activities of $50 million in the same period in fiscal year 2017. The increase in cash provided by investing activities was driven by $250 million of proceeds received in the first quarter of fiscal year 2018, from the sale of our interest in Meritor WABCO in the fourth quarter of fiscal year 2017. The increase in cash provided by investing activities was partially offset by cash used for the acquisition of AAG.

	Nine Months Ended June 30,
	2018	2017
FINANCING CASH FLOWS
Borrowings and securitization	$(89)	$—
Redemption of notes	(181)	—
Debt issuance costs	—	(4)
Other financing activities	(3)	(12)
Net change in debt	(273)	(16)
Repurchase of common stock	(63)	—
CASH USED FOR FINANCING ACTIVITIES	$(336)	$(16)
     Cash used for financing activities was $336 million in the first nine months of fiscal year 2018 compared to $16 million in the same period of fiscal year 2017. The increase in cash used for financing activities is primarily related to the redemption of the 6.75 Percent Notes in the first quarter of fiscal year 2018. We utilized $185 million to redeem $175 million principal amount of our 6.75 Percent Notes (see Note 17 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). The increase in cash used for financing activities was also driven by a reduction in outstanding borrowings against our securitization facility in the current year and the repurchase of 2.8 million shares of common stock for $63 million (including commission costs) pursuant to the July 2016 equity repurchase authorization (see Note 21 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).

MERITOR, INC.

Liquidity
Our outstanding debt, net of discounts and unamortized debt issuance costs, where applicable, is summarized in the table below (in millions).

	June 30, 2018	September 30, 2017
Fixed-rate debt securities	$444	$616
Fixed-rate convertible notes	364	363
Unamortized discount on convertible notes	(39)	(42)
Other borrowings	7	101
Total debt	$776	$1,038
Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs and restructuring and product development programs. We expect fiscal year 2018 capital expenditures for our business segments to be approximately $95 million.
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

MERITOR, INC.

     Sources of liquidity as of June 30, 2018, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 6/30/18	Readily Available as of 6/30/18	Current Expiration
On-balance sheet arrangements:
Revolving credit facility (1)	$525	$—	$525	March 2022 (1)
Committed U.S. accounts receivable securitization (2)	100	—	89	December 2020
Total on-balance sheet arrangements	$625	$—	$614
Off-balance sheet arrangements: (2)
Committed Swedish factoring facility (3)	$179	$190	$—	March 2020
Committed U.S. factoring facility	93	52	—	February 2019
Uncommitted U.K. factoring facility	29	12	—	February 2022
Uncommitted Italy factoring facility	35	35	—	June 2022
Other uncommitted factoring facilities	29	21	—	None
Letter of credit facility	25	3	22	March 2019
Total off-balance sheet arrangements	390	313	22
Total available sources	$1,015	$313	$636
(1)The availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant.
(2)Availability subject to adequate eligible accounts receivable available for sale.
(3)Actual amounts may exceed the bank's commitment at the bank's discretion.
Cash and Liquidity Needs – Our cash and liquidity needs have been affected by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At June 30, 2018, we had $100 million in cash and cash equivalents.
At June 30, 2018, we had approximately $17 million of our cash and cash equivalents held in jurisdictions outside of the U.S. that, if repatriated, could result in local withholding taxes. It is our intent to reinvest those cash balances in our foreign operations, and we will continue to meet our liquidity needs in the U.S. through ongoing cash flows from operations in the U.S., external borrowings or both.
Our availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant, as defined in the credit agreement, which may limit our borrowings under such agreement as of each quarter end. As long as we are in compliance with those covenants as of the quarter end, we have full availability (up to the amount of collateral under the collateral test) under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At June 30, 2018, we were in compliance with all covenants under our credit agreement.
Equity Repurchase Authorization – On July 21, 2016, our Board of Directors authorized the repurchase of up to $100 million of our common stock from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and our debt covenants. During the second quarter of fiscal year 2018, we repurchased 1.4 million shares of common stock for $33 million (including commission costs) pursuant to this authorization. During the third quarter of fiscal year 2018, we repurchased 1.4 million shares of common stock for $30 million (including commission costs) pursuant to this authorization. The amount remaining available for repurchases under this authorization was $37 million as of June 30, 2018.

Debt Repurchase Authorization – On July 21, 2016, our Board of Directors authorized the repurchase of up to $150 million aggregate principal amount of any of our debt securities (including convertible debt securities) from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and our debt covenants. The amount remaining available for repurchases under this authorization was $50 million as of June 30, 2018.

MERITOR, INC.

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
 The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement. At June 30, 2018, we were in compliance with all covenants under the revolving credit facility with a ratio of approximately 0.14x for the priority debt-to-EBITDA ratio covenant.
     The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At June 30, 2018, the revolving credit facility was collateralized by approximately $864 million of our assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and our investment in all or a portion of certain of our wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating. At June 30, 2018, the margin over LIBOR rate was 275 basis points and the commitment fee was 37.5 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 175 basis points.
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
No borrowings were outstanding under the revolving credit facility at June 30, 2018 and September 30, 2017. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At June 30, 2018 and September 30, 2017, there were no letters of credit outstanding under the revolving credit facility.
U.S. Securitization Program – We have a $100 million U.S. accounts receivables securitization facility. On December 5, 2017, we entered into an amendment that extended the facility expiration date to December 2020. The maximum permitted priority debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the condensed consolidated balance sheet. At June 30, 2018, no amounts were outstanding under this program. At September 30, 2017, $89 million was outstanding under this program. At June 30, 2018, $11 million was outstanding for letters of credit under this program. At September 30, 2017, no amounts were outstanding for letters of credit. This securitization program contains a cross default to our revolving credit facility. At June 30, 2018, we were in compliance with all covenants under our credit agreement (see Note 17 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). At certain times during any given month, we may sell eligible accounts

MERITOR, INC.

receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash received from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
Capital Leases – In March 2012, we entered into a master lease agreement with Wells Fargo Equipment Finance, under which we can enter into lease arrangements for equipment. Each lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. We had $1 million and $3 million outstanding under this capital lease arrangement as of June 30, 2018 and September 30, 2017, respectively. In addition, we had another $6 million and $10 million outstanding through other capital lease arrangements at June 30, 2018 and September 30, 2017, respectively.
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
Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under our revolving credit facility if the defaulted amount exceeds $35 million per bank. As of June 30, 2018 and September 30, 2017, we had $14 million and $24 million, respectively, outstanding under this program at more than one bank.
Credit Ratings – At August 1, 2018, our Standard & Poor’s corporate credit rating and senior unsecured credit rating were BB and BB-, respectively, and our Moody’s Investors Service corporate credit rating and senior unsecured credit rating were B1 and B2, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
Off-Balance Sheet Arrangements
     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with a total amount utilized at June 30, 2018 of $310 million, of which $242 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $68 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.
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
     Letter of Credit Facilities – On February 21, 2014, we amended and restated our letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, which expires in March 2019, we have the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $25 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. We had $3 million and $18 million of letters of credit outstanding under this facility at June 30, 2018 and September 30, 2017, respectively. In addition, we had another $5 million of letters of credit outstanding through other letter of credit facilities at June 30, 2018 and September 30, 2017, respectively.
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
We use foreign currency option contracts to mitigate foreign currency exposure on expected future Indian Rupee-denominated purchases. In the second quarter of fiscal year 2015, we monetized our outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2017. In the fourth quarter of fiscal year 2016, we entered into a new series of foreign currency option contracts with effective dates from the start of the first quarter of fiscal year 2017 through the end of fiscal year 2018. In the third quarter of fiscal year 2017, we monetized our outstanding foreign currency option contracts and in the third and fourth quarters of fiscal year 2017, entered into a new series of foreign currency option contracts with maturity dates in fiscal year 2018 and fiscal year 2019. In the third quarter of fiscal year 2018, we entered into a new series of foreign currency option contracts with maturity dates in fiscal year 2020. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statements of operations.
We use foreign currency option contracts to mitigate foreign currency exposure on expected future South Korean won-denominated purchases. In the first quarter of fiscal year 2018, we entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2018 through the end of fiscal year 2018. As of June 30, 2018, there were no South Korean won foreign exchange option contracts outstanding. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statements of operations.
We use foreign currency option contracts to mitigate foreign currency exposure on expected future Brazilian real-denominated purchases. In the third quarter of fiscal year 2018, we entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2018 through the end of fiscal year 2019. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statements of operations.
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
We use cross-currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. These derivative instruments are designated and qualify as hedges of net investments in foreign operations. Settlements and changes in fair values of the instruments are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss) on the consolidated statement of comprehensive income (loss), to offset the changes in the

MERITOR, INC.

values of the net investments being hedged. Any portion of net investment hedges that is determined to be ineffective is recorded in other expenses, net on the consolidated statements of operations.
In the third quarter of fiscal year 2018, we entered into multiple cross-currency swaps. These swaps hedged a portion of the net investment in a certain European subsidiary against volatility in the EUR/USD foreign exchange rate. They mature in May 2021.
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

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase (Decrease) in
Foreign Currency Sensitivity:
Forward contracts in USD (1)	$1.6	$(1.6)	Fair Value
Forward contracts in Euro (1)	(3.8)	3.8	Fair Value
Foreign currency denominated debt (2)	0.5	(0.5)	Fair Value
Foreign currency option contracts in USD	1.9	3.1	Fair Value
Foreign currency option contracts in Euro	(0.2)	1.7	Fair Value
Cross-currency swaps	(24.0)	24.0	Fair Value

	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase (Decrease) in
Interest Rate Sensitivity:
Debt – fixed rate (3)	$(34.9)	$37.3	Fair Value
Debt – variable rate	—	—	Cash flow

(1)Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)At June 30, 2018, the fair value of outstanding foreign currency denominated debt was $5 million. A 10% decrease in quoted currency exchange rates would result in a decrease of $1 million in foreign currency denominated debt. At June 30, 2018, a 10% increase in quoted currency exchange rates would result in an increase of $1 million in foreign currency denominated debt.

(3) At June 30, 2018, the fair value of outstanding debt was $855 million. A 50 basis points decrease in quoted interest rates would result in an increase of $37.3 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in a decrease of $34.9 million in the fair value of fixed rate debt.

MERITOR, INC.

Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1- 30, 2018	—	$—	—	$66,908,568
May 1- 31, 2018	880,819	$21.47	880,819	$48,000,529
June 1- 30, 2018	517,572	$21.43	517,572	$36,908,585
Total	1,398,391		1,398,391

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

     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. There were no shares withheld in the third quarter of fiscal 2018 to satisfy tax obligations for exercise of options. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the third quarter of fiscal 2018 to satisfy tax obligations upon the vesting of restricted shares. The company does not believe such purchases or transactions described above are issuer repurchases for the purposes of this Item 2 of Part II of this Quarterly Report on Form 10-Q.

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

MERITOR, INC.

Date:	August 2, 2018	By:	/s/	April Miller Boise
April Miller Boise
Senior Vice President, Chief Legal Officer and Corporate Secretary
(For the registrant)

Date:	August 2, 2018	By:	/s/	Paul D. Bialy
Paul D. Bialy
Vice President, Controller and Principal Accounting Officer

Date:	August 2, 2018	By:	/s/	Kevin A. Nowlan
Kevin A. Nowlan
Senior Vice President and President, Trailer and Components, and Chief Financial Officer