Form 10-K
period 2018-09-30
MERITOR INC
filed 2018-11-16
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2018
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
     Yes [ X ]      No [    ]
     Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit such files).
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [    ]       No [ X ]
     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2018 (the last business day of the most recently completed second fiscal quarter) was approximately $1,766,433,323
84,876,805 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on November 14, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information contained in the definitive Proxy Statement for the Annual Meeting of Shareholders of the registrant to be held on January 24, 2019 is incorporated by reference into Part III.

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

Meritor serves a broad range of customers worldwide, including medium- and heavy-duty truck OEMs, specialty vehicle manufacturers, certain aftermarkets, and trailer producers. Our total sales from continuing operations in fiscal year 2018 were approximately $4.2 billion. Our ten largest customers accounted for approximately 75 percent of fiscal year 2018 sales from continuing operations. Sales from operations outside North America accounted for approximately 38 percent of total sales from continuing operations in fiscal year 2018. Our continuing operations also participated in four unconsolidated joint ventures, which we accounted for under the equity method of accounting and that generated revenues of approximately $1.1 billion in fiscal year 2018.

Our fiscal year ends on the Sunday nearest to September 30. Fiscal year 2018 ended on September 30, 2018, fiscal year 2017 ended on October 1, 2017, and fiscal year 2016 ended on October 2, 2016. All year and quarter references relate to our fiscal year and fiscal quarters unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end.

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

Our Business

Our reporting segments are as follows:

•
The Commercial Truck & Trailer segment supplies drivetrain systems and components, including axles, drivelines and braking and suspension systems, primarily for medium- and heavy-duty trucks and other applications in North America, South America, Europe and Asia Pacific. It also supplies a variety of undercarriage products and systems for trailer applications in North America. This segment also includes the company's aftermarket businesses in Asia Pacific and South America.

•
The Aftermarket & Industrial segment supplies axles, brakes, drivelines, suspension parts and other replacement parts to commercial vehicle and industrial aftermarket customers, primarily in North America and Europe. In addition, this segment supplies drivetrain systems and certain components, including axles, drivelines, brakes and suspension systems for military, construction, bus and coach, fire and emergency and other applications in North America and Europe.

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

•	Ability to further implement planned productivity, cost reduction, and other margin improvement initiatives;

•	Ability to successfully execute and implement strategic initiatives;

•	Ability to work with our customers to manage rapidly changing production volumes;

•	Ability to recover, and timing of recovery of, steel price and other cost increases from our customers;

•	Any unplanned extended shutdowns or production interruptions by us, our customers or our suppliers;

•	A significant deterioration or slowdown in economic activity in the key markets in which we operate;

•	Competitively driven price reductions to our customers;

•	Potential price increases from our suppliers;

•	Additional restructuring actions and the timing and recognition of restructuring charges, including any actions associated with prolonged softness in markets in which we operate;

•	Higher-than-planned warranty expenses, including the outcome of known or potential recall campaigns;

•
Uncertainties of asbestos claim, environmental and other legal proceedings, the long-term solvency of our insurance carriers, and the potential for higher-than-anticipated costs resulting from environmental liabilities, including those related to site remediation;

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

M2019 Growth-Focused Plan

As we look forward to completing the last year of our M2019 plan, we made significant progress in fiscal year 2018 toward our objectives. The financial targets we set for this plan are the following:

•Grow revenue at 20 percent cumulatively above market levels, measured from the end of fiscal year 2015
•Increase adjusted diluted earnings per share from continuing operations by $1.25, measured from fiscal year 2015
•Reduce the ratio of net debt to adjusted EBITDA to less than 1.5

(see Non-GAAP Financial Measures in Item 7)

To achieve these targets, we remain focused on three main priorities:

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

In our M2019 plan, we set an overall quality target of 25 parts per million ("PPM"). We believe this will further differentiate us in the commercial vehicle industry. In fiscal year 2018, Daimler Trucks North America awarded four Meritor production sites with Masters of Quality Awards. An additional three facilities earned the PACCAR's 10 PPM Quality Award that is given to suppliers who meet or exceed its rigorous standard of 10 or fewer defective parts for every 1 million parts shipped to this customer.

We want to continue the excellent delivery performance we have demonstrated at greater than 99 percent. This year, we were proud to receive the 100 Percent Delivery Award from Hino Motors Manufacturing U.S.A., Inc. for perfect on-time delivery of dressed drive and steer axles. Meritor builds the drive and front steer axles for all of Hino's medium-duty conventional cab models in North America. On-time delivery is critical because axles are among the first parts placed on the manufacturer's truck assembly line.

In addition to recognition from our customers for outstanding quality and delivery, we also received a Gold Award from Ashok Leyland in India for new product development for the design of a unique slipper suspension for haulage trucks and assisting the truck manufacturer with the migration to a new emission standard. This new suspension has unique and patented design features that include a lighter-weight design compared to conventional suspensions, and offers a significant reduction in service time and maintenance costs with less tire wear due to more efficient axle alignment. And in Australia, we earned the Penske Supplier of the Year Award for outstanding sales, customer service and marketing support, and maintaining a consistently high fill rate of 95 percent. These recognitions reflect our focus on maintaining excellent customer relationships globally and will continue to be an area to which we devote significant attention.

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

Transform to a Growth-Oriented Organization
We know that despite changes and volatility in global market conditions, it is important that we generate profitable top-line growth. We have designed the M2019 plan to enable us to achieve the growth we are targeting while operating in a cyclical industry that can be greatly impacted by economic and political factors. We are increasing our market share with key customers, renewing long-term contracts and winning new business in all of our regions around the globe across both of our reportable segments.

We have increased the pace of product introduction, which is a key component to growing revenue. Prior to our M2016 plan, we launched approximately three major programs annually. We are developing these jointly with our customers for their future product programs, and we have line of sight to revenue streams for each of these products. In fiscal year 2018, we launched the following six products:

•
Optimized EX+ Air Disc Brake - Built to maximize productivity by reducing maintenance time and costs, the gear synchronized, twin-piston design delivers even force across the brake pads simultaneously resulting in better performance and uniform pad wear.

•
79000 Series Axle - Designed to help municipal transit fleets meet federal and industry durability guidelines. By more than tripling the durability of previous offerings, fleets may only need to replace the axle’s carrier once instead of multiple times during the vehicle’s service life in this heavy stop-and-go segment.

•	ZL50+ Loader Axle - Designed for the off-highway construction market in China, specifically for loaders.

•
MT-610 Hub Reduction Axle - DAF Trucks, subsidiary of PACCAR, has equipped its next-generation, heavy-duty lineup for European long-haul and off-road applications with a hub-reduction tandem axle developed by Meritor. Designed for extreme applications, the axle's fast ratios allow the engine to run at lower rpms, improving fuel efficiency for end-users.

•	DuaLite 156 Axle - Specifically produced for the China bus market with low noise and high efficiency design.

•	MTC-3203 Transfer Case - Designed for the medium-duty all-wheel drive market and launched with Navistar and Chevrolet.

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

AB Volvo is Meritor’s largest global customer with the majority of that business being in Europe. Last year, we extended our long-term agreement with Volvo for an additional three years to 2024. Under the terms of this agreement, Meritor will design and deliver a new family of heavy, single reduction rear axles for both Volvo and Renault brands. These newly designed products will feature fuel efficiency improvement, faster ratios and a higher gross combined weight rating to enable more payload per truck. We also support Volvo in Thailand and India.

During fiscal year 2018, we delivered strong operational execution, won new business and increased market share with key customers in major markets. Meritor was awarded important new contracts with customers globally including front and rear axles for MAN’s new delivery truck, axle business with Mercedes Benz and Iveco for school buses in South America, axle and suspension business with Tata, Kenworth and Ashok Leyland in Asia Pacific, and several new awards for Meritor’s hub reduction axle around the world. In our Defense business, we have a new contract with Mack Defense for a rear beam and front drive steer axle, as well as drivelines and transfer cases for approximately 700 trucks.

In the electric vehicle space, Meritor currently has 22 active programs across the globe on applications including school buses, yard tractors, medium duty trucks, urban buses and refuse trucks. In addition to supporting these programs with core Meritor content, including front and rear suspensions, wheel ends, drum and disc brakes and gearboxes, Meritor is also offering its proprietary eAxle and other products now part of its portfolio as a result of our strategic alliance with TransPower. In fiscal year 2018, we earned new business in the electric space with customers including Daimler Trucks North America (DTNA) for its innovation fleet, and with Thomas Built Bus, a subsidiary of DTNA, Ashok Leyland, Kalmar and Peterbilt. For Peterbilt, we will supply all-electric drivetrain systems for two vehicle platforms that will include 12 all-electric Class 8 day cab tractors and three refuse trucks.

As we strive to grow our aftermarket business, we took various actions this year to better serve our customers, including launching the North America Authorized Rebuilder Program for drive axle carriers, including our 145, 14X TM and 160 products. We are partnering with exceptional rebuilders that share our commitment to helping fleets maximize uptime with coast-to-coast, 24-hour guaranteed delivery of highly reliable, rebuilt carriers which meet original performance specifications, Also this year, we launched a comprehensive portfolio of products designed to deliver the right parts, performance and price for each life stage of trucks, trailers and buses. As an example, the MachTM parts brand is designed for customers seeking high-value, delivering quality all-makes parts that improve uptime at affordable prices, while the Meritor® and Euclid® brands offer top-quality aftermarket parts at more affordable prices. Meritor Genuine brand is designed for newer vehicles still under warranty or for customers who want to maintain original performance and maximize uptime with OEM production parts. Meritor is one of the few suppliers that manufactures or approves for sale lifecycle aftermarket parts that include support and availability.

While we are planning for the majority of Meritor's growth to be organic, we anticipate allocating capital for targeted acquisitions that could be an accelerant in our growth trajectory. To that end, this year we acquired substantially all of the assets of AA Gear & Manufacturing, Inc. and its subsidiaries. This transaction provides our components business with a suite of process engineering and production capabilities for gear and shaft components that will enable us to offer new products and applications. In August, we announced a new five-year contract for a near-net forged part in which Meritor will produce more than three million pieces. Start of production is 2020.

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

Invest in Employees

The safety of our employees is our top priority. Total case rate is a measure of recordable workplace injuries normalized per 100 employees per year. Our target for M2019 is to achieve a rate of less than 0.65. In fiscal year 2018, we achieved an overall case rate of 0.72 injuries per 200,000 hours. Our safety rate in fiscal year 2018 was slightly unfavorable to fiscal year 2017. This was due in large part to the 15-percent increase in hours worked in our manufacturing facilities this year due to peak markets in North America and high production demand globally. Even with the significant increase in hours, sixteen of our 40 measured facilities had no recordable incidents in the entire fiscal year. We attribute this to the diligence of our employees and the safety programs and equipment we have instituted throughout our global operations to protect them. In an effort to continually improve our safety rate, we will maintain our diligence through training and education of our employees, reducing certain behaviors that are known to create safety issues and continue to maximize risk identification and hazard assessment.

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

We have established various development and training programs to help our employees grow as we grow. This year, we continued the leadership development programs for managers, directors and senior leaders around the world. For managers, we offered eLearning modules and courses that address important areas for advancement including accountability, delegation, and providing and receiving feedback. For certain director-level employees, we led our second annual Leadership Edge - a 10-month program whose objective is to develop advanced leadership skills, prepare high-potential leaders for senior level positions and strengthen business acumen. And for certain senior-level leaders, we continued the Summit, which provides executive coaching, the opportunity to attend specific executive training sessions tailored to each individual’s background and career goals, participation in a MBA-level finance course, if needed, and engagement in mentorship opportunities with a member of Meritor’s Board of Directors. To ensure we provide a rich experience for our employees, we will continue to measure employee engagement to build on the competencies that are important to our future.

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

The following chart sets forth, for each of the fiscal years 2018, 2017 and 2016, information about product sales comprising more than 10% of consolidated revenue in any of those years. A narrative description of our principal products follows the chart.

Product Sales:

	Fiscal Year Ended September 30,
	2018	2017	2016
Axles, Undercarriage and Drivelines	74%	73%	73%
Brakes and Brake-Related Components	24%	25%	25%
Other	2%	2%	2%
Total	100%	100%	100%

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

We are one of the major manufacturers of heavy-duty trailer axles in North America. Our trailer axles are available in more than 40 models in capacities from 20,000 to 30,000 pounds for virtually all heavy trailer applications and are available with our broad range of suspension modules and brake products, including drum brakes and disc brakes.

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

Other Products

In addition to the products discussed above, we sell other complementary products, including third-party and private label items, through our aftermarket distribution channels. These products are generally sold under master distribution or similar agreements with outside vendors and include brake shoes and friction materials; automatic slack adjusters; yokes and shafts; wheel-end hubs and drums; ABS and stability control systems; shock absorbers and air springs; and air brakes.

Customers; Sales and Marketing

We have numerous customers worldwide and have developed long-standing business relationships with many of these customers. Our ten largest customers accounted for approximately 75 percent of our total sales in fiscal year 2018. Sales to our largest three customers, AB Volvo, Daimler AG and PACCAR, represented approximately 23 percent, 17 percent and 12 percent, respectively, of our sales in fiscal year 2018. No other customer accounted for 10 percent or more of our total sales in fiscal year 2018.

Original Equipment Manufacturers (OEMs)

In North America, we design, engineer, market and sell products principally to OEMs, dealers and distributors. While our North American sales are typically direct to OEMs, our ultimate commercial truck customers include trucking and transportation fleets. Fleet customers may specify our components and integrated systems for installation in the vehicles they purchase from OEMs. We employ what we refer to as a "push-pull" marketing strategy. We "push" for being the standard product at the OEM. At the same time, our district field managers then call on fleets and OEM dealers to "pull-through" our components on specific truck purchases. For all other markets, we specifically design, engineer, market and sell products principally to OEMs for their market-specific needs or product specifications.

For certain large OEM customers, our supply arrangements are negotiated on a long-term contract basis for a multi-year period that may require us to provide annual cost reductions through price reductions or other cost benefits for the OEMs. If we are unable to generate sufficient cost savings in the future to offset such price reductions, our gross margins will be adversely affected. Sales to other OEMs are typically made through open order releases or purchase orders at market-based prices that do not require the purchase of a minimum number of products. The customer typically has the right to cancel or delay these orders on reasonable notice. We typically compete to either retain business or try to win new business from OEMs when long-term contracts expire.

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

Our global customer portfolio includes AB Volvo, Daimler AG, PACCAR, Navistar International Corporation, Oshkosh, MAN, CNH Industrial, Ashok Leyland, Scania, XCMG, Wabash National, Gillig and Ford.

Aftermarket

We market and sell truck, trailer, off-highway and other products principally to, and service such products principally for, OEMs, their parts marketing operations, their dealers and other independent distributors and service garages within the aftermarket industry. Our product sales are generated through long-term agreements with certain of our OEM customers and distribution agreements and sales to independent dealers and distributors. Sales to other OEMs are typically made through open order releases or purchase orders at market-based prices, which do not require the purchase of a minimum number of products. The customer typically has the right to cancel or delay these orders on reasonable notice.

Our product offerings allow us to service all stages of our customers’ vehicle ownership lifecycle. In North America, we stock and distribute thousands of parts from top national brands to our customers or what we refer to as our "all makes" strategy. Our district field managers call on our OEM's, OEM dealers, fleet customers and independent customers to market our full product line capabilities on a regular basis to seek to ensure that we satisfy our customers’ needs. Our aftermarket business sells products under the following brand names: Meritor, Euclid, Trucktechnic and Mach.

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

Our major competitors for axles are Dana Incorporated and, in certain markets, OEMs that manufacture axles for use in their own products. Emerging competitors for axles include DTNA’s Detroit Axle, ZF Friedrichshafen in Europe, and Hande, Fuwa and Ankai in China. Our major competitors for brakes are Bendix/Knorr Bremse, WABCO and, in certain markets, OEMs that manufacture brakes for use in their own products. Our major competitors for industrial applications are MAN, AxleTech International, Oshkosh, AM General, Marmon-Herrington, Dana Incorporated, Knorr Bremse, Kessler & Co., Carraro, NAF, Sisu and, in certain markets, OEMs that manufacture industrial products for use in their own vehicles. Our major competitors for trailer applications are Fuwa, Hendrickson and SAF-Holland.

Raw Materials and Suppliers

Our purchases of raw materials and parts are concentrated over a limited number of suppliers. We are dependent upon our suppliers' ability to meet cost performance targets, quality specifications and delivery schedules. The inability of a supplier to meet these requirements, the loss of a significant supplier, or work stoppages could have an adverse effect on our ability to meet our customers' delivery requirements.

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

Significant future volatility in the commodity markets or a deterioration in product demand may require us to pursue customer price increases through surcharges or other pricing arrangements. In addition, if suppliers are inadequate for our needs, or if prices remain at current levels or increase and we are unable to either pass these prices to our customer base or otherwise mitigate the costs, our operating results could be further adversely affected.

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

As part of our M2019 plan, we are evaluating acquisition opportunities that fit strategically with our core competencies and growth initiatives and regularly review the prospects of our existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued. In fiscal year 2018, we completed a $6 million strategic investment in Transportation Power, Inc. ("TransPower") (see Note 13 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below). In the third quarter of fiscal year 2018, we completed the acquisition of substantially all of the assets of AA Gear & Manufacturing, Inc. (see Note 7 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below). In the second quarter of fiscal year 2018, we completed the sale of our equity interest in Meritor Huayang Vehicle Braking Company Ltd. (see Note 7 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below). In the fourth quarter of fiscal year 2017, we closed on the sale of our interest in Meritor WABCO Vehicle Control Systems to a subsidiary of our joint venture partner, WABCO Holdings Inc. (see Note 14 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below). In the fourth quarter of fiscal year 2017, we also completed the acquisition of the product portfolio and related technologies of Fabco Holdings, Inc. (see Note 7 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below).

Restructuring Actions

Segment Realignment Program: On March 12, 2018, we announced a realignment of operations to further drive long-term strategic objectives while also assigning new responsibilities as part of our commitment to leadership development. As a part of this program, we approved various labor restructuring actions in the Aftermarket & Industrial segment. We recorded $3 million of restructuring costs during fiscal year 2018 in connection with this program. These actions were substantially complete as of September 30, 2018.
Other Restructuring Actions: During fiscal year 2018, we recorded restructuring costs of $3 million primarily associated with labor reduction programs in the Commercial Truck & Trailer segment and Aftermarket & Industrial segment.
Fiscals 2017 & 2016 Aftermarket Actions: During the third quarter of fiscal year 2016, we approved various restructuring plans in the North American and European Aftermarket businesses. We recorded $5 million of restructuring costs during the third quarter of fiscal year 2016 and $4 million of restructuring costs during fiscal year 2017. Restructuring actions associated with these plans were substantially complete as of September 30, 2017.
Fiscal 2016 Market Related Actions: In response to the decline in revenue in North America and South America, during the fourth quarter of fiscal year 2016, we approved various headcount reduction plans targeting different areas of the business. During the fourth quarter of fiscal year 2016, we incurred a total of $5 million in restructuring costs in the Commercial Truck & Trailer segment, $1 million in the Aftermarket & Industrial segment and $2 million related to their corporate locations. Restructuring actions associated with these plans were substantially complete as of September 30, 2017.
Other Fiscal 2016 Actions: During the first half of fiscal year 2016, we recorded restructuring costs of $3 million primarily associated with a labor reduction program in China in the Commercial Truck & Trailer segment and a labor reduction program in the Aftermarket & Industrial segment. Restructuring actions associated with these plans were substantially complete as of September 30, 2016.

Joint Ventures

As the industries in which we operate have become more globalized, joint ventures and other cooperative arrangements have become an important element of our business strategies. These strategic alliances provide for sales, product design, development and manufacturing in certain product and geographic areas. As of September 30, 2018, our continuing operations participated in the following non-consolidated joint ventures:

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

Aggregate sales of our non-consolidated joint ventures were $1,101 million, $1,156 million and $1,101 million in fiscal years 2018, 2017 and 2016, respectively.

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

Research and Development

We have significant research, development, engineering and product design capabilities. We spent $73 million in fiscal year 2018, $69 million in fiscal year 2017 and $68 million in fiscal year 2016 on company-sponsored research, development and engineering. We employ professional engineers and scientists globally and have additional engineering capabilities through contract arrangements in low-cost countries. We also have advanced technical centers in North America, South America, Europe and Asia Pacific (primarily in India and China).

Patents and Trademarks

We own or license many United States and foreign patents and patent applications in our engineering and manufacturing operations and other activities. While in the aggregate these patents and licenses are considered important to the operation of our businesses, management does not believe that the loss or termination of any one of them would materially affect a business segment or Meritor as a whole.

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

Employees

At September 30, 2018, we had approximately 8,600 full-time employees (which includes consolidated joint ventures). At that date, 23 employees in the United States were covered by collective bargaining agreements. Most of our facilities outside of the United States and Canada are unionized. We strive to foster and maintain positive relationships with our hourly and salaried employees.

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

We have been designated as a potentially responsible party at ten Superfund sites, excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined. These sites include a location in Grenada, Mississippi that was designated as a Superfund site by the U.S. Environmental Protection Agency in September of 2018. In addition to Superfund sites, various other lawsuits, claims and proceedings have been asserted against us, alleging violations of federal, state and local environmental protection requirements or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. We have established reserves for these liabilities when they are considered to be probable and reasonably estimable. See Note 24 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for information as to our estimates of the total reasonably possible costs we could incur and the amounts recorded as a liability as of September 30, 2018, and as to changes in environmental accruals during fiscal year 2018.

The process of estimating environmental liabilities is complex and dependent on physical and scientific data at the site, uncertainties as to remedies and technologies to be used, and the outcome of discussions with regulatory agencies. The actual amount of costs or damages for which we may be held responsible could materially exceed our current estimates because of uncertainties, including the financial condition of other potentially responsible parties, the success of the remediation and other factors that make it difficult to predict actual costs accurately. However, based on management's assessment, after consulting with Meritor's Chief Legal Officer and with outside advisors who specialize in environmental matters, and subject to the difficulties inherent in estimating these future costs, we believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our business, financial condition or results of operations. In addition, in future periods, new laws and regulations, changes in remediation plans, advances in technology and additional information about the ultimate clean-up remedy could significantly change our estimates. Management cannot assess the possible effect of compliance with future requirements.

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

See Trends and Uncertainties in Item 7. Management's Discussion and Analysis for estimated commercial truck production volumes for selected original equipment markets based on available sources and management's estimates.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings we make with the Securities and Exchange Commission ("SEC") are available free of charge on our website (www.Meritor.com), as soon as reasonably practicable after they are filed. The information contained on the company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

Cautionary Statement

This Annual Report on Form 10-K contains statements relating to future results of the company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "estimate," "should," "are likely to be," "will" and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to reliance on major OEM customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to manage demand expectations in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on our European operations, or financing arrangements related thereto following the United Kingdom's decision to exit the European Union or, in the event one or more other countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, restrictive government actions regarding trade, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); risks related to our joint ventures; rising costs of pension benefits; the ability to achieve the expected benefits of strategic initiatives and restructuring actions; our ability to successfully integrate the products and technologies of Fabco Holdings, Inc. and AA Gear Mfg., Inc. and future results of such acquisitions, including their generation of revenue and their being accretive; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle production in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development and launch of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any proceedings or related liabilities with respect to environmental, asbestos-related, or other matters; possible changes in accounting rules; and other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

During fiscal year 2018, sales to our three largest customers, AB Volvo, Daimler AG and PACCAR represented approximately 23 percent, 17 percent and 12 percent, respectively. No other customer accounted for 10 percent or more of our total sales in fiscal year 2018.

The level of our sales to large OEM customers, including the realization of future sales from awarded business or obtaining new business or customers, is inherently subject to a number of risks and uncertainties, including the number of vehicles that these OEM customers actually produce and sell. Several of our significant customers have major union contracts that expire periodically and are subject to renegotiation. Any strikes or other actions that affect our customers' production during this process would also affect our sales. Further, to the extent that the financial condition, including bankruptcy or market share, of any of our largest customers deteriorates or their sales otherwise continue to decline, our financial position and results of operations could be adversely affected. In addition, our customers generally have the right to replace us with another supplier under certain circumstances. Accordingly, we may not in fact realize all of the future sales represented by our awarded business. Any failure to realize these sales could have a material adverse effect on our financial condition and results of operations.

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

Production and sales of the vehicles for which we supply products generally depend on economic conditions and a variety of other factors that are outside our control, including freight tonnage, customer spending and preferences, vehicle age, labor relations and regulatory requirements. In particular, demand for our Commercial Truck & Trailer segment products can be affected by a pre-buy before the effective date of new regulatory requirements, such as changes in emissions standards. Historically, implementation of new, more stringent, emissions standards has increased heavy-duty truck demand prior to the effective date of the new regulations, and correspondingly decreased this demand after the new standards are implemented. In addition, any expected increase in the heavy-duty truck demand prior to the effective date of new emissions standards may be offset by instability in the financial markets and resulting economic contraction in the U.S. and worldwide markets.

Sales from the aftermarket portion of our Aftermarket & Industrial segment depend on overall levels of truck ton miles and gross domestic product (GDP), among other things, and may be influenced by times of slower economic growth or economic contraction based on the average age of commercial truck fleets.

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

Prices of raw materials, primarily steel, for our manufacturing needs and costs of transportation have fluctuated sharply in past years, including rapid increases which had a negative impact on our operating income for certain periods. These steel price increases, along with increasing transportation costs, created pressure on profit margins, and as they recur in the future, they could unfavorably impact our financial results going forward. While we have had steel pricing adjustment programs in place with most major OEMs, the price adjustment programs typically lag the increase in steel costs and have generally not contemplated all non-index-related increases in steel costs. Raw material price fluctuation, together with the volatility of the commodity markets, which can be impacted by a variety of factors, including changes in trade laws and tariffs, will continue to pose risks to our financial results. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, our operating income could be adversely affected.

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

The commercial vehicle market is also experiencing a period of significant technological change as a result of the trends toward electrified drivetrains and the integration of advanced electronics into traditional products. These trends have led to an increase in the significance of technology to our current and future products, as well as an increase in the amount of competition we face from technology focused new market entrants. If we are unable to continue providing products that meet our customers’ needs in this environment of rapid technological change, our market competitiveness could be adversely affected.

Exchange rate fluctuations could adversely affect our financial condition and results of operations.

As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including risks in connection with our transactions that are denominated in foreign currencies. While we employ financial instruments to hedge certain of our foreign currency exchange risks relating to these transactions, our efforts to manage these risks may not be successful. In addition, we translate sales and other results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income, while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal year 2016, our reported financial results were adversely affected by appreciation of the U.S. dollar against foreign currencies. For fiscal years 2018 and 2017, our reported financial results benefited from depreciation of the U.S. dollar against foreign currencies.

A disruption in supply of raw materials or parts could impact our production and increase our costs.

Some of our significant suppliers have experienced weak financial condition in the past. In addition, some of our significant suppliers are located in developing countries. We are dependent upon the ability of our suppliers to meet performance and quality specifications and delivery schedules. The inability of a supplier to meet these requirements, the loss of a significant supplier, or any labor issues or work stoppages at a significant supplier could disrupt the supply of raw materials and parts to our facilities and could have an adverse effect on us.

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

We have a significant number of facilities and operations outside the United States, including investments and joint ventures in developing countries. During fiscal year 2018, approximately 45 percent of our sales from continuing operations were generated outside of the United States. Our strategy to grow in emerging markets may put us at risk due to the risks inherent in operating in such markets. Our international operations are subject to a number of risks inherent in operating abroad, including, but not limited to:

•	risks with respect to currency exchange rate fluctuations (as more fully discussed above);

•	risks to our liquidity if the European monetary union were to dissolve and we were unable to renegotiate European factoring agreements or find alternative sources of liquidity;

•	risks arising from the United Kingdom's decision to exit the European Union, or in the event one or more other countries exit the European monetary union;

•	local economic and political conditions;

•	disruptions of capital and trading markets;

•	possible terrorist attacks or acts of aggression that could affect vehicle production or the availability of raw materials or supplies;

•	restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including import and export duties, quotas and customs duties and tariffs);

•	changes in legal or regulatory requirements;

•	import or export licensing requirements;

•	limitations on the repatriation of funds;

•	difficulty in obtaining distribution and support;

•	nationalization;

•	the laws and policies of the United States and foreign governments affecting trade, foreign investment and loans;

•	the ability to attract and retain qualified personnel;

•	tax laws; and

•	labor disruptions.

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

The success and timing of any future divestitures and acquisitions will depend on a variety of factors, many of which are not within our control. If we engage in acquisitions, we may finance these transactions by borrowing or issuing additional debt or equity securities. The additional debt from any such acquisitions, if consummated, could increase our debt to capitalization ratio. In addition, the ultimate benefit of any acquisition would depend on our ability to successfully integrate the acquired entity or assets into our existing business and to achieve any projected synergies. There is also no assurance that the total costs associated with any current and future restructuring will not exceed our estimates, or that we will be able to achieve the intended benefits of these restructurings.

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

On November 14, 2018, our Standard & Poor’s corporate credit rating and senior unsecured credit rating were BB and BB-, respectively, and our Moody’s Investors Service corporate credit rating and senior unsecured credit rating were Ba3 and B1, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.

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

Our business is subject to liabilities with respect to environmental, health and safety matters. In addition, we are required to comply with federal, state, local and foreign laws and regulations governing the protection of the environment and health and safety, and we could be held liable for damages arising out of human exposure to hazardous substances or other environmental or natural resource damages. Environmental, health and safety laws and regulations are complex, change frequently and tend to be increasingly stringent. As a result, our future costs to comply with such laws and regulations may increase significantly. There is also an inherent risk of exposure to warranty and product liability claims, as well as product recalls, in the commercial vehicle industry if our products fail to perform to specifications or are alleged to cause property damage, injury or death.

With respect to environmental liabilities, we have been designated as a potentially responsible party at ten Superfund sites (excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined). In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against us alleging violations of federal, state and local and foreign environmental protection requirements or seeking remediation of alleged environmental impairments. We establish reserves for these liabilities when we determine that the company has a probable obligation and we can reasonably estimate it, but the process of estimating environmental liabilities is complex and dependent on evolving physical and scientific data at the site, uncertainties as to remedies and technologies to be used, and the outcome of discussions with regulatory agencies. The actual amount of costs or damages for which we may be held responsible could materially exceed our current estimates because of these and other uncertainties which make it difficult to predict actual costs accurately. In future periods, new laws and regulations, changes in remediation plans, advances in technology and additional information about the ultimate clean-up remedy could significantly change our estimates and have a material impact on our financial position and results of operations. Management cannot assess the possible effect of compliance with future requirements.

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

The uncertainties of asbestos claim and other litigation, including the outcome of litigation with insurance companies regarding the scope of asbestos coverage and the long-term solvency of our insurance carriers, make it difficult to predict accurately the ultimate resolution of asbestos claims. The possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process increases that uncertainty. Although we have established reserves to address asbestos liability and corresponding receivables for recoveries from our insurance carriers, if our assumptions with respect to the nature of pending and future claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for asbestos-related claims, and the effect on us, could differ materially from our current estimates and, therefore, could have a material impact on our financial position and results of operations.

We are exposed to the rising cost of pension benefits and uncertainty regarding the provision of postemployment benefits.

The commercial vehicle industry, like other industries, continues to be impacted by the cost of pension and other postemployment benefits. In estimating our expected obligations under our pension benefit plans, we make certain assumptions as to economic and demographic factors, such as discount rates, and investment returns. If actual experience of these factors is worse than our assumptions, our obligations could grow which could in turn increase the amount of mandatory contributions to these plans in the coming years. Our pension plans and other postemployment benefits were underfunded by $30 million and $86 million, respectively, as of September 30, 2018.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, could adversely affect our results of operations.

The U.S. government has adopted a new approach to trade policy and in some cases has attempted to renegotiate or terminate certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods, including steel and certain commercial vehicle parts, which have begun to result in increased costs for goods imported into the U.S. In response to these tariffs, a number of U.S. trading partners, including China, the European Union and Canada, have imposed retaliatory tariffs on a wide range of U.S. products, which makes it more costly for us to export our products to those countries. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, or if demand for our exported products decreases due to the higher cost, our operating income could be adversely affected. In addition, further tariffs have been proposed by the U.S. and its trading partners and additional trade restrictions could be implemented on a broader range of products or raw materials. The resulting environment of retaliatory trade or other practices could have a significant adverse effect on our business, customers, suppliers and the global economy.

Impairment in the carrying value of long-lived assets and goodwill could negatively affect our operating results and financial condition.

We have a significant amount of long-lived assets and goodwill on our consolidated balance sheet. Under U.S. generally accepted accounting principles, long-lived assets, excluding goodwill, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors cause our operating results and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill must be evaluated for impairment at least annually. If the carrying value of our reporting units exceeds their current fair value, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment in the value of our long-lived assets and goodwill include changes impacting the industries in which we operate, particularly the impact of any downturn in the global economy, as well as competition and advances in technology, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or operating results. If the value of long-lived assets or goodwill is impaired, our earnings and financial condition could be adversely affected.

The value of our deferred tax assets could become impaired, which could materially and adversely affect our results of operations and financial condition.

In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740 "Income Taxes," each quarter we determine the probability of the realization of deferred tax assets using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings and tax planning strategies. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations and financial condition. In addition, future changes in laws or regulations could have a material impact on the company's overall tax position.

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

FASB ASC Topic 740, "Income Taxes," defines the confidence level that a tax position must meet in order to be recognized in the financial statements. This topic requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more likely than not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. In the event that the more-likely-than-not threshold is not met, we would be required to change the relevant tax position which could have an adverse effect on our results of operations and financial condition.

We may be restricted on the use of tax attributes from a tax law "ownership change."

Section 382 of the U.S. Internal Revenue Code of 1986, as amended, limits the ability of a corporation that undergoes an "ownership change" to use its tax attributes, such as net operating losses and tax credits. In general, an "ownership change" occurs if shareholders owning five percent or more (applying certain look-through rules) of an issuer's outstanding common stock, collectively, increase their ownership percentage by more than fifty percentage points within any three-year period over such shareholders' lowest percentage ownership during this period. If we were to issue new shares of stock, such new shares could contribute to such an "ownership change" under U.S. tax law. Moreover, not every event that could contribute to such an "ownership change" is within our control. If an "ownership change" under Section 382 were to occur, our ability to utilize tax attributes in the future may be limited.

Assertions against us or our customers relating to intellectual property rights could materially impact our business.

Our industry is characterized by companies that hold large numbers of patents and other intellectual property rights and that vigorously pursue, protect and enforce intellectual property rights. From time to time, third parties may assert against us and our customers and distributors their patents and other intellectual property rights to technologies that are important to our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At September 30, 2018, our operating segments, including all consolidated joint ventures, had the following facilities in the United States, Europe, South America, Canada, Mexico and the Asia-Pacific region. For purposes of these numbers, multiple facilities in one geographic location are counted as one facility.

	Manufacturing and Distribution Facilities	Engineering Facilities, Sales Offices, Warehouses and Service Centers
Commercial Truck & Trailer	20	12
Aftermarket & Industrial	6	8
Other	—	4
Total	26	24
These facilities had an aggregate floor space of approximately 9.3 million square feet, substantially all of which is in use. We owned approximately 61 percent and leased approximately 39 percent of this floor space. Substantially all of our owned domestic plants and equipment are subject to liens securing our obligations under our revolving credit facility with a group of banks (see Note 17 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data). In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

A summary of floor space (in square feet) of these facilities at September 30, 2018, (including new space under construction) is as follows:

	Owned Facilities			Leased Facilities
Location	Commercial Truck & Trailer	Aftermarket & Industrial	Other	Commercial Truck & Trailer	Aftermarket & Industrial	Other	Total
United States	1,611,763	1,186,565	417,800	669,515	608,137	—	4,493,780
Canada	—	—	—	—	40,517	—	40,517
Europe	1,870,150	—	—	528,076	75,578	12,376	2,486,180
Asia Pacific	406,941	—	—	1,055,819	30,178	—	1,492,938
Latin America	204,368	—	—	571,743	—	—	776,111
Total	4,093,222	1,186,565	417,800	2,825,153	754,410	12,376	9,289,526

Item 3. Legal Proceedings.

•
See Note 24 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for information with respect to litigation related to asbestos and product liability, which is incorporated herein by reference thereto.

•
See Item 1. Business, "Environmental Matters" and Note 24 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for information relating to environmental proceedings, which is incorporated herein by reference thereto.

•
In March 2016, two virtually identical complaints were filed against our company and other defendants in the United States District Court for the Eastern District of Michigan. The complaints are proposed class actions alleging that we violated federal and state antitrust and other laws in connection with a former business of ours that manufactured and sold exhaust systems for automobiles. The first proposed class is composed of persons and entities that purchased or leased a passenger vehicle during a specified time period; the second is a purported class of automobile dealers. We accepted service of these complaints in July 2016. We settled both of these lawsuits for a total of $1 million. The settlements were preliminarily approved by the court in June and September 2018. A third complaint on behalf of a proposed class of direct purchasers was filed against our company and other defendants in the same court in November 2016; we accepted service in April 2017. In December 2017, we were served with a similar suit naming the company as a defendant on behalf of a purported class of purchasers in Alberta, Canada, and were served with a nearly identical complaint in British Columbia, Canada in March 2018. In August 2017, our subsidiary, Meritor do Brasil Sistema Automotivos Ltda., received notice that it was made a formal party to an investigation by the antitrust authority of the Brazilian government relating to the alleged existence of a cartel in the exhaust systems and components market in Brazil. We intend to defend ourselves vigorously against the unsettled claims.

•
Various other lawsuits, claims and proceedings have been or may be instituted or asserted against Meritor or our subsidiaries relating to the conduct of our business, including those pertaining to product liability, tax, warranty or recall claims, intellectual property, safety and health, contract and employment matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to Meritor, management believes, after consulting with Meritor's Chief Legal Officer, that the disposition of matters that are pending will not have a material effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 4A. Executive Officers of the Registrant.

The name, age, positions and offices held with Meritor and principal occupations and employment during the past five years of each of our executive officers as of November 15, 2018, are as follows:

Jeffrey A. Craig, 58 - Chief Executive Officer and President since April 2015 and President and Chief Operating Officer from June 2014 until April 2015. Mr. Craig has served as a director of Meritor since April 2015; Senior Vice President and President, Commercial Truck & Industrial from February 2013 until May 2014; Senior Vice President and Chief Financial Officer from May 2008 until January 2013; Acting Controller from May 2008 to January 2009; Senior Vice President and Controller from May 2007 until May 2008; Vice President and Controller from May 2006 until April 2007; Prior to joining Meritor, he was President and Chief Executive Officer of GMAC Commercial Finance (commercial lending service) from 2001 to May 2006 and President and Chief Executive Officer of GMAC’s Business Credit division from 1999 to 2001. He joined GMAC as general auditor in 1997 from Deloitte & Touche, where he served as an audit partner.

Kevin Nowlan, 46 - Senior Vice President and President, Trailer, Components and Chief Financial Officer since March 2018; Senior Vice President and Chief Financial Officer from May 2013 until March 2018; Vice President and Chief Financial Officer from February 2013 until April 2013; Vice President and Controller from December 2010 until February 2013 and Vice President and Treasurer from July 2009 until his appointment as Vice President and Controller. From July 2008 until July 2009, he served as Vice President and Assistant Treasurer and from March 2007 until July 2008, he served as Vice President of Shared Services. Prior to joining Meritor, Mr. Nowlan worked in various roles at GMAC and General Motors Corporation from 1995 through March 2007.

April Miller Boise, 50 - Senior Vice President, Chief Legal Officer and Corporate Secretary since August 2016. Prior to joining Meritor, Ms. Boise was Senior Vice President, General Counsel, Head of Global Mergers and Acquisitions and Corporate Secretary at Avintiv, Inc. (formerly known as The Polymer Group). From 2011 until 2015, she was Vice President, General Counsel, Corporate Secretary and Chief Privacy Officer at Veyance Technologies, Inc. (formerly known as Goodyear Engineered Products). From 1999 to 2010, Ms. Boise was an attorney with Thompson Hine LLP, where she held positions of increasing responsibility, including Managing Partner, Cleveland Office, Executive Committee Member and Hiring Partner, 2009-2010; Chair, Private Equity Group, 2007-2010; Co-Founder and Chair, Women’s Initiative, 2006-2009; and Partner, Corporate Transactions and Securities, 2002-2010.

Timothy Heffron, 54 - Senior Vice President, Human Resources and Chief Information Officer since August 2013; Vice President, Chief Information Officer and Shared Services from July 2011 until August 2013; Vice President of Shared Services from June 2008 until July 2011; Prior to joining Meritor, Mr. Heffron was Executive Vice President and Chief Information Officer of GMAC Commercial Finance from January 2002 until June 2008; Director of Reengineering for GMAC from December 1999 until December 2001, Director of Global Information Technology Audit for General Motors Corporation from June 1999 until November 1999; Assistant General Auditor for GMAC from March 1998 until May 1999. Prior to that, Mr. Heffron spent nine years in public accounting, most recently as an audit senior manager with Ernst & Young.

Chris Villavarayan, 48 - Senior Vice President and President, Global Truck since January 2018; Senior Vice President and President, Americas from February 2014 until January 2018; Vice President of Global Manufacturing and Supply Chain Management from June 2012 until February 2014; Managing Director of Meritor India and CEO of MHVSIL and Automotive Axles Ltd. (joint venture between Meritor and Kalyani Group of India) from December 2009 until June 2012; General Manager of European Operations and Worldwide Manufacturing Planning and Strategy from June 2007 until December 2009; Director of Manufacturing Performance Plus from November 2006 until June 2007; Regional Manager of Continuous Improvement from

July 2005 until November 2006; Industrialization Project Manager from September 2001 until July 2005; Site Manager of Meritor St. Thomas, Ontario facility from June 2000 until September 2001.

Joseph Plomin, 56 - Senior Vice President and President, Aftermarket, Industrial and Quality since March 2018; Senior Vice President and President, Aftermarket & Trailer and Quality from January 2018 until March 2018; Vice President and President, International from January 2014 until January 2018; Vice President of International from July 2013 until January 2014; Vice President of Global Brakes from June 2012 until January 2013; Vice President of Truck North America and South America from July 2011 until May 2012; Vice President of Commercial Vehicle Systems Truck from September 2007 until July 2011. Prior to joining Meritor, Mr. Plomin held a variety of executive positions at Delco Remy International, including Senior Vice President of Sales/Marketing/Product Line Management from October 2006 until September 2007; President of Electrical Aftermarket from February 2006 until October 2006; General Manager/Senior Vice President of Heavy Duty/Industrial Division from June 2001 until February 2006; and Senior Vice President of Sales and Marketing, Electrical Division from September 1998 until December 2000.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Meritor's common stock, par value $1 per share ("Common Stock"), is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "MTOR." On November 14, 2018, there were 10,470 shareholders of record of Meritor's Common Stock.

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

Issuer repurchases

The table below sets forth information with respect to purchases made by or on behalf of us of shares of our Common Stock during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1- 31, 2018	—	$—	—	$36,908,585
August 1- 31, 2018	1,019,537	$21.35	1,019,537	$15,144,491
September 1- 30, 2018	704,272	$21.38	704,272	$—
Total	1,723,809		1,723,809

(1) On July 21, 2016, the Board of Directors authorized the repurchase of up to $100 million of Common Stock and up to $150 million aggregate principal amount of any of the company’s debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and the company's debt covenants. Equity repurchases under these authorizations were complete as of September 30, 2018. On November 2, 2018, our Board of Directors authorized the repurchase of up to $200 million of our common stock and up to $100 million aggregate principal amount of any of our debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and our debt covenants. These authorizations supersede the prior July 2016 repurchase authorizations.

 The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our Common Stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 5 of this Report on Form 10-K. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in fiscal year 2018.

Shareholder Return Performance Presentation

The line graph below compares the cumulative total shareholder return of the S&P 500, Meritor, Inc. and the peer group of companies for the period from September 30, 2013 to September 30, 2018, assuming a fixed investment of $100 at the respective closing prices on the last day of each fiscal year and reinvestment of cash dividends.

	9/13	9/14	9/15	9/16	9/17	9/18
Meritor, Inc.	100.00	138.04	135.24	141.60	330.92	246.31
S&P 500	100.00	119.73	119.00	137.36	162.92	192.10
Peer Group(1)	100.00	101.31	90.30	106.27	145.43	125.13

(1)
The peer group consists of representative commercial vehicle suppliers of approximately comparable products to Meritor. The peer group consists of Commercial Vehicle Group, Inc., Cummins Inc., Dana Incorporated, Haldex AB, Modine Manufacturing Company, SAF-Holland SA, Stoneridge, Inc., and Wabco Holdings Inc.

The information included under the heading "Shareholder Return Performance Presentation" is not to be treated as "soliciting material" or as "filed" with the SEC, and is not incorporated by reference into any filing by the company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that is made on, before or after the date of filing of this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

The following sets forth selected consolidated financial data. The data should be read in conjunction with the information included under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data below.

	Year Ended September 30,
	2018	2017	2016	2015	2014
	(in millions, except per share amounts)
SUMMARY OF OPERATIONS
Sales
Commercial Truck & Trailer (1)	$3,325	$2,606	$2,465	$2,747	$2,957
Aftermarket & Industrial (1)	1,024	900	886	935	1,017
Intersegment Sales (1)	(171)	(159)	(152)	(177)	(208)
Total Sales	$4,178	$3,347	$3,199	$3,505	$3,766

Operating Income	$317	$207	$204	$128	$217
Income Before Income Taxes	278	381	155	67	315
Net Income Attributable to Noncontrolling Interests	(9)	(4)	(2)	(1)	(5)
Net Income Attributable to Meritor, Inc.:
Income from Continuing Operations	$120	$325	$577	$65	$279
Loss from Discontinued Operations	(3)	(1)	(4)	(1)	(30)
Net Income	$117	$324	$573	$64	$249

BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	$1.37	$3.69	$6.40	$0.67	$2.86
Discontinued Operations	(0.03)	(0.01)	(0.04)	(0.01)	(0.31)
Basic Earnings per Share	$1.34	$3.68	$6.36	$0.66	$2.55

DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	$1.31	$3.60	$6.27	$0.65	$2.81
Discontinued Operations	(0.03)	(0.01)	(0.04)	(0.01)	(0.30)
Diluted Earnings per Share	$1.28	$3.59	$6.23	$0.64	$2.51

FINANCIAL POSITION AT SEPTEMBER 30
Total Assets (2)	$2,726	$2,782	$2,494	$2,195	$2,485
Short-term Debt	94	288	14	15	7
Long-term Debt (2)	730	750	982	1,036	948

(1)	Fiscal years 2017, 2016, 2015 and 2014 have been recast to reflect reportable segment changes.

(2)	Fiscal year 2014 has been recast to reflect the early adoption of ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.
Income (loss) from continuing operations attributable to Meritor, Inc. in the selected financial data presented above includes the following items specific to the period of occurrence (in millions):

	Year Ended September 30,
	2018	2017	2016	2015	2014
Pretax items:
Restructuring costs	$(6)	$(6)	$(16)	$(16)	$(10)
Asset impairment charges	(3)	(4)	—	(2)	—
Goodwill impairment charges	—	—	—	(15)	—
Impact of pension settlement losses and curtailment gain	(6)	—	—	(59)	15
Antitrust settlement with Eaton (including recovery of past legal fees)	—	—	—	—	209
Gain on sale of equity investment	—	243	—	—	—
Specific warranty contingency, net of supplier recovery	—	—	—	—	8
Loss on debt extinguishment	(8)	(36)	—	(25)	(31)
Asbestos-related liability remeasurement	(79)	(4)	(4)	(1)	(20)
Asbestos-related insurance settlements, net	43	13	30	—	—
Supplier litigation settlement	—	—	6	—	—
Legal settlement charge related to joint venture	—	(10)	—	—	—
Non-operating gains, net	—	—	—	5	—
After tax items:
Tax valuation allowance reversal, net and other (1)	7	68	454	16	—
U.S. tax reform impacts (2)	(89)	—	—	—	—

(1)
The fiscal year ended September 30, 2018 includes a $9 million reversal of a Brazil valuation allowance, partially offset by a $2 million increase in valuation allowances for certain U.S. state jurisdictions. The fiscal year ended September 30, 2017 includes non-cash income tax benefit (expense) of $52 million related to the partial reversal of the U.S. valuation allowance, $15 million related to capital losses associated with the sale of equity investment and $1 million related to other correlated tax relief. The fiscal year ended September 30, 2016 includes non-cash income tax benefit (expense) of $438 million related to the partial reversal of the U.S. valuation allowance, ($9) million related to the establishment of a valuation allowance in Brazil and $25 million related to other correlated tax relief. The fiscal year ended September 30, 2015 includes non-cash income tax benefit of $16 million related to the reversal of valuation allowances in Germany, Italy, Mexico and Sweden.

(2)
The fiscal year ended September 30, 2018 includes $57 million of non-cash tax expense related to the revaluation of our deferred tax assets and liabilities as a result of the U.S. tax reform and $26 million of non-cash tax expense related to one-time deemed repatriation of accumulated foreign earnings and $6 million of non-cash tax expense related to other adjustments.

Loss from discontinued operations attributable to Meritor, Inc. in the selected financial data presented above includes the following items specific to the period of occurrence (in millions):

	Year Ended September 30,
	2018	2017	2016	2015	2014
Pretax items:
Loss on divestitures of businesses, net	$—	$—	$—	$—	$(23)
Litigation settlement	—	—	(3)	—	—

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

Our sales for fiscal year 2018 were $4,178 million, an increase compared to $3,347 million in the prior year. The increase in sales was driven primarily by higher production in all of our major markets. Sales for the year were also favorably impacted by revenue outperformance, primarily through increased market share and new business wins, as well as the Fabco business we acquired in the fourth quarter of fiscal year 2017.

Net income attributable to Meritor for fiscal years 2018 and 2017 was $117 million and $324 million, respectively. The decrease in net income attributable to Meritor was due primarily to a $243 million gain on sale of an equity method investment in fiscal year 2017 that did not repeat, and higher tax expense as a result of the enactment of the Tax Cuts and Jobs Act ("U.S. tax reform") of $89 million in fiscal year 2018. The decrease was partially offset by conversion on increased revenue and lower interest expense driven primarily by the decrease in fixed-rate debt as a result of capital markets transactions completed in the fourth quarter of fiscal year 2017 and the first quarter of fiscal year 2018.

Net income from continuing operations attributable to the company for fiscal years 2018 and 2017 was $120 million and $325 million, respectively. Adjusted income from continuing operations attributable to the company for fiscal years 2018 and 2017 was $276 million and $170 million, respectively (see Non-GAAP Financial Measures below).

Adjusted EBITDA (see Non-GAAP Financial Measures below) for fiscal year 2018 was $474 million compared to $347 million in fiscal year 2017. Our adjusted EBITDA margin (see Non-GAAP Financial Measures below) in fiscal year 2018 was 11.3 percent compared to 10.4 percent in the same period a year ago. Higher adjusted EBITDA and adjusted EBITDA margin year over year were driven primarily by conversion on higher revenue, $42 million of lower pension and retiree medical benefits and a one time $10 million legal charge related to a dispute with a joint venture in the prior year that did not repeat. These increases were partially offset by $27 million of Meritor WABCO Vehicle Control Systems ("Meritor WABCO") affiliate earnings in the prior year that did not repeat and a $9 million increase to our environmental reserve in the current year, related to remediation of a previously disposed property.

Cash flows provided by operating activities were $251 million in fiscal year 2018 compared to $176 million in the prior fiscal year. Higher earnings, combined with lower retiree medical benefit payments and reduced cash interest, helped drive cash flow performance in fiscal year 2018. The increase was partially offset by an increase in working capital needed to support revenue growth.

Repurchase Authorizations

On November 2, 2018, our Board of Directors authorized the repurchase of up to $200 million of our common stock and up to $100 million aggregate principal amount of any of our debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and our debt covenants. These authorizations supersede the remaining authority under the prior July 2016 repurchase authorizations.

On July 21, 2016, our Board of Directors authorized the repurchase of up to $100 million of our Common Stock and up to $150 million aggregate principal amount of any of our debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and our debt covenants. During fiscal year 2018, we repurchased 4.5 million shares of common stock for $100 million (including commission costs) pursuant to this authorization. Certain of these shares were repurchased under a 10b5-1 stock repurchase plan. Repurchases under the common stock repurchase authorization was complete as of September 30, 2018.

U.K. Pension Settlement
The U.K. pension program provides participants with the election to receive a lump-sum settlement of their remaining pension benefit that, if accepted, would settle our obligation to them. We recognized a $6 million settlement loss during the fourth quarter of fiscal year 2018 associated with these payouts.

Acquisition of AA Gear & Manufacturing, Inc.
On April 30, 2018, we acquired substantially all of the assets of AA Gear & Manufacturing, Inc. and its subsidiaries ("AAG") for a cash purchase price of approximately $35 million. The AAG acquisition was accounted for as a business combination. AAG provided low-to-medium volume batch manufacturing for complex gear and shaft applications, as well as quick-turnaround prototyping solutions and emergency plant support. AAG had developed relationships with some of the world’s leading manufacturers across a wide range of attractive end markets including agriculture, construction, heavy truck, diversified industrial and automotive.

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

U.S. Tax Reform
On December 22, 2017, President Trump signed into law the U.S. tax reform, which made significant changes to the U.S. tax code. The U.S tax reform made broad and complex changes to the U.S. tax code that affected our fiscal year ended September 30, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate and requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The U.S. tax reform reduced the federal corporate tax rate to 21 percent in the fiscal year ended September 30, 2018. Section 15 of the Internal Revenue Code of 1986, as amended, stipulates that our fiscal year ended September 30, 2018 will have a blended corporate tax rate of 24.5 percent, which is based on the applicable tax rates before and after the U.S. tax reform and the number of days in the year.
Specifically, we have included discrete tax expense in the financial statements related to provisional amounts under Staff Accounting Bulletin ("SAB") 118 for the net impact on the revaluation of U.S. deferred tax assets and liabilities due to the federal income tax rate reduction from 35 percent to 21 percent. Additionally, we have estimated our liability and included provisional amounts for the one-time transition tax as a discrete tax expense. We elected to offset the liability associated with this transition tax by utilizing foreign tax credit carryovers. The revaluation of the deferred tax assets, the transition tax and other tax reform adjustments resulted in a non-cash charge of $89 million during fiscal year 2018.
We have not accounted for the tax impacts related to Global Intangible Low Tax Income ("GILTI"), Base Erosion Anti Abuse Tax ("BEAT") or Foreign Derived Intangible Income ("FDII") regimes or any of the other provisions of the U.S. tax reform that are not effective until fiscal year 2019. We have elected to treat GILTI as a period cost and, therefore, have not recognized basis differences that may reverse as GILTI in future periods.

Debt Redemption
On November 2, 2017, we redeemed the remaining $175 million aggregate principal amount outstanding of our 6.75 percent notes due 2021 (the "6.75 Percent Notes") pursuant to a special authorization of the Board of Directors. The redemption resulted in a loss on debt extinguishment of approximately $8 million. The loss on debt extinguishment is included in Interest expense, net in the consolidated statement of operations.

Trends and Uncertainties

 Industry Production Volumes

 The following table reflects estimated on-highway commercial truck production volumes for selected original equipment (OE) markets based on available sources and management's estimates.

	Year Ended September 30,
	2018	2017	2016	2015	2014
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	308	237	253	328	281
North America, Medium-Duty Trucks	264	246	239	235	220
North America, Trailers	313	282	292	303	254
Western Europe, Heavy- and Medium-Duty Trucks	482	471	449	399	395
South America, Heavy- and Medium-Duty Trucks	102	73	61	89	156
India, Heavy- and Medium-Duty Trucks	445	313	339	287	216
North America:
Production volumes in the second half of fiscal year 2018 increased significantly from the production levels experienced in fiscal year 2017. We expect these production levels to continue into the first half of fiscal year 2019, increasing overall production levels year over year.
Western Europe:
During fiscal year 2018, production volumes in Western Europe were relatively consistent with the levels experienced in fiscal year 2017. We expect fiscal year 2019 production volumes to remain relatively consistent with the levels experienced in fiscal year 2018.
South America:
During fiscal year 2018, production volumes in South America increased significantly from the levels experienced in fiscal year 2017. We expect fiscal year 2019 production volumes to increase from the levels experienced in fiscal year 2018.
China:
During fiscal year 2018, production volumes in China increased significantly from the levels experienced in fiscal year 2017 primarily due to improvements in the construction market. We expect fiscal year 2019 production volumes in China to remain relatively consistent with the levels experienced in fiscal year 2018.
India:
During fiscal year 2018, production volumes in India increased significantly from the levels experienced in fiscal year 2017. We expect fiscal year 2019 production volumes in India to increase slightly from the levels experienced in fiscal year 2018.
Industry-Wide Issues
Our business continues to address a number of challenging industry-wide issues, including the following:

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

•	Ability to further implement planned productivity, cost reduction, and other margin improvement initiatives;

•	Ability to successfully execute and implement strategic initiatives;

•	Ability to work with our customers to manage rapidly changing production volumes;

•	Ability to recover, and timing of recovery of, steel price and other cost increases from our customers;

•	Any unplanned extended shutdowns or production interruptions by us, our customers or our suppliers;

•	A significant deterioration or slowdown in economic activity in the key markets in which we operate;

•	Competitively driven price reductions to our customers;

•	Potential price increases from our suppliers;

•	Additional restructuring actions and the timing and recognition of restructuring charges, including any actions associated with prolonged softness in markets in which we operate;

•	Higher-than-planned warranty expenses, including the outcome of known or potential recall campaigns;

•
Uncertainties of asbestos claim, environmental and other legal proceedings, the long-term solvency of our insurance carriers, and the potential for higher-than-anticipated costs resulting from environmental liabilities, including those related to site remediation;

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
Adjusted income (loss) from continuing operations attributable to the company and adjusted diluted earnings (loss) per share from continuing operations are defined as reported income (loss) from continuing operations and reported diluted earnings (loss) per share from continuing operations before restructuring expenses, asset impairment charges, non-cash tax expense, including the use of deferred tax assets in jurisdictions with net operating loss carry forwards or tax credits, and other special items as determined by management. Adjusted EBITDA is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization, non-controlling interests in consolidated joint ventures, loss on sale of receivables, restructuring expenses, asset impairment charges and other special items as determined by management. Adjusted EBITDA margin is defined as adjusted EBITDA divided by consolidated sales from continuing operations. Segment adjusted EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, noncontrolling interests in consolidated joint ventures, loss on sale of receivables, restructuring expense, asset impairment charges and other special items as determined by management. Segment adjusted EBITDA excludes unallocated legacy and corporate expense (income), net. Segment adjusted EBITDA margin is defined as segment adjusted EBITDA divided by consolidated sales from continuing operations, either in the aggregate or by segment as applicable. Free cash flow is defined as cash flows provided by (used for) operating activities less capital expenditures. Net debt is defined as total debt less cash and cash equivalents.
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
Management uses the aforementioned non-GAAP financial measures for planning and forecasting purposes, and segment adjusted EBITDA is also used as the primary basis for the Chief Operating Decision Maker ("CODM") to evaluate the performance of each of our reportable segments.
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

	Year Ended September 30,
	2018	2017	2016
Income from continuing operations attributable to the company	$120	$325	$577
Restructuring costs	6	6	16
Loss on debt extinguishment	8	36	—
Asset impairment charges, net of noncontrolling interests	3	3	—
Gain on sale of equity investment	—	(243)	—
Non-cash tax expense (1)	36	37	13
U.S. tax reform impacts (2)	89	—	—
Tax valuation allowance reversal, net and other (3)	(7)	(68)	(454)
Income tax expense (benefit) (4)	(10)	74	(1)
Pension settlement loss (5)	6	—	—
Asbestos related items (6)	25	—	—
Adjusted income from continuing operations attributable to the company	$276	$170	$151

Diluted earnings per share from continuing operations	$1.31	$3.60	$6.27
Impact of adjustments on diluted earnings per share	1.72	(1.72)	(4.63)
Adjusted diluted earnings per share from continuing operations	$3.03	$1.88	$1.64

(1) Represents tax expense including the use of deferred tax assets in jurisdictions with net operating loss carry forwards or tax credits.
(2) The year ended September 30, 2018 includes $57 million of non-cash tax expense related to the revaluation of our deferred tax assets and liabilities as a result of the U.S. tax reform and $26 million of non-cash tax expense related to the one-time deemed repatriation of accumulated foreign earnings and $6 million of non-cash tax expense related to other adjustments.
(3) The year ended September 30, 2018 includes a $9 million reversal of a Brazil valuation allowance, partially offset by a $2 million increase in valuation allowances for certain U.S. state jurisdictions. The year ended September 30, 2017 includes non-cash income tax benefit (expense) of $52 million related to the partial reversal of the U.S. valuation allowance, $15 million related to capital losses associated with the sale of an equity investment and $1 million related to other correlated tax relief. The year ended September 30, 2016 includes non-cash income tax benefit (expense) of $438 million related to the partial reversal of the U.S. valuation allowance, ($9) million related to the establishment of a valuation allowance in Brazil and $25 million related to other correlated tax relief.
(4) The year ended September 30, 2018 includes $2 million of income tax benefits related to the loss on debt extinguishment, $6 million of asbestos related items, $1 million restructuring and $1 million of asset impairment. The year ended September 30, 2017 includes $89 million of income tax expense related to the gain on sale of an equity investment, $14 million of income tax benefit related to the loss on debt extinguishment and $1 million of income tax benefits related to other adjustments.
(5) The year ended September 30, 2018 includes $6 million related to the U.K. pension settlement loss.
(6) The year ended September 30, 2018 includes $25 million related to the change in estimate resulting from change in estimated forecast horizon and the 2018 asbestos insurance settlement.
Free cash flow is reconciled to cash flows provided by operating activities below (in millions).

	Year Ended September 30,
	2018	2017	2016
Cash provided by operating activities	$251	$176	$204
Capital expenditures	(104)	(95)	(93)
Free cash flow	$147	$81	$111

Adjusted EBITDA and segment adjusted EBITDA are reconciled to net income attributable to Meritor, Inc. below (in millions).

	Year Ended September 30,
	2018	2017	2016
Net income attributable to Meritor, Inc.	$117	$324	$573
Loss from discontinued operations, net of tax, attributable to Meritor, Inc.	3	1	4
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$120	$325	$577

Interest expense, net	67	119	84
Gain on sale of equity investment	—	(243)	—
Provision (benefit) for income taxes	149	52	(424)
Depreciation and amortization	84	75	67
Restructuring costs	6	6	16
Asbestos related items	25	—	—
Pension settlement loss	6	—	—
Loss on sale of receivables	5	5	5
Asset impairment charges	3	4	—
Noncontrolling interests	9	4	2
Adjusted EBITDA	$474	$347	$327

Adjusted EBITDA margin (1)	11.3%	10.4%	10.2%

Unallocated legacy and corporate expense (income), net (2)	13	3	(4)
Segment adjusted EBITDA	$487	$350	$323

Commercial Truck & Trailer (3)
Segment adjusted EBITDA	$345	$234	$207
Segment adjusted EBITDA margin (4)	10.4%	9.0%	8.4%

Aftermarket & Industrial (3)
Segment adjusted EBITDA	$142	$116	$116
Segment adjusted EBITDA margin(4)	13.9%	12.9%	13.1%
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
(3) Amounts for the years ended September 30, 2017 and 2016 have been recast to reflect reportable segment changes.
(4) Segment adjusted EBITDA margin equals segment adjusted EBITDA divided by consolidated sales from continuing operations, either in the aggregate or by segment as applicable.

Net debt is reconciled to total debt below (dollars in millions).

	September 30,
	2018	2017
Short-term debt (1)	$94	$288
Long-term debt	730	750
Total debt	824	1,038
Less: Cash and cash equivalents	(115)	(88)
Net debt	$709	$950
(1) In the first quarter of fiscal year 2018, we redeemed the remaining $175 million aggregate principal amount outstanding of the 6.75 Percent Notes. In the second quarter of fiscal year 2018, the 4.0 percent convertible notes due 2027 were classified as short-term as the securities are redeemable at the option of the holder as of February 15, 2019.

	September 30,
	2018	2017
Adjusted EBITDA	$474	$347

Net debt over adjusted EBITDA	1.5	2.7

Non-Consolidated Joint Ventures

At September 30, 2018, our continuing operations included investments in joint ventures that are not majority owned or controlled and are accounted for under the equity method of accounting. Our investments in non-consolidated joint ventures totaled $102 million at September 30, 2018 and $101 million at September 30, 2017.

These strategic alliances provide for sales, product design, development and/or manufacturing in certain product and geographic areas. Aggregate sales of our non-consolidated joint ventures were $1,101 million, $1,156 million and $1,101 million in fiscal years 2018, 2017 and 2016, respectively.

Our equity in the earnings of affiliates was $27 million, $48 million and $36 million in fiscal years 2018, 2017 and 2016, respectively. The decrease in equity in earnings of affiliates for fiscal year 2018 compared to fiscal year 2017 was primarily attributable to Meritor WABCO earnings that were included in fiscal year 2017 results but not in fiscal year 2018. Our equity in the earnings of Meritor WABCO was $27 million and $26 million in fiscal years 2017 and 2016, respectively. We received cash dividends from our affiliates of $17 million, $44 million and $37 million in fiscal years 2018, 2017 and 2016, respectively. We received cash dividends from Meritor WABCO of $36 million in fiscal year 2017, which includes a $8 million final partnership distribution received immediately prior to closing of the sale transaction on October 1, 2017, and $33 million in fiscal year 2016.

For more information about our non-consolidated joint ventures, see Note 14 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Results of Operations

Fiscal Year 2018 Compared to Fiscal Year 2017

Sales

The following table reflects total company and business segment sales for fiscal years 2018 and 2017 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

					Dollar Change Due To
	2018	2017 (1)	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck & Trailer
North America	$1,696	$1,292	$404	31%	$—	$404
Europe	715	607	108	18%	42	66
South America	224	168	56	33%	(18)	74
China	196	127	69	54%	9	60
India	231	184	47	26%	(3)	50
Other	109	89	20	22%	—	20
Total External Sales	$3,171	$2,467	$704	29%	$30	$674
Intersegment Sales	154	139	15	11%	7	8
Total Sales	$3,325	$2,606	$719	28%	$37	$682

Aftermarket & Industrial
North America	$886	$772	$114	15%	$2	$112
Europe	121	108	13	12%	8	5
Total External Sales	$1,007	$880	$127	14%	$10	$117
Intersegment Sales	17	20	(3)	(15)%	9	(12)
Total Sales	$1,024	$900	$124	14%	$19	$105

Total External Sales	$4,178	$3,347	$831	25%	$40	$791

(1)Amounts for the year ended September 30, 2017 have been recast to reflect reportable segment changes.
Commercial Truck & Trailer sales were $3,325 million in fiscal year 2018, up 28 percent from fiscal year 2017. The increase in sales was driven primarily by higher production in all of our major markets, as well as market share increases and new business wins.

Aftermarket & Industrial sales were $1,024 million in fiscal year 2018, up 14 percent from fiscal year 2017. The increase in sales was driven primarily by higher volumes in our Industrial business and revenue from the Fabco business we acquired in the fourth quarter of fiscal year 2017.

Cost of Sales and Gross Profit

Cost of sales primarily represents material, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for fiscal year 2018 was $3,524 million compared to $2,863 million in the prior year, representing a 23 percent increase, primarily driven by increased sales revenue. Total cost of sales was approximately 84.3 percent of sales for fiscal year 2018 compared to approximately 85.5 percent for the prior fiscal year.

The following table summarizes significant factors contributing to the changes in costs of sales during fiscal year 2018 compared to the prior fiscal year (in millions):

Cost of Sales
Fiscal year ended September 30, 2017	$2,863
Volumes, mix and other, net	641
Foreign exchange	20
Fiscal year ended September 30, 2018	$3,524

Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Higher material costs	$569
Higher labor and overhead costs	118
Other, net	(26)
Total change in costs of sales	$661
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs increased by $569 million compared to the prior fiscal year primarily due to higher volumes.

Labor and overhead costs increased by $118 million compared to the prior fiscal year primarily due to higher volumes.

Other, net decreased by $26 million compared to the prior fiscal year primarily due to lower retiree medical expense.

Gross margin for fiscal year 2018 was $654 million compared to $484 million in fiscal year 2017. Gross margin, as a percentage of sales, was 15.7 percent and 14.5 percent for fiscal years 2018 and 2017, respectively. Gross margin as a percentage of sales increased due primarily to conversion on higher sales and lower pension and retiree medical expense.

Other Income Statement Items

Selling, general and administrative expenses ("SG&A") for fiscal years 2018 and 2017 are summarized as follows (dollars in millions):

	2018		2017		Increase (Decrease)
	Amount	% of sales	Amount	% of sales
SG&A
Loss on sale of receivables	$(5)	(0.1)%	$(5)	(0.2)%	$—	(0.1	) pts
Short- and long-term variable compensation	(60)	(1.4)%	(51)	(1.5)%	$9	(0.1	) pts
Asbestos-related liability remeasurement	(79)	(1.9)%	(4)	(0.1)%	$75	1.8	pts
Asbestos-related expense, net of asbestos related insurance recoveries	52	1.2%	(10)	(0.3)%	$(62)	(1.5	) pts
2017 Legal settlement charge	—	—%	(10)	(0.3)%	$(10)	(0.3	) pts
All other SG&A	(225)	(5.4)%	(184)	(5.5)%	$41	(0.1	) pts
Total SG&A	$(317)	(7.6)%	$(264)	(7.9)%	$53	(0.3	) pts

Asbestos-related liability remeasurement
In fiscal year 2018, we recorded a $79 million charge related to the change in estimate resulting from the change in estimated forecast horizon for estimating pending and future asbestos claims (refer to Note 24 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

Asbestos-related expense, net of asbestos related insurance recoveries
In the fourth quarter of fiscal 2018, we entered into a settlement agreement with an insurer associated with Rockwell International Corporation ("Rockwell") asbestos liabilities to resolve disputed coverage resulting from asbestos claims. As a result, we recognized $31 million in probable recoveries of defense and indemnity costs related to that settlement agreement and from the change in estimate to the estimated forecast horizon (refer to Note 24 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). For the full fiscal year 2018, because we changed our estimated forecast horizon, we recognized an additional $32 million related to previous settlements with other insurance companies for probable recoveries of defense and indemnity costs associated with asbestos liabilities resulting from the change in estimate to the estimated forecast horizon (refer to Note 24 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). We recognized $13 million related to previous cash settlements with insurance companies for recoveries of defense and indemnity costs associated with asbestos liabilities in fiscal years 2017.

Litigation Settlements
We recognized a $10 million charge for a legal settlement related to a dispute with a joint venture in the second quarter of fiscal year 2017 (refer to Note 24 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

All other SG&A
All other SG&A, which represents normal selling, general and administrative expense, increased to support new programs and growth initiatives, but decreased as a percentage of sales.

Restructuring costs were $6 million in fiscal years 2018 and 2017. In fiscal years 2018 and 2017, these costs primarily related to employee severance costs recognized by our Aftermarket & Industrial segment.

Other operating expense, net was $14 million in fiscal year 2018, compared to $7 million in fiscal year 2017. In fiscal year 2018, these costs primarily related to environmental remediation. In fiscal year 2017, $4 million related to impairment charges and $3 million related to environmental remediation costs. Of the $4 million of impairment charges, $3 million was the result of the carrying value of a business, classified as held for sale, exceeding its fair value less costs to sell in fiscal year 2017.

Operating income for fiscal year 2018 was $317 million, compared to $207 million in fiscal year 2017. Key items affecting income are discussed above.

Gain on sale of equity investment of $243 million was recognized in fiscal year 2017 associated with the sale of our 50 percent ownership interest in Meritor WABCO in the fourth quarter of fiscal year 2017.

Equity in earnings of affiliates was $27 million in fiscal year 2018, compared to $48 million in the prior year. The decrease in equity in earnings of affiliates was primarily driven by Meritor WABCO earnings that were included in fiscal year 2017 results but not in fiscal year 2018. This decrease was partially offset by improved earnings in our remaining joint ventures.

Interest expense, net was $67 million in fiscal year 2018, compared to $119 million in fiscal year 2017. In fiscal year 2018, we recognized an approximately $8 million loss on debt extinguishment, which is included in Interest expense, net, related to the redemption of our 6.75 Percent Notes. The decrease in Interest expense, net was primarily attributable to the decrease in fixed-rate debt as a result of capital markets transactions completed in the fourth quarter of fiscal year 2017 and the first quarter of fiscal year 2018, which lowered our total average debt balance and associated weighted average interest rate, as well as the benefits of cross-currency swaps entered into during the third quarter of fiscal year 2018. In the fourth quarter of fiscal year 2017, we recognized approximately $5 million loss on debt extinguishment, related to the redemption of our 6.75 percent notes due 2021. In addition, we recognized approximately $23 million and $8 million losses on debt extinguishment related to the repurchase of our 7.875 percent convertible senior notes due 2026 and 4.0 percent convertible senior notes due 2027, respectively, in the fourth quarter of fiscal year 2017. The loss on debt extinguishment related to these repurchases is included in Interest expense, net in the consolidated statement of operations.

Provision for income taxes was $149 million in fiscal year 2018 compared to $52 million in fiscal year 2017. The year-over-year increase in tax expense was primarily driven by $57 million of non-cash tax expense related to the revaluation of our deferred tax assets and liabilities as a result of the U.S. tax reform and $26 million of non-cash tax expense related to the one-time deemed repatriation of accumulated foreign earnings, which has no cash impact due to the use of foreign tax credits. Also, a tax planning strategy was implemented that resulted in a $4 million tax benefit from the reversal of a tax valuation allowance in Sweden.

Income from continuing operations (before noncontrolling interests) for fiscal year 2018 was $129 million compared to $329 million in fiscal year 2017. The reasons for the decrease are discussed above.

Loss from discontinued operations, net of tax for fiscal year 2018 was $3 million compared to $1 million in the prior year. The increase was primarily attributable to changes in estimates related to legal costs incurred in connection with a previously divested business.

Net income attributable to noncontrolling interests was $9 million in fiscal year 2018 compared to $4 million in fiscal year 2017. Noncontrolling interests represent our minority partners’ share of income or loss associated with our less than 100 percent-owned consolidated subsidiaries. The increase was primarily attributable to higher production in these subsidiaries' respective markets.

Net Income attributable to Meritor, Inc. was $117 million for fiscal year 2018 compared to $324 million for fiscal year 2017. Various factors affecting the decrease in net income were previously discussed.

Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins

The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for fiscal years 2018 and 2017 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA Margins
	2018	2017 (1)	Change	2018	2017 (1)	Change
Commercial Truck & Trailer	$345	$234	$111	10.4%	9.0%	1.4
Aftermarket & Industrial	142	116	26	13.9%	12.9%	1.0
Segment adjusted EBITDA	$487	$350	$137	11.7%	10.5%	1.2
(1)Amounts for the year ended September 30, 2017 have been recast to reflect reportable segment changes.

Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck & Trailer	Aftermarket & Industrial	TOTAL
Segment adjusted EBITDA–Year ended September 30, 2017 (1)	$234	$116	$350
Lower earnings from sale of interest in Meritor WABCO joint venture	(27)	—	(27)
Higher earnings from unconsolidated affiliates	6	—	6
Higher short- and long-term variable compensation	(9)	(3)	(12)
2017 litigation settlements	10	—	10
Lower pension and retiree medical expense, net	13	29	42
Volume, mix, performance and other	118	—	118
Segment adjusted EBITDA – Year ended September 30, 2018	$345	$142	$487
(1)Amounts for the year ended September 30, 2017 have been recast to reflect reportable segment changes.

Commercial Truck & Trailer Segment adjusted EBITDA was $345 million in fiscal year 2018, compared to $234 million in the prior fiscal year. Segment adjusted EBITDA margin increased to 10.4 percent in fiscal year 2018 compared to 9.0 percent in the prior fiscal year. The increases in segment adjusted EBITDA and segment adjusted EBITDA margin were driven primarily by conversion on higher revenue, the favorable impact of changes to retiree medical benefits and a one-time legal charge related to a dispute with a joint venture in the prior year that did not repeat, partially offset by lower affiliate earnings arising from the sale of our interest in the Meritor WABCO joint venture in the previous year and higher variable compensation.

Aftermarket & Industrial Segment adjusted EBITDA was $142 million in fiscal year 2018, compared to $116 in the prior fiscal year. Segment adjusted EBITDA margin increased to 13.9 percent in fiscal year 2018 compared to 12.9 percent in fiscal year 2017. The increases in both segment adjusted EBITDA and segment adjusted EBITDA margin were driven by the favorable impact of changes to retiree medical benefits and conversion on higher sales, partially offset by higher material and freight costs, primarily in our aftermarket business.

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

					Dollar Change Due To
	2017 (1)	2016 (1)	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck & Trailer
North America	$1,292	$1,321	$(29)	(2)%	$—	$(29)
Europe	607	559	48	9%	(7)	55
South America	168	130	38	29%	17	21
China	127	84	43	51%	(5)	48
India	184	152	32	21%	3	29
Other	89	86	3	3%	2	1
Total External Sales	$2,467	$2,332	$135	6%	$10	$125
Intersegment Sales	139	133	6	5%	(3)	9
Total Sales	$2,606	$2,465	$141	6%	$7	$134

Aftermarket & Industrial
North America	$772	$753	$19	3%	$(1)	$20
Europe	108	114	(6)	(5)%	—	(6)
Total External Sales	$880	$867	$13	1%	$(1)	$14
Intersegment Sales	20	19	1	5%	—	1
Total Sales	$900	$886	$14	2%	$(1)	$15

Total External Sales	$3,347	$3,199	$148	5%	$9	$139
(1)Amounts for the years ended September 30, 2017 and September 30, 2016 have been recast to reflect reportable segment changes.
Commercial Truck & Trailer sales were $2,606 million in fiscal year 2017, up 6 percent from fiscal year 2016. The increase in sales was driven by increased production in Europe, South America and China and by new business wins. The increase more than offset lower class 8 truck production in North America and India and our trailer business.

Aftermarket & Industrial sales were $900 million in fiscal year 2017, up 2 percent from fiscal year 2016. The increase in sales was primarily driven by higher sales in our Industrial business.

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
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs increased by $73 million for fiscal year 2017 compared to the prior fiscal year primarily due to higher volumes and higher steel prices, partially offset by material performance programs.

Labor and overhead costs increased by $41 million for fiscal year 2017 compared to the prior fiscal year primarily due to higher sales revenue, partially offset by savings associated with labor and burden cost reduction programs.

Other, net decreased by $14 million for fiscal year 2017 compared to the prior fiscal year. The decrease was primarily driven by hedge impacts and net foreign currency transaction gains.

Gross margin for fiscal year 2017 was $484 million compared to $436 million in fiscal year 2016. Gross margin, as a percentage of sales, was 14.5 percent and 13.6 percent for fiscal years 2017 and 2016, respectively. Gross margin as a percentage of sales increased due to the impacts of higher sales and continued material, labor and burden performance programs.

Other Income Statement Items

SG&A for fiscal years 2017 and 2016 are summarized as follows (dollars in millions):

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

Asbestos-related expense, net of asbestos related insurance recoveries
We recognized $13 million and $27 million related to previous cash settlements with insurance companies for recoveries of defense and indemnity costs associated with asbestos liabilities in fiscal years 2017 and 2016, respectively (refer to Note 24 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). In the fourth quarter of 2016, we recognized $12 million to reflect expected reimbursement of future defense and indemnity payments under a coverage-in-place arrangement with an insurer associated with Rockwell International Corporation ("Rockwell") asbestos liabilities (refer to Note 24 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data)..

Litigation Settlements
We recognized a $10 million charge for a legal settlement related to a dispute with a joint venture in the second quarter of fiscal year 2017 (refer to Note 24 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). In fiscal year 2016, we recognized approximately $6 million related to a favorable supplier litigation settlement (refer to Note 24 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

Short- and long-term variable compensation
The increase in SG&A was also attributable to higher variable compensation recognized in fiscal year 2017, which is based on full-year company performance.

All other SG&A
All other SG&A, which represents normal selling, general and administrative expense decreased as a percentage of sales.

Restructuring costs were $6 million in fiscal year 2017, compared to $16 million in fiscal year 2016. In fiscal year 2017, these costs primarily related to employee severance costs recognized by our Aftermarket & Industrial segment. In fiscal year 2016, $6 million of restructuring costs were recognized by our Commercial Truck & Trailer segment, $8 million by our Aftermarket & Industrial segment and $2 million by our corporate locations, primarily related to employee severance.

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

Gain on sale of equity investment of $243 million was recognized in fiscal year 2017 associated with the sale of our 50 percent ownership interest in Meritor WABCO in the fourth quarter of fiscal year 2017.

Equity in earnings of affiliates was $48 million in fiscal year 2017, compared to $36 million in the prior year. The increase was primarily attributable to improved profitability of our joint venture in Mexico and improved markets is South America. Our equity in earnings of Meritor WABCO was $27 million in fiscal year 2017, compared to $26 million in fiscal year 2016.

Interest expense, net was $119 million in fiscal year 2017, compared to $84 million in fiscal year 2016. In the fourth quarter of fiscal year 2017, we recognized approximately $5 million loss on debt extinguishment, which is included in Interest expense, net, related to the redemption of our 6.75 percent notes due 2021. In addition, we recognized an approximately $23 million and $8 million loss on debt extinguishment, related to the repurchase of our 7.875 percent convertible senior notes due 2026 and 4.0 percent convertible senior notes due 2027, respectively, in the fourth quarter of fiscal year 2017. The loss on debt extinguishment related to these repurchases is included in Interest expense, net in the consolidated statement of operations.

Provision for income taxes was $52 million in fiscal year 2017 compared to benefit for income taxes of $424 million in fiscal year 2016. The year-over-year increase in tax expense was primarily driven by a reversal of a portion of our valuation allowance in the U.S. resulting in a non-cash income tax benefit of $438 million in the prior year and $89 million of tax expense related to the sale of Meritor WABCO's interest in fiscal year 2017.

Income from continuing operations (before noncontrolling interests) for fiscal year 2017 was $329 million compared to $579 million in fiscal year 2016. The reasons for the decrease are discussed above.

Loss from discontinued operations, net of tax for fiscal year 2017 was $1 million compared to $4 million in the prior year. In fiscal year 2016, loss from discontinued operations, net of tax, was primarily attributable to changes in estimates related to legal costs incurred in connection with previously divested businesses.

Net income attributable to noncontrolling interests was $4 million in fiscal year 2017 compared to $2 million in fiscal year 2016. Noncontrolling interests represent our minority partners’ share of income or loss associated with our less than 100 percent-owned consolidated subsidiaries. The increase was primarily attributable to higher production in these subsidiaries' respective markets.

Net Income attributable to Meritor, Inc. was $324 million for fiscal year 2017 compared to $573 million for fiscal year 2016.Various factors affecting the decrease in net income were previously discussed.

Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins

The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for fiscal years 2017 and 2016 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA Margins
	2017 (1)	2016 (1)	Change	2017 (1)	2016 (1)	Change
Commercial Truck & Trailer	$234	$207	$27	9.0%	8.4%	0.6	pts
Aftermarket & Industrial	116	116	—	12.9%	13.1%	(0.2	) pts
Segment adjusted EBITDA	$350	$323	$27	10.5%	10.1%	0.4	pts
(1)Amounts for the years ended September 30, 2017 and September 30, 2016 have been recast to reflect reportable segment changes.
Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck & Trailer	Aftermarket & Industrial	TOTAL
Segment adjusted EBITDA–Year ended September 30, 2016 (1)	$207	$116	$323
Higher earnings from unconsolidated affiliates	12	—	12
Impact of foreign currency exchange rates	11	1	12
Higher short- and long-term variable compensation	(16)	(5)	(21)
Litigation settlements	(16)	—	(16)
Lower pension and retiree medical expense, net	8	3	11
Allocated asbestos-related expense, net of allocated asbestos-related insurance recoveries	(2)	(1)	(3)
Volume, mix, performance and other	30	2	32
Segment adjusted EBITDA – Year ended September 30, 2017 (1)	$234	$116	$350
(1)Amounts for the years ended September 30, 2017 and September 30, 2016 have been recast to reflect reportable segment changes.
Commercial Truck & Trailer Segment adjusted EBITDA was $234 million in fiscal year 2017, compared to $207 million in the prior fiscal year. Segment adjusted EBITDA margin increased to 9.0 percent in fiscal year 2017 compared to 8.4 percent in the prior fiscal year. The increase in segment adjusted EBITDA and segment adjusted EBITDA margin was primarily driven by increased sales revenue and strong material, labor and burden performance, which more than offset the net impact of higher steel costs and higher allocated variable compensation accruals.

Aftermarket & Industrial Segment adjusted EBITDA was $116 million in fiscal years 2017 and 2016. Segment adjusted EBITDA margin decreased to 12.9 percent in fiscal year 2017 compared to 13.1 percent in fiscal year 2016. The decrease in segment adjusted EBITDA margin was primarily driven by higher allocated variable compensation accruals partially offset by the favorable impact of changes to retiree medical benefits.

Cash Flows (in millions)

	Year Ended September 30,
	2018	2017	2016
OPERATING CASH FLOWS
Income from continuing operations	$129	$329	$579
Depreciation and amortization	84	75	67
Loss on debt extinguishment	8	36	—
Deferred income tax expense (benefit)	74	38	(415)
Pension and retiree medical expense (benefit)	(31)	11	20
Pension settlement loss	6	—	—
Gain on sale of equity investment	—	(243)	—
Gain on sale of property	—	—	(2)
Goodwill and asset impairment charges	3	4	—
Equity in earnings of affiliates	(27)	(48)	(36)
Restructuring costs	6	6	16
Dividends received from equity method investments	17	44	37
Pension and retiree medical contributions	(21)	(38)	(42)
Restructuring payments	(8)	(15)	(11)
Decrease (increase) in working capital	(113)	(70)	28
Changes in off-balance sheet accounts receivable securitization and factoring	11	26	(31)
Other, net	114	24	(1)
Cash flows provided by continuing operations	252	179	209
Cash flows used for discontinued operations	(1)	(3)	(5)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$251	$176	$204

Cash provided by operating activities for fiscal year 2018 was $251 million compared to $176 million in fiscal year 2017 and $204 million in fiscal year 2016. The increase in cash flows provided by operating activities in fiscal year 2018 was primarily driven by conversion on higher sales year over year. The decrease in cash flows provided by operating activities in fiscal year 2017, compared to fiscal year 2016 was due in part to $52 million received related to insurance settlements for recoveries for defense and indemnity costs associated with asbestos liabilities in fiscal year 2016, which did not recur in fiscal year 2017 (see Note 24 of the Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

	Year Ended September 30,
	2018	2017	2016
INVESTING CASH FLOWS
Capital expenditures	$(104)	$(95)	$(93)
Proceeds from prior year sale of equity method investment	250	—	—
Cash paid for acquisition of AA Gear & Manufacturing, Inc.	(35)	—	—
Cash paid for investment in Transportation Power, Inc.	(6)	—	—
Proceeds from sale of a business	4	—	—
Proceeds from sale of assets	2	—	—
Cash paid for acquisition of Fabco	—	(34)	—
Other investing activities	—	—	3
Net investing cash flows provided by discontinued operations	—	2	4
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	$111	$(127)	$(86)

Cash provided by investing activities was $111 million in fiscal year 2018, compared to cash used for investing activities of $127 million in fiscal year 2017 and $86 million in fiscal year 2016. The increase in cash provided by investing activities was driven by $250 million of proceeds received in the first quarter of fiscal year 2018 from the sale of our interest in Meritor WABCO in the fourth quarter of fiscal year 2017, partially offset by cash used for the acquisition of substantially all of the assets of AAG. The increase in cash used for investing activities in fiscal year 2017, compared to fiscal year 2016 is due largely to the acquisition of the product portfolio and related technologies of Fabco. Further, capital expenditures continue to increase as we invest in new product development to support our revenue growth and operational performance initiatives. Capital expenditures were $104 million in fiscal year 2018 compared to $95 million in fiscal year 2017 and $93 million in fiscal year 2016.

Net investing cash flows provided by discontinued operations in fiscal year 2016 include $3 million for receipt of the final and fourth installments on the note receivable that was issued at the time of the sale of our Body Systems business.

	Year September 30,
	2018	2017	2016
FINANCING CASH FLOWS
Repayment of notes and term loan	$—	$(408)	$(55)
Borrowings and Securitization	(43)	89	—
Proceeds from debt issuance	—	325	—
Redemption of notes	(181)	(103)	—
Debt issuance costs	—	(12)	—
Other financing activities	(5)	(13)	(16)
Net change in debt	(229)	(122)	(71)
Repurchase of common stock	(100)	—	(81)
CASH USED FOR FINANCING ACTIVITIES	$(329)	$(122)	$(152)
Cash used for financing activities was $329 million in fiscal year 2018 compared to $122 million in fiscal year 2017 and $152 million in fiscal year 2016. The increase in cash used for financing activities in fiscal year 2018 compared to fiscal year 2017 was primarily related to proceeds from the issuance of the $325 million principal amount of our 3.25 percent convertible senior notes due 2037 in the prior year that did not repeat in the current year and the redemption of the 6.75 Percent Notes in the first quarter of fiscal year 2018. We paid $185 million to redeem $175 million principal amount of our 6.75 Percent Notes (see Note 17 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). The increase in cash used for financing activities was also driven by the repurchase of 4.5 million shares of our common stock for $100 million (including commission costs) pursuant to the July 2016 equity repurchase authorization (see Note 19 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data) and a reduction in outstanding borrowings against our securitization facility in the current year.
The decrease in cash used for financing activities in fiscal year 2017 compared to fiscal year 2016 was driven by differences in financing activity each year. In fiscal year 2017, cash was provided by financing activities through the issuance of $325 million principal amount of our 3.25 percent convertible senior notes due 2037 and outstanding borrowings against our securitization facility of $89 million. The net proceeds from the offering of the 3.25 percent convertible senior notes due 2037 were used, together with cash on hand, to repurchase portions of our outstanding 7.875 percent convertible senior notes due 2026 and our 4.0 percent convertible senior notes due 2027. In fiscal year 2017, we spent approximately $272 million on the repurchase of $117 million principal amount of our 7.875 percent convertible senior notes due 2026 (see Note 17 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data) and approximately $139 million on the repurchase of $119 million principal amount of our 4.0 percent convertible senior notes due 2027 (see Note 17 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). In addition, we spent approximately $105 million on the redemption of $100 million principal amount of our 6.75 percent notes due 2021 in fiscal year 2017.
In fiscal year 2016, cash used for financing activities was primarily related to the repurchase of all of the $55 million of outstanding principal amount 4.625 percent convertible senior notes due 2026 at 100 percent of the face value of the notes and the repurchase of 8.7 million shares of our common stock for $81 million (including commission costs) (see Note 19 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

Contractual Obligations

As of September 30, 2018, we are contractually obligated to make payments as follows (in millions):

	Total	2019	2020	2021	2022	2023	Thereafter (2)
Total debt (1)	$875	$2	$1	$48	$1	$—	$823
Operating leases	95	17	14	13	13	13	25
Interest payments on long-term debt	372	41	41	41	41	41	167
Total	$1,342	$60	$56	$102	$55	$54	$1,015

(1)	Total debt excludes unamortized discount on convertible notes of $37 million, unamortized issuance costs of $13 million, and original issuance discount of $1 million.

(2)
Includes the 6.25 percent senior notes, which contain a call feature that allows for early redemption and includes the 3.25 percent, 4.0 percent and 7.875 percent convertible senior notes, which contain a put and call feature that allows for earlier redemption beginning in 2025, 2019 and 2020, respectively (refer to Note 17 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

We also sponsor defined benefit pension plans that cover certain of our U.S. employees and certain non-U.S. employees. Our funding practice provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries. Management expects funding for our retirement pension plans of approximately $6 million in fiscal year 2019.

We also sponsor retirement medical plans that cover certain of our U.S. and non-U.S. employees and retirees, including certain employees of divested businesses, and provide for medical payments to eligible employees and dependents upon retirement. Management expects gross retiree medical plan benefit payments of approximately $14 million, $13 million, $12 million, $11 million and $10 million in fiscal years 2019, 2020, 2021, 2022 and 2023, respectively, before consideration of any Part D reimbursement from the U.S. government.

Contractual obligations identified in the table above do not include liabilities associated with uncertain tax positions of $48 million due to the high degree of uncertainty regarding the future cash outflows associated with these amounts. For additional discussion of uncertain tax positions, refer to Note 23 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Liquidity

Our outstanding debt, net of discounts and unamortized debt issuance costs where applicable, is summarized below (in millions). For a detailed discussion of terms and conditions related to this debt, see Note 17 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

	September 30,
	2018	2017
Fixed-rate debt securities	$444	$616
Fixed-rate convertible notes	364	363
Unamortized discount on convertible notes	(37)	(42)
Other borrowings	53	101
Total debt	$824	$1,038
Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs, restructuring and product development programs. We expect fiscal year 2019 capital expenditures to be approximately $115 million.

     We generally fund our operating and capital needs with cash on hand, cash flow from operations, our various accounts receivable securitization and factoring arrangements and availability under our revolving credit facility. Cash in excess of local operating needs is generally used to reduce amounts outstanding, if any, under our revolving credit facility or U.S. accounts receivable securitization program. Our ability to access additional capital in the long term will depend on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. We continuously evaluate our capital structure to ensure the most appropriate and optimal structure and may, from time to time, retire, repurchase, exchange or redeem outstanding indebtedness or common equity, issue new equity or debt securities or enter into new financing arrangements if conditions warrant.
In December 2017, we filed a shelf registration statement with the Securities and Exchange Commission, registering an indeterminate amount of debt and/or equity securities that we may offer in one or more offerings on terms to be determined at the time of sale.
     We believe our current financing arrangements provide us with the financial flexibility required to maintain our operations and fund future growth, including actions required to improve our market share and further diversify our global operations, through the term of our revolving credit facility, which matures in March 2022.
Sources of liquidity as of September 30, 2018, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 9/30/18	Readily Available as of 9/30/18	Current Expiration
On-balance sheet arrangements:
Revolving credit facility (1)	$525	$—	$525	March 2022 (1)
Committed U.S. accounts receivable securitization(2)	100	57	43	December 2021
Total on-balance sheet arrangements	625	57	568
Off-balance sheet arrangements: (2)
Committed Swedish Factoring Facility (3)	$181	$158	$—	March 2020
Committed U.S. Factoring Facility (3)	93	53	—	February 2019
Uncommitted U.K. Factoring Facility	29	9	—	February 2022
Uncommitted Italy Factoring Facility	35	28	—	June 2022
Other uncommitted factoring facilities	29	12	—	None
Letter of credit facility	25	1	24	March 2019
Total off-balance sheet arrangements	392	261	24
Total available sources	$1,017	$318	$592
(1)The availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant.
(2)Availability subject to adequate eligible accounts receivable available for sale.
(3)Actual amounts may exceed bank's commitment at bank's discretion.

Cash and Liquidity Needs – At September 30, 2018, we had $115 million in cash and cash equivalents, of which $24 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. It is our intent to reinvest those cash balances in our foreign operations as we expect to meet our liquidity needs in the U.S. through ongoing cash flows from operations in the U.S., external borrowings or both.

Our availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant, as defined in the agreement, which may limit our borrowings under the agreement as of each quarter end. As long as we are in compliance with those covenants as of the quarter end, we have full availability (up to the amount of collateral under the collateral test) under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At September 30, 2018, we were in compliance with all covenants under our credit agreement.
Equity Repurchase Authorization- On July 21, 2016, our Board of Directors authorized the repurchase of up to $100 million of our common stock from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and our debt covenants. During the second quarter of fiscal year 2018, we repurchased 1.4 million shares of our common stock for $33 million (including commission costs) pursuant to this authorization. During the third quarter of fiscal year 2018, we repurchased 1.4 million shares of our common stock for $30 million (including commission costs) pursuant to this authorization. During the fourth quarter of fiscal year 2018, we repurchased 1.7 million shares of our common stock for $37 million (including commission costs) pursuant to this authorization. The repurchases under this authorization were complete as of September 30, 2018.

On November 2, 2018, our Board of Directors authorized the repurchase of up to $200 million of our common stock from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and our debt covenants. This authorization supersedes the prior July 2016 equity repurchase authorization.
Debt Repurchase Authorization - On July 21, 2016, our Board of Directors authorized the repurchase of up to $150 million aggregate principal amount of any of our debt securities (including convertible debt securities) from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and our debt covenants. The amount remaining available for repurchases under this authorization was $50 million as of September 30, 2018.

On November 2, 2018, our Board of Directors authorized the repurchase of up to $100 million aggregate principal amount of any of our debt securities (including convertible debt securities) from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and our debt covenants. This authorization supersedes the prior July 2016 debt repurchase authorization.
Redemption of 6.75 Percent Notes - On September 28, 2017, we redeemed $100 million of the outstanding $275 million aggregate principal amount of our 6.75 Percent Notes at a price of $1,033.75 per $1,000 of principal amount, plus accrued and unpaid interest. As a result, a loss on debt extinguishment of $5 million was recorded in the consolidated statement of operations within Interest expense, net during fiscal year 2017. The redemption was made pursuant to the July 2016 debt repurchase authorization (see Note 19 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplemental Data).
On November 2, 2017, we redeemed the remaining 175 million aggregate principal amount outstanding of the 6.75 Percent Notes at a price of $1,033.75 per $1,000 of principal amount, plus accrued and unpaid interest. As a result, a loss on debt extinguishment of $8 million was recorded in the consolidated statement of operations within Interest expense, net. The redemption was made pursuant to a special authorization from the Board of Directors in connection with the sale of Meritor WABCO.
Revolving Credit Facility - On March 31, 2017, we amended and restated our revolving credit facility. Pursuant to the revolving credit agreement, as amended, we have a $525 million revolving credit facility that matures in March 2022. Additionally, $4 million was capitalized as deferred issuance costs and will be amortized over the term of the agreement.
The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement. At September 30, 2018, we were in compliance with all covenants under the revolving credit facility with a ratio of approximately 0.23x for the priority debt-to-EBITDA ratio covenant.
The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At September 30, 2018, the revolving credit facility was collateralized by approximately $875 million of our assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and our investment in all or a portion of certain of our wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating. At September 30, 2018, the margin over LIBOR was 275 basis points, and the commitment fee was 37.5 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 175 basis points.
Certain of our subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under our indentures (see Note 28 of the Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplemental Data).

No borrowings were outstanding under the revolving credit facility as of September 30, 2018 and September 30, 2017. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. As of September 30, 2018 and September 30, 2017, there were no letters of credit outstanding under the revolving credit facility.
U.S. Securitization Program – As of September 30, 2018, the U.S. accounts receivable securitization facility size was $100 million. On October 4, 2018, we entered into an amendment that increased the size of the facility to $110 million and extended its expiration date to December 2021. The maximum permitted priority debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents party to the agreement from time to time (participating lenders). Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. As of September 30, 2018, $46 million was outstanding under this program, and $11 million was outstanding under related letters of credit. As of September 30, 2017, $89 million was outstanding under this program, and no amounts were outstanding under related letters of credit. This securitization program contains a cross default to our revolving credit facility. As of September 30, 2018, we were in compliance with all covenants under our credit agreement (see Note 17 of the Notes to the Consolidated Financial Statements). At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash received from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal year ends.
Capital Leases – In March 2012, we entered into a master lease agreement with Wells Fargo Equipment Finance under which we can enter into lease arrangements for equipment. Each lease term is for 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. We had $1 million and $3 million outstanding under this capital lease arrangement as of September 30, 2018 and 2017, respectively. In addition, we had another $6 million and $10 million outstanding through other capital lease arrangements as of September 30, 2018 and 2017, respectively.
Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under our revolving credit facility if the defaulted amount exceeds $35 million per bank. As of September 30, 2018 and 2017, we had $22 million and $24 million, respectively, outstanding under this program at more than one bank.
     Credit Ratings –At November 14, 2018, our Standard & Poor’s corporate credit rating and senior unsecured credit rating were BB and BB-, respectively, and our Moody’s Investors Service corporate credit rating and senior unsecured credit rating are Ba3 and B1, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.

Off-Balance Sheet Arrangements

Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at September 30, 2018 of $260 million, of which $211 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $49 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.
The Swedish facility is backed by 364-day liquidity commitment from Nordea Bank, which was renewed through February 12, 2019. Commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in case of the U.K. and Italy commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).

Letter of Credit Facilities – On February 21, 2014, we amended and restated our letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, which expires in March 2019, we have the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $25 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. As of September 30, 2018 and 2017, we had $1 million and $18 million, respectively, of letters of credit outstanding under this facility. In addition, we had another $8 million and $5 million of letters of credit outstanding through other letter of credit facilities as of September 30, 2018 and 2017, respectively.

Contingencies

Contingencies related to environmental, asbestos and other matters are discussed in Note 24 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Critical Accounting Policies

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations. These policies require management’s most difficult, subjective or complex judgments in the preparation of the financial statements and accompanying notes. Management makes estimates and assumptions about the effect of matters that are inherently uncertain, relating to the reporting of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Our most critical accounting policies are discussed below.

Pensions — Our defined benefit pension plans and retirement medical plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including the mortality of participants. Our pension obligations are determined annually and were measured as of September 30, 2018 and 2017.

The mortality assumptions for participants in our U.S. plans incorporates future mortality improvements from tables published by the Society of Actuaries ("SOA"). We periodically review the mortality experience of our U.S. plans’ participants against these assumptions. In October 2014, the SOA issued new mortality and mortality improvement tables that raised the life expectancies. We reviewed the new SOA mortality and mortality improvement tables and utilized our actuary to conduct a study based on our plan participants. We have determined that the best representation of our plans' mortality is to utilize the new SOA mortality and mortality improvement tables as the reference table for credibility-weighted mortality rates, blended with our specific mortality based on the study conducted by our actuary. We incorporated the updated tables into our 2015 year-end measurement of the plans’ benefit obligations. As a result of this change in actuarial assumption, our U.S. pension obligations increased by $24 million and our U.S. OPEB obligations decreased by $18 million in fiscal year 2015. We consider improvement scales released annually by the SOA. In fiscal year 2018, we adopted a modified MP-2017 scale. Adopting the modified MP-2017 scale did not have a material effect on our pension and retirement medical obligations.

The U.S. plans include a qualified and non-qualified pension plan. In fiscal years 2018 and 2017, the only significant non-U.S. plan is located in the U.K. The following are the significant assumptions used in the measurement of the projected benefit obligation ("PBO") and net periodic pension expense:

	2018		2017
	U.S.	U.K.	U.S.			U.K.
Assumptions as of September 30:
Discount rate	4.30%	2.90%	3.70%	—	3.75%	2.80%
Assumed return on plan assets (beginning of the year)(1)	7.75%	6.00%	7.75%			6.00%

(1)	The assumed return on plan assets for fiscal year 2019 is 7.75 percent for the U.S. plan and 6.00 percent for the U.K. plan.

The discount rate is used to calculate the present value of the PBO at the balance sheet date and net periodic pension expense for the subsequent fiscal year. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments. Generally we use a portfolio of long-term corporate AA/Aa bonds that match the duration of the expected benefit payments, except for our U.K. pension plan which uses an annualized yield curve to establish the discount rate for this assumption.

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

These assumptions reflect our historical experience and our best judgments regarding future expectations. The effects of the indicated increase and decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the plans in 2018, are shown below (in millions):

	Effect on All Plans – September 30, 2018
	Percentage Point Change	Increase (Decrease) in PBO	Increase (Decrease) in Pension Expense
Assumption:
Discount rate	-0.5 pts	$104	$1
	+0.5 pts	(93)	(1)
Assumed return on plan assets	-1.0 pts	N/A (1)	14
	+1.0 pts	N/A (1)	(14)

(1) Not Applicable

Accounting guidance applicable to pensions does not require immediate recognition of the effects of a deviation between actual and assumed experience and the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss in the footnotes. Based on the September 30, 2018 and 2017 measurement dates, we had an unrecognized loss of $699 million and $742 million, respectively. A portion of this loss is amortized into earnings each fiscal year. Unrecognized losses for the U.S. and U.K. plans are being amortized into net periodic pension expense over the average life expectancy of the inactive participants of approximately 17 years and 26 years, respectively.

In recognition of the long-term nature of the liabilities of the pension plans, we have targeted an asset allocation strategy designed to promote asset growth while maintaining an acceptable level of risk over the long term. Asset-liability studies are performed periodically to validate the continued appropriateness of these asset allocation targets. The asset allocation ranges for the U.S. plan are 20–50 percent equity investments, 30–60 percent fixed income investments and 10–25 percent alternative investments. Alternative investments include private equity, real estate, hedge funds and partnership interests. The target asset allocation ranges for the non-U.S. plans are 15–35 percent equity investments, 30–60 percent fixed income investments, 0–10 percent real estate and 10–30 percent alternative investments. The asset class mix and the percentage of securities in any asset class or market may vary as the risk/return characteristics of either individual market or asset classes vary over time.

The investment strategies for the pension plans are designed to achieve an appropriate diversification of investments as well as safety and security of the principal invested. Assets invested are allocated to certain global sub-asset categories within prescribed ranges in order to promote international diversification across security type, issuer type, investment style, industry group, and economic sector. Assets of the plans are both actively and passively managed. Policy limits are placed on the percentage of plan assets that can be invested in a security of any single issuer and minimum credit quality standards are established for debt securities. Meritor securities did not comprise any of the value of our worldwide pension assets as of September 30, 2018.

Based on current assumptions, the fiscal year 2019 net pension income is estimated to be $21 million.

Retiree Medical — We have retirement medical plans that cover certain of our U.S. and non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement. Our retiree medical obligations were measured as of September 30, 2018 and September 30, 2017.

The following are the significant assumptions used in the measurement of the accumulated postretirement benefit obligation (APBO):

	2018	2017
Assumptions as of September 30:
Discount rate	4.05%	3.32%
Health care cost trend rate	6.18%	6.52%
Ultimate health care trend rate	4.63%	4.65%
Year ultimate rate is reached	2024	2024

The discount rate is the rate used to calculate the present value of the APBO. The rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. We used the corporate AA/Aa bond rate for this assumption.

The health care cost trend rate represents our expected annual rates of change in the cost of health care benefits. Our projection for fiscal year 2019 is 6.18 percent. For measurement purposes, the annual increase in health care costs was assumed to decrease gradually to 4.63 percent by fiscal year 2024 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2018	2017
Effect on total of service and interest cost
1% Increase	$—	$—
1% Decrease	—	—
Effect on APBO
1% Increase	4	5
1% Decrease	(4)	(4)

Based on current assumptions, fiscal year 2019 retiree medical income is estimated to be approximately $16 million.

Product Warranties — Our business segments record estimated product warranty costs at the time of shipment of products to customers. Liabilities for product recall campaigns are recorded at the time our obligation is known and can be reasonably estimated. Product warranties, including recall campaigns, not expected to be paid within one year are recorded as a non-current liability.

Significant factors and information used by management when estimating product warranty liabilities include:

•	Past claims experience;

•	Sales history;

•	Product manufacturing and industry developments; and

•	Recoveries from third parties, where applicable.

Asbestos — Maremont Corporation ("Maremont"), a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of ours, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 1,700 and 2,800 pending asbestos-related claims at September 30, 2018 and 2017, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, the total number of claims filed is not necessarily the most meaningful factor in determining Maremont's asbestos related liability.

Pending and Future Claims: Maremont engaged a third-party advisor with extensive experience in assessing asbestos-related liabilities to conduct a study to estimate its potential undiscounted liability for pending and future asbestos-related claims, as of September 30, 2018. On a continual basis, management monitors the underlying claims data and experience, for the purpose of assessing the appropriateness of the assumptions used to estimate the liability. The increase in the estimated liability from the prior year study at both the low end and high end of the range reflects a change in the forecast horizon utilized to estimate future claims, excluding legal costs and any potential recovery from insurance carriers. Previously, Maremont’s pending and future claims estimates were based on a ten-year forecast period. In fiscal year 2018, we moved to a penultimate horizon for estimating Maremont’s pending and future claims estimates. The penultimate horizon is defined as the second-to-last day of claims estimated to occur. The longer horizon estimate is now considered reasonable based on factors including Maremont's recent history and experience, the disciplined management of asbestos related litigation, an observance of trends indicating diminished volatility and greater consistency in Maremont's observable claims data, the maturity of the asbestos litigation overall and experience in recent insurance negotiations.

As of September 30, 2018, the estimated range of equally likely possibilities of Maremont’s obligation for asbestos-related claims over the next 41 years was $107 million to $195 million. Based on the information contained in the actuarial study, and all other available information considered, Maremont concluded that no amount within the range of potential liability was more likely than any other and, therefore, recorded the low end of the range. Maremont recognized a liability for pending and future claims over the next 41 years of $107 million as of September 30, 2018 and a ten-year liability of $68 million as of September 30, 2017. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Maremont recognized $38 million and $5 million of expense in fiscal years 2018 and 2017, respectively, associated with its annual valuation of asbestos-related liabilities and receivables.

Recoveries: Maremont has historically had insurance that reimburses a meaningful portion of the costs incurred defending against asbestos-related claims. The expected insurance receivable related to future asbestos-related liabilities was $24 million and $25 million as of September 30, 2018 and 2017, respectively. The receivable is for coverage primarily provided by one insurance carrier based on a coverage-in-place agreement. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next three-to-five years. The difference between the estimated liability and insurance receivable is primarily related to exhaustion of settled insurance coverage within the forecasted period and proceeds from settled insurance policies.

Maremont maintained insurance coverage with other insurance carriers that management believed also provided coverage for indemnity and defense costs. During fiscal year 2013, Maremont re-initiated lawsuits against these carriers, seeking a declaration of its rights to coverage for asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. During the first quarter of fiscal year 2016, the dispute related to these insurance policies was settled. As part of this settlement, on December 12, 2015, Maremont received $17 million in cash, of which $5 million was recognized as a reduction in asbestos expense and $12 million was recorded as a liability to the insurance carrier as it is required to be returned to the carrier if additional asbestos liability is not incurred. During the fourth quarter of fiscal year 2016, Maremont recognized an additional $9 million of the cash settlement proceeds as a reduction in asbestos expense. During the first quarter of fiscal year 2017, we recognized the remaining $3 million of the cash settlement proceeds as a reduction in asbestos expense. The settlement also provides additional recovery for Maremont if certain future defense and indemnity spending thresholds are met.

 The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities and recoveries for asbestos-related claims are subject to considerable uncertainty because such liabilities and recoveries are influenced by variables that are difficult to predict. The future litigation environment for Maremont could change significantly from its past experience, due, for example, to changes in the mix of claims filed against Maremont in terms of plaintiffs’ law firm, jurisdiction and disease; legislative or regulatory developments; Maremont’s approach to defending claims; or payments to plaintiffs from other defendants. Estimated recoveries are influenced by coverage issues among insurers and the continuing solvency of various insurance companies. If the assumptions with respect to the estimation period, the nature of pending and future claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Maremont’s asbestos-related claims, and the effect on our liability, could differ materially from current estimates and, therefore, could have a material impact on our financial condition and results of operations.

Assumptions: The following assumptions were made by Maremont after consultation with consultants and are included in the study:

•	Pending and future claims were estimated for a 41-year period ending in fiscal year 2059;

•	The litigation environment remains consistent throughout the forecast horizon;

•	On a per claim basis, defense and indemnity costs for pending and future claims will be at the level consistent with Maremont's recent experience;

Rockwell — ArvinMeritor, Inc. ("AM"), a predecessor of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. Rockwell had approximately 1,400 and 1,600 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at September 30, 2018 and 2017, respectively.

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

Pending and Future Claims: We engaged a third-party advisor with extensive experience in assessing asbestos-related liabilities to conduct a study to estimate its potential undiscounted liability for pending and future asbestos-related claims as of September 30, 2018. On a continual basis, management monitors the underlying claims data and experience, for the purpose of assessing the appropriateness of the assumptions used to estimate the liability. The increase in the estimated liability from the prior year study at both the low end and high end reflects a change in the forecast horizon utilized to estimate future claims, excluding legal costs and any potential recovery from insurance carriers. Previously, our pending and future claims estimates were based on a ten-year forecast period. In fiscal year 2018, we moved to a penultimate horizon for estimating our pending and future claims estimates. The penultimate horizon is defined as the second-to-last day of claims estimated to occur. The longer horizon estimate is now considered reasonable based on factors including our recent history and experience, the disciplined management of asbestos related litigation, an observance of trends indicating diminished volatility and greater consistency in the company's observable claims data, the maturity of the asbestos litigation overall and experience in recent insurance negotiations.

As of September 30, 2018, the estimated probable range of equally likely possibilities of our obligation for asbestos-related claims over the next 41 years is $103 million to $186 million. Based on the information contained in the actuarial study, and all other available information considered, management concluded that no amount within the range of potential liability was more likely than any other and, therefore, recorded the low end of the range. We recognized a liability for pending and future claims over the next 41 years of $103 million as of September 30, 2018 compared to the ten-year liability of $63 million as of September 30, 2017. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.

Recoveries: Rockwell has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. In 2004, we initiated litigation against certain of these carriers to enforce the insurance policies. During the fourth quarter of fiscal year 2016, we executed settlement agreements with two of these carriers, thereby resolving the litigation against those particular carriers. Pursuant to the terms of one of those settlement agreements, in the fourth quarter of fiscal year 2016 we received $32 million in cash from an insurer, of which $10 million was recognized as a reduction in asbestos expense, and $22 million was recorded as a liability to the insurance carrier as it is required to be returned to the carrier if additional asbestos liability is not ultimately incurred. During fiscal years 2018 and 2017, Rockwell recognized an additional $12 million and $10 million, respectively of the cash settlement proceeds as a reduction in asbestos expense. Pursuant to the terms of a second settlement agreement, in the fourth quarter of fiscal year 2016 we recorded a $12 million receivable to reflect expected reimbursement of future defense and indemnity payments under a coverage-in-place arrangement with that insurer. During the fourth quarter of fiscal year 2018, we entered into a settlement agreement to resolve additional disputed coverage resulting from asbestos claims. On September 15, 2018, we received $3 million in cash and recorded a $28 million insurance receivable related to this settlement. The insurance receivables for Rockwell’s asbestos-related liabilities totaled $68 million and $38 million as of September 30, 2018 and 2017, respectively. Included in these amounts are increases to previous settlement receivables resulting from the extended forecast horizon which led to a balance of $40 million for those previous settlement receivables as of September 30, 2018.

Also, during the third quarter of fiscal year 2016, we reached a settlement, relating to certain proofs of claim filed by the company under certain insurance policies with an insolvent insurer for $5.5 million (the "allowed claim"). On June 17, 2016, we entered into an assignment of claim (the "Assignment") with Macquarie Bank to assign the allowed claim we had against the insolvent insurer. The Assignment was approved by the liquidator, which resulted in the company receiving $3 million in the third quarter of fiscal year 2016.

The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities and recoveries for asbestos-related claims are subject to considerable uncertainty because such liabilities and recoveries are influenced by variables that are difficult to predict.

The future litigation environment for Rockwell could change significantly from its past experience, due, for example, to changes in the mix of claims filed against Rockwell in terms of plaintiffs’ law firm, jurisdiction and disease; legislative or regulatory developments; our approach to defending claims; or payments to plaintiffs from other defendants. Estimated recoveries are influenced by coverage issues among insurers and the continuing solvency of various insurance companies. If the assumptions with respect to the estimation period, the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on us, could differ materially from current estimates and, therefore, could have a material impact on our financial condition and results of operations.

Assumptions: The following assumptions were made by us after consultation with consultants and are included in the study:

•	Pending and future claims were estimated for a 41-year period ending in fiscal year 2059;

•	The litigation environment remains consistent throughout the forecast horizon;

•	On a per claim basis, defense and indemnity costs for pending and future claims will be at the level consistent with our recent experience;

Goodwill — Goodwill is reviewed for impairment annually or more frequently if certain indicators arise. If business conditions or other factors cause the operating results and cash flows of a reporting unit to decline, we may be required to record impairment charges for goodwill at that time.

We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more likely than not that the fair value of each of our reporting units is less than its respective carrying amount. If after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a subsequent quantitative, one-step impairment test is unnecessary. If we conclude otherwise, then we are required to test goodwill for impairment under a subsequent process. We may elect to forgo this assessment and proceed directly to the quantitative, one-step process.

The quantitative impairment test consists of a comparison of the fair value of a reporting unit with its carrying amount. Estimates of fair value are primarily determined by using discounted cash flows and market multiples on earnings. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge based on that difference will be recorded. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit.

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
Realignment of Reporting Units
As discussed in Note 25 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, we realigned our operations in the second quarter of fiscal year 2018, resulting in a change to our reportable segments. As a result of the change in reportable segments, our reporting units changed. The Commercial Truck & Trailer segment contains two reporting units. The Aftermarket & Industrial segment contains three reporting units. Goodwill was reassigned to the new reporting units using a relative fair value allocation.
Acquisition of AA Gear & Manufacturing, Inc. Business
On April 30, 2018, we acquired substantially all of the assets of AAG for a cash purchase price of approximately $35 million. The AAG acquisition was accounted for as a business combination. We recorded provisional goodwill in the amount of $9 million for the excess of consideration paid over the fair value of the individual assets acquired and liabilities assumed. This recorded goodwill consists largely of the synergies and economies of scale expected from combining our operations. All of the goodwill was assigned to the Commercial Truck & Trailer reportable segment. All goodwill recognized is expected to be deductible for income tax purposes over the next 15 years.
Acquisition of Fabco Holdings, Inc. Business
On August 31, 2017, for a cash purchase price of $34 million, we acquired certain assets, including the product portfolio and related technologies, of Fabco Holdings, Inc. ("Fabco") and its subsidiaries and assumed certain liabilities. The Fabco acquisition was accounted for as a business combination. As a result, we recorded goodwill in the amount of $20 million for the excess of consideration paid over the fair value of the individual assets acquired and liabilities assumed, excluding identifiable intangible assets. This recorded goodwill consists largely of the synergies and economies of scale expected from combining our operations. All of the goodwill was assigned to the Aftermarket and Industrial reportable segment.

For fiscal year 2018, the fair value of all of our reporting units exceeded their carrying values.

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
In prior years, we established valuation allowances against our U.S. net deferred tax assets and the net deferred tax assets of our 100 percent-owned subsidiaries, including those in France, Germany, Italy, Sweden, U.K. and certain other countries. In evaluating our ability to recover these net deferred tax assets, we utilize a consistent approach which considers our historical operating results, including an assessment of the degree to which any gains or losses are driven by items that are unusual in nature and/or tax planning strategies. In addition, we review changes in near-term market conditions and other factors that impact future operating results.
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
During the fourth quarter of fiscal year 2016, due to a three-year cumulative loss and future economic uncertainty, we concluded that a valuation allowance was required in Brazil. In the fourth quarter of fiscal year 2018, the valuation allowance was reversed in Brazil. After sustaining profitability in fiscal years 2017 and 2018, Brazil now has three-year cumulative income. In addition, the economy in Brazil has improved and we now have future forecasted income. As such, we reversed the valuation allowance from Brazil, resulting in a non-cash income tax benefit of $9 million in the fourth quarter of fiscal year 2018.
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

The expiration periods for deferred tax assets related to net operating losses and tax credit carryforwards as of September 30, 2018 are included below (in millions). Also included are the associated valuation allowances on these deferred tax assets (in millions).

	Fiscal Year Expiration Periods
	2019-2023	2024-2033	2034-2038	Indefinite	Total
Net Operating Losses and Tax Credit Carryforwards	$15	$55	$11	$197	$278
Valuation Allowances on these Deferred Tax Assets	$10	$17	$—	$187	$214

On December 22, 2017, the U.S. government enacted the U.S. tax reform. The U.S. tax reform made broad and complex changes to the U.S. tax code that affected our fiscal year ended September 30, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate and requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The U.S. tax reform reduced the federal corporate tax rate to 21 percent in the fiscal year ended September 30, 2018. Section 15 of the Internal Revenue Code of 1986, as amended, stipulates that our fiscal year ending September 30, 2018 had a blended corporate tax rate of 24.5 percent, which is based on the applicable tax rates before and after the U.S. tax reform and the number of days in the year.
The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the U.S. tax reform. SAB 118 provides a measurement period that should not extend beyond one year from the U.S. tax reform enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the U.S. tax reform for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the U.S. tax reform is incomplete but the company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the U.S. tax reform.
Specifically, we included discrete tax expense in our first quarter financial statements for fiscal year 2018 related to provisional amounts under SAB 118 for the impact of the revaluation of U.S. deferred tax assets and liabilities due to the federal income tax rate reduction from 35 percent to 21 percent. In order to properly account for the blended tax rate in place for fiscal year 2018, we estimated the deferred tax assets and liabilities expected to reverse during the current fiscal year and applied a tax rate of 24.5 percent. All other deferred tax assets and liabilities are expected to reverse in fiscal year 2019 or later and were revalued at 21 percent. Additionally, we estimated our liability and included provisional amounts for the one-time transition tax as a discrete tax expense. We will elect to offset the liability associated with this transition tax by utilizing foreign tax credit carryovers. The revaluation of the deferred tax assets and the transition tax resulted in a non-cash charge of $77 million in the first quarter of fiscal year 2018. That amount has been updated to $89 million for the year ended September 30, 2018.
As of the fourth quarter of fiscal year 2018, we have revalued all U.S. deferred tax assets to the appropriate amount and refined our accumulated earnings and profits pools and allocation of cash and non-cash earnings for purposes of calculating the transition tax liability. For purposes of SAB 118, we consider our accounting for the revaluation of U.S. deferred tax assets complete. We continue to refine our accumulated earnings and profits pools for purposes of calculating the transition tax liability and consider this accounting to be provisional as of September 30, 2018. We expect to finalize our accounting for the transition tax in the first quarter of fiscal year 2019. No other provisions of U.S. tax reform had a material financial statement impact for the fiscal year ended September 30, 2018.
With respect to the U.S. tax reform provision on global intangible low-tax income, which will apply to us starting in fiscal 2019, we have elected to treat GILTI as a period cost and, therefore, have not recognized deferred taxes for basis differences that may reverse as GILTI in future periods.

New Accounting Pronouncements — New Accounting Pronouncements are discussed in Note 2 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our debt.
     As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal years 2018 and 2017, our reported financial results benefited from depreciation of the U.S. dollar against foreign currencies. For fiscal year 2016, our reported financial results were adversely affected by the appreciation of the U.S. dollar against foreign currencies relative to the prior year.
We use foreign currency forward contracts to minimize the earnings exposures arising from foreign currency exchange risk on foreign currency purchases and sales. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under this cash flow hedging program, we designate the foreign currency contracts as cash flow hedges of underlying foreign currency forecasted purchases and sales. Changes in the fair value of these contracts are recorded in Accumulated other comprehensive loss in the consolidated statement of shareholders’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. These contracts generally mature within 15 months.
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
We use foreign currency option contracts to mitigate foreign currency exposure on expected future South Korean won-denominated purchases. In the first quarter of fiscal year 2018, we entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2018 through the end of fiscal year 2018. In the fourth quarter of fiscal year 2018, we entered into a new series of foreign currency option contracts with effective dates from the start of the first quarter of fiscal year 2019 through the end of fiscal year 2019.Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statements of operations.
We use foreign currency option contracts to mitigate foreign currency exposure on expected future Brazilian real-denominated purchases. In the third quarter of fiscal year 2018, we entered into a new series of foreign currency option contracts with effective dates from the start of the fourth quarter of fiscal year 2018 through the end of fiscal year 2019. In the fourth quarter of fiscal year 2018, we entered into a new series of foreign currency option contracts with effective dates from the last two quarters of fiscal year 2019 through the first two quarters of fiscal year 2020. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statements of operations.
In the first quarter of fiscal year 2016, due to the risk of volatility of the euro as compared to the U.S. dollar, we entered into a series of foreign currency option contracts that did not qualify for hedge accounting but were expected to mitigate foreign currency translation exposure of euro earnings to U.S. dollars. In the third and fourth quarters of fiscal year 2017, we entered into a new series of foreign currency option contracts with maturity dates in fiscal year 2017 and fiscal year 2018. Changes in fair value associated with these contracts were recorded in other income, net, in the consolidated statement of operations.
In the first quarter of fiscal year 2016, due to the risk of volatility of the Swedish krona as compared to the U.S. dollar, we entered into a series of foreign currency option contracts that did not qualify for hedge accounting but were expected to mitigate foreign currency translation exposure of Swedish krona earnings to U.S. dollars. In the fourth quarter of fiscal year 2017, we entered into a new series of foreign currency option contracts with maturity dates in fiscal year 2018. Changes in fair value associated with these contracts were recorded in other income, net, in the consolidated statements of operations.

We use cross-currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. These derivative instruments are designated and qualify as hedges of net investments in foreign operations. Settlements and changes in fair values of the instruments are recognized in foreign currency translation adjustments, a component of other comprehensive loss on the consolidated statement of comprehensive income, to offset the changes in the values of the net investments being hedged.
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

Market Risk	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase / (Decrease) In
Foreign Currency Sensitivity:
Forward contracts in USD (1)	3.5	(3.5)	Fair Value
Forward contracts in Euro (1)	(7.9)	7.9	Fair Value
Foreign currency denominated debt (2)	0.5	(0.5)	Fair Value
Foreign currency option contracts in USD	(0.1)	0.9	Fair Value
Foreign currency option contracts in Euro	(0.4)	3.1	Fair Value
Cross-currency swaps	(23.7)	23.7	Fair Value

Interest Rate Sensitivity:	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase / (Decrease) In
Debt - fixed rate (3)	$(34.0)	$34.8	Fair Value
Debt - variable rate	(0.2)	0.2	Cash Flow
____________________

(1)
Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)
At September 30, 2018, the fair value of outstanding foreign currency denominated debt was $5 million. A 10% decrease in quoted currency exchange rates would result in a decrease of $0.5 million in foreign currency denominated debt. At September 30, 2018, a 10% increase in quoted currency exchange rates would result in an increase of $0.5 million in foreign currency denominated debt.

(3)
At September 30, 2018, the fair value of outstanding debt was $892 million. A 50 basis points decrease in quoted interest rates would result in an increase of $34.8 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in a decrease of $34.0 million in the fair value of fixed rate debt.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Meritor, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Meritor, Inc. and subsidiaries (the "Company") as of September 30, 2018 and October 1, 2017, and the related consolidated statements of operations, comprehensive income, equity (deficit), and cash flows for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Meritor, Inc. and subsidiaries as of September 30, 2018 and October 1, 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 15, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/	DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Detroit, Michigan
November 15, 2018

We have served as the Company's auditor since 1996.

MERITOR, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share amounts)

	Year Ended September 30,
	2018	2017	2016
Sales	$4,178	$3,347	$3,199
Cost of sales	(3,524)	(2,863)	(2,763)
GROSS MARGIN	654	484	436
Selling, general and administrative	(317)	(264)	(213)
Restructuring costs	(6)	(6)	(16)
Other operating expense, net	(14)	(7)	(3)
OPERATING INCOME	317	207	204
Other income (expense), net	1	2	(1)
Gain on sale of equity investment	—	243	—
Equity in earnings of affiliates	27	48	36
Interest expense, net	(67)	(119)	(84)
INCOME BEFORE INCOME TAXES	278	381	155
Benefit (provision) for income taxes	(149)	(52)	424
INCOME FROM CONTINUING OPERATIONS	129	329	579
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(3)	(1)	(4)
NET INCOME	126	328	575
Less: Net income attributable to noncontrolling interests	(9)	(4)	(2)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$117	$324	$573
NET INCOME ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$120	$325	$577
Loss from discontinued operations	(3)	(1)	(4)
Net income	$117	$324	$573
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$1.37	$3.69	$6.40
Discontinued operations	(0.03)	(0.01)	(0.04)
Basic earnings per share	$1.34	$3.68	$6.36
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$1.31	$3.60	$6.27
Discontinued operations	(0.03)	(0.01)	(0.04)
Diluted earnings per share	$1.28	$3.59	$6.23
Basic average common shares outstanding	87.5	88.0	90.1
Diluted average common shares outstanding	91.2	90.2	92.0
See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2018	2017	2016
Net income	$126	$328	$575
Other comprehensive income:
Foreign currency translation adjustments	(51)	25	(12)
Pension and other postretirement benefit related adjustments (net of tax of $6, $147 and $33 for the year ended September 30, 2018, 2017 and 2016, respectively)	24	240	(35)
Unrealized gain (loss) on investment and foreign exchange contracts	4	(1)	4
Total comprehensive income	103	592	532
Less: Comprehensive income attributable to noncontrolling interest	(7)	(4)	(2)
Comprehensive income attributable to Meritor, Inc.	$96	$588	$530
See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED BALANCE SHEET
(In millions)

	September 30,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (1)	$115	$88
Receivables, trade and other, net (1)	588	789
Inventories (1)	477	378
Other current assets	46	43
TOTAL CURRENT ASSETS	1,226	1,298
NET PROPERTY (1)	483	474
GOODWILL (1)	421	414
OTHER ASSETS (1)	596	596
TOTAL ASSETS	$2,726	$2,782
LIABILITIES, MEZZANINE EQUITY AND EQUITY
CURRENT LIABILITIES:
Short-term debt	$94	$288
Accounts and notes payable (1)	700	622
Other current liabilities	290	272
TOTAL CURRENT LIABILITIES	1,084	1,182
LONG-TERM DEBT	730	750
RETIREMENT BENEFITS	262	314
OTHER LIABILITIES	332	239
TOTAL LIABILITIES	2,408	2,485
COMMITMENTS AND CONTINGENCIES (NOTE 24)
MEZZANINE EQUITY
Convertible debt with cash settlement	1	2
EQUITY:
Common stock (September 30, 2018 and 2017, 102.2 and 101.4 shares issued and 84.9 and 88.6 shares outstanding, respectively)	102	101
Additional paid-in capital	787	765
Retained earnings	200	83
Treasury stock, at cost (September 30, 2018 and September 30, 2017, 17.3 and 12.8 shares, respectively)	(236)	(136)
Accumulated other comprehensive loss	(566)	(545)
Total equity attributable to Meritor, Inc.	287	268
Noncontrolling interests (1)	30	27
TOTAL EQUITY	317	295
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,726	$2,782
(1) As of September 30, 2018, Assets and Liabilities held for sale consisted of $2 million Net property. As of September 30, 2017, Assets and Liabilities held for sale consisted of (i) $1 million Cash and cash equivalents; (ii) $13 million Receivables, trade and other, net; (iii) $2 million Inventories; (iv) $3 million Net property; (v) $1 million Goodwill; (vi) $1 million Other assets; (vii) $12 million Accounts and notes payable; and (viii) $2 million Noncontrolling interests.
See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended September 30,
	2018	2017	2016
OPERATING ACTIVITIES
CASH PROVIDED BY OPERATING ACTIVITIES (see Note 27)	$251	$176	$204
INVESTING ACTIVITIES
Capital expenditures	(104)	(95)	(93)
Proceeds from prior year sale of equity method investment	250	—	—
Cash paid for acquisition of AA Gear & Manufacturing, Inc.	(35)	—	—
Cash paid for investment in Transportation Power, Inc.	(6)	—	—
Proceeds from sale of a business	4	—	—
Proceeds from sale of assets	2	—	—
Cash paid for acquisition of Fabco	—	(34)	—
Other investing activities	—	—	3
Net investing cash flows provided by (used for) continuing operations	111	(129)	(90)
Net investing cash flows provided by discontinued operations	—	2	4
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	111	(127)	(86)
FINANCING ACTIVITIES
Borrowings and securitization	(43)	89	—
Proceeds from debt issuances	—	325	—
Redemption of notes	(181)	(103)	—
Repayment of notes and term loan	—	(408)	(55)
Debt issuance costs	—	(12)	—
Other financing activities	(5)	(13)	(16)
Net change in debt	(229)	(122)	(71)
Repurchase of common stock	(100)	—	(81)
CASH USED FOR FINANCING ACTIVITIES	(329)	(122)	(152)
EFFECT OF CHANGES IN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(6)	1	1
CHANGE IN CASH AND CASH EQUIVALENTS	27	(72)	(33)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	88	160	193
CASH AND CASH EQUIVALENTS AT END OF YEAR	$115	$88	$160

See Notes to Consolidated Financial Statements.

MERITOR, INC. CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity (Deficit) Attributable to Meritor, Inc.	Non- controlling Interests	Total
Beginning balance at September 30, 2017	$101	$765	$83	$(136)	$(545)	$268	$27	$295
Comprehensive income (loss)	—	—	117	—	(21)	96	7	103
Vesting of restricted stock	1	(1)	—	—	—	—	—	—
Equity based compensation expense	—	20	—	—	—	20	—	20
Repurchase of common stock	—	—	—	(100)	—	(100)	—	(100)
Convertible securities with cash settlement	—	1	—	—	—	1	—	1
Non-controlling interest dividends	—	—	—	—	—	—	(2)	(2)
Other	—	2	—	—	—	2	(2)	—
Ending balance at September 30, 2018	$102	$787	$200	$(236)	$(566)	$287	$30	$317

Beginning balance at September 30, 2016	$99	$876	$(241)	$(136)	$(809)	$(211)	$25	$(186)
Comprehensive income (loss)	—	—	324	—	264	588	4	592
Vesting of restricted stock	2	(2)	—	—	—	—	—	—
Repurchase of convertible notes	—	(156)	—	—	—	(156)	—	(156)
Issuance of convertible notes	—	41	—	—	—	41	—	41
Equity based compensation expense	—	19	—	—	—	19	—	19
Debt issuance costs	—	(1)	—	—	—	(1)	—	(1)
Stock option exercises	—	2	—	—	—	2	—	2
Convertible securities with cash settlement	—	(2)	—	—	—	(2)	—	(2)
Non-controlling interest dividends	—	—	—	—	—	—	(2)	(2)
Other	—	(12)	—	—	—	(12)	—	(12)
Ending balance at September 30, 2017	$101	$765	$83	$(136)	$(545)	$268	$27	$295

Beginning balance at September 30, 2015	$99	$865	$(814)	$(55)	$(766)	$(671)	$25	$(646)
Comprehensive income (loss)	—	—	573	—	(43)	530	2	532
Equity based compensation expense	—	9	—	—	—	9	—	9
Repurchase of common stock	—	—	—	(81)	—	(81)	—	(81)
Non-controlling interest dividends	—	—	—	—	—	—	(2)	(2)
Other	—	2	—	—	—	2	—	2
Ending balance at September 30, 2016	$99	$876	$(241)	$(136)	$(809)	$(211)	$25	$(186)

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

The company’s fiscal year ends on the Sunday nearest September 30. The 2018, 2017 and 2016 fiscal years ended on September 30, 2018, October 1, 2017 and October 2, 2016, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 is used consistently throughout this report to represent the fiscal year end.

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

Concentration of Credit Risk

In the normal course of business, the company provides credit to customers. The company limits its credit risk by performing ongoing credit evaluations of its customers and maintaining reserves for potential credit losses and through accounts receivable factoring programs. The company’s accounts receivables are generally due from medium- and heavy-duty truck OEMs, specialty vehicle manufacturers, aftermarket customers, and trailer producers. The company’s ten largest customers accounted for 75 percent , 74 percent and 73 percent of sales in fiscal years 2018, 2017 and 2016, respectively. Sales to the company's top three customers were 52 percent, 49 percent and 50 percent of total sales in fiscal years 2018, 2017 and 2016, respectively. At September 30, 2018 and 2017, 23 percent of the company's trade accounts receivable were from the company's three largest customers.

Consolidation and Joint Ventures

The consolidated financial statements include the accounts of the company and those subsidiaries in which the company has control. All intercompany balances and transactions are eliminated in consolidation. The results of operations of controlled subsidiaries are included in the consolidated financial statements and are offset by a related noncontrolling interest recorded for the noncontrolling partners’ ownership. Investments in affiliates that are not controlled are reported using the equity method of accounting (see Note 14).

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

Earnings per Share

Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted shares, restricted share units, performance share units, and convertible securities, if applicable.

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Year Ended September 30,
	2018	2017	2016
Basic average common shares outstanding	87.5	88.0	90.1
Impact of restricted shares, restricted share units and performance share units	2.8	1.7	1.9
Impact of convertible notes	0.9	0.5	—
Diluted average common shares outstanding	91.2	90.2	92.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
For the years ended September 30, 2018, 2017 and 2016, the dilutive impact of previously issued restricted shares, restricted share units, and performance share units was 2.8 million, 1.7 million and 1.9 million, respectively. For the years ended September 30, 2018, 2017 and 2016, compensation cost related to restricted shares, restricted share units, performance share units and stock options was $20 million, $19 million and $9 million, respectively.
For the fiscal years ended 2018 and 2017, 0.9 million and 0.5 million shares were included in the computation of diluted earnings per share because the average stock price exceeded the conversion price for the 7.875 percent convertible notes due 2026. For the year ended September 30, 2016, the company's convertible senior unsecured notes were excluded from the computation of diluted earnings per share, as the company's average stock price during this period was less than the conversion price for the 7.875 percent convertible notes due 2026.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounting standards implemented during fiscal year 2018

In July 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-09, Codification Improvements. The amendments in this ASU result from the FASB’s standing project to address suggestions on the Accounting Standards Codification ("ASC") and to make other incremental improvements to GAAP. The amendments include changes to clarify the ASC or correct unintended application of guidance that is not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminates the need to determine the fair value of individual assets and liabilities of a reporting unit to measure a goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers in 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The company adopted this standard in the fourth quarter of fiscal year 2018. This guidance did not have a material impact on the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU intends to simplify how share-based payments are accounted for, including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The company adopted this standard in the first quarter of fiscal year 2018. Following adoption of this standard, all excess tax benefits and all tax deficiencies generated in the current and future periods will be prospectively recorded as income tax benefit or expense in the company’s consolidated statement of operations in the reporting period in which they occur. An income tax benefit of approximately $1 million was recognized in the quarterly period ended December 31, 2017 as a result of the adoption of ASU 2016-09 and a corresponding $1 million increase in income from continuing operations and net income was recognized during such quarter.

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

Accounting standards to be implemented

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This ASU requires that implementation costs incurred by customers in a cloud computing arrangement be deferred and recognized over the term of the arrangement, if those costs would have been capitalized in a software licensing arrangement under the internal-use software guidance under ASC 350-40. For public business entities, amendments in this update are effective for fiscal years ending after December 15, 2020. Early adoption is permitted, including adoption in any interim period, for all entities. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this ASU amend ASC 715-20 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. For public business entities, amendments in this update are effective for fiscal years ending after December 15, 2020. Early adoption is permitted for all entities. An entity should apply the amendments in this update on a retrospective basis to all periods presented. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU add, modify, and eliminate certain disclosure requirements on fair value measurements in Topic 820. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Certain amendments should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. Others should be applied retrospectively. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in this ASU affect the guidance issued in ASU 2016-02, Leases (Topic 842), which is not yet effective. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The effective date for this ASU is the same as that for ASU 2016-02 as described below. Therefore, the company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2019 in connection with its planned implementation of ASU 2016-02 and is currently assessing the impact of this new transition method on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to (Topic 842). The amendments in this ASU affect narrow aspects of the guidance issued in ASU 2016-02, Leases (Topic 842), which is not yet effective. The effective date and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

transition requirements for this ASU are the same as those for ASU 2016-02 as described below. Therefore, the company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2019 in connection with its planned implementation of ASU 2016-02 and is currently assessing the potential impact of this new guidance on its accounting policies and its consolidated financial statements.

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

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 provides guidance which defines an "in substance nonfinancial asset"; unifies guidance related to partial sales of nonfinancial assets; eliminates rules specifically addressing sales of real estate; removes exceptions to the financial asset derecognition model; and clarifies the accounting for contributions of nonfinancial assets to joint ventures. The effective date and the transition requirements for the amendments in ASU 2017-05 are the same as the effective date and transition requirements in Topic 606, described below. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force). The ASU was issued to reduce differences in practice with respect to how specific transactions are classified in the statement of cash flows. The update provides guidance on the following eight types of transactions: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including accounts receivable. The ASU also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The amendments in this update are required to be adopted by public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The company is currently evaluating the potential impact of this new guidance on its accounting policies and its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The ASU clarifies the assessment of the likelihood that revenue will be collected from a contract, the guidance for presenting sales taxes and similar taxes, and the timing for measuring customer payments that are not in cash. The ASU also establishes a practical expedient for contract modifications at the transition. The amendments in this update affect the guidance in ASU 2014-09, which is not effective yet. The effective date and the transition requirements for the amendments in ASU 2016-12 are the same as the effective date and transition requirements in ASU 2014-09 as described below. Therefore, the company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2018 in connection with its planned implementation of ASU 2014-09. Please see discussion of ASU 2014-09 below.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update). The ASU was issued to remove from the ASC certain SEC staff guidance that the SEC staff stated would be rescinded: Revenue and Expense Recognition for Freight Services in Process; Accounting for Shipping and Handling Fees and Costs; and Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products). The amendments in this update affect the guidance in ASU 2014-09, which is not effective yet. The effective date and the transition requirements for the amendments in ASU 2016-11 are the same as the effective date and transition requirements in ASU 2014-09 as described below. Therefore, the company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2018 in connection with its planned implementation of ASU 2014-09. Please see discussion of ASU 2014-09 below.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. The ASU provides guidance regarding the identification of performance and licensing obligations. The amendments in this update affect the guidance in ASU 2014-09, which is not effective yet. The effective date and the transition requirements for the amendments in ASU 2016-10 are the same as the effective date and transition requirements in ASU 2014-09 as described below. Therefore, the company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2018 in connection with its planned implementation of ASU 2014-09. Please see discussion of ASU 2014-09 below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net) to clarify certain aspects of the principal-versus-agent guidance in its new revenue recognition standard. The amendments in this update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in ASU 2016-08 are the same as the effective date and transition requirements of ASU 2014-09. Therefore, the company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2018 in connection with its planned implementation of ASU 2014-09. Please see discussion of ASU 2014-09 below.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service and requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 was originally effective for fiscal periods beginning after December 15, 2016, including interim periods within those fiscal periods. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year making it effective for fiscal periods beginning after December 15, 2017, including interim periods within those fiscal periods, while also providing for early adoption but not before the original effective date. The company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2018 using the modified-retrospective transition method. The company is concluding the assessment phase of its implementation of this standard. The company does not expect a material impact on its consolidated financial statements from adoption of this guidance. Disclosure requirements under this standard have been significantly expanded in comparison to the disclosure requirements under current GAAP. The company has completed its assessment of the new disclosure requirements and is in the process of drafting its disclosures for both interim and annual periods under Topic 606, and the company has determined that it will further disaggregate revenue by presenting revenue by geographic region for each of its reportable segments.

3. DISCONTINUED OPERATIONS

Results of the discontinued operations are summarized as follows (in millions):

	Year Ended September 30,
	2018	2017	2016
Sales	$—	$—	$—
Litigation settlement	(2)	—	(3)
Other, net	(2)	(1)	(4)
Loss before income taxes	(4)	(1)	(7)
Benefit from income taxes	1	—	3
Loss from discontinued operations attributable to Meritor, Inc.	$(3)	$(1)	$(4)

Loss from discontinued operations attributable to the company for the twelve months ended September 30, 2018 was primarily related to changes in estimates related to legal costs incurred in connection with a previously divested business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Prior Period Divestiture

MSSC
In October 2009, the company closed on the sale of its 57 percent interest in MSSC, a joint venture that manufactured and supplied automotive coil springs, torsion bars and stabilizer bars in North America, to the joint venture partner, a subsidiary of Mitsubishi Steel Mfg. Co., LTD (MSM). In connection with the sale of its interest in MSSC, the company agreed to indemnify the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company's estimated exposure under these indemnities at September 30, 2017 was approximately $1 million. During the fourth quarter of fiscal year 2018, the company determined with confirmation from MSSC that the obligation was no longer probable and therefore the company released the accrual. Adjustments to amounts previously reported in discontinued operations that are related to the disposal of the company’s MSSC business are reflected in discontinued operations for all periods presented.
4. ASSETS AND LIABILITIES HELD FOR SALE
In fiscal year 2018, management approved plans to sell $2 million of property in various locations, of which $1 million was within the Aftermarket & Industrial reporting segment and $1 million was within corporate locations. The company expects to sell the assets within one year from management's approval of the plans. The assets met the criteria for presentation as held for sale as of September 30, 2018.
Meritor Huayang Vehicle Braking Company Ltd.
During the first quarter of fiscal year 2017, management approved a plan to sell Meritor Huayang Vehicle Braking Company Ltd. within the Commercial Truck & Trailer reporting segment. The company expected to sell the business within one year from management's approval of the plan. The business and its associated assets and liabilities met the criteria for presentation as held for sale as of September 30, 2017.
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
5. GOODWILL

In accordance with ASC Topic 350-20, "Intangibles – Goodwill and Other", goodwill is reviewed for impairment annually during the fourth quarter of the fiscal year or more frequently if certain indicators arise. If business conditions or other factors cause the operating results and cash flows of a reporting unit to decline, the company may be required to record impairment charges for goodwill at that time. The company tests goodwill for impairment at a level of reporting referred to as a reporting unit, which is an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. When two or more components of an operating segment have similar economic characteristics, the components are aggregated and deemed a single reporting unit. An operating segment is deemed to be a reporting unit if all of its components are similar, if none of its components are a reporting unit, or if the segment comprises only a single component.

Annual Impairment Analysis
ASC Topic 350 allows entities to perform an initial qualitative evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the quantitative impairment test. As allowed by the revised guidance, the company has elected to bypass the qualitative assessment for fiscal year 2018 and proceed directly to the quantitative impairment test.

Excluding the qualitative evaluation discussed above, the quantitative goodwill impairment review is a comparison of the fair value of a reporting unit with its carrying amount. Estimates of fair value are primarily determined by using discounted cash flows

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and market multiples on earnings. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge based on that difference will be recorded. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit.

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

For fiscal year 2018, the fair value of all of the company’s reporting units exceeded their carrying values.

Realignment of Reporting Units
As discussed in Note 25, the company realigned its operations in the second quarter of fiscal year 2018, resulting in a change to its reportable segments. As a result of the change in reportable segments, the company's reporting units changed. The Commercial Truck & Trailer segment contains two reporting units. The Aftermarket & Industrial segment contains three reporting units. Goodwill was reassigned to the new reporting units using a relative fair value allocation.

Acquisition of AA Gear & Manufacturing, Inc. Business
On April 30, 2018, the company acquired substantially all of the assets of AA Gear & Manufacturing, Inc. and its subsidiaries ("AAG") for a cash purchase price of approximately $35 million and the assumption of certain liabilities. The AAG acquisition was accounted for as a business combination. The company recorded provisional goodwill in the amount of $9 million for the excess of consideration paid over the fair value of the individual assets acquired and liabilities assumed, excluding identifiable intangible assets. This recorded goodwill consists largely of the synergies and economies of scale expected from combining the operations of the company and AAG. All of the goodwill was assigned to the Commercial Truck & Trailer reportable segment. All goodwill recognized is expected to be deductible for income tax purposes over the next 15 years.
Acquisition of Fabco Holdings, Inc. Business
On August 31, 2017, the company acquired certain assets of Fabco, including its product portfolio and related technologies, for a cash purchase price of $34 million and the assumption of certain liabilities. The Fabco acquisition was accounted for as a business combination. As a result, we recorded goodwill in the amount of $20 million for the excess of consideration paid over the fair value of the individual assets acquired and liabilities assumed, excluding identifiable intangible assets. This recorded goodwill consists largely of the synergies and economies of scale expected from combining the operations of the company and Fabco. All of the goodwill was assigned to the Aftermarket & Industrial reportable segment.
A summary of the changes in the carrying value of goodwill is presented below (in millions):

	Commercial Truck & Trailer	Aftermarket & Industrial	Total
Goodwill (1)	$280	$125	$405
Accumulated impairment losses (1)	—	(15)	(15)
Balance at September 30, 2016 (1)	280	110	390
Goodwill acquired from acquisition (1)	—	19	19
Foreign currency translation (1)	3	2	5
Balance at September 30, 2017 (1)	283	131	414
Adjustment due to sale of a business (see Note 7)	(1)	—	(1)
Fabco measurement period adjustment (see Note 7)	—	1	1
Goodwill acquired from acquisition (see Note 7)	9	—	9
Foreign currency translation	(2)	—	(2)
Balance at September 30, 2018	$289	$132	$421

(1) Amounts have been recast to reflect reportable segment changes (see Note 25).

6. RESTRUCTURING COSTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At September 30, 2018 and 2017, $4 million and $6 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. Asset impairment charges relate to manufacturing facilities that have been sold and machinery and equipment that became idle and obsolete as a result of these actions.

The following table summarizes changes in restructuring reserves (in millions):

	Employee Termination Benefits	Asset Impairment	Plant Shutdown & Other	Total
Balance at September 30, 2015	$10	$—	$—	$10
Activity during the period:
Charges to continuing operations	15	—	1	16
Cash payments – continuing operations	(11)	—	—	(11)
Other	1	—	—	1
Balance at September 30, 2016	15	—	1	16
Activity during the period:
Charges to continuing operations	5	—	1	6
Cash payments – continuing operations	(14)	—	(1)	(15)
Other	(1)	—	—	(1)
Balance at September 30, 2017	5	—	1	6
Activity during the period:
Charges to continuing operations	6	—	—	6
Cash payments – continuing operations	(7)	—	(1)	(8)
Total restructuring reserves, end of year	4	—	—	4
Less: non-current restructuring reserves	(1)	—	—	(1)
Restructuring reserves – current, at September 30, 2018	$3	$—	$—	$3

Restructuring costs attributable to the company’s business segments during fiscal years 2018, 2017 and 2016 are as follows (in millions):

	Commercial Truck & Trailer	Aftermarket & Industrial	Corporate	Total
Fiscal year 2018:
Segment Realignment Program	$—	$3	$—	$3
Other	1	1	1	3
Total restructuring costs	$1	$4	$1	$6
Fiscal year 2017 (1):
Aftermarket actions	—	4	—	4
Other	2	—	—	2
Total restructuring costs	$2	$4	$—	$6
Fiscal year 2016 (1):
Market related actions	$5	$1	$2	$8
Aftermarket actions	—	5	—	5
Other	1	2	—	3
Total restructuring costs	$6	$8	$2	$16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)	Fiscal year 2017 and 2016 have been recast to reflect reportable segment changes.

Segment Realignment Program: On March 12, 2018, the company announced a realignment of operations to further drive long-term strategic objectives while also assigning new responsibilities as part of its commitment to leadership development. As a part of this program, the company approved various labor restructuring actions in the Aftermarket & Industrial segment. The company recorded $3 million of restructuring costs during fiscal year 2018, in connection with this program. These actions were substantially complete as of fiscal year 2018.
Other Restructuring Actions: During fiscal year 2018, the company recorded restructuring costs of $3 million primarily associated with labor reduction programs in the Commercial Truck & Trailer segment and Aftermarket & Industrial segment.
Fiscals 2017 & 2016 Aftermarket Actions: During the third quarter of fiscal year 2016, the company approved various restructuring plans in the North American and European Aftermarket businesses. The company recorded $5 million of restructuring costs during the third quarter of fiscal year 2016 and $4 million of restructuring costs during fiscal year 2017. Restructuring actions associated with these plans were substantially complete as of September 30, 2017.
Fiscal 2016 Market Related Actions: In response to the decline in revenue in North America and South America, during the fourth quarter of fiscal year 2016, the company approved various headcount reduction plans targeting different areas of the business. During the fourth quarter of fiscal year 2016, the company incurred a total of $5 million in restructuring costs in the Commercial Truck & Trailer segment, $1 million in Aftermarket & Industrial segments and $2 million in its corporate locations. Restructuring actions with these plans were substantially complete as of September 30, 2017.
Other Fiscal 2016 Actions: During the first half of fiscal year 2016, the company recorded restructuring costs of $3 million primarily associated with a labor reduction program in China in the Commercial Truck & Trailer segment and a labor reduction program in the Aftermarket & Industrial segment. Restructuring actions with these plans were substantially complete as of September 30, 2016.
7. ACQUISITIONS AND DIVESTITURE

Acquisition of AAG Business
On April 30, 2018, the company acquired substantially all of the assets of AAG for a cash purchase price of approximately $35 million and the assumption of certain liabilities. AAG provides low-to-medium volume batch manufacturing for complex gear and shaft applications, as well as quick-turnaround prototyping solutions and emergency plant support. The AAG acquisition was accounted for as a business combination.
Since completion of initial estimates in the third quarter of fiscal year 2018, the company recorded measurement period adjustments to decrease the purchase price and decrease the provisional fair value of identifiable net assets acquired and liabilities assumed in the AAG transaction, which had a net zero impact to goodwill. This adjustment was made to reflect additional available information and updated preliminary valuation results. The measurement period remains open to finalize the working capital adjustment and the value of intangible assets and to obtain more information on an open warranty claim. The company is reviewing and may record other additional measurement period adjustments in fiscal year 2019. All goodwill resulting from the acquisition of AAG was assigned to the Commercial Truck & Trailer reportable segment (see Note 5).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Estimated Fair Value
	As of June 30, 2018	Measurement Period Adjustments	As of September 30, 2018
Purchase price	$36	$(1)	$35

Acquired assets and liabilities
Accounts Receivable and Accounts Payable, net	2	—	2
Inventory	5	—	5
Fixed Assets	5	(1)	4
Intangible Assets	15	—	15
Total identifiable net assets acquired	27	(1)	26

Goodwill resulting from the acquisition of AAG	9	—	9
	$36	$(1)	$35

Acquisition of Fabco Business
On August 31, 2017, the company acquired certain assets of Fabco, including the product portfolio and related technologies, for a cash purchase price of $34 million and the assumption of certain liabilities. The Fabco acquisition was accounted for as a business combination.
As of September, 30, 2018, the company finalized all measurement period adjustments related to the Fabco acquisition. Since completion of initial estimates in the fourth quarter of fiscal year 2017, the company recorded a net $1 million measurement period adjustment to decrease the fair value of identifiable net assets acquired in the Fabco transaction, resulting in a corresponding $1 million increase to goodwill. These adjustment were made to reflect additional available information and updated valuation results, which included valuation of trademarks, technology and customer relationships. All goodwill resulting from the Fabco acquisition was assigned to the Aftermarket and Industrial reportable segment (see Note 5).

	Estimated Fair Value
	As of September 30, 2017	Measurement Period Adjustments	As of September 30, 2018
Purchase price	$34	$—	$34

Assets acquired and liabilities assumed
Receivables	5	—	5
Inventories	13	(1)	12
Property, plant and equipment	9	(2)	7
Intangible assets	—	3	3
Accounts payable	(6)	—	(6)
Other current liabilities	(6)	(1)	(7)
Total identifiable net assets acquired	15	(1)	14

Goodwill resulting from the acquisition of Fabco	19	1	20
	$34	$—	$34

Divestiture of Meritor Huayang Vehicle Braking Company Ltd.
On February 7, 2018, Meritor completed the sale of its equity interest in Meritor Huayang Vehicle Braking Company Ltd. All assets and liabilities of the business were transferred at closing. As a result of the divestiture and prior period held for sale classification, a pretax impairment charge of $3 million was previously recorded within other operating expense, net in the company’s consolidated statement of operations for fiscal year 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. ACCOUNTS RECEIVABLE FACTORING AND SECURITIZATION

Off-balance sheet arrangements

Swedish Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo through one of its European subsidiaries. Under this arrangement with Nordea Bank, which expires in March 2020, the company can sell up to, at any point in time, €155 million ($181 million) of eligible trade receivables. The amount of eligible receivables sold may exceed Nordea Bank's commitment at Nordea Bank's discretion. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €136 million ($158 million) and €139 million ($164 million) of this accounts receivable factoring facility as of September 30, 2018 and 2017, respectively.

The facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through February 12, 2019. The commitment is subject to standard terms and conditions for this type of arrangement.

U.S. Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its U.S. subsidiaries through one of its U.S. subsidiaries. Under this arrangement with Nordea Bank, which expires in February 2019, the company can sell up to, at any point in time, €80 million ($93 million) of eligible trade receivables. The amount of eligible receivables sold may exceed Nordea Bank’s commitment at Nordea Bank’s discretion. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €45 million ($53 million) and €37 million ($43 million) of this accounts receivable factoring facility as of September 30, 2018 and 2017, respectively.

United Kingdom Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. Under this arrangement with Nordea Bank, which expires in February 2022, the company can sell up to, at any point in time, €25 million ($29 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €8 million ($9 million) and €7 million ($9 million) of this accounts receivable factoring facility as of September 30, 2018 and 2017, respectively. The agreement is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
Italy Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement with Nordea Bank, which expires in June 2022, the company can sell up to, at any point in time, €30 million ($35 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €24 million ($28 million) and €22 million ($26 million) of this accounts receivable factoring facility as of September 30, 2018 and 2017, respectively. The agreement is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
In addition to the above facilities, a number of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. The amount of factored receivables excluded from accounts receivable under these arrangements were $12 million and $19 million at September 30, 2018 and 2017, respectively.

Total costs associated with all of the off-balance sheet arrangements described above were $5 million in fiscal years 2018, 2017 and 2016, respectively, and are included in selling, general and administrative expenses in the consolidated statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On-balance sheet arrangements

As of September 30, 2018, the U.S. accounts receivables securitization facility with PNC bank had a facility size of $100 million. On October 4, 2018, the company entered into an amendment that increased the size of the facility to $110 million and extended its expiration date to December 2021. The maximum permitted priority debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents party to the agreement from time to time (participating lenders). Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company’s U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. As of September 30, 2018, $46 million was outstanding under this program, and $11 million was outstanding under related letters of credit. As of September 30, 2017, $89 million was outstanding under this program, and no amounts were outstanding under related letters of credit. This securitization program contains a cross-default to the revolving credit facility. At certain times during any given month, the company may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, the company would then typically utilize the cash received from customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, the company may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal year ends.

9. OTHER OPERATING EXPENSE, NET

Other operating expense, net for fiscal years 2018, 2017 and 2016 primarily relates to environmental remediation costs incurred by the company (see Note 24).

10. INVENTORIES

Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	September 30,
	2018	2017
Finished goods	$170	$139
Work in process	41	34
Raw materials, parts and supplies	266	205
Total	$477	$378
11. OTHER CURRENT ASSETS

     Other current assets are summarized as follows (in millions):

	September 30,
	2018	2017
Asbestos-related recoveries (see Note 24)	$16	$14
Prepaid and other	30	29
Other current assets	$46	$43

12. NET PROPERTY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Net property is summarized as follows (in millions):

	September 30,
	2018	2017
Property at cost:
Land and land improvements	$29	$30
Buildings	228	240
Machinery and equipment	914	892
Company-owned tooling	130	126
Construction in progress	81	69
Total	1,382	1,357
Less: accumulated depreciation	(899)	(883)
Net property	$483	$474

13. OTHER ASSETS

Other assets are summarized as follows (in millions):

	September 30,
	2018	2017
Investments in non-consolidated joint ventures (see Note 14)	$102	$101
Asbestos-related recoveries (see Note 24)	76	32
Unamortized revolver debt issuance costs (see Note 17)	7	8
Capitalized software costs, net (1)	26	27
Deferred income tax assets (see Note 23)	140	229
Assets for uncertain tax positions (see Note 23)	53	48
Prepaid pension costs (see Note 22)	152	135
Intangible assets (2)	18	1
Other (3)	22	15
Other assets	$596	$596

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

(2)
Primarily relates to customer relationships. As of September 30, 2018, the gross carrying value was $22 million and the accumulated amortization was $4 million. As of September 30, 2017, the gross carrying value was 1 million and the accumulated amortization was insignificant. The weighted average amortization periods for customer relationships is approximately 19 years.

(3)	As of September 30, 2017, includes reserves for Rockwell insurance policies in dispute.

The company holds a variable interest in a joint venture that is a variable interest entity ("VIE") accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At September 30, 2018 and September 30, 2017, the company’s investment in the joint venture was $63 million and $54 million, respectively.
TransPower
Meritor completed $3 million strategic investments in Transportation Power, Inc. ("TransPower") in each of the first and third quarters of fiscal year 2018. The company holds a variable interest in TransPower, a VIE. TransPower develops electrical drive solutions and supplies integrated drive systems, full electric truck solutions and energy-storage subsystems to major manufacturers of trucks, school buses, refuse vehicles and terminal tractors. The company is not the primary beneficiary of TransPower, as other owners have control over the significant activities of TransPower, including the development of intellectual property and manufacturing. Therefore, the company does not consolidate TransPower. At September 30, 2018, the company’s investment in TransPower was $6 million, representing the company’s maximum exposure to loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. INVESTMENTS IN NON-CONSOLIDATED JOINT VENTURES

The company’s non-consolidated joint ventures and related direct ownership interest are as follows:

	September 30,
	2018	2017	2016
Meritor WABCO Vehicle Control Systems (Commercial Truck & Trailer)	—%	—%	50%
Master Sistemas Automotivos Ltda. (Commercial Truck & Trailer)	49%	49%	49%
Sistemas Automotrices de Mexico S.A. de C.V. (Commercial Truck & Trailer)	50%	50%	50%
Ege Fren Sanayii ve Ticaret A.S. (Commercial Truck & Trailer)	49%	49%	49%
Automotive Axles Limited (Commercial Truck & Trailer)	36%	36%	36%

In the fourth quarter of fiscal year 2017, Meritor, Inc. closed on the sale of its interest in Meritor WABCO Vehicle Control Systems ("Meritor WABCO") to a subsidiary of its joint venture partner, WABCO Holdings Inc. The total purchase price for the sale was $250 million, which was recorded as a receivable as of September 30, 2017. The Company also received a final partnership distribution of $8 million in the fourth quarter of fiscal year 2017, immediately prior to closing.
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
The company’s investments in non-consolidated joint ventures are as follows (in millions):

	September 30,
	2018	2017 (1)
Commercial Truck & Trailer	$102	$101
Aftermarket & Industrial	—	—
Total investments in non-consolidated joint ventures	$102	$101
(1) Amounts for the year ended September 30, 2017 have been recast to reflect reportable segment changes.

The company’s equity in earnings of non-consolidated joint ventures is as follows (in millions):

	Year Ended September 30,
	2018	2017 (1)	2016 (1)
Commercial Truck & Trailer	$27	$48	$36
Aftermarket & Industrial	—	—	—
Total equity in earnings of affiliates	$27	$48	$36
(1) Amounts for the years ended September 30, 2017 and September 30, 2016 have been recast to reflect reportable segment changes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The summarized financial information presented below represents the combined accounts of the company’s non-consolidated joint ventures related to its continuing operations (in millions):

	September 30,
	2018	2017 (1)
Current assets	$390	$326
Non-current assets	163	151
Total assets	$553	$477

Current liabilities	$282	$183
Non-current liabilities	66	98
Total liabilities	$348	$281
(1) Does not include Meritor WABCO Vehicle Control Systems.

	Year Ended September 30,
	2018	2017	2016
Sales	$1,101	$1,156	$1,101
Gross profit	154	200	165
Net income	59	101	73

Dividends received from the company’s non-consolidated joint ventures were $17 million in fiscal year 2018, $44 million in fiscal year 2017 and $37 million in fiscal year 2016. Dividends from Meritor WABCO were $36 million in fiscal year 2017, which includes a $8 million final partnership distribution received immediately prior to closing of the sale transaction on October 1, 2017, and $33 million in fiscal year 2016.

The company had sales to its non-consolidated joint ventures of approximately $7 million, $2 million and $9 million in fiscal years 2018, 2017 and 2016, respectively. These sales exclude sales of $196 million, $138 million and $124 million in fiscal years 2018, 2017 and 2016, respectively, to a joint venture in the company’s Commercial Truck & Trailer segment, which are eliminated as the company purchases these components back after value add provided by the joint venture. The company had purchases from its non-consolidated joint ventures of approximately $843 million, $787 million and $753 million in fiscal years 2018, 2017 and 2016, respectively. Additionally, the company leases space and provides certain administrative and technical services to various non-consolidated joint ventures. The company collected $11 million, $6 million and $12 million for such leases and services during fiscal years 2018, 2017 and 2016, respectively.

Amounts due from the company’s non-consolidated joint ventures were $43 million and $36 million at September 30, 2018 and 2017, respectively, and are included in Receivables, trade and other, net in the consolidated balance sheet. Amounts due to the company’s non-consolidated joint ventures were $110 million and $99 million at September 30, 2018 and 2017, respectively, and are included in Accounts payable in the consolidated balance sheet.

The fair value of the company’s investment in its Automotive Axles Limited joint venture was approximately $91 million and $72 million at September 30, 2018 and 2017, respectively, based on quoted market prices as this joint venture is listed and publicly traded on the Bombay Stock Exchange in India.
The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or had absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At September 30, 2018 and 2017, the company’s investment in the joint venture was $63 million and $54 million, respectively, representing the company’s maximum exposure to loss. This amount is included in investments in non-consolidated joint ventures (see Note 13).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows (in millions):

	September 30,
	2018	2017
Compensation and benefits	$122	$117
Income taxes	27	11
Taxes other than income taxes	25	34
Accrued interest	11	9
Product warranties	19	18
Environmental reserves (see Note 24)	8	5
Restructuring (see Note 6)	3	5
Asbestos-related liabilities (see Note 24)	18	19
Indemnity obligations (see Note 24)	1	2
Other	56	52
Other current liabilities	$290	$272
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

A summary of the changes in product warranties is as follows (in millions):

	September 30,
	2018	2017	2016
Total product warranties – beginning of year	$45	$44	$48
Accruals for product warranties	22	14	10
Payments	(16)	(17)	(14)
Change in estimates and other	3	4	—
Total product warranties – end of year	54	45	44
Less: non-current product warranties (see Note 16)	(35)	(27)	(26)
Product warranties – current	$19	$18	$18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. OTHER LIABILITIES

Other liabilities are summarized as follows (in millions):

	September 30,
	2018	2017
Asbestos-related liabilities (see Note 24)	$193	$124
Restructuring (see Note 6)	1	1
Deferred income tax liabilities (see Note 23)	16	12
Liabilities for uncertain tax positions (see Note 23)	48	32
Product warranties (see Note 15)	35	27
Environmental (see Note 24)	9	4
Indemnity obligations (see Note 24)	9	10
Other	21	29
Other liabilities	$332	$239

17. LONG-TERM DEBT

Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	September 30,
	2018	2017
3.25 percent convertible notes due 2037 (1)(3)	$318	$317
4.0 percent convertible notes due 2027(1)(4)	24	24
7.875 percent convertible notes due 2026(1)(5)	22	22
6.75 percent notes due 2021(2)(6)	—	173
6.25 percent notes due 2024(2)(7)	444	443
Capital lease obligation	7	12
Borrowings and securitization	46	89
Unamortized discount on convertible notes (8)	(37)	(42)
Subtotal	824	1,038
Less: current maturities	(94)	(288)
Long-term debt	$730	$750
(1) The 3.25 percent, 4.0 percent and 7.875 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2025, 2019 and 2020, respectively.
(2) The 6.75 percent and 6.25 percent notes contain a call option, which allows for early redemption by the issuer.
(3) The 3.25 percent convertible notes due 2037 are presented net of $7 million and $8 million unamortized issuance costs as of September 30, 2018 and September 30, 2017, respectively.
(4) The 4.0 percent convertible notes due 2027 are presented net of unamortized issuance costs of an insignificant amount as of September 30, 2018 and September 30, 2017.
(5) The 7.875 percent convertible notes due 2026 are presented net of unamortized issuance costs of an insignificant amount as of September 30, 2018 and September 30, 2017, and $1 million original issuance discount as of September 30, 2018 and September 30, 2017.
(6) The 6.75 percent notes due 2021 are presented net of $2 million unamortized issuance costs as of September 30, 2017.
(7) The 6.25 percent notes due 2024 are presented net of $6 million and $7 million unamortized issuance costs as of September 30, 2018 and September 30, 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(8) The carrying amount of the equity component related to convertible debt.
Repurchase of Debt Securities
On September 28, 2017, the company redeemed $100 million of the $275 million aggregate principal amount outstanding of the company's 6.75 percent notes due 2021 (the "6.75 Percent Notes") at a price of $1,033.75 per $1,000 of principal amount, plus accrued and unpaid interest. As a result, a loss on debt extinguishment of $5 million was recorded in the company's consolidated statement of operations within Interest expense, net. The redemption was made under the company's July 2016 debt repurchase authorization (see Note 19). On November 2, 2017, the company redeemed the remaining $175 million aggregate principal amount outstanding of the company's 6.75 Percent Notes at a price of $1,033.75 per $1,000 of principal amount, plus accrued and unpaid interest. The redemption resulted in a loss on debt extinguishment of approximately $8 million. The loss on debt extinguishment is included in Interest expense, net in the consolidated statement of operations. The redemption was made pursuant to a special authorization from the Board of Directors in connection with the sale of the company's interest in Meritor WABCO in the fourth quarter of fiscal year 2017.
The company used the net proceeds, after issuance costs and discounts, of approximately $317 million from the offering of the 3.25 percent senior convertible notes due 2037 (the "3.25 Percent Convertible Notes") to acquire portions of its outstanding 7.875 percent senior convertible notes due 2026 (the "7.875 Percent Convertible Notes") and its 4.0 percent senior convertible notes due 2027 (the "4.0 Percent Convertible Notes") in transactions that settled concurrently with the closing of the 3.25 Percent Convertible Note offering on September 22, 2017. In total, the company repurchased $117 million of the $140 million principal amount of its 7.875 Percent Convertible Notes and $119 million of the $143 million principal amount of its 4.0 Percent Convertible Notes. The 7.875 Percent Convertible Notes and 4.0 Percent Convertible Notes were repurchased at premiums equal to 130 percent and 16 percent, respectively, above their principal amount. These repurchases were accounted for as extinguishments of debt, and accordingly the company recognized a loss on debt extinguishment of $31 million in the aggregate ($23 million with respect to the 7.875 Percent Convertible Notes and $8 million with respect to the 4.0 Percent Convertible Notes). The loss on extinguishment was recorded in the consolidated statement of operations within Interest expense, net during fiscal year 2017.
On March 1, 2016, substantially all $55 million principal amount outstanding of the company's 4.625 percent convertible notes due 2026 (the "4.625 Percent Convertible Notes") were repurchased at 100 percent of their face value. On April 15, 2016, the remaining 4.625 Percent Convertible Notes were redeemed at 100 percent of the face value. As of September 30, 2016, none of the 4.625 Percent Convertible Notes were outstanding. The repurchases were made under the company's equity and equity linked repurchase authorization (see Note 19). The repurchase program under this authorization was complete as of September 30, 2016.
Current Classification of 4.0 Percent Convertible Notes
The 4.0 Percent Convertible Notes were classified as current as of September 30, 2018 as the securities are redeemable at the option of the holder on February 15, 2019, at a repurchase price in cash equal to 100 percent of the accreted principal amount of the securities to be repurchased plus accrued and unpaid interest. The 4.0 Percent Convertible Notes were classified as noncurrent as of September 30, 2017.
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
Current Classification of 7.875 Percent Convertible Notes
The 7.875 Percent Convertible Notes were classified as current as of September 30, 2018 as the holders are entitled to convert all or a portion of their 7.875 Percent Convertible Notes at any time beginning October 1, 2018 and prior to the close of business on December 31, 2018 at a rate of 83.3333 shares of common stock per $1,000 principal amount at maturity of the 7.875 Percent Convertible Notes (representing a conversion price of approximately $12.00 per share). The 7.875 Percent Convertible Notes are convertible as the closing price of shares of the company's common stock for at least 20 trading days during the 30 consecutive trading-day period ending on September 28, 2018 was greater than 120 percent of the $12.00 conversion price associated with the 7.875 Percent Convertible Notes.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
As a result of the 7.875 Percent Convertible Notes becoming currently convertible for cash up to the principal amount of $23 million at the holder's option, $1 million and $2 million of permanent equity was reclassified as mezzanine equity as of September 30, 2018 and September 30, 2017, respectively.

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
The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At September 30, 2018, the revolving credit facility was collateralized by approximately $875 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company's current corporate credit rating. At September 30, 2018, the margin over LIBOR rate was 275 basis points, and the commitment fee was 37.5 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 175 basis points.
Certain of the company's subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly held notes outstanding under the company's indentures (see Note 28).
No borrowings were outstanding under the revolving credit facility at September 30, 2018 and September 30, 2017. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At September 30, 2018 and September 30, 2017, there were no letters of credit outstanding under the revolving credit facility.

Debt Securities
In December 2017, the company filed a shelf registration statement with the SEC, registering an indeterminate amount of debt and/or equity securities that the company may offer in one or more offerings on terms to be determined at the time of sale. The December 2017 shelf registration statement superseded and replaced the shelf registration statement filed in December 2014, as amended.
3.25 Percent Convertible Notes
On September 22, 2017, the company issued $325 million principal amount of the 3.25 Percent Convertible Notes. The 3.25 Percent Convertible Notes were sold in an underwritten offering to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The 3.25 Percent Convertible Notes were issued in minimum denominations of $1,000 principal amount per note and multiples of $1,000 in excess thereof. Net proceeds received by the company, after issuance costs and discounts, were approximately $317 million.
The company pays 3.25 percent cash interest per year on the principal amount of the 3.25 Percent Convertible Notes, payable semi-annually in arrears on April 15 and October 15 of each year, beginning April 15, 2018, to holders of record at the close of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

business on the preceding April 1 or October 1, respectively. Interest accrues on the principal amount of the 3.25 Percent Convertible Notes from and including the date the 3.25 Percent Convertible Notes were issued or from and including the last date in respect of which interest has been paid or provided for, as the case may be, to, but excluding, the next interest payment date.
The 3.25 Percent Convertible Notes are fully and unconditionally guaranteed on a senior unsecured basis by the company’s wholly-owned subsidiaries that guarantee the company’s amended and restated revolving credit facility. The 3.25 Percent Convertible Notes are the company’s senior unsecured obligations and rank equally in right of payment with all of the company’s existing and future senior unsecured indebtedness and effectively junior to any of the company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness. The guarantee by each subsidiary guarantor will rank equally with existing and future senior unsecured indebtedness of such subsidiary and effectively junior to all of the existing and future secured indebtedness of such subsidiary, to the extent of the value of the assets securing such indebtedness.
The 3.25 Percent Convertible Notes will be convertible into cash up to the principal amount of the 3.25 Percent Convertible Notes surrendered for conversion and the company will pay or deliver, as the case may be, cash, shares of the company’s common stock or a combination of cash and shares of the company’s common stock, at the company’s election, in respect of the remainder, if any, of the company’s conversion obligation in excess of the principal amount of the notes being converted. The initial conversion rate, subject to adjustment, is 25.0474 shares of common stock per $1,000 principal amount of the 3.25 Percent Convertible Notes (which represents an initial conversion price of $39.92 per share). Holders may convert their notes, at their option, only under the following circumstances prior to the close of business on the business day immediately preceding July 15, 2037, other than during the period from and including July 15, 2025 to the close of business on the business day immediately preceding October 15, 2025:
•during any calendar quarter after the calendar quarter ending on December 31, 2017, if the closing sale price of the company’s common stock for 20 or more trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter equals or exceeds 130 percent of the applicable conversion price on each applicable trading day;
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
During the period from and including July 15, 2025 to the close of business on the business day immediately preceding October 15, 2025, and on or after July 15, 2037 until the close of business on the business day immediately preceding the maturity date, holders may convert 3.25 Percent Convertible Notes at any time, regardless of the foregoing circumstances.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

company's indenture dated as of April 1, 1998, as supplemented. The Initial 6.25 Percent Notes were issued at 100 percent of their principal amount. The proceeds from the sale of the Initial 6.25 Percent Notes were $225 million and, together with cash on hand, were primarily used to repurchase $250 million principal amount of the company’s previously outstanding 10.625 percent notes due 2018.
On June 11, 2015, the company completed a public offering of an additional $225 million aggregate principal amount of 6.25 percent notes due 2024 (the "Additional 6.25 Percent Notes") in an underwritten public offering pursuant to the company's December 2014 shelf registration statement. The proceeds from the sale of the Additional 6.25 Percent Notes were used to replenish available cash used to pay $179 million, including premium and fees, to repurchase $110 million principal amount at maturity of the company's 7.875 Percent Convertible Notes. The company used the remaining net proceeds to purchase an annuity to satisfy its obligations under the Canadian and German pension plans for its employees and for general corporate purposes. The Additional 6.25 Percent Notes constitute a further issuance of, and are fungible with, the $225 million aggregate principal amount of Initial 6.25 Percent Notes that the company issued on February 13, 2014 and form a single series with the Initial 6.25 Percent Notes (collectively, the "6.25 Percent Notes"). The Additional 6.25 Percent Notes have terms identical to the Initial 6.25 Percent Notes, other than issue date and offering price, and have the same CUSIP number as the Initial 6.25 Percent Notes. Upon completion of the offering, the aggregate principal amount of outstanding 6.25 Percent Notes was $450 million.
The 6.25 Percent Notes bear interest at a fixed rate of 6.25 percent per annum. The company pays interest on the 6.25 Percent Notes semi-annually in arrears on February 15 and August 15 of each year. The 6.25 Percent Notes constitute senior unsecured obligations of the company and rank equally in right of payment with existing and future senior unsecured indebtedness and effectively junior to existing and future secured indebtedness. The 6.25 Percent Notes are guaranteed on a senior unsecured basis by each of the company's subsidiaries from time to time guaranteeing its senior secured credit facility. The guarantees rank equally with existing and future senior unsecured indebtedness of the guarantors and will be effectively subordinated to all of the existing and future secured indebtedness of the guarantors, to the extent of the value of the assets securing such indebtedness.
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
6.75 Percent Notes
On May 31, 2013, the company completed an offering of debt securities consisting of the issuance of $275 million principal amount of the 6.75 Percent Notes. The offering and sale were made pursuant to the company's February 2012 shelf registration statement. The 6.75 Percent Notes were issued under the company's indenture dated as of April 1, 1998, as supplemented. The 6.75 Percent Notes were issued at 100 percent of their principal amount. The proceeds from the sale of the 6.75 Percent Notes were $275 million and were primarily used to complete a cash tender offer for $167 million of the 8.125 percent notes due 2015.
The 6.75 Percent Notes bore interest at a fixed rate of 6.75 percent per annum. The company paid interest on the 6.75 Percent Notes semi-annually in arrears on June 15 and December 15 of each year. The 6.75 Percent Notes constituted senior unsecured obligations of the company and ranked equally in right of payment with existing and future senior unsecured indebtedness and effectively junior to existing and future secured indebtedness to the extent of the security therefor. The 6.75 Percent Notes were guaranteed on a senior unsecured basis by each of the company's subsidiaries from time to time guaranteeing its senior secured credit facility. The guarantees ranked equally with existing and future senior unsecured indebtedness of the guarantors and were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

effectively subordinated to all of the existing and future secured indebtedness of the guarantors, to the extent of the value of the assets securing such indebtedness.
Prior to June 15, 2016, the company could redeem, at its option, from time to time, the 6.75 Percent Notes, in whole or in part, at a redemption price equal to 100 percent of the principal amount of the 6.75 Percent Notes to be redeemed plus an applicable make-whole premium (as defined in the indenture under which the 6.75 Percent Notes were issued) and any accrued and unpaid interest. On or after June 15, 2016, the company could redeem, at its option, from time to time, the 6.75 Percent Notes, in whole or in part, at the redemption prices (expressed as percentages of the principal amount of the 6.75 Percent Notes to be redeemed) set forth below, plus accrued and unpaid interest, if any, had they been redeemed during the 12-month period beginning on June 15 of the years indicated below:

Year	Redemption Price
2016	105.063%
2017	103.375%
2018	101.688%
2019 and thereafter	100.000%
Prior to June 15, 2016, the company could also redeem, at its option, from time to time, up to 35 percent of the aggregate principal amount of the 6.75 Percent Notes with the net cash proceeds of one or more public sales of the company's common stock at a redemption price equal to 106.75 percent of the principal amount, plus accrued and unpaid interest, if any, so long as at least 65 percent of the aggregate principal amount of 6.75 Percent Notes originally issued remained outstanding after each such redemption and notice of any such redemption was mailed within 90 days after any such sale of common stock.
If a Change of Control (as defined in the indenture under which the 6.75 Percent Notes were issued) occurred, unless the company had exercised its right to redeem the 6.75 Percent Notes, each holder of 6.75 Percent Notes could have required the company to repurchase some or all of such holder's 6.75 Percent Notes at a purchase price equal to 101 percent of the principal amount of the 6.75 Percent Notes to be repurchased, plus accrued and unpaid interest, if any.
As of September 30, 2018, the 6.75 Percent Notes were fully redeemed. As of September 30, 2017, $173 million principal amount of the 6.75 Percent Notes remained outstanding.
7.875 Percent Convertible Notes
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
The company pays 7.875 percent cash interest on the principal amount of the 7.875 Percent Convertible Notes semi-annually in arrears on June 1 and December 1 of each year to holders of record at the close of business on the preceding May 15 and November 15, respectively, and at maturity to the holders that present the 7.875 Percent Convertible Notes for payment. Interest accrues on the principal amount thereof from and including the date the 7.875 Percent Convertible Notes were issued or from and including the last date in respect of which interest has been paid or provided for, as the case may be, to, but excluding, the next interest payment date.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Approximately $23 million principal amount of the 7.875 Percent Convertible Notes remained outstanding as of September 30, 2018 and September 30, 2017.
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
Prior to February 15, 2025, holders may convert their notes only under the following circumstances:

•
during any calendar quarter, if the closing sale price of the company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120 percent of the applicable conversion price;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Approximately $24 million principal amount of the 4.0 Percent Convertible Notes remained outstanding as of September 30, 2018 and September 30, 2017.
The following table summarizes the principal amounts and related unamortized discount on all convertible notes (in millions):

	September 30, 2018	September 30, 2017
Principal amount of convertible notes	$372	$372
Unamortized discount on convertible notes	(45)	(51)
Net carrying value	$327	$321
The following table summarizes other information related to the convertible notes:

	Convertible Notes
	4.0%	7.875%	3.25%
Total amortization period for debt discount (in years):	12	8	8
Remaining amortization period for debt discount (in years):	1	2	7
Effective interest rates on convertible notes:	7.9%	10.9%	5.6%
The following table summarizes interest costs recognized on convertible notes (in millions):

	Year Ended September 30,
	2018	2017	2016
Contractual interest coupon	$17	$17	$18
Amortization of debt discount	2	8	8
Repurchase of convertible notes	—	31	—
Total	$19	$56	$26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Debt Maturities
As of September 30, 2018, the company is contractually obligated to make payments as follows (in millions):

	Total	2019	2020	2021	2022	2023	Thereafter (2)
Total debt (1)	$875	$2	$1	$48	$1	$—	$823

(1)	Total debt excludes unamortized discount on convertible notes of $37 million, unamortized issuance costs of $13 million, and original issuance discount of $1 million.

(2)
Includes the company's 6.25 percent notes, which contains a call feature that allows for early redemption and includes the company's 3.25 percent, 4.0 percent and 7.875 percent convertible notes, which contain a put and call feature that allows for earlier redemption beginning in 2025, 2019 and 2020, respectively.

Capital Leases
In March 2012, the company entered into a master lease agreement with Wells Fargo Equipment Finance, under which the company can enter into lease arrangements for equipment. Each lease term is for 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. The company had $1 million and $3 million outstanding under this capital lease arrangement as of September 30, 2018 and 2017, respectively. In addition, the company had another $6 million and $10 million outstanding through other capital lease arrangements as of September 30, 2018 and 2017, respectively.
As of September 30, 2018, the future minimum lease payments for noncancelable capital leases with initial terms in excess of one year were as follows:

	Total	2019	2020	2021	2022	2023	Thereafter
Capital lease obligation	$9	$2	$2	$2	$2	$1	$—
Less amounts representing interest	(2)	(1)	(1)	—	—	—	—
Principal on capital lease	$7	$1	$1	$2	$2	$1	$—
Letter of Credit Facilities
On February 21, 2014, the company entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, which expires in March 2019, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $25 million. This facility contains covenants and events of default generally similar to those existing in the company’s public debt indentures. There were $1 million and $18 million of letters of credit outstanding under this facility at September 30, 2018 and 2017, respectively. The company had another $19 million and $5 million of letters of credit outstanding through other letter of credit facilities as of September 30, 2018 and 2017, respectively.
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
Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the unpaid amount exceeds $35 million per bank. As of September 30, 2018 and 2017, the company had $22 million and $24 million, respectively, outstanding under this program at more than one bank.
Operating Leases
The company has various operating leasing arrangements. Future minimum lease payments under these operating leases are $17 million in 2019, $14 million in 2020, $13 million in 2021, $13 million in 2022, $13 million in 2023 and $25 million thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. FINANCIAL INSTRUMENTS

The company’s financial instruments include cash and cash equivalents, short-term debt, long-term debt, and foreign exchange forward and options contracts. The company uses derivatives for hedging and non-trading purposes in order to manage its foreign exchange rate exposures.

Foreign Exchange Contracts
As a result of the company’s substantial international operations, it is exposed to foreign currency risks that arise from normal business operations, including in connection with transactions that are denominated in foreign currencies. In addition, the company translates sales and financial results denominated in foreign currencies into U.S. dollars for purposes of its consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on reported revenues and operating income, while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal year 2016, our reported financial results were adversely affected by appreciation of the U.S. dollar against foreign currencies. For fiscal years 2017 and 2018, our reported financial results benefited from depreciation of the U.S. dollar against foreign currencies.

The company has a foreign currency cash flow hedging program to reduce the company’s exposure to changes in exchange rates on foreign currency purchases and sales. The company uses foreign currency forward contracts to manage the company’s exposures arising from foreign currency exchange risk. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under this foreign currency cash flow hedging program, the company has designated the foreign exchange contracts as cash flow hedges of underlying forecasted foreign currency purchases and sales. Changes in the fair value of these contracts are recorded in accumulated other comprehensive loss (AOCL) in the consolidated balance sheet and are recognized in operating income when the underlying forecasted transaction impacts earnings. The terms of these contracts generally require the company to place cash on deposit as collateral if the fair value of these contracts represents a liability for the company and exceeds the collateral threshold. The fair values of the foreign exchange derivative instruments and any related collateral cash deposits are presented on a net basis as the derivative contracts are subject to master netting arrangements.

At September 30, 2018, 2017 and 2016, the notional amount of the company's foreign exchange contracts outstanding under its foreign currency cash flow hedging program was $154 million, $126 million, and $190 million, respectively. The company classifies the cash flows associated with these contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

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

The following table summarizes the impact of the company’s derivatives instruments on comprehensive income for fiscal years ended September 30 (in millions):

	Location of Gain (Loss)	2018	2017	2016
Derivatives designated as hedging instruments:
Amount of gain (loss) recognized in AOCL	AOCL	$3	$(1)	$(3)
Amount of gain (loss) reclassified from AOCL into income	Cost of Sales	(1)	1	(4)
Derivatives not designated as hedging instruments: Amount of gain (loss) recognized in income	Cost of Sales	(2)	1	(1)
Derivatives not designated as hedging instruments: Amount of gain (loss) recognized in income	Other Income (expense)	2	—	(1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	September 30, 2018		September 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$115	$115	$88	$88
Short-term debt	94	116	288	329
Long-term debt	730	776	750	859
Foreign exchange forward contracts (other assets)	2	2	—	—
Foreign exchange forward contracts (other liabilities)	—	—	3	3
Foreign currency option contracts (other assets)	—	—	3	3
Cross-currency Swap (other assets)	6	6	—	—

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	September 30, 2018			September 30, 2017
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Asset
Foreign exchange forward contract	2	—	2	—	—	—
Cross-currency swap	6	—	6	—	—	—
Derivative Liabilities
Foreign exchange forward contract	—	—	—	3	—	3
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair value of financial instruments by the valuation hierarchy at September 30, 2018 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$115	$—	$—
Short-term debt	—	114	2
Long-term debt	—	771	5
Foreign exchange forward contracts (asset)	—	2	—
Foreign exchange forward contracts (liability)	—	—	—
Foreign currency option contracts (other assets)	—	—	—
Cross-currency Swap (other assets)	—	6	—

Fair value of financial instruments by the valuation hierarchy at September 30, 2017 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$88	$—	$—
Short-term debt	—	325	4
Long-term debt	—	851	8
Foreign exchange forward contracts (asset)	—	—	—
Foreign exchange forward contracts (liability)	—	3	—
Foreign currency option contracts (other assets)	—	—	3
Cross-currency Swap (other assets)	—	—	—

The tables below provide a reconciliation of changes in fair value of the Level 3 financial assets and liabilities measured at fair value in the consolidated balance sheet for the twelve months ended September 30, 2018 and September 30, 2017, respectively. No transfers of assets between any of the Levels occurred during these periods.

Twelve months ended September 30, 2018 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2017	$2	$1	$3
Total unrealized gains (losses):
Included in other income	—	—	—
Included in cost of sales	(1)	(1)	(2)
Total realized gains (losses):
Included in other income	1	—	1
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Settlements	(2)	—	(2)
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	—	—	—
Fair Value as of September 30, 2018	$—	$—	$—
(1) Transfers as of the last day of the reporting period

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Twelve months ended September 30, 2017 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2016	$—	$2	$2
Total unrealized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	2	2
Total realized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	1	1	2
Settlements	(2)	(1)	(3)
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	3	(3)	—
Fair Value as of September 30, 2017	$2	$1	$3
(1) Transfers as of the last day of the reporting period
Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents at September 30, 2018 or September 30, 2017.
     Short- and long-term debt — Fair values are based on transaction prices at public exchange for publicly traded debt. For debt instruments that are not publicly traded, fair values are based on interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms and remaining maturities.
Foreign exchange forward contracts — The company uses foreign exchange forward purchase and sale contracts with terms of 15 months or less to hedge its exposure to changes in foreign currency exchange rates. The fair value of foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. For derivative instruments that are designated and qualify as cash flow hedges, changes in the fair value of the contracts are recorded in AOCL in the statement of shareholders’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings.
Foreign currency option contracts — The company uses option contracts to mitigate foreign exchange exposure on expected future Indian Rupee-denominated purchases. As of September 30, 2018 and September 30, 2017, the notional amount of the company's Indian rupee foreign exchange contracts outstanding was $180 million and $172 million, respectively. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.
The company uses option contracts to mitigate foreign exchange exposure on expected future South Korean won-denominated purchases. As of September 30, 2018 , the notional amount of the company’s South Korean won option contracts outstanding was $41 million. As of September 30, 2017, there were no South Korean won foreign exchange option contracts outstanding. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.
The company uses foreign currency option contracts to mitigate foreign currency exposure on expected future Brazilian real-denominated purchases. As of September 30, 2018, the notional amount of the company's Brazilian real foreign exchange contracts outstanding was $16 million. As of September 30, 2017, there were no Brazilian real foreign exchange option contracts outstanding. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.
The company uses option contracts to mitigate the risk of volatility in the translation of euro earnings to U.S. dollars. As of September 30, 2018, there were no euro foreign exchange option contracts outstanding. As of September 30, 2017, the notional

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

amount of the company’s euro option contracts outstanding was $58 million. These option contracts did not qualify for a hedge accounting election. Changes in fair value associated with these contracts are recorded in the consolidated statement of operations in other income, net.
The company uses option contracts to mitigate the risk of volatility in the translation of Swedish krona to U.S. dollars. As of September 30, 2018, there were no Swedish krona foreign exchange option contracts outstanding. As of September 30, 2017, the notional amount of the company’s Swedish krona option contracts outstanding was $71 million. These option contracts did not qualify for a hedge accounting election. Changes in fair value associated with these contracts are recorded in the consolidated statement of operations in other income, net.
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
In the third quarter of fiscal year 2018, the company entered into multiple cross-currency swaps with a combined notional amount of $225 million. As of September 30, 2018, the notional amount of the company's cross-currency swap contracts outstanding was $225 million. These swaps hedged a portion of the net investment in a certain European subsidiary against volatility in the EUR/USD foreign exchange rate. They mature in May 2021.
The fair value of cross-currency swap contracts is based on a model which incorporates observable inputs, including quoted spot rates, forward exchange rates and discounted future expected cash flows, utilizing market interest rates with similar quality and maturity characteristics.

19. SHAREHOLDERS’ EQUITY

Common Stock
The company is authorized to issue 500 million shares of common stock, with a par value of $1 per share, and 30 million shares of Preferred Stock, without par value, of which 2 million shares are designated as Series A Junior Participating Preferred Stock ("Junior Preferred Stock"). No shares of Preferred Stock or Junior Preferred Stock have been issued.

In the first quarter of fiscal year 2018, the company filed a shelf registration statement with the SEC, registering an indeterminate amount of debt and/or equity securities that may be offered in one or more offerings on terms to be determined at the time of sale.

The company has reserved approximately 13 million shares of common stock in connection with its 2010 Long-Term Incentive Plan, as amended ("LTIP") for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, restricted share units and stock awards to key employees and directors. At September 30, 2018, there were 4.3 million shares available for future grants under the LTIP.

Repurchase Authorizations

On November 2, 2018, the Board of Directors authorized the repurchase of up to $200 million of the company's common stock and up to $100 million aggregate principal amount of any of the company's debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company's debt covenants. These authorizations supersede the remaining authority under the prior July 2016 repurchase authorizations.

On July 21, 2016, the Board of Directors authorized the repurchase of up to $100 million of the company’s common stock and up to $150 million aggregate principal amount of any of the company’s debt securities (including convertible debt securities),

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

in each case from time to time through open market purchases, privately negotiated transactions or otherwise, until September 30, 2019, subject to compliance with legal and regulatory requirements and the company's debt covenants. This repurchase authorization superseded and replaced the January 2015 repurchase authorization described below.

During fiscal year 2018, the company repurchased 4.5 million shares of common stock for $100 million (including commission costs), pursuant to this authorization. The repurchase program under the $100 million equity repurchase authorization was complete as of September 30, 2018. The amount remaining available for repurchases under the debt repurchase authorization was $50 million as of September 30, 2018. There was an insignificant amount of common stock and $100 million in debt security repurchases that were made under these authorizations during fiscal year 2017.
In June 2014, the company's Board of Directors authorized the repurchase of up to $210 million of the company's equity and equity-linked securities (including convertible debt securities), subject to the achievement of its M2016 net debt reduction target and compliance with legal and regulatory requirements and its debt covenants. During fiscal year 2016, the company repurchased 8.7 million shares of common stock for $81 million (including commission costs) and all $55 million outstanding principal amount 4.625% convertible notes at 100 percent of the face value of the notes. In the aggregate, the company repurchased 12.8 million of its shares of common stock for $136 million (including commission costs), $19 million principal amount of its 4.0 percent convertible notes, and all of the $55 million outstanding principal amount 4.625% convertible notes at 100 percent of the face value of the notes (see Note 17). The repurchase program under the $210 million authorization was complete as of September 30, 2016.
In January 2015, the Offering Committee of the company's Board of Directors authorized the repurchase of up to $150 million aggregate principal amount of any of the company's debt securities (including convertible debt securities). No repurchases were made under this authorization prior to its replacement with the authorization in July 2016 described above.

Accumulated Other Comprehensive Loss (AOCL)
The components of AOCL as reported in the Consolidated Balance Sheet and Statement of Equity (Deficit), and the changes in AOCL by components, net of tax, are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss)	Total
Balance at September 30, 2017	$(41)	$(500)	$(4)	$(545)
Other comprehensive income (loss) before reclassification	(49)	8	3	(38)
Amounts reclassified from accumulated other comprehensive loss	—	16	1	17
Net current-period other comprehensive income (loss)	$(49)	$24	$4	$(21)
Balance at September 30, 2018	$(90)	$(476)	$—	$(566)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Amortization of prior service credits	$(35)	(a)
Amortization of actuarial losses	46	(a)
Recognized prior service costs and actuarial losses due to settlement	6	(a)
	17	Total before tax
	(1)	Tax (benefit) expense
	$16	Net of tax
Total reclassifications for the period	$16	Net of tax

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

20. EQUITY BASED COMPENSATION

Stock Options
Under the company’s incentive plans, stock options are typically granted at prices equal to the fair value on the grant date and have a maximum term of 10 years. Stock options generally vest over a three-year period from the grant date. There were 0.2 million stock options that were exercised in fiscal year 2017. No stock options were granted or exercised during fiscal years 2018 or 2016. No stock options were granted in fiscal year 2017. There were no stock options outstanding as of September 30, 2018.

Stock-based compensation is measured at the grant date based on the fair value of the award and is generally recognized as expense ratably on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.
Compensation expense is recognized for the non-vested portion of previously issued stock options. No compensation expense associated with the expensing of stock options was recognized in fiscal years 2018, 2017 or 2016.

Restricted Stock and Restricted Share Units
The company has granted shares of restricted stock and restricted share units to certain employees and non-employee members of the Board of Directors in accordance with the existing plans. The company measures the grant date fair value of these stock-based awards at the market price of the company’s common stock as of the date of the grant. Employee awards typically vest at the end of three years and are subject to continued employment by the employee. Compensation cost associated with stock-based awards is recognized ratably over the vesting period. Cash dividends on the restricted stock, if any, are reinvested in additional shares of common stock during the vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a rollforward of the company’s non-vested restricted stock and restricted share units as of September 30, 2018, and the activity during fiscal year 2018 is summarized as follows (shares in thousands):

Non-vested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested - beginning of year	1,514	$12.10
Granted	355	24.93
Vested	(361)	13.91
Forfeited	(44)	17.98
Non-vested - end of year	1,464	14.59

In fiscal years 2018, 2017 and 2016, the company granted 0.4 million, 0.6 million, and 0.7 million shares of restricted stock and restricted share units, respectively. The grant date weighted average fair value of these restricted share units was $24.93, $13.29 and $9.72 for shares of restricted stock and restricted share units granted in fiscal years 2018, 2017 and 2016, respectively. The number of non-vested restricted shares and restricted share units as of September 30, 2018 was 1.5 million. The per share weighted average fair value of these non-vested shares was $14.59.

As of September 30, 2018, there was $8 million of total unrecognized compensation costs related to non-vested restricted shares and restricted share units. These costs are expected to be recognized over a weighted average period of 1.02 years. Total compensation expense recognized for restricted stock and restricted share units was $8 million, $7 million and $5 million in fiscal years 2018, 2017 and 2016, respectively.

Performance Share Units
The company has granted performance share units to all executives eligible to participate in the LTIP. The company measures the grant date fair value of these units-based awards at the market price of the company’s common stock as of the date of the grant. Compensation cost associated with these stock-based awards is recognized ratably over the vesting period.

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
The actual number of performance share units that will vest depends upon the company’s performance relative to the established performance metrics for the three-year performance period of October 1, 2017 to September 30, 2020, measured at the end of the performance period. The actual number of performance share units that will vest will depend on adjusted EBITDA margin and adjusted diluted earnings per share from continuing operations at the following weights: 50% associated with achieving an adjusted EBITDA margin target and 50% associated with achieving an adjusted diluted earnings per share from continuing operations target. The number of performance share units that vest will be between 0% and 200% of the grant date amount of 0.3 million performance share units.
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
The actual number of performance share units that will vest depends upon the company’s performance relative to the established M2019 goals for the three-year performance period of October 1, 2016 to September 30, 2019, measured at the end of the performance period. The number of performance share units that vest will depend on meeting the established M2019 goals at the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

following weights: 50% associated with achieving an Adjusted diluted earnings per share from continuing operations target, 25% associated with achieving targets for revenue growth above market and 25% associated with achieving a Net debt to Adjusted EBITDA target. The number of performance share units that vest will be between 0% and 200% of the grant date amount of 0.6 million performance share units.

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
The following is a rollforward of the company’s non-vested performance share units as of September 30, 2018, and the activity during fiscal year 2018 is summarized as follows (shares in thousands):

Non-vested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested - beginning of year	1,813	$11.93
Granted	362	24.69
Vested	(411)	13.11
Forfeited	(152)	15.26
Non-vested - end of year	1,612	14.18
There were 0.4 million performance share units granted during fiscal 2018 and 1.6 million of non-vested performance shares as of September 30, 2018. The per share weighted average fair value of the performance share units was $14.18 as of September 30, 2018.
For the years ended September 30, 2018, 2017 and 2016, compensation cost recognized related to the performance share units was $14 million, $14 million and $6 million, respectively. As of September 30, 2018, there were $12 million of total unrecognized compensation costs related to non-vested performance share unit equity compensation arrangements. These costs are expected to be recognized over a weighted average period of 1.05 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The mortality assumptions for participants in the company’s U.S. plans incorporates future mortality improvements from tables published by the Society of Actuaries ("SOA"). In October 2014, the SOA issued new mortality and mortality improvement tables that raised the life expectancies. The company reviewed the new SOA mortality and mortality improvement tables and utilized an actuary to conduct a study based on the company’s plan participants. The company determined that the best representation of the plans' mortality is to utilize the new SOA mortality and mortality improvement tables as the reference table for credibility-weighted mortality rates, blended with company-specific mortality based on the study conducted by the actuary. The company incorporated the updated tables into the 2015 year-end measurement of the plans’ benefit obligations. As a result of this change in actuarial assumption, the company’s U.S. OPEB obligations decreased by $18 million in the fourth quarter of fiscal year 2015. The company considers improvement scales released annually by the SOA. In fiscal year 2018, the company adopted a modified MP-2017 scale. Adopting the modified MP-2017 scale did not have a material effect on the company's U.S. OPEB obligations.

The company’s retiree medical obligations were measured as of September 30, 2018, 2017, and 2016. The following are the assumptions used in the measurement of the accumulated postretirement benefit obligation ("APBO") and retiree medical expense:

	2018	2017	2016
Discount rate	4.05%	3.32%	3.45%
Health care cost trend rate	6.18%	6.52%	7.10%
Ultimate health care trend rate	4.63%	4.65%	4.75%
Year ultimate rate is reached	2024	2024	2024

The assumptions noted above are used to calculate the APBO for each fiscal year end and retiree medical expense for the subsequent fiscal year.

The discount rate is used to calculate the present value of the APBO. This rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical benefits. The company has used the corporate AA/Aa bond rate for this assumption. The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. The company’s projection for fiscal year 2019 health care cost trend rate is 6.18 percent.

The APBO as of the September 30, 2018 and 2017 measurement dates are summarized as follows (in millions):

	2018	2017
Retirees	$86	$104
Employees eligible to retire	—	—
Total	$86	$104

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following reconciles the change in APBO and the amounts included in the consolidated balance sheet for years ended September 30, 2018 and 2017, respectively (in millions):

	2018	2017
APBO — beginning of year	$104	$445
Interest cost	3	14
Actuarial loss gain	(5)	(8)
Plan amendment	—	(315)
Foreign currency rate changes	(1)	—
Benefit payments (1)	(15)	(32)
APBO — end of year	86	104
Retiree medical liability	$86	$104

(1)	Net of subsidies and rebates available under Employer Group Waiver Plan ("EGWP").

Actuarial losses(gains) relate to changes in the discount rate and other actuarial assumptions. In accordance with ASC Topic 715, "Compensation – Retirement Benefits", a portion of the actuarial losses is not subject to amortization. The actuarial losses that are subject to amortization are generally amortized over the average lifetime of inactive participants of approximately 10 years.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. The company provides retiree medical benefits under certain plans that exceed the value of the benefits that are provided by the Medicare Part D plan. Therefore, management concluded that these plans are at least actuarially equivalent to the Medicare Part D plan and the company is eligible for the federal subsidy. In September 2011, in connection with the Health Care and Education Reconciliation Act of 2010, the company converted its current prescription drug program for certain retirees to a group-based, company-sponsored Medicare Part D program, or EGWP. In September 2012, the company converted certain additional groups of retirees to EGWP and as a result, reduced its APBO by an additional amount of approximately $25 million. In 2013, the company began using the Part D subsidies delivered through EGWP to reduce its net retiree medical costs. As a result of this change in assumption, the company reduced its APBO by approximately $35 million. These reductions to APBO are being amortized over an average expected lifetime of inactive participants of approximately 10 years.

The retiree medical liability is included in the consolidated balance sheet as follows (in millions):

	September 30,
	2018	2017
Current — included in compensation and benefits	$13	$18
Long-term — included in retirement benefits	73	86
Retiree medical liability	$86	$104
The following table summarizes the amounts included in AOCL net of tax related to retiree medical liabilities as of September 30, 2018 and 2017 and changes recognized in Other Comprehensive Income (Loss) net of tax for the years ended September 30, 2018 and 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Net Actuarial Loss	Prior Service Cost (Benefit)	Total
Balance at September 30, 2017	$92	$(203)	$(111)
Net actuarial gain for the year	(5)	—	(5)
Amortization for the year	(17)	35	18
Deferred tax impact	6	(10)	(4)
Balance at September 30, 2018	$76	$(178)	$(102)

Balance at September 30, 2016	$107	$(11)	$96
Net actuarial gain for the year	(8)	—	(8)
Recognized prior service costs due to plan amendment	—	(315)	(315)
Amortization for the year	(15)	5	(10)
Deferred tax impact	8	118	126
Balance at September 30, 2017	$92	$(203)	$(111)
The net actuarial loss and prior service benefit that are estimated to be amortized from AOCL into net periodic retiree medical income in fiscal year 2019 are $(15) million and $35 million, respectively.

The components of retiree medical expense for years ended September 30 are as follows (in millions):

	2018	2017	2016
Service cost	$—	$—	$—
Interest cost	3	14	18
Amortization of:
Prior service benefit	(35)	(5)	(1)
Actuarial losses	17	15	13
Retiree medical (income) expense	$(15)	$24	$30

A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2018	2017
Effect on total service and interest cost
1% Increase	$—	$—
1% Decrease	—	—
Effect on APBO
1% Increase	4	5
1% Decrease	(4)	(4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The company expects future benefit payments as follows (in millions):

	Gross Benefit Payments	Gross Receipts (1)
Fiscal 2019	$14	$—
Fiscal 2020	13	—
Fiscal 2021	12	—
Fiscal 2022	11	—
Fiscal 2023	10	—
Fiscal 2024 – 2028	21	1

(1)	Consists of subsidies and rebates available under EGWP.

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

The mortality assumptions for participants in the company’s U.S. plans incorporates future mortality improvements from tables published by the SOA. In October 2014, the SOA issued new mortality and mortality improvement tables that raised the life expectancies. The company reviewed the new SOA mortality and mortality improvement tables and utilized an actuary to conduct a study based on the company’s plan participants. The company determined that the best representation of the plans' mortality is to utilize the new SOA mortality and mortality improvement tables as the reference table for credibility-weighted mortality rates, blended with company specific mortality based on the study conducted by the actuary. The company incorporated the updated tables into the 2015 year-end measurement of the plans’ benefit obligations. As a result of this change in actuarial assumption, the company’s U.S. pension obligations increased by $24 million in the fourth quarter of fiscal year 2015. The company considers improvement scales released annually by the SOA. In fiscal year 2018, the company adopted a modified MP-2017 scale. Adopting the modified MP-2017 scale did not have a material effect on the company's U.S. pension obligations.

On August 1, 2010, the company amended its defined benefit pension plan in the United Kingdom to cease the accrual of future benefits for all of its active plan participants. Subsequent to the freeze date, the company began making contributions to its defined contribution savings plan on behalf of the affected employees. The amount of the savings plan contribution is based on a percentage of the employees’ pay. These changes did not affect then-current retirees. The company began recording the impact of the plan freeze in the fourth quarter of fiscal year 2010. Subsequent to the plan freeze, accumulated actuarial losses are being amortized into net periodic pension expense over the average life expectancy of inactive plan participants of approximately 26 years rather than over their remaining average service life.

The U.K. pension program provides participants with the election to receive a lump-sum settlement of their remaining pension benefit that, if accepted, would settle the company's obligation to them. The company recognized a $6 million settlement loss during the fourth quarter of fiscal year 2018 associated with these payouts.

In April 2007, the company announced a freeze of its defined benefit pension plan for salaried and non-represented employees in the United States, effective January 1, 2008. The change affected approximately 3,800 employees including certain employees who continued to accrue benefits for an additional transition period, ending June 30, 2011. After these freeze dates, the company started making additional contributions to its defined contribution savings plan on behalf of the affected employees. The amount of the savings plan contribution is based on a percentage of the employees’ pay, with the contribution percentage increasing as a function of employees’ age. These changes do not affect plan participants who had retired prior to the freeze dates or represented employees. Accumulated actuarial losses are being amortized into net periodic pension expense over the average life expectancy of inactive plan participants of approximately 17 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The company’s pension obligations are measured as of September 30, 2018, 2017 and 2016. The U.S. plans include qualified and non-qualified pension plans. The company’s only significant remaining non-U.S. plan is located in the United Kingdom.

The following are the significant assumptions used in the measurement of the projected benefit obligation ("PBO") and net periodic pension expense:

	U.S. Plans
	2018	2017			2016
Discount rate	4.30%	3.70%	—	3.75%	3.50%	—	3.55%
Assumed return on plan assets (beginning of the year)	7.75%	7.75%			7.75%

	U.K. Plan
	2018	2017	2016
Discount rate	2.90%	2.80%	2.50%
Assumed return on plan assets (beginning of the year)	6.00%	6.00%	6.00%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reconciles the change in the PBO, the change in plan assets and amounts included in the consolidated balance sheet for the years ended September 30, 2018 and 2017, respectively (in millions):

	2018			2017
	U.S.	Non- U.S.	Total	U.S.	Non- U.S.	Total
PBO — beginning of year	$1,036	$599	$1,635	$1,112	$616	$1,728
Interest cost	38	16	54	38	15	53
Actuarial gain	(70)	(9)	(79)	(32)	(21)	(53)
Prior service cost	—	—	—	1	—	1
Settlements	—	(18)	(18)	—	—	—
Benefit payments	(82)	(19)	(101)	(83)	(30)	(113)
Foreign currency rate changes	—	(15)	(15)	—	19	19
PBO — end of year	$922	$554	$1,476	$1,036	$599	$1,635
Change in plan assets
Fair value of assets — beginning of year	$821	$730	$1,551	$834	$734	$1,568
Actual return on plan assets	—	32	32	65	1	66
Employer contributions	5	1	6	5	1	6
Settlements	—	(22)	(22)	—	—	—
Benefit payments	(82)	(19)	(101)	(83)	(30)	(113)
Foreign currency rate changes	—	(20)	(20)	—	24	24
Fair value of assets — end of year	$744	$702	$1,446	$821	$730	$1,551
Funded status	$(178)	$148	$(30)	$(215)	$131	$(84)
Amounts included in the consolidated balance sheet at September 30, 2018 and 2017 are comprised of the following (in millions):

	2018			2017
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Non-current assets	$—	$152	$152	$—	$135	$135
Current liabilities	(5)	—	(5)	(5)	—	(5)
Retirement benefits-non-current	(173)	(4)	(177)	(210)	(4)	(214)
Net amount recognized	$(178)	$148	$(30)	$(215)	$131	$(84)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize the amounts included in AOCL net of tax related to pension liabilities as of September 30, 2018 and 2017 and changes recognized in Other Comprehensive Income (Loss) net of tax for the year ended September 30, 2018.

	Net Actuarial Loss
	U.S.	Non-U.S.	Total
Balance at September 30, 2017	$418	$193	$611
Net prior service cost for the year	—	—	—
Net actuarial gain for the year	(11)	3	(8)
Amortization for the year	(23)	(6)	(29)
Deferred tax impact	10	—	10
Settlements	—	(6)	(6)
Balance at September 30, 2018	$394	$184	$578

Balance at September 30, 2016	$454	$190	$644
Net prior service cost for the year	1	—	$1
Net actuarial gain for the year	(36)	11	(25)
Amortization for the year	(22)	(8)	(30)
Deferred tax impact	21	—	21
Balance at September 30, 2017	$418	$193	$611

The company estimates that $23 million of net actuarial losses will be amortized from AOCL into net periodic pension expense during fiscal year 2019. The non-current portion of the pension liability is included in Retirement Benefits in the consolidated balance sheet as follows (in millions):

	September 30,
	2018	2017
Pension liability	$177	$214
Retiree medical liability — long term (see Note 21)	73	86
Other	12	14
Total retirement benefits	$262	$314

In accordance with FASB guidance, the PBO, accumulated benefit obligation ("ABO") and fair value of plan assets are required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and ABO is that the PBO includes projected compensation increases.

Additional information is as follows (in millions):

	2018			2017
	ABO Exceeds Assets	Assets Exceed ABO	Total	ABO Exceeds Assets	Assets Exceed ABO	Total
PBO	$926	$550	$1,476	$1,041	$594	$1,635
ABO	926	550	1,476	1,041	594	1,635
Plan Assets	744	702	1,446	821	730	1,551

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of net periodic pension expense are as follows (in millions):

	2018	2017	2016
Service cost	$—	$—	$1
Interest cost	54	53	65
Assumed rate of return on plan assets	(99)	(96)	(99)
Amortization of —
Actuarial losses	29	30	23
Settlement loss	6	—	—
Net periodic pension income	$(10)	$(13)	$(10)

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

Commingled Funds: The fair value of commingled funds is determined by a custodian. The custodian obtains valuations from underlying fund managers based on market quotes for the most liquid assets and alternative methods for assets that do not have sufficient trading activity to derive prices. The company and custodian review the methods used by the underlying managers to value the assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of plan assets at September 30, 2018 by asset category is as follows (in millions):

U.S. Plans	2018
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
U.S. – Large cap	$51	$—	$—	$51
U.S. – Small cap	24	—	—	24
Private equity	—	—	17	17
International equity	29	—	—	29
Equity investments measured at net asset value (1)	—	—	—	191
Total equity investments	$104	$—	$17	$312
Fixed income investments
U.S. fixed income	$1	$164	$—	$165
Emerging fixed income	—	20	—	20
Partnerships fixed income	13	—	—	13
Fixed income investments measured at net asset value (1)	—	—	—	34
Total fixed income	$14	$184	$—	$232
Alternatives – Partnerships	—	—	83	83
Alternatives – Partnerships measured at net asset value (1)	—	—	—	85
Cash and cash equivalents	—	32	—	32
Total assets at fair value	$118	$216	$100	$744

Non-U.S. Plans	2018
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
International equity	$171	$—	$—	$171
Total equity investments	$171	$—	$—	$171
Fixed income investments
Other fixed income investments	$5	$145	$—	$150
Fixed income investments measured at net asset value (1)	—	—	—	194
Total fixed income	$5	$145	$—	$344
Commingled funds	—	5	—	5
Alternative investments measured at net asset value (1)	—	—	—	137
Real estate measured at net asset value (1)	—	—	—	41
Cash and cash equivalents	—	4	—	4
Total assets at fair value	$176	$154	$—	$702

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unfunded Commitment

As of September 30, 2018, the U.S. plan had $6 million of unfunded investment commitments related to plan assets. The majority of this amount is attributed to partnership investments that the plan will invest in gradually over the course of several years. Non-U.S. plans currently do not have any unfunded commitments.

The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended September 30, 2018 (in millions):

U.S. Plans	2018
	Fair Value at October 1, 2017	Return on Plan Assets: Attributable to Assets Held at September 30, 2018	Purchases	Settlements	Net Transfers Into (Out of) Level 3	Fair Value at September 30, 2018
Asset Category
Private equity	$19	$(3)	$1	$—	$—	$17
Alternatives –
Partnerships	77	6	—	—	—	83
Total Level 3 fair value	$96	$3	$1	$—	$—	$100

The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended September 30, 2017 (in millions):

U.S. Plans	2017
	Fair Value at October 1, 2016	Return on Plan Assets: Attributable to Assets Held at September 30, 2017	Purchases	Settlements	Net Transfers Into (Out of) Level 3	Fair Value at September 30, 2017
Asset Category
Private equity	$11	$4	$4	$—	$—	$19
Partnerships –
Fixed income	1	—	—	(1)	—	—
Alternatives –
Partnerships	77	4	1	(5)	—	77
Total Level 3 fair value	$89	$8	$5	$(6)	$—	$96

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Information about the expected cash flows for the U.S. and non-U.S. pension plans is as follows (in millions):

	U.S.	Non U.S.	Total
Expected employer contributions:
Fiscal 2019	$5	$1	$6
Expected benefit payments:
Fiscal 2019	71	29	100
Fiscal 2020	70	25	95
Fiscal 2021	69	25	94
Fiscal 2022	68	25	93
Fiscal 2023	67	25	92
Fiscal 2024-2028	314	128	442

The company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans, including company matching contributions, was $21 million, $18 million and $16 million for fiscal years 2018, 2017 and 2016, respectively.

23. INCOME TAXES

The income tax provisions were calculated based upon the following components of income before income taxes (in millions):

	2018	2017	2016
U.S. income	$85	$252	$71
Foreign income	193	129	84
Total	$278	$381	$155

The components of the benefit (provision) for income taxes are summarized as follows (in millions):

	2018	2017	2016
Current tax benefit (expense):
U.S.	$(24)	$(1)	$(1)
Foreign	(51)	(11)	11
State and local	—	(2)	(1)
Total current tax benefit (expense)	(75)	(14)	9
Deferred tax benefit (expense):
U.S.	(76)	(28)	394
Foreign	5	(9)	(22)
State and local	(3)	(1)	43
Total deferred tax benefit	(74)	(38)	415
Income tax benefit (expense)	$(149)	$(52)	$424

The deferred tax expense or benefit represents tax effects of current year deductions or items of income that will be recognized in future periods for tax purposes. The fiscal year 2018 deferred income tax expense in the U.S. was primarily attributable to the revaluation of deferred tax assets for the new effective tax rate and the utilization of the foreign tax credit related to the transition tax. The deferred income tax expense in the U.S. in fiscal year 2017 was primarily attributable to the tax effect of the gain on sale of equity investment, partially offset by the additional reversal of a valuation allowance. In fiscal year 2016, the U.S. and state and local deferred tax benefit was primarily attributable to the valuation allowance reversal in the U.S.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net current and non-current deferred income tax assets (liabilities) included in the consolidated balance sheet consist of the tax effects of temporary differences related to the following (in millions):

	September 30,
	2018	2017
Accrued compensation and benefits	$15	$32
Accrued product warranties	11	14
Inventory costs	6	9
Receivables	8	18
Environmental	28	31
Accrued retiree healthcare benefits	21	39
Retirement pension plans	41	92
Property	10	10
Loss and credit carryforwards	278	349
Other	19	40
Sub-total	437	634
Less: Valuation allowances	(236)	(307)
Deferred income taxes - asset	$201	$327
Taxes on undistributed income	$(14)	$(7)
Intangible assets	(54)	(87)
Debt basis difference	(9)	(16)
Deferred income taxes - liability	$(77)	$(110)
Net deferred income tax assets	$124	$217

Net non-current deferred income tax assets (liabilities) are included in the consolidated balance sheet as follows (in millions):

	September 30,
	2018	2017
Other assets (see Note 13)	$140	$229
Other liabilities (see Note 16)	(16)	(12)
Net non-current deferred income taxes — asset	$124	$217

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

In fiscal year 2018, the net deferred tax assets were reduced primarily due to the legislative changes in the U.S.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the fourth quarter of fiscal year 2016, due to a three-year cumulative loss and future economic uncertainty, the company concluded that a valuation allowance was required in Brazil. After sustaining profitability in fiscal years 2017 and 2018, Brazil now has three year cumulative income. In addition, the economy in Brazil has improved and the company now has future forecasted income. As such, the company reversed the valuation allowance from Brazil, resulting in a non-cash income tax benefit of $9 million in the fourth quarter of fiscal year 2018.

As of September 30, 2018, the company continues to maintain the valuation allowances in France, the U.K. and certain other jurisdictions, as the company believes the negative evidence that it will be able to recover these net deferred tax assets continues to outweigh the positive evidence. If, in the future, the company generates taxable income on a sustained basis, its conclusion regarding the need for valuation allowances in these jurisdictions could change.

The expiration periods for deferred tax assets related to net operating losses and tax credit carryforwards as of September 30, 2018 are included below (in millions). Also included are the associated valuation allowances on these deferred tax assets (in millions).

	Fiscal Year Expiration Periods
	2019-2023	2024-2033	2034-2038	Indefinite	Total
Net Operating Losses and Tax Credit Carryforwards	$15	$55	$11	$197	$278
Valuation Allowances on these Deferred Tax Assets	$10	$17	$—	$187	$214

Realization of deferred tax assets representing net operating loss carryforwards for which a valuation allowance has not been provided is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that such deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if the company is unable to generate sufficient future taxable income during the carryforward period.

As a result of the U.S. tax reform, pursuant to SAB 118, the company recognized a provisional one-time transition tax related to the $1,170 million undistributed earnings of foreign subsidiaries. No additional provision has been made for U.S., state or foreign taxes related to the distribution of the earnings which have been asserted as permanently reinvested. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.
The company’s provision for income taxes was different from the provision for income taxes calculated at the U.S. statutory rate for the reasons set forth below (in millions):

	2018	2017	2016
Expense for income taxes at statutory tax rate	$(68)	$(133)	$(54)
State and local income taxes	(2)	(14)	(7)
Foreign income taxed at rates other than statutory	(4)	9	5
Legislative changes	(126)	—	(14)
Joint venture equity income	6	7	3
Tax effect of nonfunctional currency transaction	2	(2)	(30)
Correlated tax relief	—	7	51
U.S. tax impact on distributions from subsidiaries and joint ventures	(4)	(8)	14
Nondeductible expenses	(8)	(10)	(12)
Tax credits	9	14	61
Valuation allowances	40	56	418
Impact of capital loss	1	15	—
Other	5	7	(11)
Income tax benefit (expense)	$(149)	$(52)	$424

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On December 22, 2017, the U.S. government enacted the U.S. tax reform. The U.S. tax reform made broad and complex changes to the U.S. tax code that affected the company's fiscal year ended September 30, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate and requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The U.S. tax reform reduced the federal corporate tax rate to 21 percent effective January 1, 2018. Section 15 of the Internal Revenue Code of 1986, as amended, stipulates that the company's fiscal year ended September 30, 2018 had a blended corporate tax rate of 24.5 percent, which is based on the applicable tax rates before and after the U.S. tax reform and the number of days in the year.
The SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the U.S. tax reform. SAB 118 provides a measurement period that should not extend beyond one year from the U.S. tax reform enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the U.S. tax reform for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the U.S. tax reform is incomplete but the company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the U.S. tax reform.
Specifically, the company included discrete tax expense in its first quarter financial statements for fiscal year 2018 related to provisional amounts under SAB 118 for the impact of the revaluation of U.S. deferred tax assets and liabilities due to the federal income tax rate reduction from 35 percent to 21 percent. In order to properly account for the blended tax rate in place for fiscal year 2018, the company estimated the deferred tax assets and liabilities expected to reverse during the current fiscal year and applied a tax rate of 24.5 percent. All other deferred tax assets and liabilities are expected to reverse in fiscal year 2019 or later and were revalued at 21 percent. Additionally, the company estimated its liability and included provisional amounts for the one-time transition tax as a discrete tax expense. The company will elect to offset the liability associated with this transition tax by utilizing foreign tax credit carryovers. The revaluation of the deferred tax assets and the transition tax resulted in a non-cash charge of $77 million in the first quarter of fiscal year 2018. For September 30, 2018, the amount recorded for the revaluation of deferreds, transition tax and other tax reform related adjustments is $89 million.
As of the fourth quarter of fiscal year 2018, the company has revalued all US deferred tax assets to the appropriate amount and refined its accumulated earnings and profits pools and allocation of cash and non-cash earnings for purposes of calculating the transition tax liability. For purposes of SAB 118, the company considers their accounting for the revaluation of U.S. deferred tax assets complete. The company continues to refine its accumulated earnings and profits pools for purposes of calculating the transition tax liability and considers this accounting to be provisional as of September 30, 2018. The company expects to finalize their accounting for the transition tax in Q1 2019. No other provisions of U.S. tax reform had a material financial statement impact for the fiscal year ended September 30, 2018.
With respect to the U.S. tax reform provision on global intangible low-tax income, which will apply to us starting in fiscal 2019, the company has elected to treat GILTI as a period cost and, therefore, has not recognized deferred taxes for basis differences that may reverse as GILTI in future periods.
In fiscal year 2016, the company determined it is now more favorable to claim a U.S. foreign tax credit rather than deduct foreign taxes paid, and as a result, a $2 million, $11 million and $61 million income tax benefit was recorded in fiscal years 2018, 2017 and 2016, respectively. In 2018, the company utilized $28 million of historical foreign tax credits to offset the liability associated with the U.S. transition tax. Additionally, the company recorded a U.S. tax benefit related to U.S. research and development tax credits of $6 million in fiscal year 2018.

The total amount of gross unrecognized tax benefits the company recorded in accordance with ASC Topic 740 as of September 30, 2018 was $261 million, of which $215 million represents the amount that, if recognized, would favorably affect the effective income tax rate in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows (in millions):

	2018	2017	2016
Balance at beginning of the period	$269	$243	$207
Additions to tax positions recorded during the current year	—	—	39
Additions to tax positions recorded during the prior year	—	26	—
Reductions to tax position recorded in prior years	(6)	—	—
Reductions to tax positions due to lapse of statutory limits	(1)	(2)	(3)
Translation, other	(1)	2	—
Balance at end of the period	$261	$269	$243

The company’s continuing practice is to recognize interest and penalties on uncertain tax positions in the provision for income taxes in the consolidated statement of operations. At September 30, 2018 and September 30, 2017, the company recorded assets of $13 million and $9 million, respectively of interest on uncertain tax positions in the consolidated balance sheet. In addition, penalties of $1 million were recorded as of September 30, 2018 and September 30, 2017. The income tax benefit related to interest was $4 million, $5 million and $8 million for the years ended September 30, 2018, 2017 and 2016, respectively. The income tax benefit related to penalties was immaterial for years ended September 30, 2018, 2017 and 2016.

The company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. The company’s Canadian federal income tax returns for fiscal years 2015 and 2016 are currently under audit. The company's German subsidiary is currently under audit for fiscal years 2008 through 2013. The company's Indian subsidiary is currently under audit for fiscal years 2015 and 2016. In addition, the company is under audit in various state tax jurisdictions for various years. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could change the company’s unrecognized tax benefits during the next twelve months. It is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefit in the next twelve months.

In addition to the audits listed above, the company has open tax years primarily from 2001-2017 with various significant taxing jurisdictions, including the U.S., Brazil, Canada, China, Italy, Mexico, Sweden and the U.K. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The company has recorded a tax benefit only for those positions that meet the more-likely-than-not standard.

24. CONTINGENCIES

Environmental

Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have, and will continue to have, an impact on the operations of the company. The process of estimating environmental liabilities is complex and dependent upon evolving physical and scientific data at the sites, uncertainties as to remedies and technologies to be used and the outcome of discussions with regulatory agencies. The company records liabilities for environmental issues in the accounting period in which they are considered to be probable and the cost can be reasonably estimated. At environmental sites in which more than one potentially responsible party has been identified, the company records a liability for its allocable share of costs related to its involvement with the site, as well as an allocable share of costs related to insolvent parties or unidentified shares. At environmental sites in which the company is the only potentially responsible party, the company records a liability for the total probable and estimable costs of remediation before consideration of recovery from insurers or other third parties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The company has been designated as a potentially responsible party at ten Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. These sites include a location in Grenada, Mississippi that was designated as a Superfund site by the U.S. Environmental Protection Agency in September of 2018. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at September 30, 2018 to be approximately $24 million, of which $12 million is recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators. Environmental remediation costs recorded with respect to the Superfund were $12 million in fiscal year 2018 and were not substantial in fiscal years 2017 and 2016.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at September 30, 2018 to be approximately $10 million, of which $5 million is probable and recorded as a liability. During each of the fiscal years 2018, 2017 and 2016, the company recorded environmental remediation costs of $2 million, $3 million and $3 million, respectively, with respect to these matters, resulting from revised estimates to remediate these sites.

Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 1.75 to 2.75 percent and is approximately $13 million at September 30, 2018. The undiscounted estimate of these costs is approximately $15 million.

The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2017	$2	$7	$9
Transition of Grenada to Superfund Site	2	(2)	—
Payments and other	(4)	(2)	(6)
Accruals	12	2	14
Balance at September 30, 2018	$12	$5	$17

There were $12 million, $3 million, and $3 million of environmental remediation costs recognized in other operating expense in the consolidated statement of operations in fiscal years 2018, 2017 and 2016, respectively.

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

In April 2016, the company was served with several complaints filed against the company and other defendants in the United States District Court for the Northern District of Mississippi. The complaints were amended in July 2016.  These complaints allege damages, including diminution of property value, concealment/fraud and emotional distress resulting from alleged environmental pollution in and around a neighborhood in Grenada, Mississippi. Rockwell owned and operated a facility near the neighborhood from 1965 to 1985. The company filed answers to the complaints in July 2016. In May 2017, the company was served with a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

complaint filed against the company and other defendants by the Mississippi Attorney General in the Chancery Court of Grenada County, Mississippi. The complaint alleges that operations at the above-referenced Grenada facility caused contamination of off-site groundwater and surface waters. The company removed this action to the United States District Court for the Northern District of Mississippi, after which plaintiffs filed a motion to remand the case to the Chancery Court, which was granted in March 2018. In April, May and July 2018, the company was served with additional property damage, personal injury and wrongful death lawsuits naming the company and others as defendants, which were brought by current and former residents of the same neighborhood. The company intends to defend itself vigorously against these claims. The company believes at this time that liabilities associated with these cases, while possible, are not probable and estimable, and therefore has not recorded any accrual for them as of September 30, 2018 and 2017. Further, a reasonably possible range of loss cannot be estimated at this time.

Asbestos

Maremont Corporation ("Maremont"), a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 1,700 and 2,800 pending asbestos-related claims at September 30, 2018 and 2017, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, the total number of claims filed is not necessarily the most meaningful factor in determining Maremont's asbestos related liability.

Pending and Future Claims: Maremont engaged a third-party advisor with extensive experience in assessing asbestos-related liabilities to conduct a study to estimate its potential undiscounted liability for pending and future asbestos-related claims, as of September 30, 2018. On a continual basis, management monitors the underlying claims data and experience, for the purpose of assessing the appropriateness of the assumptions used to estimate the liability. The increase in the estimated liability from the prior year study at both the low end and high end of the range reflects a change in the forecast horizon utilized to estimate future claims, excluding legal costs and any potential recovery from insurance carriers. Previously, Maremont’s pending and future claims estimates were based on a ten-year forecast period. In fiscal year 2018, the company moved to a penultimate horizon for estimating Maremont’s pending and future claims estimates. The penultimate horizon is defined as the second-to-last day of claims estimated to occur. The longer horizon estimate is now considered reasonable based on factors including Maremont's recent history and experience, the disciplined management of asbestos related litigation, an observance of trends indicating diminished volatility and greater consistency in Maremont's observable claims data, the maturity of the asbestos litigation overall and experience in recent insurance negotiations.

As of September 30, 2018,the estimated range of equally likely possibilities of Maremont’s obligation for asbestos-related claims over the next 41 years was $107 million to $195 million. Based on the information contained in the actuarial study, and all other available information considered, Maremont concluded that no amount within the range of potential liability was more likely than any other and, therefore, recorded the low end of the range. Maremont recognized a liability for pending and future claims over the next 41 years of $107 million as of September 30, 2018 and a ten-year liability of $68 million as of September 30, 2017. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Maremont recognized $38 million and $5 million of expense in fiscal years 2018 and 2017, respectively, associated with its annual valuation of asbestos-related liabilities and receivables.

Recoveries: Maremont has historically had insurance that reimburses a meaningful portion of the costs incurred defending against asbestos-related claims. The expected insurance receivable related to future asbestos-related liabilities was $24 million and $25 million as of September 30, 2018 and 2017, respectively. The receivable is for coverage primarily provided by one insurance carrier based on a coverage-in-place agreement. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next three-to-five years. The difference between the estimated liability and insurance receivable is primarily related to exhaustion of settled insurance coverage within the forecasted period and proceeds from settled insurance policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	September 30,
	2018	2017
Pending and future claims	$107	$68
Billed but unpaid claims	2	2
Asbestos-related liabilities	$109	$70
Asbestos-related insurance recoveries	$24	$25

A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities , with the majority of the amounts recorded in Other Assets and Liabilities (see Notes 11, 13, 15 and 16).

Assumptions: The following assumptions were made by Maremont after consultation with consultants and are included in the study:

•	Pending and future claims were estimated for a 41 year period ending in fiscal year 2059;

•	The litigation environment remains consistent throughout the forecast horizon;

•	On a per claim basis, defense and indemnity costs for pending and future claims will be at the level consistent with Maremont’s recent experience.

Rockwell — ArvinMeritor, Inc. ("AM"), a predecessor of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. Rockwell had approximately 1,400 and 1,600 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at September 30, 2018 and 2017, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

management nevertheless believes it has meritorious defenses, in substantial part due to the integrity of the products involved and the lack of any impairing medical condition on the part of many claimants.

Pending and Future Claims: The company engaged a third-party advisor with extensive experience in assessing asbestos-related liabilities to conduct a study to estimate its potential undiscounted liability for pending and future asbestos-related claims as of September 30, 2018. On a continual basis, management monitors the underlying claims data and experience, for the purpose of assessing the appropriateness of the assumptions used to estimate the liability. The increase in the estimated liability from the prior year study at both the low end and high end reflects a change in the forecast horizon utilized to estimate future claims, excluding legal costs and any potential recovery from insurance carriers. Previously, the company’s pending and future claims estimates were based on a ten-year forecast period. In fiscal year 2018, the company moved to a penultimate horizon for estimating our pending and future claims estimates. The penultimate horizon is defined as the second-to-last day of claims estimated to occur. The longer horizon estimate is now considered reasonable based on factors including the company's recent history and experience, the disciplined management of asbestos related litigation, an observance of trends indicating diminished volatility and greater consistency in the company's observable claims data, the maturity of the asbestos litigation overall and experience in recent insurance negotiations.

As of September 30, 2018, the estimated probable range of equally likely possibilities of the company’s obligation for asbestos-related claims over the next 41 years is $103 million to $186 million. Based on the information contained in the actuarial study, and all other available information considered, management concluded that no amount within the range of potential liability was more likely than any other and, therefore, recorded the low end of the range. The company recognized a liability for pending and future claims over the next 41 years of $103 million as of September 30, 2018 compared to the ten-year liability of $63 million as of September 30, 2017. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.

Recoveries: Rockwell has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. In 2004, the company initiated litigation against certain of these carriers to enforce the insurance policies. During the fourth quarter of fiscal year 2016, the company executed settlement agreements with two of these carriers, thereby resolving the litigation against those particular carriers. Pursuant to the terms of one of those settlement agreements, in the fourth quarter of fiscal year 2016 the company received $32 million in cash from an insurer, of which $10 million was recognized as a reduction in asbestos expense, and $22 million was recorded as a liability to the insurance carrier as it is required to be returned to the carrier if additional asbestos liability is not ultimately incurred. During fiscal years 2018 and 2017, Rockwell recognized an additional $12 million and $10 million, respectively of the cash settlement proceeds as a reduction in asbestos expense. Pursuant to the terms of a second settlement agreement, in the fourth quarter of fiscal year 2016 the company recorded a $12 million receivable to reflect expected reimbursement of future defense and indemnity payments under a coverage-in-place arrangement with that insurer. During the fourth quarter of fiscal year 2018, the company entered into a settlement agreement to resolve additional disputed coverage resulting from asbestos claims. On September 15, 2018, the company received $3 million in cash and $28 million recorded as an insurance receivable related to this settlement. The insurance receivables for Rockwell’s asbestos-related liabilities totaled $68 million and $38 million as of September 30, 2018 and 2017, respectively. Included in these amounts are increases to previous settlement receivables resulting from the extended forecast horizon which led to a balance of $40 million for those previous settlement receivables as of September 30, 2018.

Also, during the third quarter of fiscal year 2016, the company reached a settlement, relating to certain proofs of claim filed by the company under certain insurance policies, with an insolvent insurer for $5.5 million (the "allowed claim"). On June 17, 2016, the company entered into an assignment of claim (the "Assignment") with Macquarie Bank to assign the allowed claim the company had against the insolvent insurer. The Assignment was approved by the liquidator, which resulted in the company receiving $3 million in the third quarter of fiscal year 2016.

The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities and recoveries for asbestos-related claims are subject to considerable uncertainty because such liabilities and recoveries are influenced by variables that are difficult to predict. The future litigation environment for Rockwell could change significantly from its past experience, due, for example, to changes in the mix of claims filed against Rockwell in terms of plaintiffs’ law firm, jurisdiction and disease; legislative or regulatory developments; the company’s approach to defending claims; or payments to plaintiffs from other defendants. Estimated recoveries are influenced by coverage issues among insurers and the continuing solvency of various insurance companies. If the assumptions with respect to the estimation period, the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.

The Rockwell legacy asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	September 30,
	2018	2017
Pending and future claims	$103	$63
Billed but unpaid claims	2	2
Asbestos-related liabilities	$105	$65
Asbestos-related insurance recoveries	$68	$38

Assumptions: The following assumptions were made by the company after consultation with consultants and are included in the study:

•	Pending and future claims were estimated for a 41 year period ending in fiscal year 2059;

•	The litigation environment remains consistent throughout the forecast horizon;

•	On a per claim basis, defense and indemnity costs for pending and future claims will be at the level consistent with the company’s recent experience.

Indemnification

The company has agreed to indemnify others in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration.
In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At September 30, 2018 and September 30, 2017, the remaining estimated liability for this matter was approximately $9 million and $10 million, respectively.
In connection with the sale of its interest in MSSC in October 2009, the company agreed to indemnify the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company's estimated exposure under these indemnities at September 30, 2017 was approximately $1 million. During the fourth quarter of fiscal year 2018, the company determined with confirmation from MSSC that the obligation was no longer probable and therefore the company released the accrual.
The company is not aware of any other claims or other information that would give rise to material payments under such indemnities.

Other

The company identified certain sales transactions for which value-added tax may have been required to be remitted to certain tax jurisdictions for tax years 2011 through 2018. At both September 30, 2018 and September 30, 2017, the company’s estimate of the probable liability was $3 million and $12 million, respectively.

On June 24, 2014, the company filed a complaint in the Circuit Court for Oakland County, Michigan against a supplier alleging that certain bearings supplied by the supplier for TL Trailer Axles were faulty, and as a result, the company suffered product liability damages and expenses with respect to vehicle recalls. On May 13, 2016, the company entered into a settlement agreement with the supplier pursuant to which the company received approximately $6 million, which was recognized as a reduction of selling,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

general and administrative expenses in the consolidated statement of operations in the third quarter of fiscal year 2016. The settlement does not relieve the company of its current liability for past or future claims related to TL Axles. The company has the right to seek future indemnification from the supplier with respect to any currently unasserted claims.

On July 5, 2017, the company's subsidiary, Meritor Heavy Vehicle Systems, LLC, fully and finally resolved all claims with respect to its various legal proceedings with Sistemas Automotrices de Mexico, S.A. de C.V. ("Sisamex"), its Mexican joint venture with Quimmco, S.A. de C.V. ("Quimmco"), that were originally filed in 2014 in the District Court for the Northern District of Illinois regarding Sisamex’s rights to manufacture certain products and the components thereof for sale in Mexico.  The parties entered into a confidential settlement agreement and release pursuant to which the parties agreed to dismiss, with prejudice, all of the legal proceedings between them, and the company agreed to pay Quimmco a settlement of $10 million, which the company paid in the fourth quarter of fiscal year 2017.

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
      The company has two reportable segments at September 30, 2018, as follows:

•
The Commercial Truck & Trailer segment supplies drivetrain systems and components, including axles, drivelines and braking and suspension systems, primarily for medium- and heavy-duty trucks and other applications in North America, South America, Europe and Asia Pacific. It also supplies a variety of undercarriage products and systems for trailer applications in North America. This segment also includes the company's aftermarket businesses in Asia Pacific and South America.

•
The Aftermarket & Industrial segment supplies axles, brakes, drivelines, suspension parts and other replacement parts to commercial vehicle and industrial aftermarket customers, primarily in North America and Europe. In addition, this segment supplies drivetrain systems and certain components, including axles, drivelines, brakes and suspension systems for military, construction, bus and coach, fire and emergency and other applications in North America and Europe.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information is summarized as follows (in millions):

	Commercial Truck & Trailer	Aftermarket & Industrial	Elims	Total
Fiscal year 2018 Sales:
External Sales	$3,171	$1,007	$—	$4,178
Intersegment Sales	154	17	(171)	—
Total Sales	$3,325	$1,024	$(171)	$4,178
Fiscal year 2017 Sales (1):
External Sales	$2,467	$880	$—	$3,347
Intersegment Sales	139	20	(159)	—
Total Sales	$2,606	$900	$(159)	$3,347
Fiscal year 2016 Sales (1):
External Sales	$2,332	$867	$—	$3,199
Intersegment Sales	133	19	(152)	—
Total Sales	$2,465	$886	$(152)	$3,199

(1)	Fiscal year 2017 and 2016 have been recast to reflect reportable segment changes.

Segment adjusted EBITDA:	2018	2017 (2)	2016 (2)
Commercial Truck & Trailer	$345	$234	$207
Aftermarket & Industrial	142	116	116
Segment adjusted EBITDA	487	350	323
Unallocated legacy and corporate income (expense), net (1)	(13)	(3)	4
Interest expense, net	(67)	(119)	(84)
Gain on sale of equity investment	—	243	—
Benefit (provision) for income taxes	(149)	(52)	424
Depreciation and amortization	(84)	(75)	(67)
Loss on sale of receivables	(5)	(5)	(5)
Restructuring costs	(6)	(6)	(16)
Asbestos related items (3)	(25)	—	—
Pension settlement loss (4)	(6)	—	—
Asset impairment charges	(3)	(4)	—
Noncontrolling interests	(9)	(4)	(2)
Income from continuing operations attributable to Meritor, Inc.	$120	$325	$577

(1)
Unallocated legacy and corporate income (expense), net represents items that are not directly related to the company's business segments. These items primarily include asbestos-related charges and settlements, pension and retiree medical costs associated with sold businesses, and other legacy costs for environmental and product liability.

(2)	Fiscal year 2017 and 2016 have been recast to reflect reportable segment changes.

(3)	The year ended September 30, 2018 includes $25 million related to the change in estimate resulting from change in estimated forecast horizon and an asbestos insurance settlement.

(4)	The year ended September 30, 2018 includes $6 million related to the U.K. pension settlement loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation and Amortization:	2018	2017 (1)	2016 (1)
Commercial Truck & Trailer	$72	$66	$59
Aftermarket & Industrial	12	9	8
Total depreciation and amortization	$84	$75	$67
Capital Expenditures:	2018	2017 (1)	2016 (1)
Commercial Truck & Trailer	$88	$84	$82
Aftermarket & Industrial	16	11	11
Total capital expenditures	$104	$95	$93
Segment Assets:	2018	2017 (2)
Commercial Truck & Trailer	$1,858	$1,708
Aftermarket & Industrial	495	466
Total segment assets	2,353	2,174
Corporate (3)	633	869
Less: Accounts receivable sold under off-balance sheet factoring programs (4)	(260)	(261)
Total assets	$2,726	$2,782

(1)	Fiscal year 2017 and 2016 have been recast to reflect reportable segment changes.

(2)	Amounts as of September 30, 2017 have been recast to reflect reportable segment changes, including the reallocation of goodwill.

(3)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(4)
At September 30, 2018 and September 30, 2017, segments assets include $260 million and $261 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 8). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

Sales by geographic area are based on the location of the selling unit. Information on the company’s geographic areas is summarized as follows (in millions):

Sales by Geographic Area:
	2018	2017	2016
U.S.	$2,289	$1,761	$1,617
Canada	72	69	67
Mexico	221	234	390
Total North America	2,582	2,064	2,074
Sweden	311	273	250
Italy	243	210	201
United Kingdom	179	149	136
Other Europe	103	83	86
Total Europe	836	715	673
Brazil	224	168	130
China	196	127	84
India	231	184	152
Other Asia-Pacific	109	89	86
Total sales	$4,178	$3,347	$3,199

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assets by Geographic Area:
	2018	2017
U.S.	$1,350	$1,489
Canada	36	29
Mexico	224	204
Total North America	1,610	1,722
Sweden	138	123
Italy	86	70
United Kingdom	263	241
Other Europe	171	184
Total Europe	658	618
Brazil	161	164
China	123	127
India	100	84
Other Asia-Pacific	74	67
Total	$2,726	$2,782

Sales to AB Volvo represented approximately 23 percent, 22 percent and 23 percent of the company’s sales in fiscal years 2018, 2017 and 2016, respectively. Sales to Daimler AG represented approximately 17 percent, 17 percent and 18 percent of the company’s sales in fiscal years 2018, 2017 and 2016, respectively. Sales to PACCAR represented approximately 12 percent, 10 percent and 9 percent of the company's sales in fiscal years 2018, 2017 and 2016, respectively. No other customer comprised 10 percent or more of the company’s total sales in any of the three fiscal years ended September 30, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

26. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a condensed summary of the company’s unaudited quarterly results of continuing operations for fiscal years 2018 and 2017. Per share amounts are based on the weighted average shares outstanding for that quarter. Earnings per share for the year may not equal the sum of the four fiscal quarters’ earnings per share due to changes in basic and diluted shares outstanding.

	2018 Fiscal Quarters (Unaudited)
	First	Second	Third	Fourth	2018
	(In millions, except share related data)
Sales	$903	$1,066	$1,129	$1,080	$4,178
Cost of sales	(763)	(888)	(952)	(921)	(3,524)
Gross margin	140	178	177	159	654
Provision for income taxes	(83)	(22)	(26)	(18)	(149)
Net income (loss)	(34)	60	67	33	126
Net income (loss) from continuing operations attributable to Meritor, Inc.	(35)	57	66	32	120
Net income (loss) attributable to Meritor, Inc.	(36)	57	64	32	117
Basic earnings (loss) per share from continuing operations	$(0.40)	$0.64	$0.76	$0.37	$1.37
Diluted earnings (loss) per share from continuing operations	$(0.40)	$0.63	$0.73	$0.36	$1.31

The company recognized restructuring costs in its continuing operations during fiscal year 2018 as follows: $2 million in the first quarter, $1 million in the second quarter, $3 million in the third quarter and no restructuring costs in the fourth quarter (see Note 6). During the fourth quarter of fiscal year 2018, the company recognized a $6 million loss associated with the UK pension settlement loss. During the fourth quarter of fiscal year 2018, the company recognized $25 million net expense, related to the change in estimate resulting from change in estimated forecast horizon and an asbestos insurance settlement. The year ended September 30, 2018 includes $57 million of non-cash tax expense related to the revaluation of the company's deferred tax assets and liabilities as a result of the U.S. tax reform, $26 million of non-cash tax expense related to the one-time deemed repatriation of accumulated foreign earnings and $6 million of non-cash tax expense related to other adjustments. During the fourth quarter of fiscal year 2018, the company recognized a $9 million reversal of a Brazil valuation allowance, partially offset by a $2 million increase in valuation allowances for certain U.S. state jurisdictions.

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

The company recognized restructuring costs in its continuing operations during fiscal year 2017 as follows: an insignificant amount in the first quarter, $4 million in the second quarter, an insignificant amount in the third quarter and $2 million in the fourth quarter (see Note 6). During the third quarter of fiscal year 2017, the company resolved all claims with Sisamex and entered into

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

a confidential settlement agreement in which the company paid $10 million to Quimmco (see Note 24). During the fourth quarter of fiscal year 2017, the company entered into an agreement to sell its interest in Meritor WABCO to a subsidiary of its joint venture partner, WABCO Holdings Inc. The total purchase price for the sale was $250 million, and the company also received an $8 million partnership distribution immediately prior to the transaction closing on October 1, 2017. The company recognized a $243 million pre-tax ($154 million, after-tax) gain associated with this sale. During the fourth quarter of fiscal year 2017, the company recognized a $52 million income tax benefit related to the partial reversal of the U.S. valuation allowance and a $15 million income tax benefit related to capital losses associated with the sale of an equity investment. Also in the fourth quarter of fiscal year 2017, the company recognized a $36 million loss on debt extinguishment ($22 million, after-tax).

27. OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Year Ended September 30,
	2018	2017	2016
	(in millions)
OPERATING ACTIVITIES
Net income	$126	$328	$575
Less: Loss from discontinued operations, net of tax	(3)	(1)	(4)
Income from continuing operations	129	329	579
Adjustments to income from continuing operations to arrive at cash provided by operating activities:
Depreciation and amortization	84	75	67
Deferred income tax expense (benefit)	74	38	(415)
Restructuring costs	6	6	16
Loss on debt extinguishment	8	36	—
Goodwill and asset impairment	3	4	—
Equity in earnings of affiliates	(27)	(48)	(36)
Stock compensation expense	20	19	9
Provision for doubtful accounts	(1)	1	2
Pension and retiree medical expense (benefit)	(31)	11	20
Pension settlement loss	6	—	—
Gain on sale of equity method investment	—	(243)	—
Gain on sale of property	—	—	(2)
Dividends received from equity method investments	17	44	37
Pension and retiree medical contributions	(21)	(38)	(42)
Restructuring payments	(8)	(15)	(11)
Changes in off-balance sheet receivable securitization and factoring programs	11	26	(31)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations:
Receivables	(98)	(160)	89
Inventories	(112)	(43)	28
Accounts payable	97	133	(89)
Other current assets and liabilities	36	16	(18)
Other assets and liabilities	59	(12)	6
Operating cash flows provided by continuing operations	252	179	209
Operating cash flows used for discontinued operations	(1)	(3)	(5)
CASH PROVIDED BY OPERATING ACTIVITIES	$251	$176	$204

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 30,
	2018	2017	2016
	(In millions)
Balance sheet data:
Allowance for doubtful accounts	$4	$5	$6
Statement of operations data:
Maintenance and repairs expense	52	46	45
Research, development and engineering expense	73	69	68
Depreciation expense	74	67	61
Rental expense	18	14	15
Interest income	3	3	3
Interest expense	(70)	(122)	(87)
Statement of cash flows data:
Interest payments, net of receipts	49	75	71
Income tax payments, net of refunds	33	22	24
Non-cash investing activities - capital asset additions from capital leases	4	—	—

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

Schedule I of Article 5-04 of Regulation S-X (S-X Rule 5-04) requires that condensed financial information of the registrant ("Parent") be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. As of September 30, 2018, net assets of certain subsidiaries in China and India and certain unconsolidated subsidiaries that are restricted by law from transfer by cash dividends, loans or advances to Meritor, Inc did not exceed 25 percent of the consolidated net assets of Meritor, Inc. As of September 30, 2018 the amount of the net assets restricted from transfer by law was $39 million.

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

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (In millions)

	Fiscal Year Ended September 30, 2018
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$2,290	$1,888	$—	$4,178
Subsidiaries	—	143	219	(362)	—
Total sales	—	2,433	2,107	(362)	4,178
Cost of sales	(57)	(2,037)	(1,792)	362	(3,524)
GROSS MARGIN	(57)	396	315	—	654
Selling, general and administrative	(89)	(104)	(124)	—	(317)
Restructuring costs	(1)	(3)	(2)	—	(6)
Other operating expense, net	(14)	(1)	1	—	(14)
OPERATING INCOME (LOSS)	(161)	288	190	—	317
Other income (expense), net	58	17	(74)	—	1
Equity in earnings of affiliates	—	19	8	—	27
Interest income (expense), net	(118)	29	22	—	(67)
INCOME (LOSS) BEFORE INCOME TAXES	(221)	353	146	—	278
Benefit (provision) for income taxes	(2)	(81)	(66)	—	(149)
Equity income from continuing operations of subsidiaries	343	88	—	(431)	—
INCOME FROM CONTINUING OPERATIONS	120	360	80	(431)	129
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(3)	(1)	(1)	2	(3)
NET INCOME	117	359	79	(429)	126
Less: Net income attributable to noncontrolling interests	—	—	(9)	—	(9)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$117	$359	$70	$(429)	$117

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (In millions)

	Fiscal Year Ended September 30, 2018
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$117	$359	$79	$(429)	$126
Other comprehensive income	(21)	(42)	(41)	81	(23)
Total comprehensive income	96	317	38	(348)	103
Less: Comprehensive income attributable to noncontrolling interests	—	—	(7)	—	(7)
Comprehensive income attributable to Meritor, Inc.	$96	$317	$31	$(348)	$96

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (In millions)

	Fiscal Year Ended September 30, 2017
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
Sales
External	$—	$1,762	$1,585	$—	$3,347
Subsidiaries	—	123	149	(272)	—
Total sales	—	1,885	1,734	(272)	3,347
Cost of sales	(62)	(1,583)	(1,490)	272	(2,863)
GROSS MARGIN	(62)	302	244	—	484
Selling, general and administrative	(82)	(100)	(82)	—	(264)
Restructuring costs	2	(2)	(6)	—	(6)
Other operating expense, net	(3)	(1)	(3)	—	(7)
OPERATING INCOME (LOSS)	(145)	199	153	—	207
Other income (expense), net	39	(11)	(26)	—	2
Gain on sale of equity investment	—	243	—	—	243
Equity in earnings of affiliates	—	42	6	—	48
Interest income (expense), net	(168)	35	14	—	(119)
INCOME (LOSS) BEFORE INCOME TAXES	(274)	508	147	—	381
Benefit (provision) for income taxes	96	(126)	(22)	—	(52)
Equity income from continuing operations of subsidiaries	503	114	—	(617)	—
INCOME FROM CONTINUING OPERATIONS	325	496	125	(617)	329
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	(1)	(1)	2	(1)
NET INCOME	324	495	124	(615)	328
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$324	$495	$120	$(615)	$324

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (In millions)

	Fiscal Year Ended September 30, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$324	$495	$124	$(615)	$328
Other comprehensive income	264	21	23	(44)	264
Total comprehensive income	588	516	147	(659)	592
Less: Comprehensive income attributable to noncontrolling interests	—	—	(4)	—	(4)
Comprehensive income attributable to Meritor, Inc.	$588	$516	$143	$(659)	$588

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (In millions)

	Fiscal Year Ended September 30, 2016 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,616	$1,583	$—	$3,199
Subsidiaries	—	112	61	(173)	—
Total sales	—	1,728	1,644	(173)	3,199
Cost of sales	(57)	(1,439)	(1,440)	173	(2,763)
GROSS MARGIN	(57)	289	204	—	436
Selling, general and administrative	(64)	(79)	(70)	—	(213)
Restructuring costs	(7)	(4)	(5)	—	(16)
Other operating expense, net	(3)	—	—	—	(3)
OPERATING INCOME (LOSS)	(131)	206	129	—	204
Other income (expense), net	34	(35)	—	—	(1)
Equity in earnings of affiliates	—	32	4	—	36
Interest income (expense), net	(117)	26	7	—	(84)
INCOME (LOSS) BEFORE INCOME TAXES	(214)	229	140	—	155
Benefit (provision) for income taxes	526	(102)	—	—	424
Equity income from continuing operations of subsidiaries	265	120	—	(385)	—
INCOME FROM CONTINUING OPERATIONS	577	247	140	(385)	579
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(4)	(4)	(2)	6	(4)
NET INCOME	573	243	138	(379)	575
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$573	$243	$136	$(379)	$573

(1) Amounts have been recast. See Long-term Debt (Note 17).

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (In millions)

	Fiscal Year Ended September 30, 2016 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$573	$243	$138	$(379)	$575
Other comprehensive income (loss)	(43)	11	(44)	33	(43)
Total comprehensive income	530	254	94	(346)	532
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive income attributable to Meritor, Inc.	$530	$254	$92	$(346)	$530

(1) Amounts have been recast. See Long-term Debt (Note 17).

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING BALANCE SHEET (In millions)

	September 30, 2018
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$24	$6	$85	$—	$115
Receivables, trade and other, net	2	62	524	—	588
Inventories	—	242	235	—	477
Other current assets	6	12	28	—	46
TOTAL CURRENT ASSETS	32	322	872	—	1,226
NET PROPERTY (1)	24	241	218	—	483
GOODWILL	—	250	171	—	421
OTHER ASSETS	179	182	235	—	596
INVESTMENTS IN SUBSIDIARIES	3,583	855	—	(4,438)	—
TOTAL ASSETS	$3,818	$1,850	$1,496	$(4,438)	$2,726
CURRENT LIABILITIES
Short-term debt	$47	$—	$47	$—	$94
Accounts and notes payable	64	297	339	—	700
Other current liabilities	77	71	142	—	290
TOTAL CURRENT LIABILITIES	188	368	528	—	1,084
LONG-TERM DEBT	726	—	4	—	730
RETIREMENT BENEFITS	241	—	21	—	262
INTERCOMPANY PAYABLE (RECEIVABLE)	2,325	(2,640)	315	—	—
OTHER LIABILITIES	50	124	158	—	332
MEZZANINE EQUITY	1	—	—	—	1
EQUITY ATTRIBUTABLE TO MERITOR, INC.	287	3,998	440	(4,438)	287
NONCONTROLLING INTERESTS	—	—	30	—	30
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$3,818	$1,850	$1,496	$(4,438)	$2,726
(1) As of September 30, 2018, Assets and Liabilities held for sale consisted of $2 million Net property. $1 million of the assets and liabilities held for sale are included in the Parent column and $1 million of the assets and liabilities held for sale are included in the Guarantor column.

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING BALANCE SHEET (In millions)

	September 30, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents (1)	$10	$3	$75	$—	$88
Receivables, trade and other, net (1)	—	296	493	—	789
Inventories (1)	—	184	194	—	378
Other current assets	5	6	32	—	43
TOTAL CURRENT ASSETS	15	489	794	—	1,298
NET PROPERTY (1)	21	227	226	—	474
GOODWILL (1)	—	237	177	—	414
OTHER ASSETS	271	106	219	—	596
INVESTMENTS IN SUBSIDIARIES	3,222	787	—	(4,009)	—
TOTAL ASSETS	$3,529	$1,846	$1,416	$(4,009)	$2,782
CURRENT LIABILITIES
Short-term debt	$195	$2	$91	$—	$288
Accounts and notes payable (1)	55	246	321	—	622
Other current liabilities	69	69	134	—	272
TOTAL CURRENT LIABILITIES	319	317	546	—	1,182
LONG-TERM DEBT	743	—	7	—	750
RETIREMENT BENEFITS	291	—	23	—	314
INTERCOMPANY PAYABLE (RECEIVABLE)	1,866	(2,160)	294	—	—
OTHER LIABILITIES	40	93	106	—	239
MEZZANINE EQUITY	2	—	—	—	2
EQUITY ATTRIBUTABLE TO MERITOR, INC.	268	3,596	413	(4,009)	268
NONCONTROLLING INTERESTS (1)	—	—	27	—	27
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$3,529	$1,846	$1,416	$(4,009)	$2,782
(1) As of September 30, 2017, Assets and Liabilities held for sale were: (i) $1 million Cash and cash equivalents; (ii) $13 million Receivables, trade and other, net; (iii) $2 million Inventories; (iv) $3 million Net property; (v) $1 million Goodwill; (vi) $1 million Other assets; (vii) $12 million Accounts and notes payable; and (viiii) $2 million Noncontrolling interests. These assets and liabilities held for sale are included in the Non-Guarantors column, other than $1 million of Net property that is included in the Guarantor column.

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In millions)

	Fiscal Year Ended September 30, 2018
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$59	$55	$137	$—	$251
INVESTING ACTIVITIES
Capital expenditures	(10)	(49)	(45)	—	(104)
Cash paid for the acquisition of AA Gear & Manufacturing Inc.	(35)	—	—	—	(35)
Cash paid for investment in Transportation Power, Inc.	(6)	—	—	—	(6)
Proceeds from sale of a business	4	—	—	—	4
Proceeds from sale of assets	—	—	2	—	2
Proceeds from prior year sale of equity method investment	250	—	—	—	250
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	203	(49)	(43)	—	111
FINANCING ACTIVITIES
Borrowings and securitization	—	—	(43)	—	(43)
Redemption of notes	(181)	—	—	—	(181)
Intercompany advances	35	—	(35)	—	—
Repurchase of common stock	(100)	—	—	—	(100)
Other financing activities	(2)	(3)	—	—	(5)
CASH USED FOR FINANCING ACTIVITIES	(248)	(3)	(78)	—	(329)
EFFECT OF CHANGES IN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(6)	—	(6)
CHANGE IN CASH AND CASH EQUIVALENTS	14	3	10	—	27
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10	3	75	—	88
CASH AND CASH EQUIVALENTS AT END OF YEAR	$24	$6	$85	$—	$115

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In millions)

	Fiscal Year Ended September 30, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$33	$85	$58	$—	$176
INVESTING ACTIVITIES
Capital expenditures	(9)	(51)	(35)	—	(95)
Cash paid for the acquisition of Fabco	—	(32)	(2)	—	(34)
Net investing cash flows provided by discontinued operations	—	2	—	—	2
CASH USED FOR INVESTING ACTIVITIES	(9)	(81)	(37)	—	(127)
FINANCING ACTIVITIES
Borrowings and securitization	—	—	89	—	89
Proceeds from debt issuance	325	—	—	—	325
Redemption of notes	(103)	—	—	—	(103)
Repayment of notes and term loan	(408)	—	—	—	(408)
Other financing activities	(1)	(3)	(9)	—	(13)
Debt issuance costs	(12)	—	—	—	(12)
Intercompany advances	95	—	(95)	—	—
CASH USED FOR FINANCING ACTIVITIES	(104)	(3)	(15)	—	(122)
EFFECT OF CHANGES IN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1	—	1
CHANGE IN CASH AND CASH EQUIVALENTS	(80)	1	7	—	(72)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	90	2	68	—	160
CASH AND CASH EQUIVALENTS AT END OF YEAR	$10	$3	$75	$—	$88

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In millions)

	Fiscal Year Ended September 30, 2016 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$196	$39	$(31)	$—	$204
INVESTING ACTIVITIES
Capital expenditures	(19)	(43)	(31)	—	(93)
Other investing activities	—	4	(1)	—	3
Net investing cash flows provided by discontinued operations	—	1	3	—	4
CASH USED FOR INVESTING ACTIVITIES	(19)	(38)	(29)	—	(86)
FINANCING ACTIVITIES
Repayment of notes and term loan	(55)	—	—	—	(55)
Other financing cash flows	(1)	(4)	(11)	—	(16)
Repurchase of common stock	(81)	—	—	—	(81)
Intercompany advances	(23)	—	23	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(160)	(4)	12	—	(152)
EFFECT OF CHANGES IN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1	—	1
CHANGE IN CASH AND CASH EQUIVALENTS	17	(3)	(47)	—	(33)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	73	5	115	—	193
CASH AND CASH EQUIVALENTS AT END OF YEAR	$90	$2	$68	$—	$160

(1) Amounts have been recast. See Long-term Debt (Note 17).

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. As of September 30, 2018 and 2017, Parent-only obligations included $248 million and $303 million, respectively, of pension and retiree medical benefits (see Notes 21 and 22). All debt is debt of the Parent other than $51 million and $100 million at September 30, 2018 and 2017, respectively, (see Note 17) and is primarily related to capital lease obligations and lines of credit. Cash dividends paid to the parent by subsidiaries and investments accounted for by the equity method were $29 million, $1 million, $25 million for 2018, 2017, and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. This evaluation was based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on management’s assessment and the criteria set forth by COSO, we assessed that the internal control over financial reporting was effective as of September 30, 2018.
The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the consolidated balance sheets of Meritor as of September 30, 2018 and the related consolidated statements of operations, comprehensive income, cash flows and equity (deficit) for the year ended September 30, 2018, has issued an attestation report on Meritor’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Meritor, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Meritor, Inc. and subsidiaries (the "Company") as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2018, of the Company and our report dated November 15, 2018 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/	DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Detroit, Michigan
November 15, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption Election of Directors – Information as to Nominees for Director and Continuing Directors in Meritor’s definitive Proxy Statement for its 2019 Annual Meeting (the "2019 Proxy Statement"), which is expected to be filed within 120 days after Meritor’s fiscal year end. The information required by Item 10 regarding executive officers is set forth in Item 4A of Part I of this Form 10-K. The other information required by Item 10, including regarding the audit committee, audit committee financial expert disclosure and our code of ethics, is incorporated by reference from the information under the captions Code of Ethics, Board of Directors and Committees and Director Qualifications and Nominating Procedures in the 2019 Proxy Statement. Disclosure of delinquent Section 16 filers pursuant to Item 405 of Regulation S-K will be contained in the 2019 Proxy Statement.

Item 11. Executive Compensation.

See the information under the captions Director Compensation in Fiscal Year 2018 and Executive Compensation in the 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

See the information under the captions Voting Securities and Ownership by Management of Equity Securities in the 2019 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of September 30, 2018, were as follows:

Plan Category	(column a) Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	(column b) Weighted average exercise price of outstanding options, warrants and rights	(column c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	—	$—	4,305,575
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	4,305,575
____________________

[1]
In addition to stock options, shares of common stock, restricted shares of common stock, restricted share units and performance share units, all of which do not have an exercise price, have been awarded under the Company’s equity compensation plans and were outstanding at September 30, 2018. The number of weighted average shares in column (a) and the weighted average exercise price reported in column (b) does not take these awards into account.

All of the equity compensation plans under which grants are outstanding as shown above were approved by Meritor shareholders.

The following number of shares remained available for issuance under our equity compensation plans at September 30, 2018. Grants may be in the form of any of the listed type of awards.

Plan	Number of shares	Type of award
2010 Long-Term Incentive Plan*	4,305,575	Stock options, stock appreciation rights, stock awards and other stock-based awards
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions Board of Directors and Committees and Certain Relationships and Related Transactions in the 2019 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

See the information under the caption Independent Accountants’ Fees in the 2019 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements (all financial statements listed below are those of the company and its consolidated subsidiaries):

Consolidated Statement of Operations, years ended September 30, 2018, 2017 and 2016.

Consolidated Statement of Comprehensive Income, years ended September 30, 2018, 2017 and 2016.

Consolidated Balance Sheet, September 30, 2018 and 2017.

Consolidated Statement of Cash Flows, years ended September 30, 2018, 2017 and 2016.

Consolidated Statement of Shareholders' Equity (Deficit), years ended September 30, 2018, 2017 and 2016.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedule for the years ended September 30, 2018, 2017 and 2016.

Schedules not filed with this Annual Report on Form 10-K are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or related notes.

Item 16. Form 10-K Summary.

None.

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

10-a-2
Third Amended and Restated Pledge and Security Agreement, dated as of March 31, 2017, by and among Meritor, the subsidiaries named therein, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10-b to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2017, is incorporated herein by reference.

10-a-3
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of August 30, 2017, among Meritor, the subsidiaries named therein, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10-a-3 to Meritor’s Annual Report on Form 10-K for the fiscal year ended October 1 2017, is incorporated herein by reference.

10-a-4
Amendment No. 2 to Third Amended and Restated Credit Agreement and Amendment No. 1 to Third Amended and Restated Pledge and Security Agreement, dated as of December 14, 2017, among Meritor, the subsidiaries named therein, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2017, is incorporated herein by reference.

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

*10-c
2010 Long-Term Incentive Plan, as amended and restated as of January 26, 2017, filed as Exhibit 10-c to Meritor’s Annual Report on Form 10-K for the fiscal year ended October 1 2017, is incorporated herein by reference.

*10-c-1
Form of Performance Share Agreement under 2010 Long-Term Incentive Plan, as amended, filed as Exhibit 10-e-8 to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 29, 2013 (the “2013 Form 10-K”), is incorporated herein by reference.

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

*10-c-4
Form of Performance Share Unit Agreement for Employees for grants on or after December 1, 2015 under 2010 Long Term Incentive Plan, as amended, filed as Exhibit 10-f-9 to Meritor's Annual Report on Form 10-K for the fiscal year ended September 27, 2015, is incorporated herein by reference.

*10-c-5
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

10-j-2
Extension dated January 23, 2018 of Receivable Purchase Agreement dated February 2, 2012 between Meritor Heavy Vehicle Braking Systems (UK) Limited, as seller, and Viking Asset Purchaser No. 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-c to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2017, is incorporated herein by reference.

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

10-l-8
Eighth Amendment to the Receivables Purchase Agreement dated as of December 5, 2017, by and among ArvinMeritor Receivables Corporation, as Seller, Meritor, Inc., as Initial Servicer, and PNC Bank, National Association, as a Related Committed Purchaser, as an LC Participant, as a Purchaser Agent, as LC Bank and as Administrator, filed as Exhibit 10-b to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2017, is incorporated herein by reference.

10-l-9**
Ninth Amendment to the Receivables Purchase Agreement dated as of October 4, 2018, by and among ArvinMeritor Receivables Corporation, as Seller, Meritor, Inc., as Initial Servicer, and PNC Bank, National Association, as a Related Committed Purchaser, as an LC Participant, as a Purchaser Agent, as LC Bank and as Administrator.

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

*10-o
Employment Agreement between Meritor, Inc. and Kevin Nowlan dated May 1, 2013, filed as Exhibit 10-f to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, is incorporated herein by reference.

*10-p
Amended and Restated Employment Letter between Meritor, Inc. and Jeffrey A. Craig dated April 29, 2015, filed as Exhibit 10-a-2 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2015, is incorporated herein by reference.

*10-q	Form of Performance Share Agreement for grant from Meritor, Inc. to Jeffrey Craig on December 1, 2013, filed as Exhibit 10-zz to the 2013 Form 10-K, is incorporated herein by reference.

*10-r
Compensation Letter dated as of April 29, 2015 between Meritor, Inc. and Jeffrey A. Craig, filed as Exhibit 10-a-1 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2015, is incorporated herein by reference.

*10-s	Form of Employment Agreement, filed as Exhibit 10-b to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 3, 2016, is incorporated herein by reference.

*10-t
Schedule identifying agreements substantially identical to the Form of Employment Agreement constituting Exhibit 10-s hereto, filed as Exhibit 10-bb to Meritor's Annual Report on Form 10-K for the fiscal year ended October 2, 2016, is incorporated herein by reference.

21**	List of Subsidiaries of Meritor, Inc.

23-a**	Consent of April Miller Boise, Esq., Senior Vice President, Chief Legal Officer and Corporate Secretary.

23-b**	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24**	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of Meritor.

31-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
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
April Miller Boise
Senior Vice President, Chief Legal Officer and Corporate Secretary

Date: November 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 16th day of November, 2018 by the following persons on behalf of the registrant and in the capacities indicated.

William R. Newlin*	Chairman of the Board of Directors

Jan A. Bertsch, Rodger L. Boehm,
Rhonda L. Brooks, Ivor J. Evans, William J. Lyons,	Directors
Thomas L. Pajonas, Lloyd G. Trotter*

Jay A. Craig*	Chief Executive Officer and President (Principal Executive Officer) and Director

Kevin A. Nowlan*	Senior Vice President and President, Trailer, Components and Chief Financial Officer (Principal Financial Officer)

Paul D. Bialy*	Vice President, Controller and Principal Accounting Officer

* By:	/s/ April Miller Boise
April Miller Boise
Attorney-in-fact **

** By authority of powers of attorney filed herewith.