Form 10-Q
period 2018-12-30
MERITOR INC
filed 2019-01-30
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Registration S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit such files).

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
83,385,576 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on January 28, 2019.

MERITOR, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended December 31,
	2018	2017
	(Unaudited)
Sales	$1,038	$903
Cost of sales	(897)	(771)
GROSS MARGIN	141	132
Selling, general and administrative	(34)	(67)
Restructuring costs	—	(2)
Other operating expense, net	—	(1)
OPERATING INCOME	107	62
Other income, net	11	7
Equity in earnings of affiliates	9	5
Interest expense, net	(14)	(24)
INCOME BEFORE INCOME TAXES	113	50
Provision for income taxes	(21)	(83)
INCOME (LOSS) FROM CONTINUING OPERATIONS	92	(33)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(1)
NET INCOME (LOSS)	92	(34)
Less: Net income attributable to noncontrolling interests	(2)	(2)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$90	$(36)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.
Net income (loss) from continuing operations	$90	$(35)
Loss from discontinued operations	—	(1)
Net income (loss)	$90	$(36)
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$1.06	$(0.40)
Discontinued operations	—	(0.01)
Basic earnings per share	$1.06	$(0.41)
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$1.03	$(0.40)
Discontinued operations	—	(0.01)
Diluted earnings per share	$1.03	$(0.41)

Basic average common shares outstanding	84.8	88.6
Diluted average common shares outstanding	87.5	88.6

See notes to Condensed Consolidated Financial Statements. Prior period has been recast, see Note 20.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended December 31,
	2018	2017
	(Unaudited)
Net income (loss)	$92	$(34)
Other comprehensive income (loss):
Foreign currency translation adjustments:
Attributable to Meritor, Inc.	(4)	(8)
Attributable to noncontrolling interest	1	1
Pension and other postretirement benefit related adjustments	—	3
Unrealized gain on investments and foreign exchange contracts	1	—
Other comprehensive loss, net of tax	(2)	(4)
Total comprehensive income (loss)	90	(38)
Less: Comprehensive income attributable to noncontrolling interest	(3)	(3)
Comprehensive income (loss) attributable to Meritor, Inc.	$87	$(41)

See notes to Condensed Consolidated Financial Statements.

MERITOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2018	September 30, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127	$115
Receivables, trade and other, net	539	588
Inventories	522	477
Other current assets	52	46
TOTAL CURRENT ASSETS	1,240	1,226
NET PROPERTY	481	483
GOODWILL	418	421
OTHER ASSETS	594	596
TOTAL ASSETS	$2,733	$2,726
LIABILITIES, MEZZANINE EQUITY AND EQUITY
CURRENT LIABILITIES:
Short-term debt	$172	$94
Accounts and notes payable	680	700
Other current liabilities	300	290
TOTAL CURRENT LIABILITIES	1,152	1,084
LONG-TERM DEBT	731	730
RETIREMENT BENEFITS	254	262
OTHER LIABILITIES	233	332
TOTAL LIABILITIES	2,370	2,408
COMMITMENTS AND CONTINGENCIES (See Note 21)
MEZZANINE EQUITY:
Convertible debt with cash settlement	1	1
EQUITY:
Common stock (December 31, 2018 and September 30, 2018, 103.7 and 102.2 shares issued and 83.4 and 84.9 shares outstanding, respectively)	104	102
Additional paid-in capital	790	787
Retained earnings	290	200
Treasury stock, at cost (December 31, 2018 and September 30, 2018, 20.4 and 17.3 shares, respectively)	(286)	(236)
Accumulated other comprehensive loss	(569)	(566)
Total equity attributable to Meritor, Inc.	329	287
Noncontrolling interests	33	30
TOTAL EQUITY	362	317
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,733	$2,726
See notes to Condensed Consolidated Financial Statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Three Months Ended December 31,
	2018	2017
	(Unaudited)
OPERATING ACTIVITIES
CASH PROVIDED BY OPERATING ACTIVITIES (See Note 11)	$11	$33
INVESTING ACTIVITIES
Capital expenditures	(23)	(18)
Proceeds from sale of equity method investment	—	250
Cash paid for investment in Transportation Power, Inc.	(3)	(3)
Other investing activities	(1)	—
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(27)	229
FINANCING ACTIVITIES
Borrowings and securitization	78	(51)
Redemption of notes	—	(181)
Other financing activities	(1)	(1)
Net change in debt	77	(233)
Repurchase of common stock	(50)	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	27	(233)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1	(1)
CHANGE IN CASH AND CASH EQUIVALENTS	12	28
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	115	88
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$127	$116

See notes to Condensed Consolidated Financial Statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at September 30, 2018	$102	$787	$200	$(236)	$(566)	$287	$30	$317
Comprehensive income (loss)	—	—	90	—	(3)	87	3	90
Equity based compensation expense	—	5	—	—	—	5	—	5
Vesting of equity based awards	2	(2)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	(50)	—	(50)	—	(50)
Ending Balance at December 31, 2018	$104	$790	$290	$(286)	$(569)	$329	$33	$362

Beginning Balance at October 1, 2017	$101	$765	$83	$(136)	$(545)	$268	$27	$295
Comprehensive income (loss)	—	—	(36)	—	(5)	(41)	3	(38)
Equity based compensation expense	—	5	—	—	—	5	—	5
Vesting of equity based awards	1	(1)	—	—	—	—	—	—
Other equity adjustments	—	1	—	—	—	1	—	1
Ending Balance at December 31, 2017	$102	$770	$47	$(136)	$(550)	$233	$30	$263

See notes to Condensed Consolidated Financial Statements.

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
Certain businesses are reported in discontinued operations in the Condensed Consolidated Statement of Operations, Condensed Consolidated Statement of Cash Flows and related notes for all periods presented. Additional information regarding discontinued operations is discussed in Note 5.
In the opinion of the company, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The Condensed Consolidated Balance Sheet data as of September 30, 2018 was derived from audited financial statements but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended December 31, 2018 are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30, and its fiscal quarters generally end on the Sundays nearest December 31, March 31 and June 30. The first quarter of fiscal years 2019 and 2018 ended on December 30, 2018 and December 31, 2017, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and December 31 are used consistently throughout this report to represent the fiscal year end and first fiscal quarter end, respectively.
2. Earnings per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted shares, restricted share units, performance share unit awards and convertible securities, if applicable.
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended December 31,
	2018	2017
Basic average common shares outstanding	84.8	88.6
Impact of restricted shares, restricted share units and performance share units	2.1	—
Impact of convertible notes	0.6	—
Diluted average common shares outstanding	87.5	88.6
In November 2018, the Board of Directors approved a grant of performance share units to all executives eligible to participate in the long-term incentive plan. Each performance share unit represents the right to receive one share of common stock or its cash equivalent upon achievement of certain performance and time vesting criteria. The fair value of each performance share unit was $16.50, which was the company’s share price on the grant date of December 1, 2018. The Board of Directors also approved a grant of 0.4 million restricted share units to these executives. The restricted share units vest at the earlier of three years from the date of grant or upon termination of employment with the company under certain circumstances. The fair value of each restricted share unit was $16.50, which was the company's share price on the grant date of December 1, 2018.
The actual number of performance share units that will vest depends upon the company’s performance relative to the established performance metrics for the three-year performance period of October 1, 2018 to September 30, 2021, measured at the end of the performance period. The number of performance share units that vest will depend on adjusted EBITDA margin and adjusted diluted earnings per share from continuing operations at the following weights: 50% associated with achieving an adjusted EBITDA margin target and 50% associated with achieving an adjusted diluted earnings per share from continuing operations target. The

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

number of performance share units that vest will be between 0% and 200% of the grant date amount of 0.5 million performance share units.
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
The actual number of performance share units that vested depended upon the company’s performance relative to the established performance metrics for the three-year performance period of October 1, 2015 to September 30, 2018, which was measured at the end of the performance period. The company's performance resulted in the calculated payout of the performance share units at 200% of the grant date amounts.
For the three months ended December 31, 2018, the dilutive impact of previously issued restricted shares, restricted share units and performance share units was 2.1 million shares. For the three months ended December 31, 2017, the potential effect of 1.7 million restricted shares, restricted share units and performance share units was excluded from the diluted earnings per share calculation because inclusion in a loss from continuing operations period would reduce the loss per share from continuing operations attributable to common shareholders. For the three months ended December 31, 2018 and December 31, 2017, compensation cost related to restricted shares, restricted share units and performance share units was $5 million.
For the three months ended December 31, 2018, 0.6 million shares were included in the computation of diluted earnings per share, as the company's average stock price during these periods exceeded the conversion price for the 7.875 percent convertible notes due 2026. For the three months ended December 31, 2017, the potential effect of 1.0 million shares into which the company's 7.875 percent convertible notes due 2026 was excluded in the computation of diluted earnings per share because inclusion in a loss from continuing operations period would reduce the loss per share from continuing operations attributable to common shareholders.
3. New Accounting Standards
Accounting standards implemented during fiscal year 2019
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, followed by various related amendments (ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, ASU 2017-05, ASU 2017-06, ASU 2017-13, and ASU 2017-14) collectively referred to as "Topic 606", which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service and requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The company adopted Topic 606 in the first quarter of the fiscal year beginning October 1, 2018. As a result, the company has changed its accounting policy for revenue recognition as detailed below.

The company applied Topic 606 using the modified retrospective approach (i.e., by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity at October 1, 2018). Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. There was no adjustment to the opening balance of equity at October 1, 2018 as there was no significant impact to previously recorded revenue or expense. The guidance has been applied to all existing contracts at the date of initial application. The adoption of Topic 606 had an immaterial impact to our Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations, and Condensed Consolidated Statement of Cash Flows but did require enhanced disclosures to meet the new disclosure requirements; those enhanced disclosures are included in Note 4.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The guidance requires entities to only include the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit, are to be included in a separate line item(s) outside of any sub-total of operating income. ASU 2017-07 also provides guidance that only the service cost component of net benefit cost is eligible for capitalization. The revisions in this amendment

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

are to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The company adopted this standard in the first quarter of fiscal year 2019. Amounts previously reflected in Operating Income were reclassified to Other income (expense) in accordance with the provisions of ASU 2017-07. Refer to Note 20 for amounts that were reclassified.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. The amendments in this ASU result from the FASB’s standing project to address suggestions on the Accounting Standards Codification ("ASC") and to make other incremental improvements to GAAP. The amendments include changes to clarify the ASC or correct unintended application of guidance that is not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.

Some of the amendments in this ASU were effective upon issuance. Others have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities, or are conforming amendments that have been made to recently issued guidance that is not yet effective that may require application of the transition and effective date guidance in the original ASU.

The company adopted certain amendments in this ASU in the first quarter of fiscal year 2019. Those certain amendments had effective dates for annual periods beginning after December 15, 2017, for public business entities. The amendments that were adopted in the first quarter of fiscal year 2019 did not have a material impact on the company's condensed consolidated financial statements. The company plans to implement the remaining amendments beginning October 1, 2019 and is currently evaluating the potential impact on its condensed consolidated financial statements.

The company also adopted the following ASUs during fiscal year 2019, none of which had a material impact to the financial statements or financial statement disclosures:

ASU		Effective Date
2016-01	Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities	October 1, 2018
2016-15	Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)	October 1, 2018
2016-16	Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory	October 1, 2018
2016-18	Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)	October 1, 2018
2017-01	Business Combinations (Topic 805): Clarifying the Definition of a Business	October 1, 2018
2017-09	Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting	October 1, 2018
2017-10	Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services (a consensus of the FASB Emerging Issues Task Force)	October 1, 2018
2018-03	Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities	October 1, 2018
2018-04	Investments—Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (SEC Update)	October 1, 2018
2018-08	Not-For-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made	October 1, 2018
Accounting standards to be implemented
The following represent the standards that may result in a significant change in practice and/or have a significant financial impact to the company.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update will require lessees to recognize a right-of-use asset and lease liability for substantially all leases. The standard is required to be adopted by public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2019, and is currently assessing the potential impact of this guidance on its accounting policies and its condensed consolidated financial statements. The company plans to implement this standard using the additional and optional transition method as provided by ASU 2018-11. Please see discussion of ASU 2018-11 below.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including accounts receivable. The ASU also modifies the impairment model for available-for-sale ("AFS") debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The amendments in this update are required to be adopted by public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The company is currently evaluating the potential impact of this guidance on its accounting policies and its condensed consolidated financial statements.

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

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842. The amendments in this ASU affect narrow aspects of the guidance issued in ASU 2016-02, Leases (Topic 842), which is not yet effective. The effective date and transition requirements for this ASU are the same as those for ASU 2016-02 as described below. Therefore, the company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2019 in connection with its planned implementation of ASU 2016-02 and is currently assessing the potential impact of this new guidance on its accounting policies and its condensed consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in this ASU affect the guidance issued in ASU 2016-02, Leases (Topic 842), which is not yet effective. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments also provide lessors with a practical expedient to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component in certain circumstances. The effective date for this ASU are the same as those for ASU 2016-02 as described below. Therefore, the company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2019 in connection with its planned implementation of ASU 2016-02 and is currently assessing the potential impact of this new guidance on its accounting policies and its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU add, modify, and eliminate certain disclosure requirements on fair value measurements in Topic 820. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Certain amendments should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. Others should be applied retrospectively. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The company is currently evaluating the potential impact of this new guidance on its condensed consolidated financial statements.

4. Revenue
Revenue is measured based on the consideration to which the company expects to be entitled, and is presented net of any estimates of customer sales allowances, incentives, rebates, and returns. The company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the company from a customer, are excluded from revenue.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Shipping and handling costs associated with outbound freight after control of a product has transferred to a customer are accounted for as a fulfillment cost, as opposed to a distinct performance obligation, and are included in cost of sales.

Nature of goods and services

The following is a description of principal activities - separated by reportable segments - from which the company generates its revenue.

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

Although the company may enter into long-term supply arrangements with its major customers, the prices and volumes are not fixed over the term of the arrangements and a contract does not exist under the scope of ASC 606 until prices and volumes are known. As such, individual customer releases or purchase orders represent the contract with the customer.

The company accounts for individual products and services separately if they are distinct (i.e., if a product or service is separately identifiable from other items and if a customer can benefit from it on its own or with other resources that are readily available to the customer). The company has identified certain performance obligations related to brake pad fitting and axle dressing where it is acting as an agent and, therefore, recognizes revenue on a net basis for satisfaction of those performance obligations.

The company recognizes revenue for the sale of goods at the point in time when the customer takes control of the goods. As such, revenue is recognized upon shipment of product and transfer of ownership to the customer. The amount of revenue recognized is based on the purchase order price and adjusted for variable consideration (i.e., customer sales allowances, incentives, rebates, and returns). Provisions for customer sales allowances, incentives, rebates, and returns are recorded as a reduction of sales at the time of revenue recognition based primarily on historical experience. The company’s payment terms with customers are customary and vary by customer and geography but typically range from 30 to 90 days.

The company provides warranties on some of its products. The company records estimated product warranty costs at the time of shipment of products to customers (see Note 16 and Note 17).

Disaggregation of revenue

In the following table, revenue is disaggregated for each of our operating segments by primary geographical market.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 31, 2018
Primary Geographical Market	Commercial Truck & Trailer	Aftermarket & Industrial	Total
U.S.	$385	$204	$589
Canada	—	18	18
Mexico	54	4	58
Total North America	439	226	665
Sweden	74	—	74
Italy	57	4	61
United Kingdom	41	3	44
Other Europe	3	19	22
Total Europe	175	26	201
Brazil	50	—	50
China	41	—	41
India	57	—	57
Other Asia-Pacific	24	—	24
Total sales	$786	$252	$1,038

Contract balances

As of December 31, 2018 and September 30, 2018, Trade receivables, net, which are included in Receivables, trade and other, net, on the Condensed Consolidated Balance Sheet, were $509 million and $566 million, respectively.

For the three months ended December 31, 2018, the company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of December 31, 2018.

Contract costs

The company applies the practical expedient provided in Topic 606 and recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the company otherwise would have recognized is one year or less. The costs which are not capitalized are included in cost of sales.

5. Discontinued Operations
Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended December 31,
	2018	2017
Sales	$—	$—

Loss before income taxes	$—	$(2)
Benefit from income taxes	—	1
Loss from discontinued operations attributable to Meritor, Inc.	$—	$(1)
Loss from discontinued operations attributable to the company for the three months ended December 31, 2017 was primarily related to changes in estimates related to legal costs incurred in connection with a previously divested business.
6. Goodwill
In accordance with FASB Accounting Standards Codification ("ASC") Topic 350-20, "Intangibles—Goodwill and Other," goodwill is reviewed for impairment annually during the fourth quarter of the fiscal year or more frequently if certain indicators

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

arise. If business conditions or other factors cause the operating results and cash flows of a reporting unit to decline, the company may be required to record impairment charges for goodwill at that time.
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
Realignment of Reporting Units
As discussed in Note 23, "Business Segment Information," the company realigned its operations in the second quarter of fiscal year 2018, resulting in a change to its reportable segments. As a result of the change in reportable segments, the company's reporting units changed. The Commercial Truck & Trailer segment contains two reporting units. The Aftermarket & Industrial segment contains three reporting units. Goodwill was reassigned to the new reporting units using a relative fair value allocation.
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

A summary of the changes in the carrying value of goodwill by the company’s two reportable segments are presented below (in millions):

	Commercial Truck & Trailer	Aftermarket & Industrial	Total
Goodwill (1)	$289	$147	$436
Accumulated impairment losses (1)	—	(15)	(15)
Beginning Balance at September 30, 2018	289	132	421
Foreign currency translation	(2)	(1)	(3)
Balance at December 31, 2018	$287	$131	$418
(1) Amounts have been recast to reflect reportable segment changes made in the second quarter of fiscal year 2018 (see Note 23).

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Restructuring Costs
Restructuring reserves, primarily related to unpaid employee termination benefits, were $3 million at December 31, 2018 and $4 million at September 30, 2018. The changes in restructuring reserves for the three months ended December 31, 2018 and 2017 are as follows (in millions):

	Employee Termination Benefits	Plant Shutdown & Other	Total
Beginning Balance at September 30, 2018	$4	$—	$4
Activity during the period:
Charges to continuing operations	—	—	—
Cash payments – continuing operations	(1)	—	(1)
Total restructuring reserves at December 31, 2018	3	—	3
Less: non-current restructuring reserves	(1)	—	(1)
Restructuring reserves – current, at December 31, 2018	$2	$—	$2

Balance at October 1, 2017	$5	$1	$6
Activity during the period:
Charges to continuing operations	2	—	2
Cash payments – continuing operations	(2)	(1)	(3)
Total restructuring reserves at December 31, 2017	5	—	5
Less: non-current restructuring reserves	(2)	—	(2)
Restructuring reserves – current, at December 31, 2017	$3	$—	$3

Restructuring Costs: During the first three months of fiscal year 2018, the company recorded restructuring costs of $2 million primarily associated with labor reduction programs in the Commercial Truck & Trailer segment and Aftermarket & Industrial segments.

8. Income Taxes
For each interim reporting period, the company makes an estimate of the effective tax rate expected to be applicable for the full fiscal year pursuant to FASB ASC Topic 740-270, "Accounting for Income Taxes in Interim Periods." The rate so determined is used in providing for income taxes on a year-to-date basis. Jurisdictions with a projected loss for the year or an actual year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of including these jurisdictions on the quarterly effective rate calculation could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Specifically, the company included discrete tax expense in its first quarter financial statements for fiscal year 2018 related to provisional amounts under SAB 118 for the impact of the revaluation of U.S. deferred tax assets and liabilities due to the federal income tax rate reduction from 35 percent to 21 percent. Additionally, the company estimated its liability and included provisional amounts for the one-time transition tax as a discrete tax expense. The company will elect to offset the liability associated with this transition tax by utilizing foreign tax credit carryovers. The revaluation of the deferred tax assets and the transition tax resulted in a non-cash charge of $77 million in the first quarter of fiscal year 2018. In the first quarter of fiscal 2019, a $7 million income tax net benefit was recorded which consists of an income tax benefit of $11 million for refinement of the transition tax and $4 million income tax expense for refinement of other adjustments.

Tax expense related to the transition tax and rate change on net deferred tax assets and liabilities as of December 31, 2018 is now considered complete under SAB 118. Additionally, as of December 31, 2018, the company has accounted for the tax impacts related to the Global Intangible Low Tax Income ("GILTI"), Base Erosion Anti Abuse Tax ("BEAT") and Foreign Derived Intangible Income ("FDII") regimes as well as all other provisions of the U.S. tax reform that are effective in fiscal year 2019. The company has elected to treat GILTI as a period cost and, therefore, has not recognized deferred taxes for basis differences that may reverse as GILTI tax in future periods.

In evaluating the ability to recover its net deferred tax assets, the company utilizes a consistent approach which considers its historical operating results, including an assessment of the degree to which any gains or losses are driven by items that are unusual in nature, and tax planning strategies. In addition, the company reviews changes in near-term market conditions and other factors that impact future operating results. In fiscal year 2018, after sustained profitability and improved market conditions, the valuation allowance in Brazil was reversed. As of December 31, 2018, the company continues to maintain the valuation allowances in France, the U.K., and certain other jurisdictions, as the company believes the negative evidence that it will be able to recover these net deferred tax assets continues to outweigh the positive evidence. If, in the future, the company generates taxable income on a sustained basis, its conclusion regarding the need for valuation allowances in these jurisdictions could change.

For the three months ended December 31, 2018, the company had approximately $6 million of net pre-tax income compared to $2 million of net pre-tax income in the same period in fiscal year 2018 in tax jurisdictions in which tax expense (benefit) is not recorded.
9. Acquisition and Divestiture
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

Since completion of initial estimates in the fourth quarter of fiscal year 2018, the company recorded insignificant measurement period adjustments to decrease the provisional fair value of identifiable net assets acquired and liabilities assumed in the AAG transaction, which had a net zero impact to goodwill. The adjustments were made to reflect additional available information and updated preliminary valuation results. The measurement period remains open to finalize the value of intangible assets and to obtain more information on an open warranty claim. The company is reviewing and may record other additional measurement period adjustments in fiscal year 2019. All goodwill resulting from the AAG acquisition was assigned to the Commercial Truck & Trailer reportable segment (see Note 6).
Divestiture of Meritor Huayang Vehicle Braking Company Ltd.
On February 7, 2018, Meritor completed the sale of its equity interest in Meritor Huayang Vehicle Braking Company Ltd. All assets and liabilities of the business were transferred at closing.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Accounts Receivable Factoring and Securitization
Off-balance sheet arrangements
Swedish Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo through one of its European subsidiaries. Under this arrangement with Nordea Bank, which expires in March 2020, the company can sell up to, at any point in time, €155 million ($177 million) of eligible trade receivables. The amount of eligible receivables sold may exceed Nordea Bank's commitment at Nordea Bank's discretion. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €158 million ($181 million) and €136 million ($158 million) of this accounts receivable factoring facility as of December 31, 2018 and September 30, 2018, respectively.
The facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through January 10, 2020. The commitment is subject to standard terms and conditions for this type of arrangement.
U.S. Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its U.S. subsidiaries through one of its U.S. subsidiaries. Under this arrangement with Nordea Bank, which expires in February 2019, the company can sell up to, at any point in time, €80 million ($92 million) of eligible trade receivables. The company is working to extend this arrangement before its current maturity date. The amount of eligible receivables sold may exceed Nordea Bank’s commitment at Nordea Bank’s discretion. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €53 million ($61 million) and €45 million ($53 million) of this accounts receivable factoring facility as of December 31, 2018 and September 30, 2018, respectively.
United Kingdom Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. Under this arrangement with Nordea Bank, which expires in February 2022, the company can sell up to, at any point in time, €25 million ($29 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €9 million ($11 million) and €8 million ($9 million) of this accounts receivable factoring facility as of December 31, 2018 and September 30, 2018, respectively. The agreement is subject to standard terms and conditions for these types of arrangements, including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
Italy Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement with Nordea Bank, which expires in June 2022, the company can sell up to, at any point in time, €30 million ($34 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €23 million ($27 million) and €24 million ($28 million) of this accounts receivable factoring facility as of December 31, 2018 and September 30, 2018, respectively. The agreement is subject to standard terms and conditions for these types of arrangements, including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
In addition to the above facilities, a number of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. The amount of factored receivables excluded from accounts receivable under these arrangements was $14 million and $12 million at December 31, 2018 and September 30, 2018, respectively.
Total costs associated with all of the off-balance sheet arrangements described above were $1 million and $2 million in the three months ended December 31, 2018 and 2017, respectively, and are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On-balance sheet arrangements
U.S. Securitization Facility: The company has a $110 million U.S. accounts receivables securitization facility with PNC Bank which expires December 2021. The maximum permitted priority debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company’s U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the Condensed Consolidated Balance Sheet. At December 31, 2018, $79 million were outstanding under this program, and $11 million of letters of credit were issued. At September 30, 2018, $46 million were outstanding under this program, and $11 million of letters of credit were issued. This securitization program contains a cross default to the revolving credit facility. At certain times during any given month, the company may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, the company would then typically utilize the cash received from customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, the company may borrow under this program amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
11. Operating Cash Flows
The reconciliation of net income to cash flows provided by operating activities is as follows (in millions):

	Three Months Ended December 31,
	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$92	$(34)
Less: Loss from discontinued operations, net of tax	—	(1)
Income (loss) from continuing operations	92	(33)
Adjustments to income (loss) from continuing operations to arrive at cash provided by operating activities:
Depreciation and amortization	22	21
Deferred income tax expense	3	73
Loss on debt extinguishment	—	8
Restructuring costs	—	2
Equity in earnings of affiliates	(9)	(5)
Pension and retiree medical income	(9)	(8)
Asbestos related liability remeasurement	(31)	—
Other adjustments to income (loss) from continuing operations	5	5
Dividends received from equity method investments	1	6
Pension and retiree medical contributions	(3)	(12)
Restructuring payments	(1)	(3)
Changes in off-balance sheet accounts receivable securitization and factoring programs	38	55
Changes in receivables, inventories and accounts payable	(52)	(46)
Changes in other current assets and liabilities	(40)	(36)
Changes in other assets and liabilities	(4)	6
Operating cash flows provided by continuing operations	12	33
Operating cash flows used for discontinued operations	(1)	—
CASH PROVIDED BY OPERATING ACTIVITIES	$11	$33

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	December 31, 2018	September 30, 2018
Finished goods	$180	$170
Work in process	44	41
Raw materials, parts and supplies	298	266
Total	$522	$477
13. Other Current Assets
     Other current assets are summarized as follows (in millions):

	December 31, 2018	September 30, 2018
Asbestos-related recoveries (see Note 21)	$8	$16
Prepaid and other	44	30
Other current assets	$52	$46
14. Net Property
     Net property is summarized as follows (in millions):

	December 31, 2018	September 30, 2018
Property at cost:
Land and land improvements	$29	$29
Buildings	227	228
Machinery and equipment	926	914
Company-owned tooling	132	130
Construction in progress	76	81
Total	1,390	1,382
Less: accumulated depreciation	(909)	(899)
Net property	$481	$483

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Other Assets
     Other assets are summarized as follows (in millions):

	December 31, 2018	September 30, 2018
Investments in non-consolidated joint ventures	$112	$102
Asbestos-related recoveries (see Note 21)	60	76
Unamortized revolver debt issuance costs	6	7
Capitalized software costs, net	24	26
Deferred income tax assets, net	137	140
Assets for uncertain tax positions	51	53
Prepaid pension costs	154	152
Intangible assets (1)	17	18
Other	33	22
Other assets	$594	$596

(1)
Primarily relates to customer relationships. As of December 31, 2018, the gross carrying value was $22 million and the accumulated amortization was $5 million. As of September 30, 2018, the gross carrying value was $22 million and the accumulated amortization was $4 million. The weighted average amortization periods for customer relationships is approximately 19 years.

The company holds a variable interest in a joint venture that is a variable interest entity ("VIE") accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. As of December 31, 2018 and September 30, 2018, the company’s investment in the joint venture was $68 million and $63 million, respectively.
TransPower

Meritor completed a $3 million strategic investment in Transportation Power, Inc. ("TransPower") in the first quarter of fiscal year 2019. Investments of $3 million in TransPower were also made in each of the first and third quarters of fiscal year 2018. The company holds a variable interest in TransPower, a VIE. TransPower develops electrical drive solutions and supplies integrated drive systems, full electric truck solutions and energy-storage subsystems to major manufacturers of trucks, school buses, refuse vehicles and terminal tractors. The company is not the primary beneficiary of TransPower, as other owners have control over the significant activities of TransPower, including the development of intellectual property and manufacturing. Therefore, the company does not consolidate TransPower. As of December 31, 2018 and September 30, 2018, the company’s investment in TransPower was $9 million and $6 million, respectively, representing the company’s maximum exposure to loss.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Other Current Liabilities
     Other current liabilities are summarized as follows (in millions):

	December 31, 2018	September 30, 2018
Compensation and benefits	$86	$122
Income taxes	32	27
Taxes other than income taxes	23	25
Accrued interest	17	11
Product warranties	19	19
Environmental reserves (see Note 21)	8	8
Restructuring (see Note 7)	2	3
Asbestos-related liabilities (see Note 21)	61	18
Indemnity obligations (see Note 21)	1	1
Other	51	56
Other current liabilities	$300	$290
Compensation and benefits includes the current portion of pension and retiree medical liability, accrued incentive compensation, salary and wages and accrued vacation, holiday and sick leave pay.
A summary of the changes in product warranties is as follows (in millions):

	Three Months Ended December 31,
	2018	2017
Total product warranties – beginning of period	$54	$45
Accruals for product warranties	7	3
Payments	(5)	(4)
Change in estimates and other	(1)	1
Total product warranties – end of period	55	45
Less: Non-current product warranties	(36)	(29)
Product warranties – current	$19	$16
17. Other Liabilities
Other liabilities are summarized as follows (in millions):

	December 31, 2018	September 30, 2018
Asbestos-related liabilities (see Note 21)	$92	$193
Restructuring (see Note 7)	1	1
Non-current deferred income tax liabilities	16	16
Liabilities for uncertain tax positions	47	48
Product warranties (see Note 16)	36	35
Environmental (see Note 21)	8	9
Indemnity obligations (see Note 21)	8	9
Other	25	21
Other liabilities	$233	$332

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18. Long-Term Debt
     Long-Term debt, net of discounts where applicable, is summarized as follows (in millions):

	December 31, 2018	September 30, 2018
3.25 percent convertible notes due 2037(1)(3)	$319	$318
4.0 percent convertible notes due 2027(1)(4)	24	24
7.875 percent convertible notes due 2026(1)(5)	22	22
6.25 percent notes due 2024(2)(6)	444	444
Capital lease obligation	7	7
Borrowings and securitization	124	46
Unamortized discount on convertible notes (7)	(37)	(37)
Subtotal	903	824
Less: current maturities	(172)	(94)
Long-term debt	$731	$730
(1) The 3.25 percent, 4.0 percent and 7.875 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2025, 2019 and 2020, respectively.
(2) The 6.25 percent notes contain a call option, which allows for early redemption by Meritor.
(3) The 3.25 percent convertible notes are presented net of $6 million and $7 million unamortized issuance costs as of December 31, 2018 and September 30, 2018, respectively.
(4) The 4.0 percent convertible notes are presented net of unamortized issuance costs of an insignificant amount as of December 31, 2018 and September 30, 2018.
(5) The 7.875 percent convertible notes are presented net of unamortized issuance costs of an insignificant amount as of December 31, 2018 and September 30, 2018, and $1 million original issuance discount as of December 31, 2018 and September 30, 2018.
(6) The 6.25 percent notes are presented net of $6 million unamortized issuance costs as of December 31, 2018 and September 30, 2018, respectively.
(7) The carrying amount of the equity component related to convertible debt.

Repurchase of Debt Securities
On November 2, 2017, the company redeemed the remaining $175 million aggregate principal amount outstanding of the company's 6.75 percent notes due 2021 at a price of $1,033.75 per $1,000 of principal amount, plus accrued and unpaid interest. The redemption resulted in a loss on debt extinguishment of approximately $8 million. The loss on debt extinguishment is included in Interest expense, net in the Condensed Consolidated Statement of Operations. The redemption was made pursuant to a special authorization from the Board of Directors in connection with the sale of the company's interest in Meritor WABCO Vehicle Control Systems ("Meritor WABCO") in the fourth quarter of fiscal year 2017.
Current Classification of 4.0 Percent Convertible Notes

The 4.0 percent senior convertible notes due 2027 ("the 4.0 Percent Convertible Notes") were classified as current as of December 31, 2018 and September 30, 2018 as the securities are redeemable at the option of the holder on February 15, 2019, at a repurchase price in cash equal to 100 percent of the accreted principal amount of the securities to be repurchased plus accrued and unpaid interest.

Current Classification of 7.875 Percent Convertible Notes
The 7.875 percent senior convertible notes due 2026 ("the 7.875 Percent Convertible Notes") were classified as current as of December 31, 2018 as the holders are entitled to convert all or a portion of their 7.875 Percent Convertible Notes at any time beginning January 2, 2019 and prior to the close of business on March 29, 2019 at a rate of 83.3333 shares of common stock per $1,000 principal amount at maturity of the 7.875 Percent Convertible Notes (representing a conversion price of approximately $12.00 per share). The 7.875 Percent Convertible Notes are convertible as the closing price of shares of the company's common

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

stock for at least 20 trading days during the 30 consecutive trading-day period ending on December 31, 2018 was greater than 120 percent of the $12.00 conversion price associated with the 7.875 Percent Convertible Notes.
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
As a result of the 7.875 Percent Convertible Notes becoming currently convertible for cash up to the principal amount of $23 million at the holder's option, $1 million of permanent equity was reclassified as mezzanine equity as of December 31, 2018 and September 30, 2018.

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
The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At December 31, 2018, the revolving credit facility was collateralized by approximately $843 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company’s current corporate credit rating. At December 31, 2018, the margin over LIBOR rate was 275 basis points and the commitment fee was 37.5 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 175 basis points.
Certain of the company’s subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly held notes outstanding under the company’s indentures (see Note 24).
At December 31, 2018, there were $45 million in borrowings outstanding under the revolving credit facility. At September 30, 2018, there were no borrowings outstanding under the revolving credit facility. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At December 31, 2018 and September 30, 2018, there were no letters of credit outstanding under the revolving credit facility.

Capital Leases
The company had $7 million of outstanding capital lease arrangements at both December 31, 2018 and September 30, 2018.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Letter of Credit Facilities
On February 21, 2014, the company entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, which expires in March 2019, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $25 million. This facility contains covenants and events of default generally similar to those existing in the company’s public debt indentures. There were $1 million of letters of credit outstanding under this facility at December 31, 2018 and September 30, 2018. The company had another $18 million and $19 million of letters of credit outstanding through other letter of credit facilities at December 31, 2018 and September 30, 2018, respectively.

Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million per bank. As of December 31, 2018 and September 30, 2018, the company had $23 million and $22 million, respectively, outstanding under this program at more than one bank.
19. Financial Instruments
Fair values of financial instruments are summarized as follows (in millions):

	December 31, 2018		September 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$127	$127	$115	$115
Short-term debt	172	189	94	116
Long-term debt	731	725	730	776
Foreign exchange forward contracts (other assets)	3	3	2	2
Foreign exchange forward contracts (other liabilities)	—	—	—	—
Foreign currency option contracts (other assets)	—	—	—	—
Cross-currency Swap (other assets)	11	11	6	6

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	December 31, 2018			September 30, 2018
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Assets
Foreign exchange forward contracts	3	—	3	2	—	2
Cross-currency swap	11	—	11	6	—	6
Derivative Liabilities
Foreign exchange forward contracts	1	(1)	—	—	—	—
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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Fair value of financial instruments by the valuation hierarchy at December 31, 2018 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$127	$—	$—
Short-term debt	—	187	2
Long-term debt	—	720	5
Foreign exchange forward contracts (other assets)	—	3	—
Foreign exchange forward contracts (other liabilities)	—	—	—
Foreign currency option contracts (other assets)	—	—	—
Cross-currency Swap (other assets)	—	11	—
Fair value of financial instruments by the valuation hierarchy at September 30, 2018 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$115	$—	$—
Short-term debt	—	114	2
Long-term debt	—	771	5
Foreign exchange forward contracts (other assets)	—	2	—
Foreign exchange forward contracts (other liabilities)	—	—	—
Foreign currency option contracts (other assets)	—	—	—
Cross-currency Swap (other assets)	—	6	—
The tables below provide a reconciliation of changes in fair value of the Level 3 financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet for the three months ended December 31, 2018 and 2017, respectively. No transfers of assets between any of the Levels occurred during these periods.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three months ended December 31, 2018 (in millions)	Short-term foreign currency option contracts	Long-term foreign currency option contracts	Total
Fair Value as of September 30, 2018	$—	$—	$—
Total unrealized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Total realized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Settlements	—	—	—
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	—	—	—
Fair Value as of December 31, 2018	$—	$—	$—

Three months ended December 31, 2017 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2017	$2	$1	$3
Total unrealized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Total realized gains (losses):
Included in other income	—	—	—
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Settlements	—	—	—
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	—	—	—
Fair Value as of December 31, 2017	$2	$1	$3
(1) Transfers as of the last day of the reporting period.
Cash and cash equivalents — The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents as of December 31, 2018 or September 30, 2018.
     Short- and long-term debt — Fair values are based on transaction prices at public exchange for publicly traded debt. For debt instruments that are not publicly traded, fair values are based on interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms and remaining maturities.
Foreign exchange forward contracts — The company uses foreign exchange forward purchase and sale contracts with terms of 18 months or less to hedge its exposure to changes in foreign currency exchange rates. As of December 31, 2018 and September 30, 2018, the notional amount of the company's foreign exchange contracts outstanding under its foreign currency cash flow hedging program was $114 million and $154 million, respectively. The fair value of foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. For derivative instruments that are designated and qualify as cash flow hedges, changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

in the statement of shareholders’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings.
Foreign currency option contracts — The company uses option contracts to mitigate foreign exchange exposure on expected future Indian Rupee-denominated purchases. As of December 31, 2018 and September 30, 2018, the notional amount of the company's Indian rupee foreign exchange contracts outstanding was $157 million and $180 million, respectively. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.
The company uses option contracts to mitigate foreign exchange exposure on expected future South Korean won-denominated purchases. As of December 31, 2018 and September 30, 2018, the notional amount of the company's South Korean won option contracts outstanding was $26 million and $41 million, respectively. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.
The company uses foreign currency option contracts to mitigate foreign currency exposure on expected future Brazilian real-denominated purchases. As of December 31, 2018 and September 30, 2018, the notional amount of the company's Brazilian real option contracts outstanding was $13 million and $16 million, respectively. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.
The fair value of foreign currency option contracts is based on third-party proprietary models, which incorporate inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates and time utilizing market instruments with similar quality and maturity characteristics.
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
In the third quarter of fiscal year 2018, the company entered into multiple cross-currency swaps with a combined notional amount of $225 million. As of December 31, 2018, the notional amount of the company's cross-currency swap contracts outstanding was $225 million. These swaps hedged a portion of the net investment in a certain European subsidiary against volatility in the euro/U.S. dollar foreign exchange rate. They mature in May 2021.
The fair value of cross-currency swap contracts is based on a model which incorporates observable inputs, including quoted spot rates, forward exchange rates and discounted future expected cash flows, utilizing market interest rates with similar quality and maturity characteristics.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

20. Retirement Benefit Liabilities
Retirement benefit liabilities consisted of the following (in millions):

	December 31, 2018	September 30, 2018
Retiree medical liability	$84	$86
Pension liability	176	182
Other	14	13
Subtotal	274	281
Less: current portion (included in compensation and benefits, Note 16)	(20)	(19)
Retirement benefits	$254	$262
The components of net periodic pension and retiree medical expense included in continuing operations for the three months ended December 31 are as follows (in millions):

	2018		2017
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$13	$1	$13	$1
Assumed return on plan assets	(24)	—	(24)	—
Amortization of prior service costs	—	(9)	—	(9)
Recognized actuarial loss	6	4	7	4
Total expense (income)	$(5)	$(4)	$(4)	$(4)
For the three months ended December 31, 2018 and 2017, the non-service cost components of the net periodic pension and Other Post-Employment Benefits ("OPEB") income was $9 million and $8 million, respectively, and are presented in other income. We used the practical expedient for retrospective presentation of the 2017 other expense components in this disclosure. Refer to Note 3 for additional details on the adoption of ASU 2017-07.
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
     The company has been designated as a potentially responsible party at ten Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. In December 2018, the company filed a petition for review of the final action of the United States Environmental Protection Agency to place the "Rockwell International Wheel & Trim" site on the National Priorities List in the Circuit Court of Appeals for the District of Columbia. Management estimates the total reasonably possible costs the company could incur for the remediation of the ten Superfund sites at December 31, 2018 to be approximately $23 million, of which $11 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at December 31, 2018 to be approximately $11 million, of which $5 million is probable and recorded as a liability.
     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 2.25 to 3.00 percent and is approximately $13 million at December 31, 2018. The undiscounted estimate of these costs is approximately $14 million.
     The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning Balance at September 30, 2018	$12	$5	$17
Payments and other	(1)	—	(1)
Accruals	—	—	—
Ending Balance at December 31, 2018	$11	$5	$16
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
In April 2016, the company was served with several complaints filed against the company and other defendants in the United States District Court for the Northern District of Mississippi. The complaints were amended in July 2016.  These complaints allege damages, including diminution of property value, concealment/fraud and emotional distress resulting from alleged environmental pollution in and around a neighborhood in Grenada, Mississippi. Rockwell owned and operated a facility near the neighborhood from 1965 to 1985. The company filed answers to the complaints in July 2016. In May 2017, the company was served with a complaint filed against the company and other defendants by the Mississippi Attorney General in the Chancery Court of Grenada County, Mississippi.  The complaint alleges that operations at the above-referenced Grenada facility caused contamination of off-site groundwater and surface waters. Subsequently, the company removed this action to the United States District Court for the Northern District of Mississippi. However, plaintiffs’ motion to remand the case to the Chancery Court was granted in March 2018. In April, May and July 2018, the company was served with additional property damage, personal injury and wrongful death lawsuits naming the company and others as defendants, which were brought by current and former residents of the same neighborhood. The company intends to defend itself vigorously against these claims. The company believes at this time that liabilities associated with these cases, while possible, are not probable and estimable, and therefore has not recorded any accrual for them as of December 31, 2018 and September 30, 2018. Further, a reasonably possible range of loss cannot be estimated at this time.
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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maremont had approximately 1,700 pending asbestos-related claims at September 30, 2018. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, the total number of claims filed is not necessarily the most meaningful factor in determining Maremont's asbestos-related liability.
Maremont Bankruptcy Filing: In the first quarter of fiscal year 2019, Maremont and its three wholly-owned subsidiaries, Maremont Exhaust Products, Inc., AVM, Inc., and Former Ride Control Operating Company, Inc., began to solicit votes from asbestos claimants in favor of a Joint Pre-Packaged Plan of Reorganization (the "Plan"). On January 18, 2019, the Plan was approved by voting asbestos claimants and on January 22, 2019 Maremont and its subsidiaries voluntarily filed cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking to implement the Plan through the Chapter 11 cases. Among other things, the Plan is intended to permanently resolve all current and future asbestos claims related to Maremont's historical asbestos-related activities through the creation of a trust pursuant to Section 524(g) of the U.S. Bankruptcy Code (the “524(g) Trust”). If the Plan is confirmed by the Bankruptcy Court and approved by the U.S. District Court for the District of Delaware and all other actions necessary to implement the Plan are completed, the company would contribute cash and repay an intercompany loan to Maremont and Maremont would fund the 524(g) Trust with such cash and its other assets, including its existing insurance policies. As a result, all current and future lawsuits related to such asbestos claims against, among others, Meritor and its non-Maremont subsidiaries, would be permanently enjoined and channeled to the 524(g) Trust.
In the first quarter of fiscal 2019, Meritor determined that the net amount Maremont would be required to contribute to the trust according to the Plan of $51 million represents Meritor's best estimate of Maremont's net asbestos liability. As a result, Meritor recognized $31 million of income related to remeasuring the Maremont net asbestos liability to the terms of the Plan.
Pending and Future Claims as of September 2018: Previously, Maremont engaged a third-party advisor with extensive experience in assessing asbestos-related liabilities to conduct a study to estimate its potential undiscounted liability for pending and future asbestos-related claims. Management continuously monitored the underlying claims data and experience, for the purpose of assessing the appropriateness of the assumptions used to estimate the liability.
As of September 30, 2018, the estimated range of equally likely possibilities of Maremont’s obligation for asbestos-related claims over the next 41 years was $107 million to $195 million. Based on the information contained in the actuarial study, and all other available information considered, Maremont concluded that no amount within the range of potential liability was more likely than any other and, therefore, recorded a liability at the low end of the range. Maremont recognized a liability for pending and future claims over the next 41 years of $107 million as of September 30, 2018.
Recoveries as of September 2018: Maremont had historically had insurance that reimburses a meaningful portion of the costs incurred defending against asbestos-related claims. The expected insurance receivable related to future asbestos-related liabilities was $24 million as of September 30, 2018.
     Rockwell International Corporation ("Rockwell") — ArvinMeritor, Inc. ("AM"), a predecessor of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. There were approximately 1,100 and 1,400 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at December 31, 2018 and September 30, 2018.
A significant portion of the claims do not identify any Rockwell products or specify which of the claimants, if any, were exposed to asbestos attributable to Rockwell products, and past experience has shown that the vast majority of the claimants will likely never identify any of Rockwell products. Historically, AM has been dismissed from the vast majority of similar claims filed in the past with no payment to claimants. For those claimants who do show that they worked with Rockwell products, management nevertheless believes it has meritorious defenses, in substantial part due to the integrity of the products involved and the lack of any impairing medical condition on the part of many claimants.

Pending and Future Claims: The company engaged a third-party advisor with extensive experience in assessing asbestos-related liabilities to conduct a study to estimate its potential undiscounted liability for pending and future asbestos-related claims as of September 30, 2018. Management continuously monitors the underlying claims data and experience, for the purpose of assessing the appropriateness of the assumptions used to estimate the liability.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2018, the estimated probable range of equally likely possibilities of the company’s obligation for asbestos-related claims over the next 41 years is $103 million to $186 million. Based on the information contained in the actuarial study, and all other available information considered, management concluded that no amount within the range of potential liability was more likely than any other and, therefore, recorded a liability at the low end of the range. The company recognized a liability for pending and future claims over the next 41 years of $101 million as of December 31, 2018 and $103 million as of September 30, 2018.

Recoveries: AM has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. The insurance receivables for Rockwell asbestos-related liabilities totaled $68 million as of December 31, 2018 and September 30, 2018.

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
In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At each of December 31, 2018 and September 30, 2018, the remaining estimated liability for this matter was approximately $9 million.
   The company is not aware of any other claims or other information that would give rise to material payments under such indemnification obligations.
Other
The company identified certain sales transactions for which value-added tax was potentially required to be remitted to certain tax jurisdictions for tax years 2014 through 2015. At December 31, 2018 and September 30, 2018, the company’s estimate of the probable liability was $3 million.

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
22. Shareholders' Equity
There were no dividends declared or paid in the first quarter of fiscal years 2019 and 2018. The payment of cash dividends and the amount of any dividend are subject to review and change at the discretion of the company's Board of Directors.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Common Stock and Debt Repurchase Authorizations
On November 2, 2018, the Board of Directors authorized the repurchase of up to $200 million of the company's common stock and up to $100 million aggregate principal amount of any of the company's debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company's debt covenants. These repurchase authorizations supersede the remaining authority under the prior July 2016 repurchase authorizations described below. In the first quarter of fiscal year 2019, the company repurchased 3.0 million shares of common stock for $50 million (including commission costs) pursuant to the common stock repurchase authorization. As of December 31, 2018, the amounts remaining available for repurchases were $150 million under the common stock repurchase authorization and $100 million under the debt repurchase authorization.
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
Accumulated Other Comprehensive Loss ("AOCL")
The components of AOCL and the changes in AOCL by components, net of tax, for the three months ended December 31, 2018 and 2017 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss)	Total
Balance at September 30, 2018	$(90)	$(476)	$—	$(566)
Other comprehensive income before reclassification	(4)	(1)	—	(5)
Amounts reclassified from accumulated other comprehensive loss	—	1	1	2
Net current-period other comprehensive income	$(4)	$—	$1	$(3)
Balance at December 31, 2018	$(94)	$(476)	$1	$(569)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(9)	(a)
Actuarial losses	10	(a)
	1	Total before tax
	—	Tax benefit
Total reclassifications for the period	$1	Net of tax

(a)  These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 20 for additional details), which is recorded in other operating income (expense).

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss	Total
Balance at September 30, 2017	$(41)	$(500)	$(4)	$(545)
Other comprehensive income (loss) before reclassification	(8)	1	—	(7)
Amounts reclassified from accumulated other comprehensive loss	—	2	—	2
Net current-period other comprehensive income (loss)	$(8)	$3	$—	$(5)
Balance at December 31, 2017	$(49)	$(497)	$(4)	$(550)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(9)	(b)
Actuarial losses	$11	(b)
	2	Total before tax
	—	Tax benefit
Total reclassifications for the period	$2	Net of tax

(b)  These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 20 for additional details), which is recorded in other operating income (expense).

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
      The company has two reportable segments at December 31, 2018, as follows:

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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
     Segment information is summarized as follows (in millions):

	Commercial Truck & Trailer	Aftermarket & Industrial	Eliminations	Total
Three Months Ended December 31, 2018
External Sales	$786	$252	$—	$1,038
Intersegment Sales	38	5	(43)	—
Total Sales	$824	$257	$(43)	$1,038
Three Months Ended December 31, 2017 (1)
External Sales	$678	$225	$—	$903
Intersegment Sales	35	4	(39)	—
Total Sales	$713	$229	$(39)	$903
(1) Amounts for the three months ended December 31, 2017 have been recast to reflect reportable segment changes made in the second quarter of fiscal year 2018.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 31,
	2018	2017 (1)
Segment adjusted EBITDA:
Commercial Truck & Trailer	$79	$69
Aftermarket & Industrial	38	32
Segment adjusted EBITDA	117	101
Unallocated legacy and corporate expense, net (2)	2	(2)
Interest expense, net	(14)	(24)
Provision for income taxes	(21)	(83)
Depreciation and amortization	(22)	(21)
Noncontrolling interests	(2)	(2)
Loss on sale of receivables	(1)	(2)
Restructuring costs	—	(2)
Asbestos related liability remeasurement(3)	31	—
Income (loss) from continuing operations attributable to Meritor, Inc.	$90	$(35)

(1)	Amounts for the three months ended December 31, 2017 have been recast to reflect reportable segment changes made in the second quarter of fiscal year 2018.

(2)
Unallocated legacy and corporate income (expense), net represents items that are not directly related to the company's business segments. These items primarily include asbestos-related charges and settlements, pension and retiree medical costs associated with sold businesses, and other legacy costs for environmental and product liability.

(3)	The three months ended December 31, 2018 includes $31 million related to the remeasurement of the Maremont asbestos liability to the Maremont prepackaged plan of reorganization.

	December 31, 2018	September 30, 2018
Segment Assets:
Commercial Truck & Trailer	$1,901	$1,858
Aftermarket & Industrial	501	495
Total segment assets	2,402	2,353
Corporate (1)	625	633
Less: Accounts receivable sold under off-balance sheet factoring programs (2)	(294)	(260)
Total assets	$2,733	$2,726

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(2)
At December 31, 2018 and September 30, 2018, segment assets include $294 million and $260 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 10). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

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

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2018
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$589	$449	$—	$1,038
Subsidiaries	—	32	57	(89)	—
Total sales	—	621	506	(89)	1,038
Cost of sales	(15)	(534)	(437)	89	(897)
GROSS MARGIN	(15)	87	69	—	141
Selling, general and administrative	(25)	(27)	18	—	(34)
OPERATING INCOME (LOSS)	(40)	60	87	—	107
Other income, net	—	5	6	—	11
Equity in earnings of affiliates	—	7	2	—	9
Interest income (expense), net	(32)	12	6	—	(14)
INCOME (LOSS) BEFORE INCOME TAXES	(72)	84	101	—	113
Benefit (provision) for income taxes	11	(12)	(20)	—	(21)
Equity income from continuing operations of subsidiaries	151	40	—	(191)	—
INCOME FROM CONTINUING OPERATIONS	90	112	81	(191)	92
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	—	—
NET INCOME	90	112	81	(191)	92
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$90	$112	$79	$(191)	$90

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended December 31, 2018
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$90	$112	$81	$(191)	$92
Other comprehensive loss, net of tax	(3)	(8)	(9)	18	(2)
Total comprehensive income	87	104	72	(173)	90
Less: Comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive income attributable to Meritor, Inc.	$87	$104	$69	$(173)	$87

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2017 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$468	$435	$—	$903
Subsidiaries	—	32	44	(76)	—
Total sales	—	500	479	(76)	903
Cost of sales	(19)	(418)	(410)	76	(771)
GROSS MARGIN	(19)	82	69	—	132
Selling, general and administrative	(28)	(20)	(19)	—	(67)
Restructuring costs	—	—	(2)	—	(2)
Other operating expense, net	(1)	—	—	—	(1)
OPERATING INCOME (LOSS)	(48)	62	48	—	62
Other income (expense), net	4	6	(3)	—	7
Equity in earnings of affiliates	—	4	1	—	5
Interest income (expense), net	(37)	9	4	—	(24)
INCOME (LOSS) BEFORE INCOME TAXES	(81)	81	50	—	50
Provision for income taxes	(23)	(49)	(11)	—	(83)
Equity income from continuing operations of subsidiaries	69	37	—	(106)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(35)	69	39	(106)	(33)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	—	—	—	(1)
NET INCOME (LOSS)	(36)	69	39	(106)	(34)
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$(36)	$69	$37	$(106)	$(36)
(1) Prior period has been recast, see Note 20.

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

MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	December 31, 2018
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$24	$8	$95	$—	$127
Receivables trade and other, net	5	57	477	—	539
Inventories	—	268	254	—	522
Other current assets	6	13	33	—	52
TOTAL CURRENT ASSETS	35	346	859	—	1,240
NET PROPERTY	23	242	216	—	481
GOODWILL	—	250	168	—	418
OTHER ASSETS	178	192	224	—	594
INVESTMENTS IN SUBSIDIARIES	3,744	893	—	(4,637)	—
TOTAL ASSETS	$3,980	$1,923	$1,467	$(4,637)	$2,733
CURRENT LIABILITIES:
Short-term debt	$92	$—	$80	$—	$172
Accounts and notes payable	49	284	347	—	680
Other current liabilities	79	54	167	—	300
TOTAL CURRENT LIABILITIES	220	338	594	—	1,152
LONG-TERM DEBT	727	—	4	—	731
RETIREMENT BENEFITS	234	—	20	—	254
INTERCOMPANY PAYABLE (RECEIVABLE)	2,419	(2,659)	240	—	—
OTHER LIABILITIES	50	122	61	—	233
MEZZANINE EQUITY	1	—	—	—	1
EQUITY ATTRIBUTABLE TO MERITOR, INC.	329	4,122	515	(4,637)	329
NONCONTROLLING INTERESTS	—	—	33	—	33
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$3,980	$1,923	$1,467	$(4,637)	$2,733

MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	September 30, 2018
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$24	$6	$85	$—	$115
Receivables trade and other, net	2	62	524	—	588
Inventories	—	242	235	—	477
Other current assets	6	12	28	—	46
TOTAL CURRENT ASSETS	32	322	872	—	1,226
NET PROPERTY	24	241	218	—	483
GOODWILL	—	250	171	—	421
OTHER ASSETS	179	182	235	—	596
INVESTMENTS IN SUBSIDIARIES	3,583	855	—	(4,438)	—
TOTAL ASSETS	$3,818	$1,850	$1,496	$(4,438)	$2,726
CURRENT LIABILITIES:
Short-term debt	$47	$—	$47	$—	$94
Accounts and notes payable	64	297	339	—	700
Other current liabilities	77	71	142	—	290
TOTAL CURRENT LIABILITIES	188	368	528	—	1,084
LONG-TERM DEBT	726	—	4	—	730
RETIREMENT BENEFITS	241	—	21	—	262
INTERCOMPANY PAYABLE (RECEIVABLE)	2,325	(2,640)	315	—	—
OTHER LIABILITIES	50	124	158	—	332
MEZZANINE EQUITY	1	—	—	—	1
EQUITY ATTRIBUTABLE TO MERITOR, INC.	287	3,998	440	(4,438)	287
NONCONTROLLING INTERESTS	—	—	30	—	30
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$3,818	$1,850	$1,496	$(4,438)	$2,726

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2018
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(9)	$15	$5	$—	$11
INVESTING ACTIVITIES
Capital expenditures	(1)	(12)	(10)	—	(23)
Cash paid for investment in Transportation Power, Inc.	(3)	—	—	—	(3)
Other investing activities	—	—	(1)		(1)
CASH USED FOR INVESTING ACTIVITIES	(4)	(12)	(11)	—	(27)
FINANCING ACTIVITIES
Borrowings and securitization	45	—	33	—	78
Repurchase of common stock	(50)	—	—	—	(50)
Intercompany advances	18	—	(18)	—	—
Other financing activities	—	(1)	—	—	(1)
CASH PROVIDED BY FINANCING ACTIVITIES	13	(1)	15	—	27
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1	—	1
CHANGE IN CASH AND CASH EQUIVALENTS	—	2	10	—	12
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24	6	85	—	115
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24	$8	$95	$—	$127

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

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As of December 31, 2018 and September 30, 2018, Parent-only obligations included $241 million and $248 million of pension and retiree medical benefits, respectively (see Note 20). All debt is debt of the Parent other than $84 million and $51 million at December 31, 2018 and September 30, 2018, respectively (see Note 18), and is primarily related to U.S. accounts receivable securitization and capital lease obligations. There were no cash dividends paid to the Parent by subsidiaries and investments accounted for by the equity method for the three months ended December 31, 2018 and $6 million of cash dividends paid to the Parent by subsidiaries and investments accounted for by the equity method for the three months ended December 31, 2017.

MERITOR, INC.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
OVERVIEW
Meritor, Inc. (the "company," "our," "we" or "Meritor"), headquartered in Troy, Michigan, is a premier global supplier of a broad range of integrated systems, modules and components to original equipment manufacturers ("OEMs") and the aftermarket for the commercial vehicle, transportation and industrial sectors. The company serves commercial truck, trailer, military, bus and coach, construction, and other industrial OEMs and certain aftermarkets. Meritor common stock is traded on the New York Stock Exchange under the ticker symbol MTOR.
1st Quarter Fiscal Year 2019 Results
Our sales for the first quarter of fiscal year 2019 were $1,038 million, an increase compared to $903 million in the same period in the prior fiscal year. The increase in sales was driven by higher truck production, primarily North America, and increased market share.
Net income attributable to Meritor for the first quarter of fiscal year 2019 was $90 million compared to Net loss attributable to Meritor of $36 million in the same period in the prior fiscal year. In the prior year, we incurred $77 million of tax expense related to the enactment of the Tax Cuts and Jobs Act ("U.S. tax reform"), that did not repeat. In the current year, we recognized $31 million of income related to remeasuring the Maremont asbestos liability.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the first quarter of fiscal year 2019 was $119 million compared to $99 million in the same period in the prior fiscal year. Our adjusted EBITDA margin (see Non-GAAP Financial Measures below) in the first quarter of fiscal year 2019 was 11.5 percent compared to 11.0 percent in the same period in the prior fiscal year. Higher adjusted EBITDA and adjusted EBITDA margin year over year were driven primarily by conversion on higher revenue and increased earnings from our unconsolidated affiliates.
Net income from continuing operations attributable to the company for the first quarter of fiscal year 2019 was $90 million compared to net loss from continuing operations attributable to the company of $35 million in the same period in the prior fiscal year. Adjusted income from continuing operations attributable to the company (see Non-GAAP Financial Measures below) for the first quarter of fiscal year 2019 was $69 million compared to $55 million in the same period in the prior fiscal year.
Cash provided by operating activities was $11 million in the first quarter of fiscal year 2019 compared to $33 million in the first quarter of fiscal year 2018. The decrease in cash provided by operating activities was primarily driven by the increase in working capital requirements. The decrease in cash flow was driven primarily by higher incentive compensation payments and investments in inventory to support stronger revenue.
Equity Repurchase Authorization
In the first quarter of fiscal year 2019, we repurchased 3.0 million shares of our common stock for $50 million (including commission costs) pursuant to the equity repurchase authorization described in the Liquidity section below. Certain of these shares were repurchased under a 10b5-1 stock repurchase plan from December 15, 2018 through December 31, 2018.
Maremont Bankruptcy Filing
In the first quarter of fiscal year 2019, Maremont and its three wholly-owned subsidiaries, Maremont Exhaust Products, Inc., AVM, Inc., and Former Ride Control Operating Company, Inc., began to solicit votes from asbestos claimants in favor of a Joint Pre-Packaged Plan of Reorganization (the "Plan"). In January 2019, the Plan was approved by voting asbestos claimants and Maremont and its subsidiaries voluntarily filed cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking to implement the Plan through the Chapter 11 cases. Among other things, the Plan is intended to permanently resolve all current and future asbestos claims related to Maremont's historical asbestos-related activities through the creation of a trust pursuant to Section 524(g) of the U.S. Bankruptcy Code (the “524(g) Trust”). If the Plan is confirmed by the Bankruptcy Court and approved by the U.S. District Court for the District of Delaware and all other actions necessary to implement the Plan are completed, we would contribute cash and repay an intercompany loan to Maremont and Maremont would fund the 524(g) Trust with such cash and its other assets, including its existing insurance policies. As a result, current and future lawsuits related to such asbestos claims against, among others, Meritor and its non-Maremont subsidiaries, would be permanently enjoined and channeled to the 524(g) Trust.
In the first quarter of fiscal 2019, we determined that the net amount Maremont would be required to contribute to the trust according to the Plan represents our best estimate of Maremont's asbestos liability. As a result, we recognized $31 million of income related to remeasuring the Maremont net asbestos liability to the terms of the Plan.

MERITOR, INC.

Trends and Uncertainties
     Industry Production Volumes
     The following table reflects estimated on-highway commercial truck production volumes for selected original equipment ("OE") markets for the three months ended December 31, 2018 and 2017 based on available sources and management’s estimates.

	Three Months Ended December 31,		Percent
	2018	2017	Change
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	83	67	24%
North America, Medium-Duty Trucks	65	56	16%
North America, Trailers	87	76	14%
Western Europe, Heavy- and Medium-Duty Trucks	131	127	3%
South America, Heavy- and Medium-Duty Trucks	29	24	21%
India, Heavy- and Medium-Duty Trucks	101	102	(1)%

North America:
During fiscal year 2019, we expect production volumes to increase slightly from the levels experienced in fiscal year 2018.

Western Europe:
During fiscal year 2019, we expect production volumes to remain relatively consistent with the levels experienced in fiscal year 2018.

South America:
During fiscal year 2019, we expect production volumes to increase from the levels experienced in fiscal year 2018.

China:
During fiscal year 2019, we expect production volumes to remain relatively consistent with the levels experienced in fiscal year 2018.

India:
During fiscal year 2019, we expect production volumes to increase slightly from the levels experienced in fiscal year 2018.

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

MERITOR, INC.

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

	Three Months Ended December 31,
	2018	2017
Income (loss) from continuing operations attributable to the company	$90	$(35)
Loss on debt extinguishment	—	8
Restructuring costs	—	2
Non-cash tax expense (1)	11	5
U.S. tax reform impacts (2)	(7)	77
Asbestos related liability remeasurement(3)	(31)	—
Income tax expense (benefits) (4)	6	(2)
Adjusted income from continuing operations attributable to the company	$69	$55

Diluted earnings (loss) per share from continuing operations	$1.03	(0.40)
Impact of adjustments on diluted earnings per share	(0.24)	1.02
Adjusted diluted earnings per share from continuing operations	$0.79	$0.62

MERITOR, INC.

(1) Represents tax expense related to the use of deferred tax assets in jurisdictions with net operating loss carry forwards or tax credits.
(2) The three months ended December 31, 2018 includes $11 million of non-cash tax benefit related to the one time deemed repatriation of accumulated foreign earnings and $4 million of non-cash tax expense related to other adjustments. The three months ended December 31, 2017 includes $43 million of non-cash tax expense related to the revaluation of our deferred tax assets and liabilities as a result of the U.S. tax reform and $34 million of non-cash tax expense related to the one time deemed repatriation of accumulated foreign earnings.
(3) The three months ended December 31, 2018 includes $31 million related to the remeasurement of the Maremont net asbestos liability to the Maremont prepackaged plan of reorganization.
(4) The three months ended December 31, 2018 includes $6 million of income tax expense related to the remeasurement of the Maremont net asbestos liability to the Maremont prepackaged plan of reorganization.

Free cash flow is reconciled to cash provided by operating activities below (in millions).

	Three Months Ended December 31,
	2018	2017
Cash provided by operating activities	$11	$33
Capital expenditures	(23)	(18)
Free cash flow	$(12)	$15

MERITOR, INC.

Adjusted EBITDA and segment adjusted EBITDA are reconciled to net income attributable to Meritor, Inc. below (dollars in millions).

	Three Months Ended December 31,
	2018	2017
Net income (loss) attributable to Meritor, Inc.	$90	$(36)
Loss from discontinued operations, net of tax, attributable to Meritor, Inc.	—	1
Income (loss) from continuing operations, net of tax, attributable to Meritor, Inc.	$90	$(35)

Interest expense, net	14	24
Provision for income taxes	21	83
Depreciation and amortization	22	21
Noncontrolling interests	2	2
Loss on sale of receivables	1	2
Asbestos related liability remeasurement	(31)	—
Restructuring costs	—	2
Adjusted EBITDA	$119	$99

Adjusted EBITDA margin (1)	11.5%	11.0%

Unallocated legacy and corporate expense (income), net (2)	(2)	2
Segment adjusted EBITDA	$117	$101

Commercial Truck & Trailer (3)
Segment adjusted EBITDA	$79	$69
Segment adjusted EBITDA margin (4)	9.6%	9.7%

Aftermarket & Industrial (3)
Segment adjusted EBITDA	$38	$32
Segment adjusted EBITDA margin (4)	14.8%	14.0%
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
(3) Amounts for the three months ended December 31, 2017 have been recast to reflect reportable segment changes made in the second quarter of fiscal year 2018.
(4) Segment adjusted EBITDA margin equals segment adjusted EBITDA divided by consolidated sales from continuing operations, either in the aggregate or by segment as applicable.

MERITOR, INC.

Net debt is reconciled to total debt and adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. below (dollars in millions).

	December 31, 2018	September 30, 2018
Short-term debt	$172	$94
Long-term debt	731	730
Total debt	903	824
Less: Cash and cash equivalents	(127)	(115)
Net debt	$776	$709

	Twelve Months Ended(1)	Twelve Months Ended
	December 31, 2018	September 30, 2018
Net income attributable to Meritor, Inc.	$243	$117
Loss from discontinued operations, net of tax, attributable to Meritor, Inc.	2	3
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$245	$120

Interest expense, net	57	67
Provision for income taxes	87	149
Depreciation and amortization	85	84
Noncontrolling interests	9	9
Loss on sale of receivables	4	5
Asset impairment charges	3	3
Asbestos related liability remeasurement	(6)	25
Pension settlement loss	6	6
Restructuring costs	4	6
Adjusted EBITDA	$494	$474

Net debt over adjusted EBITDA	1.6	1.5
(1) Trailing-twelve-month period ended December 31, 2018 is used to measure the company's leverage in order to assist management in its assessment of appropriate allocation of capital as part of our current M2019 plan and is also used to assess management's performance under one of our performance-based compensation plans.

MERITOR, INC.

Results of Operations

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017
   Sales
The following table reflects total company and business segment sales for the three months ended December 31, 2018 and 2017 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Three Months Ended December 31,				Dollar Change Due To
	2018	2017 (1)	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck & Trailer
North America	$439	$335	$104	31%	$—	$104
Europe	175	174	1	1%	(7)	8
South America	50	46	4	9%	(8)	12
China	41	43	(2)	(5)%	(2)	—
India	57	53	4	8%	(6)	10
Other	24	28	(4)	(14)%	(1)	(3)
Total External Sales	$786	$679	$107	16%	$(24)	$131
Intersegment Sales	38	34	4	12%	(3)	7
Total Sales	$824	$713	$111	16%	$(27)	$138

Aftermarket & Industrial
North America	$226	$198	$28	14%	$(1)	$29
Europe	26	26	—	—%	(1)	1
Total External Sales	$252	$224	$28	13%	$(2)	$30
Intersegment Sales	5	5	—	—%	(1)	1
Total Sales	$257	$229	$28	12%	$(3)	$31

Total External Sales	$1,038	$903	$135	15%	$(26)	$161
(1) Amounts for the three months ended December 31, 2017 have been recast to reflect reportable segment changes made in the second quarter of fiscal year 2018.
Commercial Truck & Trailer sales were $824 million in the first quarter of fiscal year 2019, up 16 percent compared to the first quarter of fiscal year 2018. The increase in sales was driven primarily by higher truck production in North America and increased market share, partially offset by the strengthening of the U.S. dollar against most currencies.
Aftermarket & Industrial sales were $257 million in the first quarter of fiscal year 2019, up 12 percent compared to the first quarter of fiscal year 2018. Higher sales were driven by increased aftermarket volumes across North America and higher sales in our Industrial business.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended December 31, 2018 was $897 million compared to $771 million in the same period in the prior fiscal year, representing an increase of 16 percent, primarily driven by increased volumes. Total cost of sales was 86.4 and 85.4 percent of sales for the three-month periods ended December 31, 2018 and 2017, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the first quarter of fiscal year 2019 compared to the same quarter in the prior year (in millions):

MERITOR, INC.

Cost of Sales
Three Months Ended December 31, 2017 (1)	$771
Volume, mix and other, net	151
Foreign exchange	(25)
Three Months Ended December 31, 2018	$897
(1) Amounts for the three months ended December 31, 2017 have been recast for ASU 2017-07, Compensation Retirement Benefits (Topic 715). $8 million was reclassified out of Cost of goods sold and into Non-operating income (expense).

     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Higher material costs	$107
Higher labor and overhead costs	20
Other, net	(1)
Total change in costs of sales	$126
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended December 31, 2018 increased $107 million compared to the same period in the prior fiscal year primarily due to higher volumes and higher year-over-year steel prices.
Labor and overhead costs increased $20 million compared to the same period in the prior fiscal year primarily due to higher volumes.
Gross margin was $141 million and $132 million for the three-month periods ended December 31, 2018 and 2017, respectively. Gross margin, as a percentage of sales, was 13.6 and 14.6 percent for the three-month periods ended December 31, 2018 and 2017, respectively. Gross margin as a percentage of sales decreased due primarily to higher material and freight costs which more than offset the impact of conversion on higher revenue.
Other Income Statement Items
     Selling, general and administrative expenses ("SG&A") for the three months ended December 31, 2018 and 2017 are summarized as follows (dollars in millions):

	Three Months Ended
	December 31, 2018		December 31, 2017		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(1)	(0.1)%	$(2)	(0.2)%	$(1)	(0.1) pts
Short and long-term variable compensation	(11)	(1.1)%	(12)	(1.3)%	(1)	(0.2) pts
Asbestos-related expense, net of asbestos-related insurance recoveries	—	—%	(2)	(0.2)%	(2)	(0.2) pts
Q1 Asbestos related liability remeasurement	31	3.0%	—	—%	(31)	(3.0) pts
All other SG&A	(53)	(5.1)%	(51)	(5.7)%	2	(0.6) pts
Total SG&A	$(34)	(3.3)%	$(67)	(7.4)%	$(33)	(4.1) pts
We recognized $31 million related to remeasuring the Maremont asbestos liability to the Maremont Plan in the first quarter of fiscal year 2019 (see Note 21 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). We recognized $2 million related to previous cash settlements with insurance companies for recoveries of defense and indemnity costs associated with asbestos liabilities in the first quarter of fiscal year 2018, which is included in Asbestos-related expense, net

MERITOR, INC.

of asbestos-related insurance recoveries (see Note 21 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).
All other SG&A, which represents normal selling, general and administrative expense, increased year over year, primarily due to investments made throughout fiscal year 2018 to support plan growth initiatives.
Restructuring costs were insignificant in the first quarter of fiscal year 2019. Restructuring costs were $2 million in the first quarter of fiscal year 2018.
Other operating expense was insignificant in the first quarter of fiscal year 2019. Other operating expense was down $1 million from $1 million in the first quarter of fiscal year 2018.
Operating income increased by $45 million from $62 million in the first quarter of fiscal year 2018 to $107 million in the same period in fiscal year 2019. Key items affecting operating income are discussed above.
Non-operating income increased by $4 million from $7 million in the first quarter of fiscal year 2018 to $11 million in the same period in fiscal year 2019. Amounts for the three months ended December 31, 2017 have been recast for ASU 2017-07, Compensation Retirement Benefits (Topic 715) and $8 million was reclassified out of Cost of goods sold and into Non-operating income.
Equity in earnings of affiliates increased by $4 million from $5 million in the first quarter of fiscal year 2018 to $9 million in the same period in fiscal year 2019. The increase was primarily attributable to higher earnings from our joint venture in Mexico.
Interest expense, net decreased by $10 million from $24 million in the first quarter of fiscal year 2018 to $14 million in the same period in fiscal year 2019. The decrease in Interest expense was primarily attributable to the decrease in fixed-rate debt as a result of capital market transactions completed in the first quarter of fiscal year 2018, which lowered our total average debt balance and associated weighted average interest rate, as well as the benefits from the cross-currency swaps entered into during the third quarter of fiscal year 2018.
Provision for income taxes was $21 million in the first quarter of fiscal year 2019 compared to $83 million in the same period in the prior fiscal year. The three months ended December 31, 2017 included $43 million of non-cash tax expense related to the revaluation of our deferred tax assets and liabilities as a result of the U.S. tax reform and $34 million of non-cash tax expense related to the one-time deemed repatriation of accumulated foreign earnings, which had no cash impact due to the use of foreign tax credits. For the three months ended December 31, 2018, an $11 million income tax benefit was recorded to reduce the liability for the refinement of the one-time deemed repatriation. Also impacting the first quarter of fiscal year 2019 was $6 million income tax expense adjustment related to the remeasurement of the Maremont asbestos liability.
Income from continuing operations (before noncontrolling interests) was $92 million in the first quarter of fiscal year 2019 compared to a loss from continuing operations of $33 million in the first quarter of fiscal year 2018. The reasons for the increase are discussed above.
Net income attributable to Meritor, Inc. was $90 million in the first quarter of fiscal year 2019 compared to net loss attributable to Meritor, Inc. of $36 million in the first quarter of fiscal year 2018. The various factors affecting net income are discussed above.

Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins
     The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for the three months ended December 31, 2018 and 2017 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Three Months Ended December 31,			Three Months Ended December 31,
	2018	2017 (1)	Change	2018	2017 (1)	Change
Commercial Truck & Trailer	$79	$69	$10	9.6%	9.7%	(0.1) pts
Aftermarket & Industrial	38	32	6	14.8%	14.0%	0.8 pts
Segment adjusted EBITDA	$117	$101	$16	11.3%	11.2%	0.1 pts
(1) Amounts for the three months ended December 31, 2017 have been recast to reflect reportable segment changes made in the second quarter of fiscal year 2018.

MERITOR, INC.

     Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck & Trailer	Aftermarket & Industrial	TOTAL
Segment adjusted EBITDA– Quarter ended December 31, 2017 (1)	$69	$32	$101
Higher earnings from unconsolidated affiliates	4	—	4
Lower short-and long-term variable compensation	—	1	1
Lower pension and retiree medical expense, net	3	(2)	1
Impact of foreign currency exchange rates	(5)	(1)	(6)
Volume, mix, pricing and other	8	8	16
Segment adjusted EBITDA – Quarter ended December 31, 2018	$79	$38	$117
(1) Amounts for the three months ended December 31, 2017 have been recast to reflect reportable segment changes made in the second quarter of fiscal year 2018.
Commercial Truck & Trailer segment adjusted EBITDA was $79 million in the first quarter of fiscal year 2019, up $10 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin decreased from 9.7 percent in the first quarter of fiscal year 2018 to 9.6 percent in the first quarter of fiscal year 2019. The increase in segment adjusted EBITDA was driven primarily by conversion on higher revenue, partially offset by higher material and freight costs, SG&A expense and the strengthening of the U.S. dollar against most currencies.
     Aftermarket & Industrial segment adjusted EBITDA was $38 million in the first quarter of fiscal year 2019, up $6 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin increased from 14.0 percent in the first quarter of fiscal year 2018 to 14.8 percent in the first quarter of fiscal year 2019. The increase in segment adjusted EBITDA and segment adjusted EBITDA margin was driven primarily by conversion on higher revenue.
Financial Condition
Cash Flows (in millions)

	Three Months Ended December 31,
	2018	2017
OPERATING CASH FLOWS
Income (loss) from continuing operations	$92	$(33)
Depreciation and amortization	22	21
Deferred income tax expense	3	73
Loss on debt extinguishment	—	8
Restructuring costs	—	2
Equity in earnings of affiliates	(9)	(5)
Pension and retiree medical income	(9)	(8)
Asbestos related liability remeasurement	(31)	—
Dividends received from equity method investments	1	6
Pension and retiree medical contributions	(3)	(12)
Restructuring payments	(1)	(3)
Changes in receivables, inventories and accounts payable	(52)	(46)
Changes in off-balance sheet accounts receivable factoring	38	55
Changes in other current assets and liabilities	(40)	(36)
Changes in other assets and liabilities	(4)	6
Other, net	5	5
Cash flows provided by continuing operations	12	33
Cash flows used for discontinued operations	(1)	—
CASH PROVIDED BY OPERATING ACTIVITIES	$11	$33

MERITOR, INC.

     Cash provided by operating activities in the first three months of fiscal year 2019 was $11 million compared to $33 million in the same period of fiscal year 2018. The decrease in cash provided by operating activities was driven primarily by higher incentive compensation payments and investments in inventory to support stronger revenue.

	Three Months Ended December 31,
	2018	2017
INVESTING CASH FLOWS
Capital expenditures	$(23)	$(18)
Proceeds from sale of equity method investment	—	250
Cash paid for investment in Transportation Power, Inc.	(3)	(3)
Other investing activities	(1)	—
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	$(27)	$229
     Cash used for investing activities was $27 million in the first three months of fiscal year 2019 compared to cash provided by investing activities of $229 million in the same period in fiscal year 2018. The decrease in cash provided by investing activities was driven by $250 million of proceeds received in the first quarter of fiscal year 2018, from the sale of our interest in Meritor WABCO in the fourth quarter of fiscal year 2017 that did not repeat.

	Three Months Ended December 31,
	2018	2017
FINANCING CASH FLOWS
Borrowings and securitization	$78	$(51)
Redemption of notes	—	(181)
Other financing activities	(1)	(1)
Net change in debt	77	(233)
Repurchase of common stock	(50)	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$27	$(233)
     Cash provided by financing activities was $27 million in the first three months of fiscal year 2019 compared to cash used for financing activities of $233 million in the same period of fiscal year 2018. The decrease in cash used for financing activities is primarily related to the redemption of the 6.75 Percent Notes in the first quarter of fiscal year 2018, that did not repeat. In the first quarter of fiscal year 2018, we utilized $185 million to redeem $175 million principal amount of our 6.75 Percent Notes (see Note 18 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). The increase in cash provided by financing activities was also driven by a outstanding borrowings against our revolving credit and securitization facilities, partially offset by the repurchase of 3.0 million shares of common stock for $50 million (including commission costs) (see Note 22 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).
Liquidity
Our outstanding debt, net of discounts and unamortized debt issuance costs, where applicable, is summarized in the table below (in millions).

	December 31, 2018	September 30, 2018
Fixed-rate debt securities	$444	$444
Fixed-rate convertible notes	365	364
Unamortized discount on convertible notes	(37)	(37)
Other borrowings	131	53
Total debt	$903	$824
Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs and restructuring and product development programs. We expect fiscal year 2019 capital expenditures for our business segments to be approximately $115 million.

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
     Sources of liquidity as of December 31, 2018, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 12/31/18	Readily Available as of 12/31/18	Current Expiration
On-balance sheet arrangements:
Revolving credit facility (1)	$525	$45	$480	March 2022 (1)
Committed U.S. accounts receivable securitization (2)	110	90	1	December 2021
Total on-balance sheet arrangements	$635	$135	$481
Off-balance sheet arrangements: (2)
Committed Swedish factoring facility (3)	$177	$181	$—	March 2020
Committed U.S. factoring facility	92	61	—	February 2019
Uncommitted U.K. factoring facility	29	11	—	February 2022
Uncommitted Italy factoring facility	34	27	—	June 2022
Other uncommitted factoring facilities	29	14	—	None
Letter of credit facility	25	1	24	March 2019
Total off-balance sheet arrangements	386	295	24
Total available sources	$1,021	$430	$505
(1)The availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant.
(2)Availability subject to adequate eligible accounts receivable available for sale.
(3)Actual amounts may exceed the bank's commitment at the bank's discretion.
Cash and Liquidity Needs – At December 31, 2018, we had $127 million in cash and cash equivalents, of which $23 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. It is our intent to reinvest those cash balances in our foreign operations as we expect to meet our liquidity needs in the U.S. through ongoing cash flows from operations in the U.S., external borrowings or both.
Our availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant, as defined in the credit agreement, which may limit our borrowings under such agreement as of each quarter end. As long as we are in compliance with those covenants as of the quarter end, we have full availability (up to the amount of collateral under the collateral test) under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At December 31, 2018, we were in compliance with all covenants under our credit agreement.
Equity Repurchase Authorization – On July 21, 2016, our Board of Directors authorized the repurchase of up to $100 million of our common stock from time to time through open market purchases, privately negotiated transactions or otherwise, until

MERITOR, INC.

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
On November 2, 2018, our Board of Directors authorized the repurchase of up to $200 million of our common stock from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and our debt covenants. This repurchase authorization supersedes the prior July 2016 equity repurchase authorization. In the first quarter of fiscal year 2019, we repurchased 3.0 million shares of common stock for $50 million (including commission costs) pursuant to this repurchase authorization. The amount remaining available for repurchases under this repurchase authorization was $150 million as of December 31, 2018.
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
On November 2, 2018, our Board of Directors authorized the repurchase of up to $100 million aggregate principal amount of any of our debt securities (including convertible debt securities) from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and our debt covenants. This repurchase authorization supersedes the prior July 2016 debt repurchase authorization. The amount remaining available for repurchases under this repurchase authorization was $100 million as of December 31, 2018.
Redemption of 6.75 Percent Notes - On September 28, 2017, we redeemed $100 million of the outstanding $275 million aggregate principal amount of our 6.75 Percent Notes at a price of $1,033.75 per $1,000 of principal amount, plus accrued and unpaid interest. As a result, a loss on debt extinguishment of $5 million was recorded in the consolidated statement of operations within Interest expense, net during fiscal year 2017. The redemption was made pursuant to the July 2016 debt repurchase authorization (see Note 22 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).
On November 2, 2017, we redeemed the remaining $175 million aggregate principal amount outstanding of the 6.75 Percent Notes at a price of $1,033.75 per $1,000 of principal amount, plus accrued and unpaid interest. As a result, a loss on debt extinguishment of $8 million was recorded in the consolidated statement of operations within Interest expense, net. The redemption was made pursuant to a special authorization from the Board of Directors in connection with the sale of Meritor WABCO Vehicle Control Systems ("Meritor WABCO").
Revolving Credit Facility – On March 31, 2017, we amended and restated our revolving credit facility. Pursuant to the revolving credit agreement, as amended, we have a $525 million revolving credit facility that matures in March 2022. Additionally, $4 million was capitalized as deferred issuance costs and will be amortized over the term of the agreement.
 The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement. At December 31, 2018, we were in compliance with all covenants under the revolving credit facility with a ratio of approximately 0.4x for the priority debt-to-EBITDA ratio covenant.
     The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At December 31, 2018, the revolving credit facility was collateralized by approximately $843 million of our assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and our investment in all or a portion of certain of our wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating. At December 31, 2018, the margin over LIBOR rate was 275 basis points and the commitment fee was 37.5 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 175 basis points.

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
At December 31, 2018, there were $45 million in borrowings outstanding under the revolving credit facility. At September 30, 2018, there were no borrowings outstanding under the revolving credit facility. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At December 31, 2018 and September 30, 2018, there were no letters of credit outstanding under the revolving credit facility.
U.S. Securitization Program – As of September 30, 2018, the U.S. accounts receivable securitization facility size was $100 million. On October 4, 2018, we entered into an amendment that increased the size of the facility to $110 million and extended its expiration date to December 2021. The maximum permitted priority debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents party to the agreement from time to time (participating lenders). Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. As of December 31, 2018, $79 million was outstanding under this program, and $11 million of letters of credit were issued. As of September 30, 2018, $46 million was outstanding under this program, and $11 million of letters of credit were issued. This securitization program contains a cross default to our revolving credit facility. As of December 31, 2018, we were in compliance with all covenants under our credit agreement (see Note 18 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash received from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal year ends.
Capital Leases – We had $7 million of outstanding capital lease arrangements at both December 31, 2018 and September 30, 2018.
Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under our revolving credit facility if the defaulted amount exceeds $35 million per bank. As of December 31, 2018 and September 30, 2018, we had $23 million and $22 million, respectively, outstanding under this program at more than one bank.
Credit Ratings – At January 29, 2019, our Standard & Poor’s corporate credit rating and senior unsecured credit rating were BB and BB-, respectively, and our Moody’s Investors Service corporate credit rating and senior unsecured credit rating were Ba3 and B1, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
Off-Balance Sheet Arrangements
     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with a total amount utilized at December 31, 2018 of $294 million, of which $242 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $52 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.
The Swedish facility is backed by a 364-day liquidity commitment from Nordea Bank, which was renewed through January 10, 2020. Commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in the case of the U.K. and Italy commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).

MERITOR, INC.

     Letter of Credit Facilities – On February 21, 2014, we amended and restated our letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, which expires in March 2019, we have the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $25 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. We had $1 million of letters of credit outstanding under this facility as of December 31, 2018 and September 30, 2018. In addition, we had another $7 million and $8 million of letters of credit outstanding through other letter of credit facilities as of December 31, 2018 and September 30, 2018, respectively.
Contingencies
Contingencies related to environmental, asbestos and other matters are discussed in Note 21 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
Critical Accounting Policies
Our significant accounting policies are consistent with those described in Note 2 to our consolidated financial statements in Item 8 of our 2018 Form 10-K. Our critical accounting estimates are consistent with those described in Item 7 of our 2018 Form 10-K.
New Accounting Pronouncements
New Accounting Pronouncements are discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
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
We use foreign currency forward contracts to minimize the earnings exposures arising from foreign currency exchange risk on foreign currency purchases and sales. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under this cash flow hedging program, we designate the foreign currency contracts as cash flow hedges of underlying foreign currency forecasted purchases and sales. Changes in the fair value of these contracts are recorded in Accumulated other comprehensive loss in the consolidated statement of shareholders' equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. These contracts generally mature within 18 months.
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
We use foreign currency option contracts to mitigate foreign currency exposure on expected future South Korean won-denominated purchases. In the first quarter of fiscal year 2018, we entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2018 through the end of fiscal year 2018. In the fourth quarter of fiscal year 2018, we entered into a new series of foreign currency option contracts with effective dates from the start of the first quarter of fiscal year 2019 through the end of fiscal year 2019. Changes in fair value associated with these contracts are recorded in cost of sales in the consolidated statement of operations.
We use foreign currency option contracts to mitigate foreign currency exposure on expected future Brazilian real-denominated purchases. In the third quarter of fiscal year 2018, we entered into a new series of foreign currency option contracts with effective

MERITOR, INC.

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
We use cross-currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. These derivative instruments are designated and qualify as hedges of net investments in foreign operations. Settlements and changes in fair values of the instruments are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss) on the consolidated statement of comprehensive income, to offset the changes in the values of the net investments being hedged.
In the third quarter of fiscal year 2018, we entered into multiple cross-currency swaps. These swaps hedged a portion of the net investment in a certain European subsidiary against volatility in the euro/U.S. dollar foreign exchange rate. They mature in May 2021.
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

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase (Decrease) in
Foreign Currency Sensitivity:
Forward contracts in USD (1)	$2.8	$(2.8)	Fair Value
Forward contracts in Euro (1)	(5.3)	5.3	Fair Value
Foreign currency denominated debt (2)	0.5	(0.5)	Fair Value
Foreign currency option contracts in USD	(0.2)	2.0	Fair Value
Foreign currency option contracts in Euro	(0.4)	3.2	Fair Value
Cross-currency swaps	(23.2)	23.2	Fair Value

	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase (Decrease) in
Interest Rate Sensitivity:
Debt – fixed rate (3)	$(29.9)	$31.8	Fair Value
Debt – variable rate	(0.6)	0.6	Cash flow

(1)Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

MERITOR, INC.

(2)At December 31, 2018, the fair value of outstanding foreign currency denominated debt was $5 million. A 10% decrease in quoted currency exchange rates would result in a decrease of $1 million in foreign currency denominated debt. At December 31, 2018, a 10% increase in quoted currency exchange rates would result in an increase of $1 million in foreign currency denominated debt.

(3) At December 31, 2018, the fair value of outstanding debt was $914 million. A 50 basis points decrease in quoted interest rates would result in an increase of $32 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in a decrease of $30 million in the fair value of fixed rate debt.

MERITOR, INC.

Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

MERITOR, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth in Note 21 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as amended.
Item 1A. Risk Factors
There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, other than the risk factor regarding asbestos litigation liability, which is hereby amended and restated as follows:

We are exposed to asbestos litigation liability.

One of our subsidiaries, Maremont Corporation ("Maremont"), manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. We acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. We, along with many other companies, have also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of products of Rockwell International Corporation ("Rockwell"). Liability for these claims was transferred to us at the time of the spin-off of Rockwell's automotive business to Meritor in 1997.
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
On January 22, 2019, Maremont and its three wholly-owned subsidiaries (the “Debtors”) voluntarily filed cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking to implement their Joint Pre-Packaged Plan of Reorganization (the “Plan”) through the Chapter 11 cases. Among other things, the Plan is intended to permanently resolve all current and future asbestos claims related to Maremont's historical asbestos-related activities through the creation of a trust pursuant to Section 524(g) of the U.S. Bankruptcy Code (the "524(g) Trust"). If the Plan is confirmed by the Bankruptcy Court and approved by the U.S. District Court for the District of Delaware and all other actions necessary to implement the Plan are completed, Maremont will fund the 524(g) Trust and all current and future lawsuits related to such claims against, among others, Meritor and its non-Debtor subsidiaries, will be permanently enjoined and channeled to the 524(g) Trust. The ultimate outcome of the bankruptcy proceedings are uncertain and if we are unable to obtain approval of the Plan or consummate the Plan on the terms and timeline contemplated therein, it could have an adverse effect on our financial results.

MERITOR, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1- 31, 2018	—	$—	—	$200,000,000
November 1- 30, 2018	—	$—	—	$200,000,000
December 1- 31, 2018	3,018,688	$16.54	3,018,688	$150,060,376
Total	3,018,688		3,018,688	150,060,376

(1)
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

     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. There were no shares withheld in the first quarter of fiscal 2019 to satisfy tax obligations for exercise of options. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the first quarter of fiscal 2019 to satisfy tax obligations upon the vesting of restricted shares. The company does not believe such purchases or transactions described above are issuer repurchases for the purposes of this Item 2 of Part II of this Quarterly Report on Form 10-Q.

MERITOR, INC.

Item 5. Other Information
Cautionary Statement
This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "estimate," "should," "are likely to be," "will" and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to reliance on major OEM customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to manage demand expectations in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on our European operations, or financing arrangements related thereto following the United Kingdom's decision to exit the European Union or, in the event one or more other countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, restrictive government actions regarding trade, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); risks related to our joint ventures; rising costs of pension benefits; the ability to achieve the expected benefits of strategic initiatives and restructuring actions; our ability to successfully integrate the products and technologies of Fabco Holdings, Inc. and AA Gear Mfg., Inc. and future results of such acquisitions, including their generation of revenue and their being accretive; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle production in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development and launch of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any proceedings or related liabilities with respect to environmental, asbestos-related, or other matters, including those associated with the bankruptcy proceedings of Maremont Corporation and its subsidiaries, including the ability to obtain approval and consummation of the proposed plan of reorganization on the terms and timeline contemplated therein; possible changes in accounting rules; and other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

MERITOR, INC.

Date:	January 30, 2019	By:	/s/	April Miller Boise
April Miller Boise
Senior Vice President, Chief Legal Officer and Corporate Secretary
(For the registrant)

Date:	January 30, 2019	By:	/s/	Paul D. Bialy
Paul D. Bialy
Vice President, Controller and Principal Accounting Officer

Date:	January 30, 2019	By:	/s/	Kevin A. Nowlan
Kevin A. Nowlan
Senior Vice President and President, Trailer and Components, and Chief Financial Officer