Form 10-Q
period 2019-03-31
MERITOR INC
filed 2019-05-02
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 Par Value	MTOR	New York Stock Exchange
83,495,058 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on April 30, 2019.

MERITOR, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(Unaudited)
Sales	$1,156	$1,066	$2,194	$1,969
Cost of sales	(982)	(895)	(1,879)	(1,666)
GROSS MARGIN	174	171	315	303
Selling, general and administrative	(73)	(75)	(107)	(142)
Restructuring	1	(1)	1	(3)
Other operating expense, net	—	(11)	—	(12)
OPERATING INCOME	102	84	209	146
Other income, net	9	8	20	15
Equity in earnings of affiliates	6	6	15	11
Interest expense, net	(15)	(16)	(29)	(40)
INCOME BEFORE INCOME TAXES	102	82	215	132
Provision for income taxes	(27)	(22)	(48)	(105)
INCOME FROM CONTINUING OPERATIONS	75	60	167	27
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	—	(1)	(1)
NET INCOME	74	60	166	26
Less: Net income attributable to noncontrolling interests	(2)	(3)	(4)	(5)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$72	$57	$162	$21
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$73	$57	$163	$22
Loss from discontinued operations	(1)	—	(1)	(1)
Net income	$72	$57	$162	$21
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.88	$0.64	$1.94	$0.25
Discontinued operations	(0.01)	—	(0.01)	(0.01)
Basic earnings per share	$0.87	$0.64	$1.93	$0.24
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.85	$0.63	$1.88	$0.24
Discontinued operations	(0.01)	—	(0.01)	(0.01)
Diluted earnings per share	$0.84	$0.63	$1.87	$0.23

Basic average common shares outstanding	83.3	88.6	84.0	88.6
Diluted average common shares outstanding	85.6	91.2	86.6	91.3

See notes to Condensed Consolidated Financial Statements. Prior period has been recast, see Note 20.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(Unaudited)
Net income	$74	$60	$166	$26
Other comprehensive income (loss):
Foreign currency translation adjustments:
Attributable to Meritor, Inc.	7	14	3	6
Attributable to noncontrolling interest	—	—	1	1
Pension and other postretirement benefit related adjustments	1	3	1	6
Unrealized gain (loss) on investments and foreign exchange contracts	(1)	3	—	3
Other comprehensive income, net of tax	7	20	5	16
Total comprehensive income	81	80	171	42
Less: Comprehensive income attributable to noncontrolling interest	(2)	(3)	(5)	(6)
Comprehensive income attributable to Meritor, Inc.	$79	$77	$166	$36

See notes to Condensed Consolidated Financial Statements.

MERITOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2019	September 30, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98	$115
Receivables, trade and other, net	636	588
Inventories	530	477
Other current assets	41	46
TOTAL CURRENT ASSETS	1,305	1,226
NET PROPERTY	479	483
GOODWILL	419	421
OTHER ASSETS	597	596
TOTAL ASSETS	$2,800	$2,726
LIABILITIES, MEZZANINE EQUITY AND EQUITY
CURRENT LIABILITIES:
Short-term debt	$118	$94
Accounts and notes payable	728	700
Other current liabilities	292	290
TOTAL CURRENT LIABILITIES	1,138	1,084
LONG-TERM DEBT	738	730
RETIREMENT BENEFITS	246	262
OTHER LIABILITIES	232	332
TOTAL LIABILITIES	2,354	2,408
COMMITMENTS AND CONTINGENCIES (See Note 21)
MEZZANINE EQUITY:
Convertible debt with cash settlement	1	1
EQUITY:
Common stock (March 31, 2019 and September 30, 2018, 103.9 and 102.2 shares issued and 83.5 and 84.9 shares outstanding, respectively)	104	102
Additional paid-in capital	793	787
Retained earnings	362	200
Treasury stock, at cost (March 31, 2019 and September 30, 2018, 20.4 and 17.3 shares, respectively)	(286)	(236)
Accumulated other comprehensive loss	(562)	(566)
Total equity attributable to Meritor, Inc.	411	287
Noncontrolling interests	34	30
TOTAL EQUITY	445	317
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,800	$2,726

See notes to Condensed Consolidated Financial Statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Six Months Ended March 31,
	2019	2018
	(Unaudited)
OPERATING ACTIVITIES
CASH PROVIDED BY OPERATING ACTIVITIES (See Note 11)	$51	$72
INVESTING ACTIVITIES
Capital expenditures	(44)	(35)
Proceeds from sale of equity method investment	—	250
Cash paid for investment in Transportation Power, Inc.	(3)	(3)
Proceeds from sale of a business	—	4
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(47)	216
FINANCING ACTIVITIES
Borrowings and securitization	48	(60)
Redemption of notes	(19)	(181)
Other financing activities	(1)	(2)
Net change in debt	28	(243)
Repurchase of common stock	(50)	(33)
CASH USED FOR FINANCING ACTIVITIES	(22)	(276)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1	—
CHANGE IN CASH AND CASH EQUIVALENTS	(17)	12
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	115	88
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$98	$100

See notes to Condensed Consolidated Financial Statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions)
(Unaudited)

	Three months ended March 31, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at December 31, 2018	$104	$790	$290	$(286)	$(569)	$329	$33	$362
Comprehensive income	—	—	72	—	7	79	2	81
Equity based compensation expense	—	3	—	—	—	3	—	3
Noncontrolling interest dividend	—	—	—	—	—	—	(1)	(1)
Ending Balance at March 31, 2019	$104	$793	$362	$(286)	$(562)	$411	$34	$445

	Three months ended March 31, 2018
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at December 31, 2017	$102	$770	$47	$(136)	$(550)	$233	$30	$263
Comprehensive income	—	—	57	—	20	77	3	80
Equity based compensation expense	—	5	—	—	—	5	—	5
Repurchase of common stock	—	—	—	(33)	—	(33)	—	(33)
Noncontrolling interest dividends	—	—	—	—	—	—	(1)	(1)
Other equity adjustments	—	—	—	—	—	—	(2)	(2)
Ending Balance at March 31, 2018	$102	$775	$104	$(169)	$(530)	$282	$30	$312

MERITOR, INC.

	Six months ended March 31, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at September 30, 2018	$102	$787	$200	$(236)	$(566)	$287	$30	$317
Comprehensive income	—	—	162	—	4	166	5	171
Equity based compensation expense	—	8	—	—	—	8	—	8
Vesting of equity based awards	2	(2)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	(50)	—	(50)	—	(50)
Noncontrolling interest dividend	—	—	—	—	—	—	(1)	(1)
Ending Balance at March 31, 2019	$104	$793	$362	$(286)	$(562)	$411	$34	$445

	Six months ended March 31, 2018
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at October 1, 2017	$101	$765	$83	$(136)	$(545)	$268	$27	$295
Comprehensive income	—	—	21	—	15	36	6	42
Equity based compensation expense	—	10	—	—	—	10	—	10
Vesting of equity based awards	1	(1)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	(33)	—	(33)	—	(33)
Noncontrolling interest dividends	—	—	—	—	—	—	(1)	(1)
Other equity adjustments	—	1	—	—	—	1	(2)	(1)
Ending Balance at March 31, 2018	$102	$775	$104	$(169)	$(530)	$282	$30	$312

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
In the opinion of the company, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The Condensed Consolidated Balance Sheet data as of September 30, 2018 was derived from audited financial statements but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended March 31, 2019 are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30, and its fiscal quarters generally end on the Sundays nearest December 31, March 31 and June 30. The second quarter of fiscal years 2019 and 2018 ended on March 31, 2019 and April 1, 2018, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and March 31 are used consistently throughout this report to represent the fiscal year end and second fiscal quarter end, respectively.
2. Earnings per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted shares, restricted share units, performance share unit awards and convertible securities, if applicable.
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Basic average common shares outstanding	83.3	88.6	84.0	88.6
Impact of restricted shares, restricted share units and performance share units	1.5	1.6	1.9	1.6
Impact of convertible notes	0.8	1.0	0.7	1.1
Diluted average common shares outstanding	85.6	91.2	86.6	91.3

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
For the three and six months ended March 31, 2019, the dilutive impact of previously issued restricted shares, restricted share units and performance share units was 1.5 million and 1.9 million shares, respectively. For the three and six months ended March 31, 2018, the dilutive impact of previously issued restricted shares, restricted share units and performance share units was 1.6 million shares. For the three and six months ended March 31, 2019, compensation cost related to restricted shares, restricted share units and performance share units was $3 million and $8 million, respectively. For the three and six months ended March 31, 2018, compensation cost related to restricted shares, restricted share units and performance share units was $5 million and $10 million, respectively.
For the three and six months ended March 31, 2019, 0.8 million and 0.7 million shares, respectively, were included in the computation of diluted earnings per share, as the company's average stock price during these periods exceeded the conversion price for the 7.875 percent convertible notes due 2026. For the three and six months ended March 31, 2018, 1.0 million and 1.1 million shares, respectively, were included in the computation of diluted earnings per share, as the company's average stock price during these periods exceeded the conversion price for the 7.875 percent convertible notes due 2026.
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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in this ASU affect the guidance issued in ASU 2016-02, Leases (Topic 842), which is not yet effective. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments also provide lessors with a practical expedient to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component in certain circumstances. The effective date for this ASU are the same as those for ASU 2016-02 as described above. Therefore, the company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2019 in connection with its planned implementation of ASU 2016-02 and is currently assessing the potential impact of this new guidance on its accounting policies and its condensed consolidated financial statements.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this ASU affect a variety of Topics in the Codification (ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities; ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments; and ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities).

For the amendments in this ASU that are applicable to ASU 2016-01, which Meritor has adopted, the effective date is the first quarter of fiscal year 2021 with early adoption permitted. For the amendments in this ASU that are applicable to ASU 2016-13, which Meritor has not yet adopted, the effective dates and transition requirements for the amendments related to this ASU are the

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

same as the effective dates and transition requirements in ASU 2016-13. For the amendments in this ASU that are applicable to ASU 2017-12, which Meritor has adopted, the effective date is the first quarter of fiscal year 2020 with early adoption permitted. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

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

The Aftermarket, Industrial and Trailer segment supplies axles, brakes, drivelines, suspension parts and other replacement parts to commercial vehicle and industrial aftermarket customers, primarily in North America and Europe. In addition, this segment supplies drivetrain systems and certain components, including axles, drivelines, brakes and suspension systems for military, construction, bus and coach, fire and emergency and other applications in North America and Europe. It also supplies a variety of undercarriage products and systems for trailer applications in North America.

Although the company may enter into long-term supply arrangements with its major customers, the prices and volumes are not fixed over the term of the arrangements and a contract does not exist under the scope of Topic 606 until prices and volumes are known. As such, individual customer releases or purchase orders represent the contract with the customer.

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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of revenue

In the following tables, revenue is disaggregated for each of our operating segments by primary geographical market for the three and six months ended March 31, 2019.

	Three Months Ended March 31, 2019
Primary Geographical Market	Commercial Truck	Aftermarket, Industrial and Trailer	Total
U.S.	$413	$263	$676
Canada	—	17	17
Mexico	50	13	63
Total North America	463	293	756
Sweden	74	—	74
Italy	59	5	64
United Kingdom	45	2	47
Other Europe	3	19	22
Total Europe	181	26	207
Brazil	63	—	63
China	44	—	44
India	62	—	62
Other Asia-Pacific	24	—	24
Total sales	$837	$319	$1,156

	Six Months Ended March 31, 2019
Primary Geographical Market	Commercial Truck	Aftermarket, Industrial and Trailer	Total
U.S.	$763	$503	$1,266
Canada	—	35	35
Mexico	97	23	120
Total North America	860	561	1,421
Sweden	148	—	148
Italy	116	9	125
United Kingdom	86	5	91
Other Europe	6	38	44
Total Europe	356	52	408
Brazil	113	—	113
China	85	—	85
India	119	—	119
Other Asia-Pacific	48	—	48
Total sales	$1,581	$613	$2,194

Contract balances

As of March 31, 2019 and September 30, 2018, Trade receivables, net, which are included in Receivables, trade and other, net, on the Condensed Consolidated Balance Sheet, were $619 million and $566 million, respectively.

For the six months ended March 31, 2019, the company had no material bad-debt expense and there were no material contract

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of March 31, 2019.

Contract costs

The company applies the practical expedient provided in Topic 606 and recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the company otherwise would have recognized is one year or less. The costs which are not capitalized are included in cost of sales.

5. Discontinued Operations
Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Sales	$—	$—	$—	$—

Loss before income taxes	$(1)	$—	$(1)	$(2)
Benefit from income taxes	—	—	—	1
Loss from discontinued operations attributable to Meritor, Inc.	$(1)	$—	$(1)	$(1)

Loss from discontinued operations attributable to the company for the three and six months ended March 31, 2019 and six months ended March 31, 2018 was primarily related to changes in estimates related to legal costs incurred in connection with a previously divested business.
6. Goodwill
In accordance with ASC Topic 350-20, "Intangibles—Goodwill and Other," goodwill is reviewed for impairment annually during the fourth quarter of the fiscal year or more frequently if certain indicators arise. If business conditions or other factors cause the operating results and cash flows of a reporting unit to decline, the company may be required to record impairment charges for goodwill at that time.
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
Acquisition of AA Gear & Manufacturing, Inc. Business
On April 30, 2018, the company acquired substantially all of the assets of AA Gear & Manufacturing, Inc. and its subsidiaries ("AAG") for a cash purchase price of approximately $35 million. The AAG acquisition was accounted for as a business combination. The company recorded provisional goodwill in the amount of $9 million for the excess of consideration paid over the fair value of the individual assets acquired and liabilities assumed. This recorded goodwill consists largely of the synergies and economies of scale expected from combining the operations of the company and AAG. All of the goodwill was assigned to the Aftermarket, Industrial and Trailer reportable segment. All goodwill recognized is expected to be deductible for income tax purposes over the next 15 years.
Realignment of Reporting Units
As discussed in Note 23, the company realigned its operations in the second quarter of fiscal year 2019, resulting in a change to its reportable segments. The company’s reporting units did not change as a result of the change in reportable segments. The

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commercial Truck segment contains one reporting unit. The Aftermarket, Industrial and Trailer segment contains four reporting units.

A summary of the changes in the carrying value of goodwill by the company’s two reportable segments are presented below (in millions):

	Commercial Truck	Aftermarket, Industrial and Trailer	Total
Goodwill (1)	$266	$170	$436
Accumulated impairment losses (1)	—	(15)	(15)
Beginning Balance at September 30, 2018 (1)	266	155	421
Foreign currency translation	(1)	(1)	(2)
Ending Balance at March 31, 2019	$265	$154	$419

(1) Amounts have been recast to reflect reportable segment changes (see Note 23).
7. Restructuring Costs
Restructuring reserves, primarily related to unpaid employee termination benefits, were $2 million at March 31, 2019 and $4 million at September 30, 2018. The changes in restructuring reserves for the six months ended March 31, 2019 and 2018 are as follows (in millions):

	Employee Termination Benefits	Plant Shutdown & Other	Total
Beginning Balance at September 30, 2018	$4	$—	$4
Activity during the period:
Charges to continuing operations	(1)	—	(1)
Cash payments – continuing operations	(1)	—	(1)
Total restructuring reserves at March 31, 2019	2	—	2
Less: non-current restructuring reserves	—	—	—
Restructuring reserves – current, at March 31, 2019	$2	$—	$2

Balance at September 30, 2017	$5	$1	$6
Activity during the period:
Charges to continuing operations	3	—	3
Cash payments – continuing operations	(3)	(1)	(4)
Total restructuring reserves at March 31, 2018	5	—	5
Less: non-current restructuring reserves	(2)	—	(2)
Restructuring reserves – current, at March 31, 2018	$3	$—	$3

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

Specifically, the company included discrete tax expense in its first quarter financial statements for fiscal year 2018 related to provisional amounts under SAB 118 for the impact of the revaluation of U.S. deferred tax assets and liabilities due to the federal income tax rate reduction from 35 percent to 21 percent. Additionally, the company estimated its liability and included provisional amounts for the one-time transition tax as a discrete tax expense. The company will elect to offset the liability associated with this transition tax by utilizing foreign tax credit carryovers. The revaluation of the deferred tax assets and the transition tax resulted in a non-cash charge of $77 million in the first quarter of fiscal year 2018. In the second quarter of fiscal year 2018, a $1 million adjustment was made to reduce the revaluation of the deferred tax assets, resulting in a net non-cash charge of $76 million. In the first quarter of fiscal 2019, a $7 million income tax net benefit was recorded which consists of an income tax benefit of $11 million for refinement of the transition tax and $4 million income tax expense for refinement of other adjustments.

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

In evaluating the ability to recover its net deferred tax assets, the company utilizes a consistent approach which considers its historical operating results, including an assessment of the degree to which any gains or losses are driven by items that are unusual in nature, and tax planning strategies. In addition, the company reviews changes in near-term market conditions and other factors that impact future operating results. In fiscal year 2018, after sustained profitability and improved market conditions, the valuation allowance in Brazil was reversed. As of March 31, 2019, the company continues to maintain the valuation allowances in France, the U.K., and certain other jurisdictions, as the company believes the negative evidence that it will be able to recover these net deferred tax assets continues to outweigh the positive evidence. If, in the future, the company generates taxable income on a sustained basis, its conclusion regarding the need for valuation allowances in these jurisdictions could change.

For the three months ended March 31, 2019, the company had approximately $2 million of net pre-tax income compared to $11 million of net pre-tax income in the same period in fiscal year 2018 in tax jurisdictions in which tax expense (benefit) is not recorded.

For the six months ended March 31, 2019, the company had approximately $8 million of net pre-tax income compared to $13 million of net pre-tax income in the same period in fiscal year 2018 in tax jurisdictions in which tax expense (benefit) is not recorded.

9. Acquisition and Divestiture
Acquisition of AAG Business

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 30, 2018, the company acquired substantially all of the assets of AAG for a cash purchase price of approximately $35 million. AAG provides low-to-medium volume batch manufacturing for complex gear and shaft applications, as well as quick-turnaround prototyping solutions and emergency plant support. The AAG acquisition was accounted for as a business combination.

Since completion of initial estimates in the fourth quarter of fiscal year 2018, the company recorded insignificant measurement period adjustments to decrease the provisional fair value of identifiable net assets acquired and liabilities assumed in the AAG transaction, which had a net zero impact to goodwill. The adjustments were made to reflect additional available information and updated preliminary valuation results. The measurement period remains open to obtain more information on an open warranty claim. The company is reviewing and may record other additional measurement period adjustments in fiscal year 2019. All goodwill resulting from the AAG acquisition was assigned to the Aftermarket, Industrial and Trailer reportable segment (see Note 6).
Divestiture of Meritor Huayang Vehicle Braking Company Ltd.
On February 7, 2018, Meritor completed the sale of its equity interest in Meritor Huayang Vehicle Braking Company Ltd. All assets and liabilities of the business were transferred at closing.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Accounts Receivable Factoring and Securitization
The company has a U.S. accounts receivable securitization facility with PNC Bank and participates in various accounts receivable factoring programs, primarily with Nordea Bank for trade receivables from AB Volvo, as follows:

	Current Expiration	Total Facility Size as of 3/31/19		Utilized as of 3/31/19		Utilized as of 9/30/18
		EUR	USD	EUR	USD	EUR	USD
On-balance sheet arrangement
Committed U.S. accounts receivable securitization (1)	December 2021	€—	$110	€—	$101	€—	$57
Total on-balance sheet arrangement: (1)		€—	$110	€—	$101	€—	$57
Off-balance sheet arrangements
Committed Swedish factoring facility (2)(3)	March 2020	€155	$174	€138	$155	€136	$158
Committed U.S. factoring facility (2)	February 2023	—	75	—	64	45	53
Uncommitted U.K. factoring facility	February 2022	25	28	9	10	8	9
Uncommitted Italy factoring facility	June 2022	30	34	27	30	24	28
Other uncommitted factoring facilities (4)	None	N/A	N/A	14	15	11	12
Total off-balance sheet arrangements		€210	$311	€188	$274	€224	$260
(1) Availability subject to adequate eligible accounts receivable available for sale. The utilized amount includes $7 million and $11 million of letters of credit as of March 31, 2019 and September 30, 2018, respectively.
(2) Actual amounts may exceed the bank's commitment at the bank's discretion.
(3) The facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through January 10, 2020.
(4) There is no explicit facility size under the agreement, but the counterparty approves the purchase of receivable tranches at its discretion.
On-balance sheet arrangements
U.S. Securitization Facility: The company's U.S. accounts receivables securitization facility with PNC Bank is subject to a maximum permitted priority debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility of 2.25 to 1.00. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company’s U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the Condensed Consolidated Balance Sheet. This securitization program contains a cross default to the company's revolving credit facility. At certain times during any given month, the company may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, the company would then typically utilize the cash received from customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, the company may borrow under this program amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
Off-balance sheet arrangements
Total costs associated with all of the off-balance sheet arrangements described above for the three months ended March 31, 2019 were $2 million. Total costs associated with all of the off-balance sheet arrangements described above for the three months ended March 31, 2018 were insignificant. Total costs associated with all of the off-balance sheet arrangements described above were $3 million and $2 million in the six months ended March 31, 2019 and 2018, respectively, and are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Operating Cash Flows
The reconciliation of net income to cash flows provided by operating activities is as follows (in millions):

	Six Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$166	$26
Less: Loss from discontinued operations, net of tax	(1)	(1)
Income from continuing operations	167	27
Adjustments to income from continuing operations to arrive at cash provided by operating activities:
Depreciation and amortization	43	42
Deferred income tax expense	16	84
Loss on debt extinguishment	—	8
Restructuring costs	(1)	3
Asset impairment charges	—	2
Equity in earnings of affiliates	(15)	(11)
Pension and retiree medical income	(19)	(16)
Asbestos related liability remeasurement	(31)	—
Other adjustments to income from continuing operations	8	9
Dividends received from equity method investments	1	6
Pension and retiree medical contributions	(8)	(14)
Restructuring payments	(1)	(4)
Changes in off-balance sheet accounts receivable securitization and factoring programs	22	19
Changes in receivables, inventories and accounts payable	(91)	(79)
Changes in other current assets and liabilities	(33)	(18)
Changes in other assets and liabilities	(6)	14
Operating cash flows provided by continuing operations	52	72
Operating cash flows used for discontinued operations	(1)	—
CASH PROVIDED BY OPERATING ACTIVITIES	$51	$72

12. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	March 31, 2019	September 30, 2018
Finished goods	$172	$170
Work in process	46	41
Raw materials, parts and supplies	312	266
Total	$530	$477

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Other Current Assets
     Other current assets are summarized as follows (in millions):

	March 31, 2019	September 30, 2018
Asbestos-related recoveries (see Note 21)	$8	$16
Prepaid and other	33	30
Other current assets	$41	$46

14. Net Property
     Net property is summarized as follows (in millions):

	March 31, 2019	September 30, 2018
Property at cost:
Land and land improvements	$29	$29
Buildings	228	228
Machinery and equipment	918	914
Company-owned tooling	133	130
Construction in progress	66	81
Total	1,374	1,382
Less: accumulated depreciation	(895)	(899)
Net property	$479	$483

15. Other Assets
     Other assets are summarized as follows (in millions):

	March 31, 2019	September 30, 2018
Investments in non-consolidated joint ventures	$117	$102
Asbestos-related recoveries (see Note 21)	58	76
Unamortized revolver debt issuance costs	5	7
Capitalized software costs, net	22	26
Deferred income tax assets, net	123	140
Assets for uncertain tax positions	52	53
Prepaid pension costs	164	152
Intangible assets (1)	17	18
Other	39	22
Other assets	$597	$596

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)
Primarily relates to customer relationships. As of March 31, 2019, the gross carrying value was $22 million and the accumulated amortization was $5 million. As of September 30, 2018, the gross carrying value was $22 million and the accumulated amortization was $4 million. The weighted average amortization periods for customer relationships is approximately 19 years.

The company holds a variable interest in a joint venture that is a variable interest entity ("VIE") accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. As of March 31, 2019 and September 30, 2018, the company’s investment in the joint venture was $70 million and $63 million, respectively.
TransPower

Meritor completed a $3 million investment in Transportation Power, Inc. ("TransPower") in the first quarter of fiscal year 2019. Investments of $3 million in TransPower were also made in each of the first and third quarters of fiscal year 2018. The company holds a variable interest in TransPower, a VIE. TransPower develops electrical drive solutions and supplies integrated drive systems, full electric truck solutions and energy-storage subsystems to major manufacturers of trucks, school buses, refuse vehicles and terminal tractors. The company is not the primary beneficiary of TransPower, as other owners have control over the significant activities of TransPower, including the development of intellectual property and manufacturing. Therefore, the company does not consolidate TransPower. As of March 31, 2019 and September 30, 2018, the company’s investment in TransPower was $9 million and $6 million, respectively, representing the company’s maximum exposure to loss.
16. Other Current Liabilities
     Other current liabilities are summarized as follows (in millions):

	March 31, 2019	September 30, 2018
Compensation and benefits	$89	$122
Income taxes	29	27
Taxes other than income taxes	19	25
Accrued interest	11	11
Product warranties	20	19
Environmental reserves (see Note 21)	8	8
Restructuring (see Note 7)	2	3
Asbestos-related liabilities (see Note 21)	9	18
Indemnity obligations	1	1
Accrued payable to Maremont (see Note 21)	48	—
Other	56	56
Other current liabilities	$292	$290

Compensation and benefits includes the current portion of pension and retiree medical liability, accrued incentive compensation, salary and wages and accrued vacation, holiday and sick leave pay.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in product warranties is as follows (in millions):

	Six Months Ended March 31,
	2019	2018
Total product warranties – beginning of period	$54	$45
Accruals for product warranties	15	9
Payments	(9)	(8)
Change in estimates and other	(3)	2
Total product warranties – end of period	57	48
Less: Non-current product warranties	(37)	(31)
Product warranties – current	$20	$17

17. Other Liabilities
Other liabilities are summarized as follows (in millions):

	March 31, 2019	September 30, 2018
Asbestos-related liabilities (see Note 21)	$91	$193
Restructuring (see Note 7)	—	1
Non-current deferred income tax liabilities	15	16
Liabilities for uncertain tax positions	47	48
Product warranties (see Note 16)	37	35
Environmental (see Note 21)	7	9
Indemnity obligations	8	9
Other	27	21
Other liabilities	$232	$332

18. Long-Term Debt
     Long-Term debt, net of discounts where applicable, is summarized as follows (in millions):

	March 31, 2019	September 30, 2018
3.25 percent convertible notes due 2037(1)(3)	$319	$318
4.0 percent convertible notes due 2027(1)(4)	6	24
7.875 percent convertible notes due 2026(1)(5)	22	22
6.25 percent notes due 2024(2)(6)	444	444
Capital lease obligation	7	7
Borrowings and securitization	94	46
Unamortized discount on convertible notes(7)	(36)	(37)
Subtotal	856	824
Less: current maturities	(118)	(94)
Long-term debt	$738	$730
(1) The 3.25 percent, 4.0 percent and 7.875 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2025, 2019 and 2020, respectively.
(2) The 6.25 percent notes contain a call option, which allows for early redemption by Meritor.
(3) The 3.25 percent convertible notes are presented net of $6 million and $7 million unamortized issuance costs as of March 31, 2019 and September 30, 2018, respectively.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) The 4.0 percent convertible notes are presented net of unamortized issuance costs of an insignificant amount as of March 31, 2019 and September 30, 2018.
(5) The 7.875 percent convertible notes are presented net of unamortized issuance costs of an insignificant amount as of March 31, 2019 and September 30, 2018, and $1 million original issuance discount as of March 31, 2019 and September 30, 2018.
(6) The 6.25 percent notes are presented net of $6 million unamortized issuance costs as of March 31, 2019 and September 30, 2018.
(7) The carrying amount of the equity component related to convertible debt.

Repurchase of Debt Securities

On February 15, 2019, the company redeemed $19 million aggregate principal amount outstanding of the company's 4.0 percent senior convertible notes due 2027 ("the 4.0 Percent Convertible Notes") at a price of $1,000 per $1,000 of principal amount, plus accrued and unpaid interest. The remaining 4.0 Percent Convertible Notes were classified as noncurrent as of March 31, 2019. The 4.0 Percent Convertible Notes were classified as current as of September 30, 2018 as the securities were redeemable at the option of the holder on February 15, 2019, at a repurchase price in cash equal to 100 percent of the accreted principal amount of the securities to be repurchased plus accrued and unpaid interest.

Current Classification of 7.875 Percent Convertible Notes
The 7.875 percent senior convertible notes due 2026 ("the 7.875 Percent Convertible Notes") were classified as current as of March 31, 2019 as the holders are entitled to convert all or a portion of their 7.875 Percent Convertible Notes at any time beginning April 1, 2019 and prior to the close of business on June 28, 2019 at a rate of 83.3333 shares of common stock per $1,000 principal amount at maturity of the 7.875 Percent Convertible Notes (representing a conversion price of approximately $12.00 per share). The 7.875 Percent Convertible Notes are convertible as the closing price of shares of the company's common stock for at least 20 trading days during the 30 consecutive trading-day period ending on March 29, 2019 was greater than 120 percent of the $12.00 conversion price associated with the 7.875 Percent Convertible Notes.
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
As a result of the 7.875 Percent Convertible Notes becoming currently convertible for cash up to the principal amount of $23 million at the holder's option, $1 million of permanent equity was reclassified as mezzanine equity as of March 31, 2019 and September 30, 2018.

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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At March 31, 2019, the revolving credit facility was collateralized by approximately $908 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company’s current corporate credit rating. At March 31, 2019, the margin over LIBOR rate was 275 basis points and the commitment fee was 37.5 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 175 basis points.
Certain of the company’s subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly held notes outstanding under the company’s indentures (see Note 24).
At March 31, 2019 and September 30, 2018, there were no borrowings outstanding under the revolving credit facility. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At March 31, 2019 and September 30, 2018, there were no letters of credit outstanding under the revolving credit facility.

Capital Leases
The company had $7 million of outstanding capital lease arrangements at both March 31, 2019 and September 30, 2018.

Letter of Credit Facilities
On February 21, 2014, the company entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, which expired in March 2019, the company had the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $25 million. This facility contained covenants and events of default generally similar to those existing in the company’s public debt indentures. There were $1 million of letters of credit outstanding under this facility at September 30, 2018. On March 20, 2019, the company allowed this facility to expire. The letters of credit previously provided under this facility were replaced with letters of credit issued under the company’s U.S. accounts receivables securitization facility with PNC Bank. The company had another $15 million and $19 million of letters of credit outstanding through other letter of credit facilities as of March 31, 2019 and September 30, 2018, respectively.

Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million per bank. As of March 31, 2019 and September 30, 2018, the company had $13 million and $22 million, respectively, outstanding under this program at more than one bank.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19. Financial Instruments
Fair values of financial instruments are summarized as follows (in millions):

	March 31, 2019		September 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$98	$98	$115	$115
Short-term debt	118	138	94	116
Long-term debt	738	786	730	776
Foreign exchange forward contracts (other assets)	2	2	2	2
Foreign exchange forward contracts (other liabilities)	—	—	—	—
Foreign currency option contracts (other assets)	1	1	—	—
Cross-currency Swap (other assets)	17	17	6	6

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	March 31, 2019			September 30, 2018
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Assets
Foreign exchange forward contracts	2	—	2	2	—	2
Cross-currency swap	17	—	17	6	—	6
Derivative Liabilities
Foreign exchange forward contracts	—	—	—	—	—	—

Fair Value
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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair value of financial instruments by the valuation hierarchy at March 31, 2019 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$98	$—	$—
Short-term debt	—	136	2
Long-term debt	—	781	5
Foreign exchange forward contracts (other assets)	—	2	—
Foreign exchange forward contracts (other liabilities)	—	—	—
Foreign currency option contracts (other assets)	—	—	1
Cross-currency Swap (other assets)	—	17	—

Fair value of financial instruments by the valuation hierarchy at September 30, 2018 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$115	$—	$—
Short-term debt	—	114	2
Long-term debt	—	771	5
Foreign exchange forward contracts (other assets)	—	2	—
Foreign exchange forward contracts (other liabilities)	—	—	—
Foreign currency option contracts (other assets)	—	—	—
Cross-currency Swap (other assets)	—	6	—

No transfers of assets between any of the Levels occurred during the three and six months ended March 31, 2019 and 2018.
Cash and cash equivalents — The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents as of March 31, 2019 or September 30, 2018.
     Short- and long-term debt — Fair values are based on transaction prices at public exchange for publicly traded debt. For debt instruments that are not publicly traded, fair values are based on interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms and remaining maturities.
Foreign exchange forward contracts — The company uses foreign exchange forward purchase and sale contracts with terms of 18 months or less to hedge its exposure to changes in foreign currency exchange rates. As of March 31, 2019 and September 30, 2018, the notional amount of the company's foreign exchange contracts outstanding under its foreign currency cash flow hedging program was $77 million and $154 million, respectively. The fair value of foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. For derivative instruments that are designated and qualify as cash flow hedges, changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss in the statement of shareholders’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings.
Foreign currency option contracts — The company uses option contracts to mitigate foreign exchange exposure on expected future Indian Rupee-denominated purchases. As of March 31, 2019 and September 30, 2018, the notional amount of the company's Indian rupee foreign exchange contracts outstanding was $135 million and $180 million, respectively. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the Condensed Consolidated Statement of Operations.
The company uses option contracts to mitigate the risk of volatility in the translation of euro earnings to U.S. dollars. As of March 31, 2019, the notional amount of the company's euro option contracts outstanding was $9 million. As of September 30, 2018, there were no euro option contracts outstanding. These option contracts did not qualify for a hedge accounting election. Changes in fair value associated with these contracts are recorded in the Condensed Consolidated Statement of Operations in other income, net.
The company uses option contracts to mitigate the risk of volatility in the translation of Swedish krona to U.S. dollars. As of March 31, 2019, the notional amount of the company's Swedish krona option contracts outstanding was $12 million. As of September 30, 2018, there were no Swedish krona option contracts outstanding. These option contracts did not qualify for a

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

hedge accounting election. Changes in fair value associated with these contracts are recorded in the Condensed Consolidated Statement of Operations in other income, net.
The company uses option contracts to mitigate foreign exchange exposure on expected future South Korean won-denominated purchases. As of March 31, 2019 and September 30, 2018, the notional amount of the company's South Korean won option contracts outstanding was $11 million and $41 million, respectively. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the Condensed Consolidated Statement of Operations.
The company uses foreign currency option contracts to mitigate foreign currency exposure on expected future Brazilian real-denominated purchases. As of March 31, 2019 and September 30, 2018, the notional amount of the company's Brazilian real option contracts outstanding was $2 million and $16 million, respectively. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the Condensed Consolidated Statement of Operations.
The fair value of foreign currency option contracts is based on third-party proprietary models, which incorporate inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates and time utilizing market instruments with similar quality and maturity characteristics.
Cross-currency swap contracts — The company uses cross-currency swap contracts to hedge a portion of its net investment in a foreign subsidiary against volatility in foreign exchange rates. These derivative instruments are designated and qualify as hedges of net investments in foreign operations using the spot method to assess effectiveness. Changes in fair values of the instruments are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss) in the Condensed Consolidated Statement of Comprehensive Income (Loss), to offset the changes in the values of the net investments being hedged.
In the third quarter of fiscal year 2018, the company entered into multiple cross-currency swaps with a combined notional amount of $225 million. As of March 31, 2019, the notional amount of the company's cross-currency swap contracts outstanding was $225 million. These swaps hedged a portion of the net investment in a certain European subsidiary against volatility in the euro/U.S. dollar foreign exchange rate. They mature in May 2021.
The fair value of cross-currency swap contracts is based on a model which incorporates observable inputs, including quoted spot rates, forward exchange rates and discounted future expected cash flows, utilizing market interest rates with similar quality and maturity characteristics.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

20. Retirement Benefit Liabilities
Retirement benefit liabilities consisted of the following (in millions):

	March 31, 2019	September 30, 2018
Retiree medical liability	$82	$86
Pension liability	169	182
Other	14	13
Subtotal	265	281
Less: current portion (included in compensation and benefits, Note 16)	(19)	(19)
Retirement benefits	$246	$262

The components of net periodic pension and retiree medical expense included in continuing operations for the three months ended March 31 are as follows (in millions):

	2019		2018
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$14	$—	$14	$—
Assumed return on plan assets	(25)	—	(25)	—
Amortization of prior service costs	—	(8)	—	(8)
Recognized actuarial loss	5	4	7	4
Total expense (income)	$(6)	$(4)	$(4)	$(4)

The components of net periodic pension and retiree medical expense included in continuing operations for the six months ended March 31 are as follows (in millions):

	2019		2018
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$27	$1	$27	$1
Assumed return on plan assets	(49)	—	(49)	—
Amortization of prior service costs	—	(17)	—	(17)
Recognized actuarial loss	11	8	14	8
Total expense (income)	$(11)	$(8)	$(8)	$(8)

For the three months ended March 31, 2019 and 2018, the non-service cost components of the net periodic pension and Other Post-Employment Benefits ("OPEB") income were $10 million and $8 million, respectively, and are presented in other income. For the six months ended March 31, 2019 and 2018, the non-service cost components of the net periodic pension and OPEB income were $19 million and $16 million, respectively, and are presented in other income. We used the practical expedient for retrospective presentation of the 2018 other expense components in this disclosure. Refer to Note 3 for additional details on the adoption of ASU 2017-07.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
     The company has been designated as a potentially responsible party at ten Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Superfund is a United States federal government program designed to fund the cleanup of sites contaminated with hazardous substances and pollutants. Management estimates the total reasonably possible costs the company could incur for the remediation of the ten Superfund sites at March 31, 2019 to be approximately $19 million, of which $10 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.
     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at March 31, 2019 to be approximately $13 million, of which $5 million is probable and recorded as a liability.
     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 2.25 to 3.00 percent and is approximately $13 million at March 31, 2019. The undiscounted estimate of these costs is approximately $15 million.
     The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning Balance at September 30, 2018	$12	$5	$17
Payments and other	(2)	(1)	(3)
Accruals	—	1	1
Ending Balance at March 31, 2019	$10	$5	$15

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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2016, the company was served with several complaints filed against the company and other defendants in the United States District Court for the Northern District of Mississippi. The complaints were amended in July 2016. These complaints allege damages, including diminution of property value, concealment/fraud and emotional distress resulting from alleged environmental pollution in and around a neighborhood in Grenada, Mississippi. Rockwell owned and operated a facility near the neighborhood from 1965 to 1985. The company filed answers to the complaints in July 2016. In May 2017, the company was served with a complaint filed against the company and other defendants by the Mississippi Attorney General in the Chancery Court of Grenada County, Mississippi. The complaint alleges that operations at the above-referenced Grenada facility caused contamination of off-site groundwater and surface waters. Subsequently, the company removed this action to the United States District Court for the Northern District of Mississippi. However, plaintiffs’ motion to remand the case to the Chancery Court was granted in March 2018. In April, May and July 2018, the company was served with additional property damage, personal injury and wrongful death lawsuits naming the company and others as defendants, which were brought by current and former residents of the same neighborhood. As of March 31, 2019, the company entered into settlement negotiations with plaintiffs and recorded an accrual.
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
Maremont Bankruptcy Filing: In the first quarter of fiscal year 2019, Maremont and its three wholly-owned subsidiaries, Maremont Exhaust Products, Inc., AVM, Inc., and Former Ride Control Operating Company, Inc., began to solicit votes from asbestos claimants in favor of a Joint Pre-Packaged Plan of Reorganization (the "Plan"). On January 18, 2019, the Plan was approved by voting asbestos claimants and, on January 22, 2019, Maremont and its subsidiaries voluntarily filed cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking to implement the Plan through the Chapter 11 cases. Among other things, the Plan is intended to permanently resolve all current and future asbestos claims related to Maremont's historical asbestos-related activities through the creation of a trust pursuant to Section 524(g) of the U.S. Bankruptcy Code (the "524(g) Trust"). If the Plan is confirmed by the Bankruptcy Court and approved by the U.S. District Court for the District of Delaware and all other actions necessary to implement the Plan are completed, the company would contribute cash and repay a loan to Maremont and Maremont would fund the 524(g) Trust with such cash and its other assets, including its existing insurance policies. As a result, all current and future lawsuits related to such asbestos claims against, among others, Meritor and its non-Maremont subsidiaries, would be permanently enjoined and channeled to the 524(g) Trust.
In the first quarter of fiscal 2019, Meritor determined that the net amount of $51 million Maremont would be required to contribute to the 524(g) Trust according to the Plan represented Meritor's best estimate of Maremont's net asbestos liability. As a result, Meritor recognized $31 million of income related to remeasuring the Maremont net asbestos liability based on the terms of the Plan.
In the second quarter of fiscal 2019, Maremont and its subsidiaries were deconsolidated from the consolidated balance sheet of the company as of January 22, 2019 and the results of Maremont’s operations were eliminated from the results of the company’s results of operations beginning on that date as Maremont became subject to the control of a court. Deconsolidation had an insignificant impact on the Condensed Consolidated Statement of Operations. On a prospective basis, the company will account for its investment in Maremont under the cost method. The fair value of this investment was zero at the date of deconsolidation. The company recorded $48 million in Other Current Liabilities, which represents Meritor’s best estimate of the contribution of cash and repayment of the loan to Maremont following Plan confirmation.
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
     Rockwell International Corporation ("Rockwell") — ArvinMeritor, Inc. ("AM"), a predecessor of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. There were approximately 1,500 and 1,400 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at March 31, 2019 and September 30, 2018, respectively.
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

As of September 30, 2018, the estimated probable range of equally likely possibilities of the company’s obligation for asbestos-related claims over the next 41 years is $103 million to $186 million. Based on the information contained in the actuarial study, and all other available information considered, management concluded that no amount within the range of potential liability was more likely than any other and, therefore, recorded a liability at the low end of the range. The company recognized a liability for pending and future claims over the next 41 years of $100 million as of March 31, 2019 and $103 million as of September 30, 2018.

Recoveries: AM has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. The insurance receivables for Rockwell asbestos-related liabilities totaled $66 million and $68 million as of March 31, 2019 and September 30, 2018, respectively.

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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other
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
22. Shareholders' Equity
There were no dividends declared or paid in the first or second quarter of fiscal years 2019 and 2018. The payment of cash dividends and the amount of any dividend are subject to review and change at the discretion of the company's Board of Directors.
Common Stock and Debt Repurchase Authorizations
On November 2, 2018, the Board of Directors authorized the repurchase of up to $200 million of the company's common stock and up to $100 million aggregate principal amount of any of the company's debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company's debt covenants. These repurchase authorizations supersede the remaining authority under the prior July 2016 repurchase authorizations described below. In the first quarter of fiscal year 2019, the company repurchased 3.0 million shares of common stock for $50 million (including commission costs) pursuant to the common stock repurchase authorization. In the second quarter of fiscal year 2019, the company redeemed $19 million aggregate principal amount outstanding of the 4.0 Percent Convertible Notes at a price of $1,000 per $1,000 of principal amount, plus accrued and unpaid interest. As of March 31, 2019, the amounts remaining available for repurchases were $150 million under the common stock repurchase authorization and $81 million under the debt repurchase authorization.
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
Accumulated Other Comprehensive Loss ("AOCL")
The components of AOCL and the changes in AOCL by components, net of tax, for the three months ended March 31, 2019 and 2018 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss)	Total
Balance at December 31, 2018	$(94)	$(476)	$1	$(569)
Other comprehensive income before reclassification	7	—	—	7
Amounts reclassified from accumulated other comprehensive loss	—	1	(1)	—
Net current-period other comprehensive income	$7	$1	$(1)	$7
Balance at March 31, 2019	$(87)	$(475)	$—	$(562)

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(8)	(a)
Actuarial losses	9	(a)
	1	Total before tax
	—	Tax benefit
Total reclassifications for the period	$1	Net of tax

(a)  These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 20 for additional details), which is recorded in other operating income (expense).

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss	Total
Balance at December 31, 2017	$(49)	$(497)	$(4)	$(550)
Other comprehensive income before reclassification	14	—	3	17
Amounts reclassified from accumulated other comprehensive loss	—	3	—	3
Net current-period other comprehensive income	$14	$3	$3	$20
Balance at March 31, 2018	$(35)	$(494)	$(1)	$(530)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(8)	(b)
Actuarial losses	$11	(b)
	3	Total before tax
	(1)	Tax benefit
Total reclassifications for the period	$2	Net of tax

(b)  These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 20 for additional details), which is recorded in other operating income (expense).

The components of AOCL and the changes in AOCL by components, net of tax, for the six months ended March 31, 2019 and 2018 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss)	Total
Balance at September 30, 2018	$(90)	$(476)	$—	$(566)
Other comprehensive income before reclassification	3	(1)	—	2
Amounts reclassified from accumulated other comprehensive loss	—	2	—	2
Net current-period other comprehensive income	$3	$1	$—	$4
Balance at March 31, 2019	$(87)	$(475)	$—	$(562)

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(17)	(a)
Actuarial losses	19	(a)
	2	Total before tax
	—	Tax benefit
Total reclassifications for the period	$2	Net of tax

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
In the second quarter of fiscal year 2019, the company realigned its operations resulting in a change to its operating and reportable segments.  As of the second quarter of fiscal year 2019, the reportable segments are (1) Commercial Truck and (2) Aftermarket, Industrial and Trailer. Prior year reportable segment financial results have been recast for these changes.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The company has two reportable segments at March 31, 2019, as follows:

•
The Commercial Truck segment supplies drivetrain systems and components, including axles, drivelines and braking and suspension systems, primarily for medium- and heavy-duty trucks and other applications in North America, South America, Europe and Asia Pacific. This segment also includes the company's aftermarket businesses in Asia Pacific and South America.

•
The Aftermarket, Industrial and Trailer segment supplies axles, brakes, drivelines, suspension parts and other replacement parts to commercial vehicle and industrial aftermarket customers, primarily in North America and Europe. In addition, this segment supplies drivetrain systems and certain components, including axles, drivelines, brakes and suspension systems for military, construction, bus and coach, fire and emergency and other applications in North America and Europe. It also supplies a variety of undercarriage products and systems for trailer applications in North America.

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
     Segment information is summarized as follows (in millions):

	Commercial Truck	Aftermarket, Industrial and Trailer	Eliminations	Total
Three Months Ended March 31, 2019
External Sales	$837	$319	$—	$1,156
Intersegment Sales	39	10	(49)	—
Total Sales	$876	$329	$(49)	$1,156
Three Months Ended March 31, 2018 (1)
External Sales	$779	$287	$—	$1,066
Intersegment Sales	36	9	(45)	—
Total Sales	$815	$296	$(45)	$1,066

	Commercial Truck	Aftermarket, Industrial and Trailer	Eliminations	Total
Six Months Ended March 31, 2019
External Sales	$1,581	$613	$—	$2,194
Intersegment Sales	74	19	(93)	—
Total Sales	$1,655	$632	$(93)	$2,194
Six Months Ended March 31, 2018 (1)
External Sales	$1,435	$534	$—	$1,969
Intersegment Sales	67	16	(83)	—
Total Sales	$1,502	$550	$(83)	$1,969
(1) Amounts for the three and six months ended March 31, 2018 have been recast to reflect reportable segment changes.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018 (3)	2019	2018 (3)
Segment adjusted EBITDA:
Commercial Truck	$88	$94	$165	$163
Aftermarket, Industrial and Trailer	52	38	92	70
Segment adjusted EBITDA	140	132	257	233
Unallocated legacy and corporate expense, net (1)	(1)	(10)	1	(12)
Interest expense, net	(15)	(16)	(29)	(40)
Provision for income taxes	(27)	(22)	(48)	(105)
Depreciation and amortization	(21)	(21)	(43)	(42)
Noncontrolling interests	(2)	(3)	(4)	(5)
Loss on sale of receivables	(2)	—	(3)	(2)
Asset impairment charges	—	(2)	—	(2)
Restructuring	1	(1)	1	(3)
Asbestos related liability remeasurement (2)	—	—	31	—
Income from continuing operations attributable to Meritor, Inc.	$73	$57	$163	$22

(1)
Unallocated legacy and corporate income (expense), net represents items that are not directly related to the company's business segments. These items primarily include asbestos-related charges and settlements, pension and retiree medical costs associated with sold businesses, and other legacy costs for environmental and product liability.

(2)	The six months ended March 31, 2019 includes $31 million related to the remeasurement of the Maremont asbestos liability based on the Maremont prepackaged plan of reorganization.
(3) Amounts for the three and six months ended March 31, 2018 have been recast to reflect reportable segment changes.

	March 31, 2019	September 30, 2018 (3)
Segment Assets:
Commercial Truck	$1,865	$1,764
Aftermarket, Industrial and Trailer	621	589
Total segment assets	2,486	2,353
Corporate (1)	588	633
Less: Accounts receivable sold under off-balance sheet factoring programs (2)	(274)	(260)
Total assets	$2,800	$2,726

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(2)
At March 31, 2019 and September 30, 2018, segment assets include $274 million and $260 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 10). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

(3)	Amounts as of September 30, 2018 have been recast to reflect reportable segment changes, including the reallocation of goodwill.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
In lieu of providing separate audited financial statements for Meritor, Inc. (the "Parent") and Guarantors, the company has included the accompanying condensed consolidating financial statements as permitted by Regulation S-X Rules 3-10. These condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Parent's share of the subsidiary's cumulative results of operations, capital contributions and distribution and other equity changes. The Guarantors are combined in the condensed consolidating financial statements.

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended March 31, 2019
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$677	$479	$—	$1,156
Subsidiaries	—	28	51	(79)	—
Total sales	—	705	530	(79)	1,156
Cost of sales	(16)	(590)	(455)	79	(982)
GROSS MARGIN	(16)	115	75	—	174
Selling, general and administrative	(28)	(30)	(15)	—	(73)
Restructuring	—	—	1	—	1
OPERATING INCOME (LOSS)	(44)	85	61	—	102
Other income (expense), net	50	(14)	(27)	—	9
Equity in earnings of affiliates	—	3	3	—	6
Interest income (expense), net	(33)	12	6	—	(15)
INCOME (LOSS) BEFORE INCOME TAXES	(27)	86	43	—	102
Benefit (provision) for income taxes	20	(22)	(25)	—	(27)
Equity income from continuing operations of subsidiaries	80	9	—	(89)	—
INCOME FROM CONTINUING OPERATIONS	73	73	18	(89)	75
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	—	—	—	(1)
NET INCOME	72	73	18	(89)	74
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$72	$73	$16	$(89)	$72

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31, 2019
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$72	$73	$18	$(89)	$74
Other comprehensive income, net of tax	7	1	1	(2)	7
Total comprehensive income	79	74	19	(91)	81
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive income attributable to Meritor, Inc.	$79	$74	$17	$(91)	$79

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended March 31, 2018 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$566	$500	$—	$1,066
Subsidiaries	—	35	54	(89)	—
Total sales	—	601	554	(89)	1,066
Cost of sales	(18)	(500)	(466)	89	(895)
GROSS MARGIN	(18)	101	88	—	171
Selling, general and administrative	(32)	(27)	(16)	—	(75)
Restructuring	—	(1)	—	—	(1)
Other operating expense, net	(9)	(1)	(1)	—	(11)
OPERATING INCOME (LOSS)	(59)	72	71	—	84
Other income (expense), net	38	(1)	(29)	—	8
Equity in earnings of affiliates	—	4	2	—	6
Interest income (expense), net	(28)	6	6	—	(16)
INCOME (LOSS) BEFORE INCOME TAXES	(49)	81	50	—	82
Benefit (provision) for income taxes	8	(13)	(17)	—	(22)
Equity income from continuing operations of subsidiaries	98	24	—	(122)	—
INCOME FROM CONTINUING OPERATIONS	57	92	33	(122)	60
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	—	—
NET INCOME	57	92	33	(122)	60
Less: Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$57	$92	$30	$(122)	$57

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

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2019
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,266	$928	$—	$2,194
Subsidiaries	—	60	108	(168)	—
Total sales	—	1,326	1,036	(168)	2,194
Cost of sales	(31)	(1,124)	(892)	168	(1,879)
GROSS MARGIN	(31)	202	144	—	315
Selling, general and administrative	(53)	(57)	3	—	(107)
Restructuring	—	—	1	—	1
OPERATING INCOME (LOSS)	(84)	145	148	—	209
Other income (expense), net	50	(9)	(21)	—	20
Equity in earnings of affiliates	—	10	5	—	15
Interest income (expense), net	(65)	24	12	—	(29)
INCOME (LOSS) BEFORE INCOME TAXES	(99)	170	144	—	215
Benefit (provision) for income taxes	31	(34)	(45)	—	(48)
Equity income from continuing operations of subsidiaries	231	49	—	(280)	—
INCOME FROM CONTINUING OPERATIONS	163	185	99	(280)	167
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	—	—	—	(1)
NET INCOME	162	185	99	(280)	166
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$162	$185	$95	$(280)	$162

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Six Months Ended March 31, 2019
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$162	$185	$99	$(280)	$166
Other comprehensive income (loss), net of tax	4	(7)	(8)	16	5
Total comprehensive income	166	178	91	(264)	171
Less: Comprehensive income attributable to noncontrolling interests	—	—	(5)	—	(5)
Comprehensive income attributable to Meritor, Inc.	$166	$178	$86	$(264)	$166

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2018 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,034	$935	$—	$1,969
Subsidiaries	—	67	98	(165)	—
Total sales	—	1,101	1,033	(165)	1,969
Cost of sales	(37)	(918)	(876)	165	(1,666)
GROSS MARGIN	(37)	183	157	—	303
Selling, general and administrative	(60)	(47)	(35)	—	(142)
Restructuring	—	(1)	(2)	—	(3)
Other operating expense, net	(10)	(1)	(1)	—	(12)
OPERATING INCOME (LOSS)	(107)	134	119	—	146
Other income (expense), net	42	5	(32)	—	15
Equity in earnings of affiliates	—	8	3	—	11
Interest income (expense), net	(65)	15	10	—	(40)
INCOME (LOSS) BEFORE INCOME TAXES	(130)	162	100	—	132
Provision for income taxes	(15)	(62)	(28)	—	(105)
Equity income from continuing operations of subsidiaries	167	61	—	(228)	—
INCOME FROM CONTINUING OPERATIONS	22	161	72	(228)	27
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	—	—	—	(1)
NET INCOME	21	161	72	(228)	26
Less: Net income attributable to noncontrolling interests	—	—	(5)	—	(5)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$21	$161	$67	$(228)	$21
(1) Prior period has been recast, see Note 20.

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Six Months Ended March 31, 2018
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$21	$161	$72	$(228)	$26
Other comprehensive income, net of tax	15	12	14	(25)	16
Total comprehensive income	36	173	86	(253)	42
Less: Comprehensive income attributable to noncontrolling interests	—	—	(6)	—	(6)
Comprehensive income attributable to Meritor, Inc.	$36	$173	$80	$(253)	$36

MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	March 31, 2019
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$11	$5	$82	$—	$98
Receivables trade and other, net	1	82	553	—	636
Inventories	—	289	241	—	530
Other current assets	7	12	22	—	41
TOTAL CURRENT ASSETS	19	388	898	—	1,305
NET PROPERTY	22	241	216	—	479
GOODWILL	—	250	169	—	419
OTHER ASSETS	171	193	233	—	597
INVESTMENTS IN SUBSIDIARIES	4,026	915	—	(4,941)	—
TOTAL ASSETS	$4,238	$1,987	$1,516	$(4,941)	$2,800
CURRENT LIABILITIES:
Short-term debt	$23	$—	$95	$—	$118
Accounts and notes payable	59	317	352	—	728
Other current liabilities	128	60	104	—	292
TOTAL CURRENT LIABILITIES	210	377	551	—	1,138
LONG-TERM DEBT	734	—	4	—	738
RETIREMENT BENEFITS	226	—	20	—	246
INTERCOMPANY PAYABLE (RECEIVABLE)	2,606	(2,736)	130	—	—
OTHER LIABILITIES	50	120	62	—	232
MEZZANINE EQUITY	1	—	—	—	1
EQUITY ATTRIBUTABLE TO MERITOR, INC.	411	4,226	715	(4,941)	411
NONCONTROLLING INTERESTS	—	—	34	—	34
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$4,238	$1,987	$1,516	$(4,941)	$2,800

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

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2019
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$32	$23	$(4)	$—	$51
INVESTING ACTIVITIES
Capital expenditures	(2)	(23)	(19)	—	(44)
Cash paid for investment in Transportation Power, Inc.	(3)	—	—	—	(3)
CASH USED FOR INVESTING ACTIVITIES	(5)	(23)	(19)	—	(47)
FINANCING ACTIVITIES
Borrowings and securitization	—	—	48	—	48
Redemption of notes	(19)	—	—	—	(19)
Repurchase of common stock	(50)	—	—	—	(50)
Intercompany advances	29	—	(29)	—	—
Other financing activities	—	(1)	—	—	(1)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(40)	(1)	19	—	(22)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1	—	1
CHANGE IN CASH AND CASH EQUIVALENTS	(13)	(1)	(3)	—	(17)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24	6	85	—	115
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11	$5	$82	$—	$98

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

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As of March 31, 2019 and September 30, 2018, Parent-only obligations included $232 million and $248 million of pension and retiree medical benefits, respectively (see Note 20). All debt is debt of the Parent other than $99 million and $51 million at March 31, 2019 and September 30, 2018, respectively (see Note 18), and is primarily related to U.S. accounts receivable securitization and capital lease obligations. There were $29 million of cash dividends paid to the Parent by subsidiaries and investments accounted for by the equity method for the six months ended March 31, 2019 and March 31, 2018, respectively

MERITOR, INC.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
OVERVIEW
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
2nd Quarter Fiscal Year 2019 Results
Our sales for the second quarter of fiscal year 2019 were $1,156 million, an increase compared to $1,066 million in the same period in the prior fiscal year. The increase in sales was driven by higher truck production, primarily in North America, partially offset by the strengthening of the U.S. dollar against most currencies. Sales were also favorably impacted by revenue outperformance.
Net income attributable to Meritor for the second quarter of fiscal year 2019 was $72 million compared to $57 million in the same period in the prior fiscal year. Higher net income year over year is attributable to conversion on increased revenue.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the second quarter of fiscal year 2019 was $139 million compared to $122 million in the same period in the prior fiscal year. Our adjusted EBITDA margin (see Non-GAAP Financial Measures below) in the second quarter of fiscal year 2019 was 12.0 percent compared to 11.4 percent in the same period in the prior fiscal year. Higher adjusted EBITDA margin year over year was driven primarily by conversion on higher revenue. Also, in the prior year, we recorded a $9 million increase to the environmental accrual, primarily related to a previously disposed property, that did not repeat. Higher adjusted EBITDA was also partially offset by the strengthening of the U.S. dollar against most currencies.
Net income from continuing operations attributable to the company for the second quarter of fiscal year 2019 was $73 million compared to $57 million in the same period in the prior fiscal year. Adjusted income from continuing operations attributable to the company (see Non-GAAP Financial Measures below) for the second quarter of fiscal year 2019 was $88 million compared to $68 million in the same period in the prior fiscal year.
Cash provided by operating activities was $40 million in the second quarter of fiscal year 2019 compared to $39 million in the second quarter of fiscal year 2018.
Reportable Segment Changes
On March 13, 2019, we realigned our operations resulting in a change to our operating and reportable segments.  As of the second quarter of fiscal year 2019, the reportable segments are (1) Commercial Truck and (2) Aftermarket, Industrial and Trailer. Prior year reportable segment financial results have been recast for these changes.

MERITOR, INC.

Trends and Uncertainties
     Industry Production Volumes
     The following table reflects estimated on-highway commercial truck production volumes for selected original equipment ("OE") markets for the three and six months ended March 31, 2019 and 2018 based on available sources and management’s estimates.

	Three Months Ended March 31,		Percent	Six Months Ended March 31,		Percent
	2019	2018	Change	2019	2018	Change
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	89	73	22%	173	140	24%
North America, Medium-Duty Trucks	70	65	8%	135	121	12%
North America, Trailers	78	69	13%	165	146	13%
Western Europe, Heavy- and Medium-Duty Trucks	124	117	6%	254	244	4%
South America, Heavy- and Medium-Duty Trucks	25	25	—%	54	49	10%
India, Heavy- and Medium-Duty Trucks	119	127	(6)%	233	229	2%

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

MERITOR, INC.

•	Significant contract awards or losses of existing contracts or failure to negotiate acceptable terms in contract renewals;

•	Ability to successfully launch a significant number of new products, including potential product quality issues, and obtain new business;

•
Ability to manage possible adverse effects on European markets or our European operations, or financing arrangements related thereto, following the United Kingdom's decision to exit the European Union, or in the event one or more other countries exit the European monetary union;

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Income from continuing operations attributable to the company	$73	$57	$163	$22
Loss on debt extinguishment	—	—	—	8
Restructuring	(1)	1	(1)	3
Asset impairment charges, net of noncontrolling interests	—	2	—	2
Non-cash tax expense (1)	16	9	27	14
U.S. tax reform impacts (2)	—	(1)	(7)	76
Asbestos related liability remeasurement (3)	—	—	(31)	—
Income tax expense (benefits) (4)	—	—	6	(2)
Adjusted income from continuing operations attributable to the company	$88	$68	$157	$123

Diluted earnings per share from continuing operations	$0.85	0.63	$1.88	$0.24
Impact of adjustments on diluted earnings per share	0.18	0.12	(0.07)	1.11
Adjusted diluted earnings per share from continuing operations	$1.03	$0.75	$1.81	$1.35

MERITOR, INC.

(1) Represents tax expense related to the use of deferred tax assets in jurisdictions with net operating loss carry forwards or tax credits.
(2) The six months ended March 31, 2019 includes $11 million of non-cash tax benefit related to the one time deemed repatriation of accumulated foreign earnings and $4 million of non-cash tax expense related to other adjustments. The six months ended March 31, 2018 includes $42 million of non-cash tax expense related to the revaluation of our deferred tax assets and liabilities as a result of the U.S. tax reform and $34 million of non-cash tax expense related to the one time deemed repatriation of accumulated foreign earnings.
(3) The six months ended March 31, 2019 includes $31 million related to the remeasurement of the Maremont net asbestos liability based on the Maremont prepackaged plan of reorganization.
(4) The six months ended March 31, 2019 includes $6 million of income tax expense related to the remeasurement of the Maremont net asbestos liability based on the Maremont prepackaged plan of reorganization.

Free cash flow is reconciled to cash provided by operating activities below (in millions).

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Cash provided by operating activities	$40	$39	$51	$72
Capital expenditures	(21)	(17)	(44)	(35)
Free cash flow	$19	$22	$7	$37

MERITOR, INC.

Adjusted EBITDA and segment adjusted EBITDA are reconciled to net income attributable to Meritor, Inc. below (dollars in millions).

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net income attributable to Meritor, Inc.	$72	$57	$162	$21
Loss from discontinued operations, net of tax, attributable to Meritor, Inc.	1	—	1	1
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$73	$57	$163	$22

Interest expense, net	15	16	29	40
Provision for income taxes	27	22	48	105
Depreciation and amortization	21	21	43	42
Noncontrolling interests	2	3	4	5
Loss on sale of receivables	2	—	3	2
Asset impairment charges	—	2	—	2
Asbestos related liability remeasurement	—	—	(31)	—
Restructuring	(1)	1	(1)	3
Adjusted EBITDA	$139	$122	$258	$221

Adjusted EBITDA margin (1)	12.0%	11.4%	11.8%	11.2%

Unallocated legacy and corporate expense (income), net (2)	1	10	(1)	12
Segment adjusted EBITDA	$140	$132	$257	$233

Commercial Truck (3)
Segment adjusted EBITDA	$88	$94	$165	$163
Segment adjusted EBITDA margin (4)	10.0%	11.5%	10.0%	10.9%

Aftermarket, Industrial and Trailer (3)
Segment adjusted EBITDA	$52	$38	$92	$70
Segment adjusted EBITDA margin (4)	15.8%	12.8%	14.6%	12.7%
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
(3) Amounts for the three and six months ended March 31, 2018 have been recast to reflect reportable segment changes.
(4) Segment adjusted EBITDA margin equals segment adjusted EBITDA divided by consolidated sales from continuing operations, either in the aggregate or by segment as applicable

MERITOR, INC.

Net debt is reconciled to total debt and adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. below (dollars in millions).

	March 31, 2019	September 30, 2018
Short-term debt	$118	$94
Long-term debt	738	730
Total debt	856	824
Less: Cash and cash equivalents	(98)	(115)
Net debt	$758	$709

	Twelve Months Ended(1)	Twelve Months Ended
	March 31, 2019	September 30, 2018
Net income attributable to Meritor, Inc.	$258	$117
Loss from discontinued operations, net of tax, attributable to Meritor, Inc.	3	3
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$261	$120

Interest expense, net	56	67
Provision for income taxes	92	149
Depreciation and amortization	85	84
Noncontrolling interests	8	9
Loss on sale of receivables	6	5
Asset impairment charges	1	3
Asbestos related liability remeasurement	(31)	—
Asbestos related items	25	25
Pension settlement loss	6	6
Restructuring costs	2	6
Adjusted EBITDA	$511	$474

Net debt over adjusted EBITDA	1.5	1.5
(1) Trailing-twelve-month period ended March 31, 2019 is used to measure the company's leverage in order to assist management in its assessment of appropriate allocation of capital as part of our current M2019 plan and is also used to assess management's performance under one of our performance-based compensation plans.

MERITOR, INC.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
   Sales
The following table reflects total company and business segment sales for the three months ended March 31, 2019 and 2018 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Three Months Ended March 31,				Dollar Change Due To
	2019	2018 (1)	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck
North America	$463	$378	$85	22%	$—	$85
Europe	181	198	(17)	(9)%	(17)	—
South America	63	61	2	3%	(9)	11
China	44	53	(9)	(17)%	(3)	(6)
India	62	61	1	2%	(6)	7
Other	24	28	(4)	(14)%	(1)	(3)
Total External Sales	$837	$779	$58	7%	$(36)	$94
Intersegment Sales	39	36	3	8%	(5)	8
Total Sales	$876	$815	$61	7%	$(41)	$102

Aftermarket, Industrial and Trailer
North America	$293	$253	$40	16%	$(1)	$41
Europe	26	34	(8)	(24)%	(2)	(6)
Total External Sales	$319	$287	$32	11%	$(3)	$35
Intersegment Sales	10	9	1	11%	(2)	3
Total Sales	$329	$296	$33	11%	$(5)	$38

Total External Sales	$1,156	$1,066	$90	8%	$(39)	$129
(1) Amounts for the three months ended March 31, 2018 have been recast to reflect reportable segment changes.
Commercial Truck sales were $876 million in the second quarter of fiscal year 2019, up 7 percent compared to the second quarter of fiscal year 2018. The increase in sales was driven primarily by higher truck production in North America partially offset by the strengthening of the U.S. dollar against most currencies.
Aftermarket, Industrial and Trailer sales were $329 million in the second quarter of fiscal year 2019, up 11 percent compared to the second quarter of fiscal year 2018. Higher sales were driven by increased industrial, trailer and aftermarket volumes in North America and pricing actions within our Aftermarket business.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended March 31, 2019 was $982 million compared to $895 million in the same period in the prior fiscal year, representing an increase of 10 percent, primarily driven by increased volumes. Total cost of sales was 84.9 and 84.0 percent of sales for the three-month periods ended March 31, 2019 and 2018, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the second quarter of fiscal year 2019 compared to the same quarter in the prior year (in millions):

MERITOR, INC.

Cost of Sales
Three Months Ended March 31, 2018 (1)	$895
Volume, mix and other, net	121
Foreign exchange	(34)
Three Months Ended March 31, 2019	$982
(1) Amounts for the three months ended March 31, 2018 have been recast for ASU 2017-07, Compensation Retirement Benefits (Topic 715). $7 million was reclassified out of Cost of goods sold and into Non-operating income (expense).

     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Higher material costs	$84
Higher labor and overhead costs	1
Other, net	2
Total change in costs of sales	$87
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended March 31, 2019 increased $84 million compared to the same period in the prior fiscal year primarily due to higher volumes and higher year-over-year steel prices.
Labor and overhead costs increased by $1 million compared to the same period in the prior fiscal year.
Gross margin was $174 million and $171 million for the three-month periods ended March 31, 2019 and 2018, respectively. Gross margin, as a percentage of sales, was 15.1 and 16.0 percent for the three-month periods ended March 31, 2019 and 2018, respectively. Gross margin as a percentage of sales decreased due primarily to higher material costs which more than offset the impact of conversion on higher revenue.
Other Income Statement Items
     Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2019 and 2018 are summarized as follows (dollars in millions):

	Three Months Ended
	March 31, 2019		March 31, 2018 (1)		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(2)	(0.2)%	$—	—%	$2	0.2 pts
Short and long-term variable compensation	(10)	(0.9)%	(15)	(1.4)%	(5)	(0.5) pts
Asbestos related expense, net of asbestos related insurance recoveries	—	—%	(2)	(0.2)%	(2)	(0.2) pts
All other SG&A	(61)	(5.2)%	(58)	(5.4)%	3	(0.2) pts
Total SG&A	$(73)	(6.3)%	$(75)	(7.0)%	$(2)	(0.7) pts
(1) Amounts for the three months ended March 31, 2018 have been recast for ASU 2017-07, Compensation Retirement Benefits (Topic 715).
We recognized $2 million related to previous cash settlements with insurance companies for recoveries of defense and indemnity costs associated with asbestos liabilities in the second quarter of fiscal year 2018, which is included in Asbestos-related expense, net of asbestos-related insurance recoveries (see Note 21 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).
All other SG&A, which represents normal selling, general and administrative expense, increased year over year, primarily due to investments made throughout fiscal year 2018 to support plan growth initiatives.

MERITOR, INC.

Other operating expense was insignificant in the second quarter of fiscal year 2019. Other operating expense was $11 million in the second quarter of fiscal year 2018. During the three months ended March 31, 2018, these costs primarily related to environmental remediation.
Operating income increased by $18 million from $84 million in the second quarter of fiscal year 2018 to $102 million in the same period in fiscal year 2019. Key items affecting operating income are discussed above.
Non-operating income increased by $1 million from $8 million in the second quarter of fiscal year 2018 to $9 million in the same period in fiscal year 2019. Amounts for the three months ended March 31, 2018 have been recast for ASU 2017-07, Compensation Retirement Benefits (Topic 715). For the three months ended March 31, 2018, $7 million was reclassified out of Cost of goods sold and $1 million was reclassified out of SG&A and into Non-operating income.
Equity in earnings of affiliates was $6 million in the second quarter of fiscal years 2018 and 2019.
Interest expense, net decreased by $1 million from $16 million in the second quarter of fiscal year 2018 to $15 million in the second quarter of fiscal year 2019.
Provision for income taxes was $27 million in the second quarter of fiscal year 2019 compared to $22 million in the same period in the prior fiscal year. The increase in tax expense is primarily attributable to stronger earnings in certain jurisdictions that do not have a tax valuation allowance.
Income from continuing operations (before noncontrolling interests) was $75 million in the second quarter of fiscal year 2019 compared to $60 million in the second quarter of fiscal year 2018. The reasons for the increase are discussed above.
Net income attributable to Meritor, Inc. was $72 million in the second quarter of fiscal year 2019 compared to $57 million in the second quarter of fiscal year 2018. The various factors affecting net income are discussed above.

Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins
     The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for the three months ended March 31, 2019 and 2018 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Three Months Ended March 31,			Three Months Ended March 31,
	2019	2018 (1)	Change	2019	2018 (1)	Change
Commercial Truck	$88	$94	$(6)	10.0%	11.5%	(1.5) pts
Aftermarket, Industrial and Trailer	52	38	14	15.8%	12.8%	3.0 pts
Segment adjusted EBITDA	$140	$132	$8	12.1%	12.4%	(0.3) pts
(1) Amounts for the three months ended March 31, 2018 have been recast to reflect reportable segment changes.

     Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck	Aftermarket, Industrial and Trailer	TOTAL
Segment adjusted EBITDA– Quarter ended March 31, 2018 (1)	$94	$38	$132
Lower short-and long-term variable compensation	9	4	13
Lower pension and retiree medical expense, net	1	—	1
Impact of foreign currency exchange rates	(4)	(2)	(6)
Volume, mix, pricing and other	(12)	12	—
Segment adjusted EBITDA – Quarter ended March 31, 2019	$88	$52	$140

MERITOR, INC.

(1) Amounts for the three months ended March 31, 2018 have been recast to reflect reportable segment changes.
Commercial Truck segment adjusted EBITDA was $88 million in the second quarter of fiscal year 2019, down $6 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin decreased from 11.5 percent in the second quarter of fiscal year 2018 to 10.0 percent in the second quarter of fiscal year 2019. The decrease in segment adjusted EBITDA margin was driven primarily by higher net steel, freight and layered capacity costs, partially offset by conversion on higher revenue. Segment adjusted EBITDA was also unfavorably impacted by the strengthening of the U.S. dollar against most currencies.
     Aftermarket, Industrial and Trailer segment adjusted EBITDA was $52 million in the second quarter of fiscal year 2019, up $14 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin increased from 12.8 percent in the second quarter of fiscal year 2018 to 15.8 percent in the second quarter of fiscal year 2019. The increase in segment adjusted EBITDA and segment adjusted EBITDA margin was driven primarily by pricing actions within our Aftermarket business and conversion on higher volumes.

MERITOR, INC.

Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018
   Sales
The following table reflects total company and business segment sales for the six months ended March 31, 2019 and 2018 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Six Months Ended March 31,				Dollar Change Due To
	2019	2018 (1)	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck
North America	$860	$691	$169	24%	$—	$169
Europe	356	371	(15)	(4)%	(24)	9
South America	113	107	6	6%	(17)	23
China	85	96	(11)	(11)%	(5)	(6)
India	119	114	5	4%	(12)	17
Other	48	56	(8)	(14)%	(2)	(6)
Total External Sales	$1,581	$1,435	$146	10%	$(60)	$206
Intersegment Sales	74	67	7	10%	(8)	15
Total Sales	$1,655	$1,502	$153	10%	$(68)	$221

Aftermarket, Industrial and Trailer
North America	$561	$473	$88	19%	$(2)	$90
Europe	52	61	(9)	(15)%	(3)	(6)
Total External Sales	$613	$534	$79	15%	$(5)	$84
Intersegment Sales	19	16	3	19%	(3)	6
Total Sales	$632	$550	$82	15%	$(8)	$90

Total External Sales	$2,194	$1,969	$225	11%	$(65)	$290
(1) Amounts for the six months ended March 31, 2018 have been recast to reflect reportable segment changes.
Commercial Truck sales were $1,655 million in the first six months of fiscal year 2019, up 10 percent compared to the first six months of fiscal year 2018. The increase in sales was driven primarily by higher truck production in North America and increased market share, partially offset by the strengthening of the U.S. dollar against most currencies.
Aftermarket, Industrial and Trailer sales were $632 million in the first six months of fiscal year 2019, up 15 percent compared to the first six months of fiscal year 2018. Higher sales were driven by increased volumes across North America and pricing actions within our Aftermarket business.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the six months ended March 31, 2019 was $1,879 million compared to $1,666 million in the same period in the prior fiscal year, representing an increase of 13 percent, primarily driven by increased volumes. Total cost of sales was 85.6 and 84.6 percent of sales for the six-month periods ended March 31, 2019 and 2018, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the first six months of fiscal year 2019 compared to the same quarter in the prior year (in millions):

MERITOR, INC.

Cost of Sales
Six Months Ended March 31, 2018 (1)	$1,666
Volume, mix and other, net	272
Foreign exchange	(59)
Six Months Ended March 31, 2019	$1,879
(1) Amounts for the six months ended March 31, 2018 have been recast for ASU 2017-07, Compensation Retirement Benefits (Topic 715). $15 million was reclassified out of Cost of goods sold and into Non-operating income (expense).

     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Higher material costs	$191
Higher labor and overhead costs	21
Other, net	1
Total change in costs of sales	$213
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the six months ended March 31, 2019 increased $191 million compared to the same period in the prior fiscal year primarily due to higher volumes and higher year-over-year steel prices.
Labor and overhead costs increased $21 million compared to the same period in the prior fiscal year primarily due to higher volumes.
Gross margin was $315 million and $303 million for the six-month periods ended March 31, 2019 and 2018, respectively. Gross margin, as a percentage of sales, was 14.4 and 15.4 percent for the six-month periods ended March 31, 2019 and 2018, respectively. Gross margin as a percentage of sales decreased due primarily to higher material costs which more than offset the impact of conversion on higher revenue.
Other Income Statement Items
     SG&A for the six months ended March 31, 2019 and 2018 are summarized as follows (dollars in millions):

	Six Months Ended
	March 31, 2019		March 31, 2018 (1)		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(3)	(0.1)%	$(2)	(0.1)%	$1	0.0 pts
Short and long-term variable compensation	(21)	(1.0)%	(27)	(1.4)%	(6)	(0.4) pts
Asbestos related expense, net of asbestos related insurance recoveries	—	—%	(4)	(0.2)%	(4)	(0.2) pts
Q1 Asbestos related liability remeasurement	31	1.4%	—	—%	(31)	(1.4) pts
All other SG&A	(114)	(5.2)%	(109)	(5.5)%	5	(0.3) pts
Total SG&A	$(107)	(4.9)%	$(142)	(7.2)%	$(35)	(2.3) pts
(1) Amounts for the six months ended March 31, 2018 have been recast for ASU 2017-07, Compensation Retirement Benefits (Topic 715).
We recognized $31 million related to remeasuring the Maremont asbestos liability based on the Maremont plan of reorganization in the first quarter of fiscal year 2019 (see Note 21 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). We recognized $4 million related to previous cash settlements with insurance companies for recoveries of defense and indemnity costs associated with asbestos liabilities in the first six months of fiscal year 2018, which is included in

MERITOR, INC.

Asbestos-related expense, net of asbestos-related insurance recoveries (see Note 21 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).
All other SG&A, which represents normal selling, general and administrative expense, increased year over year, primarily due to investments made throughout fiscal year 2018 to support plan growth initiatives.
Other operating expense was insignificant in the first six months of fiscal year 2019. Other operating expense was $12 million in the first six months of fiscal year 2018. During the six months ended March 31, 2018, these costs primarily related to environmental remediation.
Operating income increased by $63 million from $146 million in the first six months of fiscal year 2018 to $209 million in the same period in fiscal year 2019. Key items affecting operating income are discussed above.
Non-operating income increased by $5 million from $15 million in the first six months of fiscal year 2018 to $20 million in the same period in fiscal year 2019. Amounts for the six months ended March 31, 2018 have been recast for ASU 2017-07, Compensation Retirement Benefits (Topic 715). For the six months ended March 31, 2018, $15 million was reclassified out of Cost of goods sold and $1 million was reclassified out of SG&A and into Non-operating income.
Equity in earnings of affiliates increased by $4 million from $11 million in the first six months of fiscal year 2018 to $15 million in the same period in fiscal year 2019. The increase was primarily attributable to higher earnings from our joint venture in Mexico.
Interest expense, net decreased by $11 million from $40 million in the first six months of fiscal year 2018 to $29 million in the same period in fiscal year 2019. The decrease in Interest expense was primarily attributable to the decrease in fixed-rate debt as a result of capital market transactions completed in the first quarter of fiscal year 2018, which lowered our total average debt balance and associated weighted average interest rate, as well as the benefits from the cross-currency swaps entered into during the third quarter of fiscal year 2018.
Provision for income taxes was $48 million in the first six months of fiscal year 2019 compared to $105 million in the same period in the prior fiscal year. The six months ended March 31, 2018 included $42 million of non-cash tax expense related to the re-measurement of our deferred tax attributes as a result of the U.S. tax reform and $34 million of non-cash tax expense related to the one-time deemed repatriation of accumulated foreign earnings, which had no cash impact due to the use of foreign tax credits. For the six months ended March 31, 2019, an $11 million non-cash tax benefit was recorded to reduce the liability for the refinement of the one-time deemed repatriation. Also impacting the first half of fiscal year 2019 was $4 million non-cash income tax expense adjustment related to the remeasurement of the Maremont asbestos liability.
Income from continuing operations (before noncontrolling interests) was $167 million in the first six months of fiscal year 2019 compared to $27 million in the first six months of fiscal year 2018. The reasons for the increase are discussed above.
Net income attributable to Meritor, Inc. was $162 million in the first six months of fiscal year 2019 compared to $21 million in the first six months of fiscal year 2018. The various factors affecting net income are discussed above.

Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins
     The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for the six months ended March 31, 2019 and 2018 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Six Months Ended March 31,			Six Months Ended March 31,
	2019	2018 (1)	Change	2019	2018 (1)	Change
Commercial Truck	$165	$163	$2	10.0%	10.9%	(0.9) pts
Aftermarket, Industrial and Trailer	92	70	22	14.6%	12.7%	1.9 pts
Segment adjusted EBITDA	$257	$233	$24	11.7%	11.8%	(0.1) pts
(1) Amounts for the six months ended March 31, 2018 have been recast to reflect reportable segment changes.

MERITOR, INC.

     Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck	Aftermarket, Industrial and Trailer	TOTAL
Segment adjusted EBITDA– Six months ended March 31, 2018 (1)	$163	$70	$233
Higher earnings from unconsolidated affiliates	4	—	4
Lower short-and long-term variable compensation	14	6	20
Lower pension and retiree medical expense, net	1	1	2
Impact of foreign currency exchange rates	(9)	(3)	(12)
Volume, mix, pricing and other	(8)	18	10
Segment adjusted EBITDA – Six months ended March 31, 2019	$165	$92	$257
(1) Amounts for the six months ended March 31, 2018 have been recast to reflect reportable segment changes.
Commercial Truck segment adjusted EBITDA was $165 million in the first six months of fiscal year 2019, up $2 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin decreased from 10.9 percent for the first six months of fiscal year 2018 to 10.0 percent in the first six months of fiscal year 2019. The increase in segment adjusted EBITDA was driven primarily by conversion on higher revenue, partially offset by higher net steel, freight and layered capacity costs and the strengthening of the U.S. dollar against most currencies.
     Aftermarket, Industrial and Trailer segment adjusted EBITDA was $92 million in the first six months of fiscal year 2019, up $22 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin increased from 12.7 percent in the first six months of fiscal year 2018 to 14.6 percent in the first six months of fiscal year 2019. The increase in segment adjusted EBITDA and segment adjusted EBITDA margin was driven primarily by pricing actions within our Aftermarket business.
Financial Condition
Cash Flows (in millions)

	Six Months Ended March 31,
	2019	2018
OPERATING CASH FLOWS
Income from continuing operations	$167	$27
Depreciation and amortization	43	42
Deferred income tax expense	16	84
Loss on debt extinguishment	—	8
Restructuring costs	(1)	3
Asset impairment charges	—	2
Equity in earnings of affiliates	(15)	(11)
Pension and retiree medical income	(19)	(16)
Asbestos related liability remeasurement	(31)	—
Dividends received from equity method investments	1	6
Pension and retiree medical contributions	(8)	(14)
Restructuring payments	(1)	(4)
Changes in receivables, inventories and accounts payable	(91)	(79)
Changes in off-balance sheet accounts receivable factoring	22	19
Changes in other current assets and liabilities	(33)	(18)
Changes in other assets and liabilities	(6)	14
Other, net	8	9
Cash flows provided by continuing operations	52	72
Cash flows used for discontinued operations	(1)	—
CASH PROVIDED BY OPERATING ACTIVITIES	$51	$72

MERITOR, INC.

     Cash provided by operating activities in the first six months of fiscal year 2019 was $51 million compared to $72 million in the same period of fiscal year 2018. The decrease in cash provided by operating activities was driven primarily by investments in higher working capital to support strong global demand.

	Six Months Ended March 31,
	2019	2018
INVESTING CASH FLOWS
Capital expenditures	$(44)	$(35)
Proceeds from sale of equity method investment	—	250
Proceeds from sale of a business	—	4
Cash paid for investment in Transportation Power, Inc.	(3)	(3)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	$(47)	$216
     Cash used for investing activities was $47 million in the first six months of fiscal year 2019 compared to cash provided by investing activities of $216 million in the same period in fiscal year 2018. The decrease in cash provided by investing activities was driven by $250 million of proceeds received in the first quarter of fiscal year 2018 from the sale of our interest in Meritor WABCO in the fourth quarter of fiscal year 2017 that did not repeat.

	Six Months Ended March 31,
	2019	2018
FINANCING CASH FLOWS
Borrowings and securitization	$48	$(60)
Redemption of notes	(19)	(181)
Other financing activities	(1)	(2)
Net change in debt	28	(243)
Repurchase of common stock	(50)	(33)
CASH USED FOR FINANCING ACTIVITIES	$(22)	$(276)
     Cash used for financing activities was $22 million in the first six months of fiscal year 2019 compared to $276 million in the same period of fiscal year 2018. The decrease in cash used for financing activities is primarily related to the redemption of the 6.75 percent notes due 2021 ("the 6.75 Percent Notes") in the first quarter of fiscal year 2018, that did not repeat. In the first quarter of fiscal year 2018, we utilized $185 million to redeem $175 million principal amount of our 6.75 Percent Notes. The decrease in cash used for financing activities was also driven by outstanding borrowings against our revolving credit and securitization facilities, partially offset by the repurchase of 3.0 million shares of common stock for $50 million (including commission costs) in the first quarter of fiscal year 2019 (see Note 22 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report) and the redemption of $19 million aggregate principal amount outstanding of our 4.0 percent senior convertible notes due 2027 ("the 4.0 Percent Convertible Notes") at a price of $1,000 per $1,000 of principal amount, plus accrued and unpaid interest, in the second quarter of fiscal year 2019.
Liquidity
Our outstanding debt, net of discounts and unamortized debt issuance costs, where applicable, is summarized in the table below (in millions).

	March 31, 2019	September 30, 2018
Fixed-rate debt securities	$444	$444
Fixed-rate convertible notes	347	364
Unamortized discount on convertible notes	(36)	(37)
Other borrowings	101	53
Total debt	$856	$824

MERITOR, INC.

Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs and restructuring and product development programs. We expect fiscal year 2019 capital expenditures for our business segments to be approximately $105 million.
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
     Sources of liquidity as of March 31, 2019, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 3/31/19	Readily Available as of 3/31/19	Current Expiration
On-balance sheet arrangements:
Revolving credit facility (1)	$525	$—	$525	March 2022 (1)
Committed U.S. accounts receivable securitization (2)	110	101	9	December 2021
Total on-balance sheet arrangements	$635	$101	$534
Off-balance sheet arrangements: (2)
Committed Swedish factoring facility (3)	$174	$155	$—	March 2020
Committed U.S. factoring facility (3)	75	64	—	February 2023
Uncommitted U.K. factoring facility	28	10	—	February 2022
Uncommitted Italy factoring facility	34	30	—	June 2022
Other uncommitted factoring facilities (4)	N/A	15	N/A	None
Total off-balance sheet arrangements	311	274	—
Total available sources	$946	$375	$534
(1)The availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant.
(2)Availability subject to adequate eligible accounts receivable available for sale.
(3)Actual amounts may exceed the bank's commitment at the bank's discretion.
(4)     There is no explicit facility size under the agreement, but the counterparty approves the purchase of receivable tranches at its discretion.
Cash and Liquidity Needs – At March 31, 2019, we had $98 million in cash and cash equivalents, of which $31 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. It is our intent to reinvest those cash balances in our foreign operations as we expect to meet our liquidity needs in the U.S. through ongoing cash flows from operations in the U.S., external borrowings or both.
Our availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant, as defined in the credit agreement, which may limit our borrowings under such agreement as of each quarter end. As long as we are in compliance with those covenants as of the quarter end, we have full availability (up to the amount of collateral under the collateral test) under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other

MERITOR, INC.

factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At March 31, 2019, we were in compliance with all covenants under our credit agreement.
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
On November 2, 2018, our Board of Directors authorized the repurchase of up to $200 million of our common stock from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and our debt covenants. This repurchase authorization supersedes the prior July 2016 equity repurchase authorization. In the first quarter of fiscal year 2019, we repurchased 3.0 million shares of common stock for $50 million (including commission costs) pursuant to this repurchase authorization. The amount remaining available for repurchases under this repurchase authorization was $150 million as of March 31, 2019.
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
On November 2, 2018, our Board of Directors authorized the repurchase of up to $100 million aggregate principal amount of any of our debt securities (including convertible debt securities) from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and our debt covenants. This repurchase authorization supersedes the prior July 2016 debt repurchase authorization. The amount remaining available for repurchases under this repurchase authorization was $81 million as of March 31, 2019.
Redemption of 6.75 Percent Notes - On September 28, 2017, we redeemed $100 million of the outstanding $275 million aggregate principal amount of the 6.75 Percent Notes at a price of $1,033.75 per $1,000 of principal amount, plus accrued and unpaid interest. As a result, a loss on debt extinguishment of $5 million was recorded in the consolidated statement of operations within Interest expense, net during fiscal year 2017. The redemption was made pursuant to the July 2016 debt repurchase authorization (see Note 22 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).
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
Redemption of 4.0 Percent Notes - On February 15, 2019, we redeemed $19 million aggregate principal amount outstanding of the 4.0 Percent Convertible Notes at a price of $1,000 per $1,000 of principal amount, plus accrued and unpaid interest. The 4.0 Percent Convertible Notes were classified as noncurrent as of March 31, 2019. The 4.0 Percent Convertible Notes were classified as current as of September 30, 2018 as the securities were redeemable at the option of the holder on February 15, 2019, at a repurchase price in cash equal to 100 percent of the accreted principal amount of the securities to be repurchased plus accrued and unpaid interest.
Revolving Credit Facility – On March 31, 2017, we amended and restated our revolving credit facility. Pursuant to the revolving credit agreement, as amended, we have a $525 million revolving credit facility that matures in March 2022. Additionally, $4 million was capitalized as deferred issuance costs and will be amortized over the term of the agreement.
 The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement. At March 31, 2019, we were in compliance with all covenants under the revolving credit facility with a ratio of approximately 0.3x for the priority debt-to-EBITDA ratio covenant.

MERITOR, INC.

     The availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At March 31, 2019, the revolving credit facility was collateralized by approximately $908 million of our assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and our investment in all or a portion of certain of our wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating. At March 31, 2019, the margin over LIBOR rate was 275 basis points and the commitment fee was 37.5 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 175 basis points.
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
At March 31, 2019 and September 30, 2018, there were no borrowings outstanding under the revolving credit facility. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At March 31, 2019 and September 30, 2018, there were no letters of credit outstanding under the revolving credit facility.
U.S. Securitization Program – As of September 30, 2018, the U.S. accounts receivable securitization facility size was $100 million. On October 4, 2018, we entered into an amendment that increased the size of the facility to $110 million and extended its expiration date to December 2021. The maximum permitted priority debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents party to the agreement from time to time (participating lenders). Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. As of March 31, 2019, $94 million was outstanding under this program, and $7 million of letters of credit were issued. As of September 30, 2018, $46 million was outstanding under this program, and $11 million of letters of credit were issued. This securitization program contains a cross default to our revolving credit facility. As of March 31, 2019, we were in compliance with all covenants under our credit agreement (see Note 18 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash received from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal year ends.
Capital Leases – We had $7 million of outstanding capital lease arrangements at both March 31, 2019 and September 30, 2018.
Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under our revolving credit facility if the defaulted amount exceeds $35 million per bank. As of March 31, 2019 and September 30, 2018, we had $13 million and $22 million, respectively, outstanding under this program at more than one bank.
Credit Ratings – At April 30, 2019, our Standard & Poor’s corporate credit rating and senior unsecured credit rating were BB and BB-, respectively, and our Moody’s Investors Service corporate credit rating and senior unsecured credit rating were Ba3 and B1, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.

MERITOR, INC.

Off-Balance Sheet Arrangements
     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with a total amount utilized at March 31, 2019 of $274 million, of which $219 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $55 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.
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
     Letter of Credit Facilities – On February 21, 2014, we entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, which expired in March 2019, we had the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $25 million. This facility contained covenants and events of default generally similar to those existing in our public debt indentures. There were $1 million of letters of credit outstanding under this facility at September 30, 2018. On March 20, 2019, we allowed this facility to expire. The letters of credit previously provided under this facility were replaced with letters of credit issued under our U.S. accounts receivable securitization facility with PNC Bank. There were $8 million of letters of credit outstanding through other letter of credit facilities as of March 31, 2019 and September 30, 2018, respectively.
Contingencies
Contingencies related to environmental, asbestos and other matters are discussed in Note 21 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
Critical Accounting Policies
Our significant accounting policies are consistent with those described in Note 2 to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (the "2018 Form 10-K"). Our critical accounting estimates are consistent with those described in Item 7 of our 2018 Form 10-K.
New Accounting Pronouncements
New Accounting Pronouncements are discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our debt.
As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our Condensed Consolidated Financial Statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income.
We use foreign currency forward contracts to minimize the earnings exposures arising from foreign currency exchange risk on foreign currency purchases and sales. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under this cash flow hedging program, we designate the foreign currency contracts as cash flow hedges of underlying foreign currency forecasted purchases and sales. Changes in the fair value of these contracts are recorded in Accumulated other comprehensive loss in the Condensed Consolidated Statement of Equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. These contracts generally mature within 18 months.
We use foreign currency option contracts to mitigate foreign currency exposure on expected future Indian Rupee-denominated purchases. In the second quarter of fiscal year 2015, we monetized our outstanding foreign currency option contracts and entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2015 through the end of fiscal year 2017. In the fourth quarter of fiscal year 2016, we entered into a new series of foreign currency

MERITOR, INC.

option contracts with effective dates from the start of the first quarter of fiscal year 2017 through the end of fiscal year 2018. In the third quarter of fiscal year 2017, we monetized our outstanding foreign currency option contracts and in the third and fourth quarters of fiscal year 2017, entered into a new series of foreign currency option contracts with maturity dates in fiscal year 2018 and fiscal year 2019. In the third quarter of fiscal year 2018, we entered into a new series of foreign currency option contracts with maturity dates in fiscal year 2020. Changes in fair value associated with these contracts are recorded in cost of sales in the Condensed Consolidated Statement of Operations.
We use foreign currency option contracts to mitigate foreign currency exposure on expected future South Korean won-denominated purchases. In the first quarter of fiscal year 2018, we entered into a new series of foreign currency option contracts with effective dates from the start of the third quarter of fiscal year 2018 through the end of fiscal year 2018. In the fourth quarter of fiscal year 2018, we entered into a new series of foreign currency option contracts with effective dates from the start of the first quarter of fiscal year 2019 through the end of fiscal year 2019. Changes in fair value associated with these contracts are recorded in cost of sales in the Condensed Consolidated Statement of Operations.
We use foreign currency option contracts to mitigate foreign currency exposure on expected future Brazilian real-denominated purchases. In the third quarter of fiscal year 2018, we entered into a new series of foreign currency option contracts with effective dates from the start of the fourth quarter of fiscal year 2018 through the end of fiscal year 2019. In the fourth quarter of fiscal year 2018, we entered into a new series of foreign currency option contracts with effective dates from the last two quarters of fiscal year 2019 through the first two quarters of fiscal year 2020. Changes in fair value associated with these contracts are recorded in cost of sales in the Condensed Consolidated Statement of Operations.
In the first quarter of fiscal year 2016, due to the risk of volatility of the euro as compared to the U.S. dollar, we entered into a series of foreign currency option contracts that did not qualify for hedge accounting but were expected to mitigate foreign currency translation exposure of euro earnings to U.S. dollars. In the third and fourth quarters of fiscal year 2017, we entered into a new series of foreign currency option contracts with maturity dates in fiscal year 2017 and fiscal year 2018. In the second quarter of fiscal year 2019, we entered into a new series of foreign currency option contracts with maturity dates in the third quarter of fiscal year 2019. Changes in fair value associated with these contracts were recorded in other income, net, in the Condensed Consolidated Statement of Operations.
In the first quarter of fiscal year 2016, due to the risk of volatility of the Swedish krona as compared to the U.S. dollar, we entered into a series of foreign currency option contracts that did not qualify for hedge accounting but were expected to mitigate foreign currency translation exposure of Swedish krona earnings to U.S. dollars. In the fourth quarter of fiscal year 2017, we entered into a new series of foreign currency option contracts with maturity dates in fiscal year 2018. In the second quarter of fiscal year 2019, we entered into a new series of foreign currency option contracts with maturity dates in the third quarter of fiscal year 2019. Changes in fair value associated with these contracts were recorded in other income, net, in the Condensed Consolidated Statement of Operations.
We use cross-currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. These derivative instruments are designated and qualify as hedges of net investments in foreign operations. Settlements and changes in fair values of the instruments are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss) in the Condensed Consolidated Statement of Comprehensive Income, to offset the changes in the values of the net investments being hedged.
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

MERITOR, INC.

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase (Decrease) in
Foreign Currency Sensitivity:
Forward contracts in USD (1)	$1.9	$(1.9)	Fair Value
Forward contracts in Euro (1)	(1.7)	1.7	Fair Value
Foreign currency denominated debt (2)	0.5	(0.5)	Fair Value
Foreign currency option contracts in USD	0.3	2.5	Fair Value
Foreign currency option contracts in Euro	(0.3)	2.2	Fair Value
Cross-currency swaps	(22.5)	22.6	Fair Value

	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase (Decrease) in
Interest Rate Sensitivity:
Debt – fixed rate (3)	$(32.3)	$33.0	Fair Value
Debt – variable rate	(0.5)	0.5	Cash flow

(1)Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)At March 31, 2019, the fair value of outstanding foreign currency denominated debt was $5 million. A 10% decrease in quoted currency exchange rates would result in a decrease of $1 million in foreign currency denominated debt. At March 31, 2019, a 10% increase in quoted currency exchange rates would result in an increase of $1 million in foreign currency denominated debt.

(3) At March 31, 2019, the fair value of outstanding debt was $924 million. A 50 basis points decrease in quoted interest rates would result in an increase of $33 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in a decrease of $32 million in the fair value of fixed rate debt.

MERITOR, INC.

Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 and the company's Quarterly Report on Form 10-Q for the period ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1- 31, 2019	—	$—	—	$150,060,376
February 1- 28, 2019	—	$—	—	$150,060,376
March 1- 31, 2019	—	$—	—	$150,060,376
Total	—		—	150,060,376

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

     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. There were no shares withheld in the second quarter of fiscal 2019 to satisfy tax obligations for exercise of options. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the second quarter of fiscal 2019 to satisfy tax obligations upon the vesting of restricted shares. The company does not believe such purchases or transactions described above are issuer repurchases for the purposes of this Item 2 of Part II of this Quarterly Report on Form 10-Q.

MERITOR, INC.

Item 5. Other Information
Cautionary Statement
This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "estimate," "should," "are likely to be," "will" and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to reliance on major OEM customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to manage demand expectations in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on European markets or our European operations, or financing arrangements related thereto following the United Kingdom's decision to exit the European Union or, in the event one or more other countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, restrictive government actions regarding trade, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); risks related to our joint ventures; rising costs of pension benefits; the ability to achieve the expected benefits of strategic initiatives and restructuring actions; our ability to successfully integrate the products and technologies of Fabco Holdings, Inc. and AA Gear Mfg., Inc. and future results of such acquisitions, including their generation of revenue and their being accretive; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle production in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development and launch of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any proceedings or related liabilities with respect to environmental, asbestos-related, or other matters, including those associated with the bankruptcy proceedings of Maremont Corporation and its subsidiaries, including the ability to obtain approval and consummation of the proposed plan of reorganization on the terms and timeline contemplated therein; possible changes in accounting rules; and other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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
10-a**
Amended and Restated Receivables Purchase Agreement dated as of February 19, 2019, by and among Meritor Heavy Vehicle Braking Systems (USA), LLC and Meritor Heavy Vehicle Systems, LLC, as sellers, and Nordea Bank AB, as purchaser.

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

MERITOR, INC.

Date:	May 2, 2019	By:	/s/	April Miller Boise
April Miller Boise
Senior Vice President, Chief Legal Officer and Corporate Secretary
(For the registrant)

Date:	May 2, 2019	By:	/s/	Paul D. Bialy
Paul D. Bialy
Vice President, Chief Accounting Officer

Date:	May 2, 2019	By:	/s/	Carl D. Anderson
Carl D. Anderson
Senior Vice President, Chief Financial Officer