Form 10-Q
period 2019-06-30
MERITOR, INC.
filed 2019-07-31
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2019

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

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
82,579,930 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on July 30, 2019.

MERITOR, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
Sales	$1,166	$1,129	$3,360	$3,098
Cost of sales	(987)	(959)	(2,866)	(2,625)
GROSS MARGIN	179	170	494	473
Selling, general and administrative	(73)	(76)	(180)	(218)
Restructuring	1	(3)	2	(6)
Other operating expense, net	(3)	—	(3)	(12)
OPERATING INCOME	104	91	313	237
Other income, net	10	9	30	24
Equity in earnings of affiliates	9	9	24	20
Interest expense, net	(14)	(14)	(43)	(54)
INCOME BEFORE INCOME TAXES	109	95	324	227
Provision for income taxes	(21)	(26)	(69)	(131)
INCOME FROM CONTINUING OPERATIONS	88	69	255	96
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	1	(2)	—	(3)
NET INCOME	89	67	255	93
Less: Net income attributable to noncontrolling interests	(3)	(3)	(7)	(8)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$86	$64	$248	$85
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$85	$66	$248	$88
Income (Loss) from discontinued operations	1	(2)	—	(3)
Net income	$86	$64	$248	$85
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$1.02	$0.76	$2.96	$1.00
Discontinued operations	0.01	(0.02)	—	(0.03)
Basic earnings per share	$1.03	$0.74	$2.96	$0.97
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.99	$0.73	$2.86	$0.96
Discontinued operations	0.01	(0.02)	—	(0.03)
Diluted earnings per share	$1.00	$0.71	$2.86	$0.93

Basic average common shares outstanding	83.0	87.2	83.7	88.1
Diluted average common shares outstanding	85.6	89.8	86.6	91.2

See Notes to Condensed Consolidated Financial Statements. Prior periods have been recast, see Note 20.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
Net income	$89	$67	$255	$93
Other comprehensive income (loss):
Foreign currency translation adjustments:
Attributable to Meritor, Inc.	(6)	(52)	(3)	(46)
Attributable to noncontrolling interest	(1)	(2)	—	(1)
Pension and other postretirement benefit related adjustments	1	3	2	9
Unrealized gain (loss) on cash flow hedges	(2)	1	(2)	4
Other comprehensive loss, net of tax	(8)	(50)	(3)	(34)
Total comprehensive income	81	17	252	59
Less: Comprehensive income attributable to noncontrolling interest	(2)	(1)	(7)	(7)
Comprehensive income attributable to Meritor, Inc.	$79	$16	$245	$52

See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2019	September 30, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111	$115
Receivables, trade and other, net	625	588
Inventories	491	477
Other current assets	32	46
TOTAL CURRENT ASSETS	1,259	1,226
NET PROPERTY	481	483
GOODWILL	421	421
OTHER ASSETS	567	596
TOTAL ASSETS	$2,728	$2,726
LIABILITIES, MEZZANINE EQUITY AND EQUITY
CURRENT LIABILITIES:
Short-term debt	$24	$94
Accounts and notes payable	691	700
Other current liabilities	296	290
TOTAL CURRENT LIABILITIES	1,011	1,084
LONG-TERM DEBT	734	730
RETIREMENT BENEFITS	238	262
OTHER LIABILITIES	234	332
TOTAL LIABILITIES	2,217	2,408
COMMITMENTS AND CONTINGENCIES (See Note 21)
MEZZANINE EQUITY:
Convertible debt with cash settlement	1	1
EQUITY:
Common stock (June 30, 2019 and September 30, 2018, 103.9 and 102.2 shares issued and 82.6 and 84.9 shares outstanding, respectively)	104	102
Additional paid-in capital	798	787
Retained earnings	448	200
Treasury stock, at cost (June 30, 2019 and September 30, 2018, 21.4 and 17.3 shares, respectively)	(307)	(236)
Accumulated other comprehensive loss	(569)	(566)
Total equity attributable to Meritor, Inc.	474	287
Noncontrolling interests	36	30
TOTAL EQUITY	510	317
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,728	$2,726

See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Nine Months Ended June 30,
	2019	2018
	(Unaudited)
OPERATING ACTIVITIES
CASH PROVIDED BY OPERATING ACTIVITIES (See Note 11)	$194	$191
INVESTING ACTIVITIES
Capital expenditures	(63)	(52)
Proceeds from sale of equity method investment	—	250
Cash paid for acquisition of AA Gear & Manufacturing, Inc.	—	(36)
Cash paid for investment in Transportation Power, Inc.	(6)	(6)
Proceeds from sale of a business	—	4
Proceeds from sale of assets	—	2
Proceeds from settlement of cross-currency swaps	17	—
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(52)	162
FINANCING ACTIVITIES
Borrowings and securitization	(46)	(89)
Redemption of notes	(24)	(181)
Deferred issuance costs	(4)	—
Other financing activities	(2)	(3)
Net change in debt	(76)	(273)
Repurchase of common stock	(71)	(63)
CASH USED FOR FINANCING ACTIVITIES	(147)	(336)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1	(5)
CHANGE IN CASH AND CASH EQUIVALENTS	(4)	12
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	115	88
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$111	$100

See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions)
(Unaudited)

	Three months ended June 30, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at March 31, 2019	$104	$793	$362	$(286)	$(562)	$411	$34	$445
Comprehensive income	—	—	86	—	(7)	79	2	81
Equity based compensation expense	—	5	—	—	—	5	—	5
Repurchase of common stock	—	—	—	(21)	—	(21)	—	(21)
Ending Balance at June 30, 2019	$104	$798	$448	$(307)	$(569)	$474	$36	$510

	Three months ended June 30, 2018
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at March 31, 2018	$102	$775	$104	$(169)	$(530)	$282	$30	$312
Comprehensive income (loss)	—	—	64	—	(48)	16	1	17
Equity based compensation expense	—	4	—	—	—	4	—	4
Repurchase of common stock	—	—	—	(30)	—	(30)	—	(30)
Ending Balance at June 30, 2018	$102	$779	$168	$(199)	$(578)	$272	$31	$303

MERITOR, INC.

	Nine months ended June 30, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at September 30, 2018	$102	$787	$200	$(236)	$(566)	$287	$30	$317
Comprehensive income	—	—	248	—	(3)	245	7	252
Equity based compensation expense	—	13	—	—	—	13	—	13
Vesting of equity based awards	2	(2)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	(71)	—	(71)	—	(71)
Noncontrolling interest dividend	—	—	—	—	—	—	(1)	(1)
Ending Balance at June 30, 2019	$104	$798	$448	$(307)	$(569)	$474	$36	$510

	Nine months ended June 30, 2018
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at October 1, 2017	$101	$765	$83	$(136)	$(545)	$268	$27	$295
Comprehensive income (loss)	—	—	85	—	(33)	52	7	59
Equity based compensation expense	—	14	—	—	—	14	—	14
Vesting of equity based awards	1	(1)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	(63)	—	(63)	—	(63)
Noncontrolling interest dividends	—	—	—	—	—	—	(1)	(1)
Other equity adjustments	—	1	—	—	—	1	(2)	(1)
Ending Balance at June 30, 2018	$102	$779	$168	$(199)	$(578)	$272	$31	$303

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
In the opinion of the company, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The Condensed Consolidated Balance Sheet data as of September 30, 2018 was derived from audited financial statements but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended June 30, 2019 are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30, and its fiscal quarters generally end on the Sundays nearest December 31, March 31 and June 30. The third quarter of fiscal years 2019 and 2018 ended on June 30, 2019 and July 1, 2018, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and June 30 are used consistently throughout this report to represent the fiscal year end and third fiscal quarter end, respectively.
2. Earnings per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted shares, restricted share units, performance share unit awards and convertible securities, if applicable.
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Basic average common shares outstanding	83.0	87.2	83.7	88.1
Impact of restricted shares, restricted share units and performance share units	1.7	1.7	2.1	2.1
Impact of convertible notes	0.9	0.9	0.8	1.0
Diluted average common shares outstanding	85.6	89.8	86.6	91.2

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
For the three and nine months ended June 30, 2019, the dilutive impact of previously issued restricted shares, restricted share units and performance share units was 1.7 million and 2.1 million shares, respectively. For the three and nine months ended June 30, 2018, the dilutive impact of previously issued restricted shares, restricted share units and performance share units was 1.7 million and 2.1 million shares, respectively. For the three and nine months ended June 30, 2019, compensation cost related to restricted shares, restricted share units and performance share units was $5 million and $13 million, respectively. For the three and nine months ended June 30, 2018, compensation cost related to restricted shares, restricted share units and performance share units was $4 million and $14 million, respectively.
For the three and nine months ended June 30, 2019, 0.9 million and 0.8 million shares, respectively, were included in the computation of diluted earnings per share, as the company's average stock price during these periods exceeded the conversion price for the 7.875 percent convertible notes due 2026. For the three and nine months ended June 30, 2018, 0.9 million and 1.0 million shares, respectively, were included in the computation of diluted earnings per share, as the company's average stock price during these periods exceeded the conversion price for the 7.875 percent convertible notes due 2026.
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

The company applied Topic 606 using the modified retrospective approach (i.e., by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity at October 1, 2018). Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. There was no adjustment to the opening balance of equity at October 1, 2018 as there was no significant impact to previously recorded revenue or expense. The guidance has been applied to all existing contracts at the date of initial application. The adoption of Topic 606 had an immaterial impact on our Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations, and Condensed Consolidated Statement of Cash Flows but did require enhanced disclosures to meet the new disclosure requirements; those enhanced disclosures are included in Note 4.

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

The company also adopted the following ASUs during fiscal year 2019, none of which had a material impact on the Condensed Consolidated Financial Statements or financial statement disclosures:

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

Accounting standards to be implemented
The following represent the standards that may result in a significant change in practice and/or have a significant financial impact on the company.
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

For the amendments in this ASU that are applicable to ASU 2016-01, which Meritor has adopted, the effective date is the first quarter of fiscal year 2021 with early adoption permitted. For the amendments in this ASU that are applicable to ASU 2016-13, which Meritor has not yet adopted, the effective date is the first quarter of fiscal year 2021. For the amendments in this ASU that

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

are applicable to ASU 2017-12, which Meritor has adopted, the effective date is the first quarter of fiscal year 2020 with early adoption permitted. The company has not yet adopted any of these amendments and is currently evaluating the potential impact of this new guidance on its Condensed Consolidated Financial Statements.

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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of revenue

In the following tables, revenue is disaggregated for each of our operating segments by primary geographical market for the three and nine months ended June 30, 2019.

	Three Months Ended June 30, 2019
Primary Geographical Market	Commercial Truck	Aftermarket, Industrial and Trailer	Total
U.S.	$419	$278	$697
Canada	—	18	18
Mexico	54	12	66
Total North America	473	308	781
Sweden	75	—	75
Italy	62	4	66
United Kingdom	40	3	43
Other Europe	3	16	19
Total Europe	180	23	203
Brazil	67	—	67
China	44	—	44
India	53	—	53
Other Asia-Pacific	18	—	18
Total sales	$835	$331	$1,166

	Nine Months Ended June 30, 2019
Primary Geographical Market	Commercial Truck	Aftermarket, Industrial and Trailer	Total
U.S.	$1,182	$781	$1,963
Canada	—	53	53
Mexico	151	35	186
Total North America	1,333	869	2,202
Sweden	223	—	223
Italy	178	13	191
United Kingdom	126	8	134
Other Europe	9	54	63
Total Europe	536	75	611
Brazil	180	—	180
China	129	—	129
India	172	—	172
Other Asia-Pacific	66	—	66
Total sales	$2,416	$944	$3,360

Contract balances

As of June 30, 2019 and September 30, 2018, Trade receivables, net, which are included in Receivables, trade and other, net, on the Condensed Consolidated Balance Sheet, were $611 million and $566 million, respectively.

For the nine months ended June 30, 2019, the company had no material bad-debt expense and there were no material contract

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of June 30, 2019.

Contract costs

The company applies the practical expedient provided in Topic 606 and recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the company otherwise would have recognized is one year or less. The costs which are not capitalized are included in cost of sales.

5. Discontinued Operations
Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Sales	$—	$—	$—	$—

Income (loss) before income taxes	$1	$(2)	$—	$(4)
Benefit from income taxes	—	—	—	1
Income (loss) from discontinued operations attributable to Meritor, Inc.	$1	$(2)	$—	$(3)

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
Acquisition of AA Gear & Manufacturing, Inc. Business
On April 30, 2018, the company acquired substantially all of the assets of AA Gear & Manufacturing, Inc. and its subsidiaries ("AAG") for a cash purchase price of approximately $35 million. The AAG acquisition was accounted for as a business combination. The company recorded goodwill in the amount of $12 million for the excess of consideration paid over the fair value of the individual assets acquired and liabilities assumed. This recorded goodwill consists largely of the synergies and economies of scale expected from combining the operations of the company and AAG. All of the goodwill was assigned to the Aftermarket, Industrial and Trailer reportable segment. All goodwill recognized is expected to be deductible for income tax purposes over the next 15 years.
Realignment of Reporting Units
As discussed in Note 23, the company realigned its operations in the second quarter of fiscal year 2019, resulting in a change to its reportable segments. The company’s reporting units did not change as a result of the change in reportable segments. The Commercial Truck segment contains one reporting unit. The Aftermarket, Industrial and Trailer segment contains four reporting units.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in the carrying value of goodwill by the company’s two reportable segments are presented below (in millions):

	Commercial Truck	Aftermarket, Industrial and Trailer	Total
Goodwill (1)	$266	$170	$436
Accumulated impairment losses (1)	—	(15)	(15)
Beginning Balance at September 30, 2018 (1)	266	155	421
AAG measurement period adjustment (see Note 9)	—	3	3
Foreign currency translation	(3)	—	(3)
Ending Balance at June 30, 2019	$263	$158	$421

(1) Amounts have been recast to reflect reportable segment changes (see Note 23).
7. Restructuring Costs
Restructuring reserves, primarily related to unpaid employee termination benefits, were $1 million at June 30, 2019 and $4 million at September 30, 2018. The changes in restructuring reserves for the nine months ended June 30, 2019 and 2018 are as follows (in millions):

	Employee Termination Benefits	Plant Shutdown & Other	Total
Beginning Balance at September 30, 2018	$4	$—	$4
Activity during the period:
Charges to continuing operations	(2)	—	(2)
Cash payments – continuing operations	(2)	—	(2)
Other	1	—	1
Total restructuring reserves at June 30, 2019	1	—	1
Less: non-current restructuring reserves	—	—	—
Restructuring reserves – current, at June 30, 2019	$1	$—	$1

Balance at September 30, 2017	$5	$1	$6
Activity during the period:
Charges to continuing operations	6	—	6
Cash payments – continuing operations	(6)	(1)	(7)
Total restructuring reserves at June 30, 2018	5	—	5
Less: non-current restructuring reserves	(1)	—	(1)
Restructuring reserves – current, at June 30, 2018	$4	$—	$4

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

Specifically, the company included discrete tax expense in its first quarter financial statements for fiscal year 2018 related to provisional amounts under SAB 118 for the impact of the revaluation of U.S. deferred tax assets and liabilities due to the federal income tax rate reduction from 35 percent to 21 percent. Additionally, the company estimated its liability and included provisional amounts for the one-time transition tax as a discrete tax expense. The company will elect to offset the liability associated with this transition tax by utilizing foreign tax credit carryovers. The revaluation of the deferred tax assets and the transition tax resulted in a non-cash charge of $77 million in the first quarter of fiscal year 2018. In the first quarter of fiscal year 2019, a $7 million income tax net benefit was recorded which consists of an income tax benefit of $11 million for refinement of the transition tax and $4 million income tax expense for refinement of other adjustments. In the third quarter of fiscal year 2019, a $2 million income tax benefit was recored to these other adjustments.

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

In evaluating the ability to recover its net deferred tax assets, the company utilizes a consistent approach which considers its historical operating results, including an assessment of the degree to which any gains or losses are driven by items that are unusual in nature, and tax planning strategies. In addition, the company reviews changes in near-term market conditions and other factors that impact future operating results. In fiscal year 2018, after sustained profitability and improved market conditions, the valuation allowance in Brazil was reversed. As of June 30, 2019, the company continues to maintain the valuation allowances in France, the U.K., and certain other jurisdictions, as the company believes the negative evidence that it will be able to recover these net deferred tax assets continues to outweigh the positive evidence. If, in the future, the company generates taxable income on a sustained basis, its conclusion regarding the need for valuation allowances in these jurisdictions could change.

For the three months ended June 30, 2019, the company had approximately $4 million of net pre-tax income compared to $7 million of net pre-tax income in the same period in fiscal year 2018 in tax jurisdictions in which tax expense (benefit) is not recorded.

For the nine months ended June 30, 2019, the company had approximately $12 million of net pre-tax income compared to $20 million of net pre-tax income in the same period in fiscal year 2018 in tax jurisdictions in which tax expense (benefit) is not recorded.
9. Acquisition and Divestiture
Acquisition of AxleTech Business
On July 26, 2019, the company acquired 100 percent of the voting equity interest of the AxleTech group companies for approximately $175 million in cash, subject to certain purchase price adjustments. The company funded the acquisition with the

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

term loan under the revolving credit agreement (see Note 18). The addition of AxleTech enhances Meritor’s growth platform with the addition of a complementary product portfolio that includes a full line of independent suspensions, axles, braking solutions and drivetrain components across the off-highway, defense, specialty and aftermarket markets. AxleTech will operate within Meritor’s Aftermarket, Industrial and Trailer segment. The amounts of revenue and earnings, fair value of identifiable net assets and related goodwill of AxleTech are unavailable and will be disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Additionally, on July 29, 2019, the company approved a restructuring plan related to the integration of its acquisition of AxleTech. This restructuring plan is intended to realize certain targeted synergies following the acquisition, primarily from the elimination of cost overlap. With this restructuring plan, the Company expects to incur $11 million of total costs in the Aftermarket, Industrial and Trailer segment with approximately $7 million related to employee severance charges and approximately $4 million related to lease termination costs. Restructuring associated with severance actions are expected to be substantially completed by fiscal year 2020. The lease term expires in fiscal year 2023.

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

As of June 30, 2019, the company finalized all measurement period adjustments related to the AAG acquisition. Since completion of initial estimates in the fourth quarter of fiscal year 2018, the company recorded a $4 million decrease to finite lived intangible assets, a $1 million increase to accounts receivable and a $3 million increase to goodwill. The adjustments were made to reflect additional available information and updated valuation results. All goodwill resulting from the AAG acquisition was assigned to the Aftermarket, Industrial and Trailer reportable segment (see Note 6).
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Accounts Receivable Factoring and Securitization
The company has a U.S. accounts receivable securitization facility with PNC Bank and participates in various accounts receivable factoring programs, primarily with Nordea Bank for trade receivables from AB Volvo, as follows:

	Current Expiration	Total Facility Size as of 6/30/19		Utilized as of 6/30/19		Utilized as of 9/30/18
		EUR	USD	EUR	USD	EUR	USD
On-balance sheet arrangement
Committed U.S. accounts receivable securitization (1)	December 2021	N/A	$110	N/A	$3	N/A	$57
Total on-balance sheet arrangement: (1)		N/A	$110	N/A	$3	N/A	$57
Off-balance sheet arrangements
Committed Swedish factoring facility (2)(3)	March 2020	€155	$176	€140	$160	€136	$158
Committed U.S. factoring facility (2)	February 2023	N/A	75	N/A	70	45	53
Uncommitted U.K. factoring facility	February 2022	25	28	10	11	8	9
Uncommitted Italy factoring facility	June 2022	30	34	30	34	24	28
Other uncommitted factoring facilities (4)	None	N/A	N/A	18	19	11	12
Total off-balance sheet arrangements		€210	$313	€198	$294	€224	$260
(1) Availability subject to adequate eligible accounts receivable available for sale. The utilized amount includes $3 million and $11 million of letters of credit as of June 30, 2019 and September 30, 2018, respectively.
(2) Actual amounts may exceed the bank's commitment at the bank's discretion.
(3) The facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through January 10, 2020.
(4) There is no explicit facility size under the agreement, but the counterparty approves the purchase of receivable tranches at its discretion.
On-balance sheet arrangement
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
Off-balance sheet arrangements
Total costs associated with all of the off-balance sheet arrangements described above were $2 million and $1 million for the three months ended June 30, 2019 and 2018, respectively. Total costs associated with all of the off-balance sheet arrangements described above were $5 million and $3 million in the nine months ended June 30, 2019 and 2018, respectively, and are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Operating Cash Flows
The reconciliation of net income to cash flows provided by operating activities is as follows (in millions):

	Nine Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$255	$93
Less: Loss from discontinued operations, net of tax	—	(3)
Income from continuing operations	255	96
Adjustments to income from continuing operations to arrive at cash provided by operating activities:
Depreciation and amortization	64	64
Deferred income tax expense	27	92
Loss on debt extinguishment	—	8
Restructuring costs	(2)	6
Asset impairment charges	1	2
Equity in earnings of affiliates	(24)	(20)
Pension and retiree medical income	(28)	(23)
Asbestos related liability remeasurement	(31)	—
Other adjustments to income from continuing operations	13	13
Dividends received from equity method investments	14	9
Pension and retiree medical contributions	(12)	(17)
Restructuring payments	(2)	(7)
Changes in off-balance sheet accounts receivable securitization and factoring programs	41	65
Changes in receivables, inventories and accounts payable	(96)	(136)
Changes in other current assets and liabilities	(21)	26
Changes in other assets and liabilities	(3)	12
Operating cash flows provided by continuing operations	196	190
Operating cash flows provided by (used for) discontinued operations	(2)	1
CASH PROVIDED BY OPERATING ACTIVITIES	$194	$191

12. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	June 30, 2019	September 30, 2018
Finished goods	$154	$170
Work in process	42	41
Raw materials, parts and supplies	295	266
Total	$491	$477

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Other Current Assets
     Other current assets are summarized as follows (in millions):

	June 30, 2019	September 30, 2018
Asbestos-related recoveries (see Note 21)	$8	$16
Prepaid and other	24	30
Other current assets	$32	$46

14. Net Property
     Net property is summarized as follows (in millions):

	June 30, 2019	September 30, 2018
Property at cost:
Land and land improvements	$30	$29
Buildings	228	228
Machinery and equipment	928	914
Company-owned tooling	136	130
Construction in progress	66	81
Total	1,388	1,382
Less: accumulated depreciation	(907)	(899)
Net property	$481	$483

15. Other Assets
     Other assets are summarized as follows (in millions):

	June 30, 2019	September 30, 2018
Investments in non-consolidated joint ventures	$113	$102
Asbestos-related recoveries (see Note 21)	57	76
Unamortized revolver debt issuance costs	8	7
Capitalized software costs, net	20	26
Deferred income tax assets, net	113	140
Assets for uncertain tax positions	52	53
Prepaid pension costs	166	152
Intangible assets (1)	13	18
Other	25	22
Other assets	$567	$596

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)
Primarily relates to customer relationships. As of June 30, 2019, the gross carrying value was $18 million and the accumulated amortization was $5 million. As of September 30, 2018, the gross carrying value was $22 million and the accumulated amortization was $4 million. The weighted average amortization periods for customer relationships is approximately 19 years.

The company holds a variable interest in a joint venture that is a variable interest entity ("VIE") accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. As of June 30, 2019 and September 30, 2018, the company’s investment in the joint venture was $68 million and $63 million, respectively.
TransPower

Meritor completed a $3 million investment in Transportation Power, Inc. ("TransPower") in each of the first and third quarters of fiscal year 2019. Investments of $3 million in TransPower were also made in each of the first and third quarters of fiscal year 2018. The company holds a variable interest in TransPower, a VIE. TransPower develops electrical drive solutions and supplies integrated drive systems, full electric truck solutions and energy-storage subsystems to major manufacturers of trucks, school buses, refuse vehicles and terminal tractors. The company is not the primary beneficiary of TransPower, as other owners have control over the significant activities of TransPower, including the development of intellectual property and manufacturing. Therefore, the company does not consolidate TransPower. As of June 30, 2019 and September 30, 2018, the company’s investment in TransPower was $12 million and $6 million, respectively, representing the company’s maximum exposure to loss.
16. Other Current Liabilities
     Other current liabilities are summarized as follows (in millions):

	June 30, 2019	September 30, 2018
Compensation and benefits	$108	$122
Income taxes	12	27
Taxes other than income taxes	17	25
Accrued interest	14	11
Product warranties	18	19
Environmental reserves (see Note 21)	8	8
Restructuring (see Note 7)	1	3
Asbestos-related liabilities (see Note 21)	9	18
Indemnity obligations	1	1
Accrued payable to Maremont (see Note 21)	48	—
Other	60	56
Other current liabilities	$296	$290

Compensation and benefits includes the current portion of pension and retiree medical liability, accrued incentive compensation, salary and wages and accrued vacation, holiday and sick leave pay.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in product warranties is as follows (in millions):

	Nine Months Ended June 30,
	2019	2018
Total product warranties – beginning of period	$54	$45
Accruals for product warranties	21	14
Payments	(18)	(12)
Change in estimates and other	(5)	4
Total product warranties – end of period	52	51
Less: Non-current product warranties	(34)	(33)
Product warranties – current	$18	$18

17. Other Liabilities
Other liabilities are summarized as follows (in millions):

	June 30, 2019	September 30, 2018
Asbestos-related liabilities (see Note 21)	$91	$193
Restructuring (see Note 7)	—	1
Non-current deferred income tax liabilities	16	16
Liabilities for uncertain tax positions	48	48
Product warranties (see Note 16)	34	35
Environmental (see Note 21)	7	9
Indemnity obligations	8	9
Other	30	21
Other liabilities	$234	$332
18. Long-Term Debt
     Long-Term debt, net of discounts where applicable, is summarized as follows (in millions):

	June 30, 2019	September 30, 2018
3.25 percent convertible notes due 2037(1)(3)	$319	$318
4.0 percent convertible notes due 2027(1)(4)	—	24
7.875 percent convertible notes due 2026(1)(5)	22	22
6.25 percent notes due 2024(2)(6)	444	444
Capital lease obligation	7	7
Borrowings and securitization	—	46
Unamortized discount on convertible notes(7)	(34)	(37)
Subtotal	758	824
Less: current maturities	(24)	(94)
Long-term debt	$734	$730
(1) The 3.25 percent, 4.0 percent and 7.875 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2025, 2019 and 2020, respectively.
(2) The 6.25 percent notes contain a call option, which allows for early redemption by Meritor.
(3) The 3.25 percent convertible notes are presented net of $6 million and $7 million unamortized issuance costs as of June 30, 2019 and September 30, 2018, respectively.
(4) The 4.0 percent convertible notes were presented net of unamortized issuance costs of an insignificant amount as of September 30, 2018.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) The 7.875 percent convertible notes are presented net of unamortized issuance costs of an insignificant amount as of June 30, 2019 and September 30, 2018, and $1 million original issuance discount as of June 30, 2019 and September 30, 2018.
(6) The 6.25 percent notes are presented net of $6 million unamortized issuance costs as of June 30, 2019 and September 30, 2018.
(7) The carrying amount of the equity component related to convertible debt.

Repurchase of Debt Securities

On February 15, 2019, the company redeemed $19 million aggregate principal amount outstanding of the company's 4.0 percent senior convertible notes due 2027 ("the 4.0 Percent Convertible Notes") at a price of 100 percent of the accreted principal amount, plus accrued and unpaid interest. On June 7, 2019, the company redeemed the remaining $5 million aggregate principal amount outstanding of the 4.0 Percent Convertible Notes at a price equal to 100 percent of the accreted principal amount, plus accrued and unpaid interest. The 4.0 Percent Convertible Notes were classified as current as of September 30, 2018 as the securities were redeemable at the option of the holder on February 15, 2019, at a repurchase price in cash equal to 100 percent of the accreted principal amount of the securities to be repurchased, plus accrued and unpaid interest.

Current Classification of 7.875 Percent Convertible Notes
The 7.875 percent senior convertible notes due 2026 ("the 7.875 Percent Convertible Notes") were classified as current as of June 30, 2019 as the holders are entitled to convert all or a portion of their 7.875 Percent Convertible Notes at any time beginning July 1, 2019 and prior to the close of business on September 30, 2019 at a rate of 83.3333 shares of common stock per $1,000 principal amount at maturity of the 7.875 Percent Convertible Notes (representing a conversion price of approximately $12.00 per share). The 7.875 Percent Convertible Notes are convertible as the closing price of shares of the company's common stock for at least 20 trading days during the 30 consecutive trading-day period ending on June 28, 2019 was greater than 120 percent of the $12.00 conversion price associated with the 7.875 Percent Convertible Notes.
The 7.875 Percent Convertible Notes were classified as current as of September 30, 2018 as the holders were entitled to convert all or a portion of their 7.875 Percent Convertible Notes at any time beginning October 1, 2018 and prior to the close of business on December 31, 2018 at a rate of 83.3333 shares of common stock per $1,000 principal amount at maturity of the 7.875 Percent Convertible Notes (representing a conversion price of approximately $12.00 per share). The 7.875 Percent Convertible Notes were convertible as the closing price of shares of the company's common stock for at least 20 trading days during the 30 consecutive trading-day period ending on September 28, 2018 was greater than 120 percent of the $12.00 conversion price associated with the 7.875 Percent Convertible Notes.
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
As a result of the 7.875 Percent Convertible Notes becoming currently convertible for cash up to the principal amount of $23 million at the holder's option, $1 million of permanent equity was reclassified as mezzanine equity as of June 30, 2019 and September 30, 2018.

Revolving Credit Facility
On June 7, 2019, the company amended and restated its revolving credit facility. Pursuant to the revolving credit agreement as amended, the company has a $625 million revolving credit facility and a $175 million term loan facility, intended for the company's acquisition of AxleTech, that mature in June 2024 (with a springing maturity in November 2023 if the outstanding amount of the 6.25 percent notes due 2024 is greater than $75 million at that time). The availability under the revolving facility is dependent upon various factors, including performance against certain financial covenants as highlighted below.
The availability under the revolving credit facility is subject to certain financial covenants based on the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, the U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA. The company is required to maintain a total priority debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon either the company’s current corporate credit rating or its total leverage ratio, as defined in the agreement. At June 30, 2019, the margin over LIBOR rate was 200 basis points and the commitment fee was 30 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 100 basis points.
Certain of the company’s subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly held notes outstanding under the company’s indentures (see Note 24).
At June 30, 2019 and September 30, 2018, there were no borrowings outstanding under the revolving credit facility. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At June 30, 2019 and September 30, 2018, there were no letters of credit outstanding under the revolving credit facility.

Capital Leases
The company had $7 million of outstanding capital lease arrangements at both June 30, 2019 and September 30, 2018.

Letter of Credit Facilities
On February 21, 2014, the company entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, which expired in March 2019, the company had the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $25 million. This facility contained covenants and events of default generally similar to those existing in the company’s public debt indentures. There were $1 million of letters of credit outstanding under this facility at September 30, 2018. On March 20, 2019, the company allowed this facility to expire. The letters of credit previously provided under this facility were replaced with letters of credit issued under the company’s U.S. accounts receivables securitization facility with PNC Bank. The company had another $12 million and $19 million of letters of credit outstanding through other letter of credit facilities as of June 30, 2019 and September 30, 2018, respectively.

Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million per bank. As of June 30, 2019 and September 30, 2018, the company had $25 million and $22 million, respectively, outstanding under this program at more than one bank.
19. Financial Instruments
Fair values of financial instruments are summarized as follows (in millions):

	June 30, 2019		September 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$111	$111	$115	$115
Short-term debt	24	51	94	116
Long-term debt	734	806	730	776
Foreign exchange forward contracts (other assets)	1	1	2	2
Foreign exchange forward contracts (other liabilities)	1	1	—	—
Foreign currency option contracts (other assets)	—	—	—	—
Cross-currency swaps (other assets)	—	—	6	6
Cross-currency swaps (other liabilities)	5	5	—	—

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	June 30, 2019			September 30, 2018
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Assets
Foreign exchange forward contracts	1	—	1	2	—	2
Cross-currency swaps	—	—	—	6	—	6
Derivative Liabilities
Foreign exchange forward contracts	1	—	1	—	—	—
Cross-currency swaps	5	—	5	—	—	—

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
Fair value of financial instruments by the valuation hierarchy at June 30, 2019 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$111	$—	$—
Short-term debt	—	49	2
Long-term debt	—	801	5
Foreign exchange forward contracts (other assets)	—	1	—
Foreign exchange forward contracts (other liabilities)	—	—	1
Foreign currency option contracts (other assets)	—	—	—
Cross-currency Swap (other assets)	—	—	—
Cross-currency swaps (other liabilities)	—	5	—

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

No transfers of assets between any of the Levels occurred during the three and nine months ended June 30, 2019 and 2018.
Cash and cash equivalents — The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents as of June 30, 2019 or September 30, 2018.
     Short- and long-term debt — Fair values are based on transaction prices at public exchange for publicly traded debt. For debt instruments that are not publicly traded, fair values are based on interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms and remaining maturities.
Foreign exchange forward contracts — The company uses foreign exchange forward purchase and sale contracts with terms of 18 months or less to hedge its exposure to changes in foreign currency exchange rates. As of June 30, 2019 and September 30, 2018, the notional amount of the company's foreign exchange contracts outstanding under its foreign currency cash flow hedging program was $118 million and $154 million, respectively. The fair value of foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. For derivative instruments that are designated and qualify as cash flow hedges, changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss in the statement of shareholders’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings.
Foreign currency option contracts — The company uses option contracts to mitigate foreign exchange exposure on expected future Indian Rupee-denominated purchases. As of June 30, 2019 and September 30, 2018, the notional amount of the company's Indian rupee foreign exchange contracts outstanding was $114 million and $180 million, respectively. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the Condensed Consolidated Statement of Operations.
The company uses option contracts to mitigate the risk of volatility in the translation of euro earnings to U.S. dollars. As of June 30, 2019, the notional amount of the company's euro option contracts outstanding was $12 million. As of September 30, 2018, there were no euro option contracts outstanding. These option contracts did not qualify for a hedge accounting election. Changes in fair value associated with these contracts are recorded in the Condensed Consolidated Statement of Operations in other income, net.
The company uses option contracts to mitigate the risk of volatility in the translation of Swedish krona to U.S. dollars. As of June 30, 2019, the notional amount of the company's Swedish krona option contracts outstanding was $18 million. As of September 30, 2018, there were no Swedish krona option contracts outstanding. These option contracts did not qualify for a hedge accounting election. Changes in fair value associated with these contracts are recorded in the Condensed Consolidated Statement of Operations in other income, net.
The company uses option contracts to mitigate foreign exchange exposure on expected future South Korean won-denominated purchases. As of June 30, 2019 and September 30, 2018, the notional amount of the company's South Korean won option contracts outstanding was $48 million and $41 million, respectively. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the Condensed Consolidated Statement of Operations.
The company uses foreign currency option contracts to mitigate foreign currency exposure on expected future Brazilian real-denominated purchases. As of June 30, 2019, there were no Brazilian real option contracts outstanding. As of September 30, 2018, the notional amount of the company's Brazilian real option contracts outstanding was $16 million. The company did not elect

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the Condensed Consolidated Statement of Operations.
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
In the third quarter of fiscal year 2018, the company entered into multiple cross-currency swaps with a combined notional amount of $225 million, with maturities in May 2021. These swaps hedged a portion of the net investment in a certain European subsidiary against volatility in the euro/U.S. dollar foreign exchange rate.
In the third quarter of fiscal year 2019, the company unwound these cross-currency swaps and received proceeds of $19 million, $2 million of which related to net accrued interest receivable. The company also entered into multiple new cross-currency swaps with a combined notional amount of $225 million, with maturities in October 2022. As of both June 30, 2019 and September 30, 2018, the notional amount of the company's cross-currency swap contracts outstanding was $225 million. These swaps hedge a portion of the net investment in a certain European subsidiary against volatility in the euro/U.S. dollar foreign exchange rate.
The fair value of cross-currency swap contracts is based on a model which incorporates observable inputs, including quoted spot rates, forward exchange rates and discounted future expected cash flows, utilizing market interest rates with similar quality and maturity characteristics.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

20. Retirement Benefit Liabilities
Retirement benefit liabilities consisted of the following (in millions):

	June 30, 2019	September 30, 2018
Retiree medical liability	$79	$86
Pension liability	163	182
Other	15	13
Subtotal	257	281
Less: current portion (included in compensation and benefits, Note 16)	(19)	(19)
Retirement benefits	$238	$262

The components of net periodic pension and retiree medical income included in continuing operations for the three months ended June 30 are as follows (in millions):

	2019		2018
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$13	$1	$14	$1
Assumed return on plan assets	(24)	—	(25)	—
Amortization of prior service costs	—	(9)	—	(9)
Recognized actuarial loss	6	4	7	5
Total income	$(5)	$(4)	$(4)	$(3)

The components of net periodic pension and retiree medical income included in continuing operations for the nine months ended June 30 are as follows (in millions):

	2019		2018
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$40	$2	$41	$2
Assumed return on plan assets	(73)	—	(74)	—
Amortization of prior service costs	—	(26)	—	(26)
Recognized actuarial loss	17	12	21	13
Total income	$(16)	$(12)	$(12)	$(11)

For the three months ended June 30, 2019 and 2018, the non-service cost components of the net periodic pension and Other Post-Employment Benefits ("OPEB") income were $9 million and $7 million, respectively, and are presented in other income. For the nine months ended June 30, 2019 and 2018, the non-service cost components of the net periodic pension and OPEB income were $28 million and $23 million, respectively, and are presented in other income. We used the practical expedient for retrospective presentation of the 2018 other expense components in this disclosure. Refer to Note 3 for additional details on the adoption of ASU 2017-07.

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
     The company has been designated as a potentially responsible party at ten Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Superfund is a United States federal government program designed to fund the cleanup of sites contaminated with hazardous substances and pollutants. Management estimates the total reasonably possible costs the company could incur for the remediation of the ten Superfund sites at June 30, 2019 to be approximately $23 million, of which $11 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.
     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at June 30, 2019 to be approximately $13 million, of which $4 million is probable and recorded as a liability.
     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 2.25 to 3.00 percent and is approximately $13 million at June 30, 2019. The undiscounted estimate of these costs is approximately $14 million.
     The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning Balance at September 30, 2018	$12	$5	$17
Payments and other	(3)	(2)	(5)
Accruals	2	1	3
Ending Balance at June 30, 2019	$11	$4	$15

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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2016, the company was served with several complaints filed against the company and other defendants in the United States District Court for the Northern District of Mississippi. The complaints were amended in July 2016. These complaints allege damages, including diminution of property value, concealment/fraud and emotional distress resulting from alleged environmental pollution in and around a neighborhood in Grenada, Mississippi. Rockwell owned and operated a facility near the neighborhood from 1965 to 1985. The company filed answers to the complaints in July 2016. In May 2017, the company was served with a complaint filed against the company and other defendants by the Mississippi Attorney General in the Chancery Court of Grenada County, Mississippi. The complaint alleges that operations at the above-referenced Grenada facility caused contamination of off-site groundwater and surface waters. Subsequently, the company removed this action to the United States District Court for the Northern District of Mississippi. However, plaintiffs’ motion to remand the case to the Chancery Court was granted in March 2018. In April, May and July 2018, the company was served with additional property damage, personal injury and wrongful death lawsuits naming the company and others as defendants, which were brought by current and former residents of the same neighborhood. The company entered into settlement negotiations with plaintiffs and recorded an accrual in the second quarter of fiscal year 2019.
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
Maremont Bankruptcy Filing: In the first quarter of fiscal year 2019, Maremont and its three wholly-owned subsidiaries, Maremont Exhaust Products, Inc., AVM, Inc., and Former Ride Control Operating Company, Inc., began to solicit votes from asbestos claimants in favor of a Joint Pre-Packaged Plan of Reorganization (the "Plan"). On January 18, 2019, the Plan was approved by voting asbestos claimants and, on January 22, 2019, Maremont and its subsidiaries voluntarily filed cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking to implement the Plan through the Chapter 11 cases. Among other things, the Plan was intended to permanently resolve all current and future asbestos claims related to Maremont's historical asbestos-related activities through the creation of a trust pursuant to Section 524(g) of the U.S. Bankruptcy Code (the "524(g) Trust"). Meritor determined that the net amount of $51 million Maremont would be required to contribute to the 524(g) Trust according to the Plan represented Meritor's best estimate of Maremont's net asbestos liability. As a result, Meritor recognized $31 million of income related to remeasuring the Maremont net asbestos liability based on the terms of the Plan.
In the second quarter of fiscal 2019, Maremont and its subsidiaries were deconsolidated from the Condensed Consolidated Balance Sheet of the company as of January 22, 2019 and the results of Maremont’s operations were eliminated from the company’s consolidated results of operations beginning on that date as Maremont became subject to the control of a court. Deconsolidation had an insignificant impact on the Condensed Consolidated Statement of Operations. On a prospective basis, the company accounts for its investment in Maremont under the cost method. The fair value of this investment was zero at the date of deconsolidation. The company recorded $48 million in Other Current Liabilities, which represented Meritor’s best estimate of the contribution of cash and repayment of a loan to Maremont following Plan confirmation.
The Plan was confirmed by the U.S. Bankruptcy Court for the District of Delaware on May 17, 2019 and approved by the United States District Court for the District of Delaware on June 27, 2019. On July 9, 2019, the company contributed cash and repaid a loan to Maremont and Maremont funded the 524(g) Trust with such cash and its other assets, including its existing insurance policies. As a result, all current and future asbestos claims related to the Maremont’s historical asbestos-related activities have been channeled to the 524(g) Trust, which will process and satisfy all such claims going forward pursuant to its resolution and payment procedures.
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
     Rockwell International Corporation ("Rockwell") — ArvinMeritor, Inc. ("AM"), a predecessor of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. There were approximately 1,400 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at June 30, 2019 and September 30, 2018.
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

Pending and Future Claims: The company engaged a third-party advisor with extensive experience in assessing asbestos-related liabilities to conduct a study to estimate its potential undiscounted liability for pending and future asbestos-related claims as of September 30, 2018. Management continuously monitors the underlying claims data and experience for the purpose of assessing the appropriateness of the assumptions used to estimate the liability.

As of September 30, 2018, the estimated probable range of equally likely possibilities of the company’s obligation for asbestos-related claims over the next 41 years is $103 million to $186 million. Based on the information contained in the actuarial study, and all other available information considered, management concluded that no amount within the range of potential liability was more likely than any other and, therefore, recorded a liability at the low end of the range. The company recognized a liability for pending and future claims over the next 41 years of $100 million as of June 30, 2019 and $103 million as of September 30, 2018.

Recoveries: AM has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. The insurance receivables for Rockwell asbestos-related liabilities totaled $65 million and $68 million as of June 30, 2019 and September 30, 2018, respectively.

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

Indemnifications
The company has provided indemnities in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration.
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
22. Shareholders' Equity
There were no dividends declared or paid in the first, second or third quarter of fiscal years 2019 and 2018. The payment of cash dividends and the amount of any dividend are subject to review and change at the discretion of the company's Board of Directors.
Common Stock and Debt Repurchase Authorizations
On July 26, 2019, the Board of Directors authorized the repurchase of up to $250 million of the company’s common stock from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. This authorization supersedes the remaining authority under the prior November 2018 equity repurchase authorization described below.
On November 2, 2018, the Board of Directors authorized the repurchase of up to $200 million of the company's common stock and up to $100 million aggregate principal amount of any of the company's debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company's debt covenants. These repurchase authorizations superseded the remaining authority under the prior July 2016 repurchase authorizations described below. In the first quarter of fiscal year 2019, the company repurchased 3.0 million shares of common stock for $50 million (including commission costs) pursuant to the common stock repurchase authorization. In the third quarter of fiscal year 2019, the company repurchased 1.0 million shares of common stock for $21 million (including commission costs) pursuant to the common stock repurchase authorization. In the second quarter of fiscal year 2019, the company redeemed $19 million aggregate principal amount outstanding of the 4.0 Percent Convertible Notes pursuant to the debt repurchase authorization. In the third quarter of fiscal year 2019, the company redeemed the remaining $5 million aggregate principal amount of the outstanding 4.0 Percent Convertible Notes pursuant to the debt repurchase authorization. As of June 30, 2019, the amounts remaining available for repurchases were $130 million under this common stock repurchase authorization and $76 million under this debt repurchase authorization.
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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Other Comprehensive Loss ("AOCL")
The components of AOCL and the changes in AOCL by components, net of tax, for the three months ended June 30, 2019 and 2018 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at March 31, 2019	$(87)	$(475)	$—	$(562)
Other comprehensive income before reclassification	(6)	—	—	(6)
Amounts reclassified from accumulated other comprehensive loss	—	1	(2)	(1)
Net current-period other comprehensive income	$(6)	$1	$(2)	$(7)
Balance at June 30, 2019	$(93)	$(474)	$(2)	$(569)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(9)	(a)
Actuarial losses	10	(a)
	1	Total before tax
	—	Tax benefit
Total reclassifications for the period	$1	Net of tax

(a)  These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 20 for additional details), which is recorded in other operating income (expense).

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at March 31, 2018	$(35)	$(494)	$(1)	$(530)
Other comprehensive income before reclassification	(52)	—	1	(51)
Amounts reclassified from accumulated other comprehensive loss	—	3	—	3
Net current-period other comprehensive income	$(52)	$3	$1	$(48)
Balance at June 30, 2018	$(87)	$(491)	$—	$(578)

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(9)	(b)
Actuarial losses	$12	(b)
	3	Total before tax
	—	Tax benefit
Total reclassifications for the period	$3	Net of tax

(b)  These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 20 for additional details), which is recorded in other operating income (expense).

The components of AOCL and the changes in AOCL by components, net of tax, for the nine months ended June 30, 2019 and 2018 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2018	$(90)	$(476)	$—	$(566)
Other comprehensive income before reclassification	(3)	(1)	—	(4)
Amounts reclassified from accumulated other comprehensive loss	—	3	(2)	1
Net current-period other comprehensive income	$(3)	$2	$(2)	$(3)
Balance at June 30, 2019	$(93)	$(474)	$(2)	$(569)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(26)	(a)
Actuarial losses	29	(a)
	3	Total before tax
	—	Tax benefit
Total reclassifications for the period	$3	Net of tax

(a)  These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 20 for additional details), which is recorded in other operating income (expense).

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2017	$(41)	$(500)	$(4)	$(545)
Other comprehensive income before reclassification	(46)	1	4	(41)
Amounts reclassified from accumulated other comprehensive loss	—	8	—	8
Net current-period other comprehensive income	$(46)	$9	$4	$(33)
Balance at June 30, 2018	$(87)	$(491)	$—	$(578)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(26)	(a)
Actuarial losses	34	(a)
	8	Total before tax
	(1)	Tax benefit
Total reclassifications for the period	$7	Net of tax

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
      The company has two reportable segments at June 30, 2019, as follows:

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
     Segment information is summarized as follows (in millions):

	Commercial Truck	Aftermarket, Industrial and Trailer	Eliminations	Total
Three Months Ended June 30, 2019
External Sales	$835	$331	$—	$1,166
Intersegment Sales	34	9	(43)	—
Total Sales	$869	$340	$(43)	$1,166
Three Months Ended June 30, 2018 (1)
External Sales	$819	$310	$—	$1,129
Intersegment Sales	35	9	(44)	—
Total Sales	$854	$319	$(44)	$1,129

	Commercial Truck	Aftermarket, Industrial and Trailer	Eliminations	Total
Nine Months Ended June 30, 2019
External Sales	$2,416	$944		$3,360
Intersegment Sales	108	28	(136)	—
Total Sales	$2,524	$972	$(136)	$3,360
Nine Months Ended June 30, 2018 (1)
External Sales	$2,254	$844	$—	$3,098
Intersegment Sales	102	25	(127)	—
Total Sales	$2,356	$869	$(127)	$3,098

(1) Amounts for the three and nine months ended June 30, 2018 have been recast to reflect reportable segment changes.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018 (3)	2019	2018 (3)
Segment adjusted EBITDA:
Commercial Truck	$93	$100	$258	$263
Aftermarket, Industrial and Trailer	54	38	146	108
Segment adjusted EBITDA	147	138	404	371
Unallocated legacy and corporate expense, net (1)	(1)	(3)	—	(15)
Interest expense, net	(14)	(14)	(43)	(54)
Provision for income taxes	(21)	(26)	(69)	(131)
Depreciation and amortization	(21)	(22)	(64)	(64)
Noncontrolling interests	(3)	(3)	(7)	(8)
Loss on sale of receivables	(2)	(1)	(5)	(3)
Asset impairment charges	(1)	—	(1)	(2)
Restructuring	1	(3)	2	(6)
Asbestos related liability remeasurement (2)	—	—	31	—
Income from continuing operations attributable to Meritor, Inc.	$85	$66	$248	$88

(1)
Unallocated legacy and corporate income (expense), net represents items that are not directly related to the company's business segments. These items primarily include asbestos-related charges and settlements, pension and retiree medical costs associated with sold businesses, and other legacy costs for environmental and product liability.

(2)	The nine months ended June 30, 2019 includes $31 million related to the remeasurement of the Maremont asbestos liability based on the Maremont prepackaged plan of reorganization.

(3)	Amounts for the three and nine months ended June 30, 2018 have been recast to reflect reportable segment changes.

	June 30, 2019	September 30, 2018 (3)
Segment Assets:
Commercial Truck	$1,846	$1,764
Aftermarket, Industrial and Trailer	609	589
Total segment assets	2,455	2,353
Corporate (1)	567	633
Less: Accounts receivable sold under off-balance sheet factoring programs (2)	(294)	(260)
Total assets	$2,728	$2,726

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(2)
At June 30, 2019 and September 30, 2018, segment assets include $294 million and $260 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 10). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

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

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended June 30, 2019
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$696	$470	$—	$1,166
Subsidiaries	—	24	46	(70)	—
Total sales	—	720	516	(70)	1,166
Cost of sales	(17)	(599)	(441)	70	(987)
GROSS MARGIN	(17)	121	75	—	179
Selling, general and administrative	(30)	(28)	(15)	—	(73)
Restructuring	—	1	—	—	1
Other operating expense, net	(3)	—	—	—	(3)
OPERATING INCOME (LOSS)	(50)	94	60	—	104
Other income (expense), net	14	(2)	(2)	—	10
Equity in earnings of affiliates	—	6	3	—	9
Interest income (expense), net	(32)	11	7	—	(14)
INCOME (LOSS) BEFORE INCOME TAXES	(68)	109	68	—	109
Benefit (provision) for income taxes	19	(18)	(22)	—	(21)
Equity income from continuing operations of subsidiaries	134	37	—	(171)	—
INCOME FROM CONTINUING OPERATIONS	85	128	46	(171)	88
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	1	—	—	—	1
NET INCOME	86	128	46	(171)	89
Less: Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$86	$128	$43	$(171)	$86

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30, 2019
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$86	$128	$46	$(171)	$89
Other comprehensive loss, net of tax	(7)	(2)	(3)	4	(8)
Total comprehensive income	79	126	43	(167)	81
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive income attributable to Meritor, Inc.	$79	$126	$41	$(167)	$79

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended June 30, 2018 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$629	$500	$—	$1,129
Subsidiaries	—	40	61	(101)	—
Total sales	—	669	561	(101)	1,129
Cost of sales	(20)	(559)	(481)	101	(959)
GROSS MARGIN	(20)	110	80	—	170
Selling, general and administrative	(30)	(27)	(19)	—	(76)
Restructuring	(2)	(1)	—	—	(3)
OPERATING INCOME (LOSS)	(52)	82	61	—	91
Other income (expense), net	28	(15)	(4)	—	9
Equity in earnings of affiliates	—	6	3	—	9
Interest income (expense), net	(26)	6	6	—	(14)
INCOME (LOSS) BEFORE INCOME TAXES	(50)	79	66	—	95
Benefit (provision) for income taxes	7	(13)	(20)	—	(26)
Equity income from continuing operations of subsidiaries	109	39	—	(148)	—
INCOME FROM CONTINUING OPERATIONS	66	105	46	(148)	69
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2)	(2)	(2)	4	(2)
NET INCOME	64	103	44	(144)	67
Less: Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$64	$103	$41	$(144)	$64

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

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2019
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,962	$1,398	$—	$3,360
Subsidiaries	—	84	154	(238)	—
Total sales	—	2,046	1,552	(238)	3,360
Cost of sales	(48)	(1,723)	(1,333)	238	(2,866)
GROSS MARGIN	(48)	323	219	—	494
Selling, general and administrative	(83)	(85)	(12)	—	(180)
Restructuring	—	1	1	—	2
Other operating expense, net	(3)	—	—	—	(3)
OPERATING INCOME (LOSS)	(134)	239	208	—	313
Other income (expense), net	64	(11)	(23)	—	30
Equity in earnings of affiliates	—	16	8	—	24
Interest income (expense), net	(97)	35	19	—	(43)
INCOME (LOSS) BEFORE INCOME TAXES	(167)	279	212	—	324
Benefit (provision) for income taxes	50	(52)	(67)	—	(69)
Equity income from continuing operations of subsidiaries	365	86	—	(451)	—
INCOME FROM CONTINUING OPERATIONS	248	313	145	(451)	255
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	—	—
NET INCOME	248	313	145	(451)	255
Less: Net income attributable to noncontrolling interests	—	—	(7)	—	(7)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$248	$313	$138	$(451)	$248

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2019
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$248	$313	$145	$(451)	$255
Other comprehensive loss, net of tax	(3)	(9)	(11)	20	(3)
Total comprehensive income	245	304	134	(431)	252
Less: Comprehensive income attributable to noncontrolling interests	—	—	(7)	—	(7)
Comprehensive income attributable to Meritor, Inc.	$245	$304	$127	$(431)	$245

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2018 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,663	$1,435	$—	$3,098
Subsidiaries	—	107	159	(266)	—
Total sales	—	1,770	1,594	(266)	3,098
Cost of sales	(57)	(1,477)	(1,357)	266	(2,625)
GROSS MARGIN	(57)	293	237	—	473
Selling, general and administrative	(90)	(74)	(54)	—	(218)
Restructuring	(2)	(2)	(2)	—	(6)
Other operating expense, net	(10)	(1)	(1)	—	(12)
OPERATING INCOME (LOSS)	(159)	216	180	—	237
Other income (expense), net	70	(10)	(36)	—	24
Equity in earnings of affiliates	—	14	6	—	20
Interest income (expense), net	(91)	21	16	—	(54)
INCOME (LOSS) BEFORE INCOME TAXES	(180)	241	166	—	227
Provision for income taxes	(8)	(75)	(48)	—	(131)
Equity income from continuing operations of subsidiaries	276	100	—	(376)	—
INCOME FROM CONTINUING OPERATIONS	88	266	118	(376)	96
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(3)	(2)	(2)	4	(3)
NET INCOME	85	264	116	(372)	93
Less: Net income attributable to noncontrolling interests	—	—	(8)	—	(8)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$85	$264	$108	$(372)	$85
(1) Prior period has been recast, see Note 20.

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2018
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$85	$264	$116	$(372)	$93
Other comprehensive income (loss), net of tax	(33)	(45)	6	38	(34)
Total comprehensive income	52	219	122	(334)	59
Less: Comprehensive income attributable to noncontrolling interests	—	—	(7)	—	(7)
Comprehensive income attributable to Meritor, Inc.	$52	$219	$115	$(334)	$52

MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	June 30, 2019
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$27	$5	$79	$—	$111
Receivables trade and other, net	3	81	541	—	625
Inventories	—	260	231	—	491
Other current assets	4	11	17	—	32
TOTAL CURRENT ASSETS	34	357	868	—	1,259
NET PROPERTY	21	240	220	—	481
GOODWILL	—	254	167	—	421
OTHER ASSETS	147	189	231	—	567
INVESTMENTS IN SUBSIDIARIES	4,188	960	—	(5,148)	—
TOTAL ASSETS	$4,390	$2,000	$1,486	$(5,148)	$2,728
CURRENT LIABILITIES:
Short-term debt	$23	$—	$1	$—	$24
Accounts and notes payable	54	292	345	—	691
Other current liabilities	144	65	87	—	296
TOTAL CURRENT LIABILITIES	221	357	433	—	1,011
LONG-TERM DEBT	730	—	4	—	734
RETIREMENT BENEFITS	218	—	20	—	238
INTERCOMPANY PAYABLE (RECEIVABLE)	2,691	(2,856)	165	—	—
OTHER LIABILITIES	55	118	61	—	234
MEZZANINE EQUITY	1	—	—	—	1
EQUITY ATTRIBUTABLE TO MERITOR, INC.	474	4,381	767	(5,148)	474
NONCONTROLLING INTERESTS	—	—	36	—	36
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$4,390	$2,000	$1,486	$(5,148)	$2,728

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

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2019
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$8	$32	$154	$—	$194
INVESTING ACTIVITIES
Capital expenditures	(2)	(32)	(29)	—	(63)
Cash paid for investment in Transportation Power, Inc.	(6)	—	—	—	(6)
Proceeds from settlement of cross-currency swaps	17	—	—	—	17
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	9	(32)	(29)	—	(52)
FINANCING ACTIVITIES
Borrowings and securitization	—	—	(46)	—	(46)
Redemption of notes	(24)	—	—	—	(24)
Deferred issuance costs	(4)	—	—	—	(4)
Repurchase of common stock	(71)	—	—	—	(71)
Intercompany advances	86	—	(86)	—	—
Other financing activities	(1)	(1)	—	—	(2)
CASH USED FOR FINANCING ACTIVITIES	(14)	(1)	(132)	—	(147)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1	—	1
CHANGE IN CASH AND CASH EQUIVALENTS	3	(1)	(6)	—	(4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24	6	85	—	115
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27	$5	$79	$—	$111

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

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As of June 30, 2019 and September 30, 2018, Parent-only obligations included $224 million and $248 million of pension and retiree medical benefits, respectively (see Note 20). All debt is debt of the Parent other than $5 million and $51 million at June 30, 2019 and September 30, 2018, respectively (see Note 18), and is primarily related to U.S. accounts receivable securitization and capital lease obligations. There were $29 million of cash dividends paid to the Parent by subsidiaries and investments accounted for by the equity method for the nine months ended June 30, 2019 and June 30, 2018, respectively.

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
3rd Quarter Fiscal Year 2019 Results
Our sales for the third quarter of fiscal year 2019 were $1,166 million, an increase compared to $1,129 million in the same period in the prior fiscal year. The increase in sales was driven by higher truck production, primarily in North America, partially offset by the strengthening of the U.S. dollar against most currencies.
Net income attributable to Meritor for the third quarter of fiscal year 2019 was $86 million compared to $64 million in the same period in the prior fiscal year. Higher net income year over year was primarily attributable to conversion on increased revenue and lower income tax expense.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the third quarter of fiscal year 2019 was $146 million compared to $135 million in the same period in the prior fiscal year. Our adjusted EBITDA margin (see Non-GAAP Financial Measures below) in the third quarter of fiscal year 2019 was 12.5 percent compared to 12.0 percent in the same period in the prior fiscal year. The increase in adjusted EBITDA and adjusted EBITDA margin year over year was driven primarily by conversion on higher revenue and the impact of Aftermarket pricing actions implemented earlier this year, partially offset by higher material costs.
Net income from continuing operations attributable to the company for the third quarter of fiscal year 2019 was $85 million compared to $66 million in the same period in the prior fiscal year. Adjusted income from continuing operations attributable to the company (see Non-GAAP Financial Measures below) for the third quarter of fiscal year 2019 was $103 million compared to $80 million in the same period in the prior fiscal year.
Cash provided by operating activities was $143 million in the third quarter of fiscal year 2019 compared to $119 million in the third quarter of fiscal year 2018. Higher earnings helped drive cash flow performance in the third quarter of fiscal year 2019.
Equity Repurchase Authorization
On July 26, 2019, our Board of Directors authorized the repurchase of up to $250 million of our common stock from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and our debt covenants. This authorization supersedes the remaining authority under the prior November 2018 equity repurchase authorization described below.
In the third quarter of fiscal year 2019, we repurchased 1.0 million shares of our common stock for $21 million (including commission costs) pursuant to the November 2018 equity repurchase authorization described in the Liquidity section below. The amount remaining available for repurchases under that repurchase authorization was $130 million as of June 30, 2019.
Acquisition of AxleTech Business
On July 26, 2019, we acquired 100 percent of AxleTech's shares for approximately $175 million in cash, subject to certain purchase price adjustments. The addition of AxleTech enhances our growth platform with the addition of a complementary product portfolio that includes a full line of independent suspensions, axles, braking solutions and drivetrain components across the off-highway, defense, specialty and aftermarket markets.

MERITOR, INC.

Trends and Uncertainties
     Industry Production Volumes
     The following table reflects estimated on-highway commercial truck production volumes for selected original equipment markets for the three and nine months ended June 30, 2019 and 2018 based on available sources and management’s estimates.

	Three Months Ended June 30,		Percent	Nine Months Ended June 30,		Percent
	2019	2018	Change	2019	2018	Change
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	93	78	19%	266	218	22%
North America, Medium-Duty Trucks	77	72	7%	212	194	9%
North America, Trailers	86	81	6%	250	227	10%
Western Europe, Heavy- and Medium-Duty Trucks	125	124	1%	392	367	7%
South America, Heavy- and Medium-Duty Trucks	31	25	24%	85	74	15%
India, Heavy- and Medium-Duty Trucks	110	113	(3)%	343	342	—%

North America:
During the fourth quarter of fiscal year 2019, we expect production volumes to remain relatively consistent with the levels experienced in the first nine months of fiscal year 2019.

Western Europe:
During the fourth quarter of fiscal year 2019, we expect production volumes in Western Europe to decrease slightly from the levels experienced in the first nine months of fiscal year 2019, due to the normal impact of the European summer holidays.

South America:
During the fourth quarter of fiscal year 2019, we expect production volumes to remain relatively consistent with the levels experienced in the first nine months of fiscal year 2019.

China:
During the fourth quarter of fiscal year 2019, we expect production volumes to decrease from the levels experienced in the first nine months of fiscal year 2019.

India:
During the fourth quarter of fiscal year 2019, we expect production volumes to decrease from the levels experienced in the first nine months of fiscal year 2019.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Income from continuing operations attributable to the company	$85	$66	$248	$88
Loss on debt extinguishment	—	—	—	8
Restructuring	(1)	3	(2)	6
Asset impairment charges, net of noncontrolling interests	1	—	1	2
Non-cash tax expense (1)	20	12	47	26
U.S. tax reform impacts (2)	(2)	1	(9)	77
Asbestos related liability remeasurement (3)	—	—	(31)	—
Income tax expense (benefits) (4)	—	(2)	6	(4)
Adjusted income from continuing operations attributable to the company	$103	$80	$260	$203

Diluted earnings per share from continuing operations	$0.99	$0.73	$2.86	$0.96
Impact of adjustments on diluted earnings per share	0.21	0.16	0.14	1.27
Adjusted diluted earnings per share from continuing operations	$1.20	$0.89	$3.00	$2.23

MERITOR, INC.

(1) Represents tax expense related to the use of deferred tax assets in jurisdictions with net operating loss carry forwards or tax credits.
(2) The nine months ended June 30, 2019 includes $12 million of non-cash tax benefit related to the one time deemed repatriation of accumulated foreign earnings and $3 million of non-cash tax expense related to other adjustments. The nine months ended June 30, 2018 includes $43 million of non-cash tax expense related to the revaluation of our deferred tax assets and liabilities as a result of the U.S. tax reform and $34 million of non-cash tax expense related to the one time deemed repatriation of accumulated foreign earnings.
(3) The nine months ended June 30, 2019 includes $31 million related to the remeasurement of the Maremont net asbestos liability based on the Maremont prepackaged plan of reorganization.
(4) The nine months ended June 30, 2019 includes $6 million of income tax expense related to the remeasurement of the Maremont net asbestos liability based on the Maremont prepackaged plan of reorganization.

Free cash flow is reconciled to cash provided by operating activities below (in millions).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Cash provided by operating activities	$143	$119	$194	$191
Capital expenditures	(19)	(17)	(63)	(52)
Free cash flow	$124	$102	$131	$139

MERITOR, INC.

Adjusted EBITDA and segment adjusted EBITDA are reconciled to net income attributable to Meritor, Inc. below (dollars in millions).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to Meritor, Inc.	$86	$64	$248	$85
Loss (income) from discontinued operations, net of tax, attributable to Meritor, Inc.	(1)	2	—	3
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$85	$66	$248	$88

Interest expense, net	14	14	43	54
Provision for income taxes	21	26	69	131
Depreciation and amortization	21	22	64	64
Noncontrolling interests	3	3	7	8
Loss on sale of receivables	2	1	5	3
Asset impairment charges	1	—	1	2
Asbestos related liability remeasurement	—	—	(31)	—
Restructuring	(1)	3	(2)	6
Adjusted EBITDA	$146	$135	$404	$356

Adjusted EBITDA margin (1)	12.5%	12.0%	12.0%	11.5%

Unallocated legacy and corporate expense, net (2)	1	3	—	15
Segment adjusted EBITDA	$147	$138	$404	$371

Commercial Truck (3)
Segment adjusted EBITDA	$93	$100	$258	$263
Segment adjusted EBITDA margin (4)	10.7%	11.7%	10.2%	11.2%

Aftermarket, Industrial and Trailer (3)
Segment adjusted EBITDA	$54	$38	$146	$108
Segment adjusted EBITDA margin (4)	15.9%	11.9%	15.0%	12.4%
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
(3) Amounts for the three and nine months ended June 30, 2018 have been recast to reflect reportable segment changes.
(4) Segment adjusted EBITDA margin equals segment adjusted EBITDA divided by consolidated sales from continuing operations, either in the aggregate or by segment as applicable

MERITOR, INC.

Net debt is reconciled to total debt and adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. below (dollars in millions).

	June 30, 2019	September 30, 2018
Short-term debt	$24	$94
Long-term debt	734	730
Total debt	758	824
Less: Cash and cash equivalents	(111)	(115)
Net debt	$647	$709

	Twelve Months Ended(1)	Twelve Months Ended
	June 30, 2019	September 30, 2018
Net income attributable to Meritor, Inc.	$280	$117
Loss from discontinued operations, net of tax, attributable to Meritor, Inc.	—	3
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$280	$120

Interest expense, net	56	67
Provision for income taxes	87	149
Depreciation and amortization	84	84
Noncontrolling interests	8	9
Loss on sale of receivables	7	5
Asset impairment charges	2	3
Asbestos related liability remeasurement	(31)	—
Asbestos related items	25	25
Pension settlement loss	6	6
Restructuring costs	(2)	6
Adjusted EBITDA	$522	$474

Net debt over adjusted EBITDA	1.2	1.5
(1) Trailing-twelve-month period ended June 30, 2019 is used to measure the company's leverage in order to assist management in its assessment of appropriate allocation of capital as part of our current M2019 plan and is also used to assess management's performance under one of our performance-based compensation plans.

MERITOR, INC.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
   Sales
The following table reflects total company and business segment sales for the three months ended June 30, 2019 and 2018 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Three Months Ended June 30,				Dollar Change Due To
	2019	2018 (1)	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck
North America	$473	$431	$42	10%	$—	$42
Europe	180	196	(16)	(8)%	(11)	(5)
South America	67	55	12	22%	(7)	19
China	44	53	(9)	(17)%	(3)	(6)
India	53	58	(5)	(9)%	(1)	(4)
Other	18	26	(8)	(31)%	(1)	(7)
Total External Sales	$835	$819	$16	2%	$(23)	$39
Intersegment Sales	34	35	(1)	(3)%	(3)	2
Total Sales	$869	$854	$15	2%	$(26)	$41

Aftermarket, Industrial and Trailer
North America	$308	$279	$29	10%	$(1)	$30
Europe	23	31	(8)	(26)%	(1)	(7)
Total External Sales	$331	$310	$21	7%	$(2)	$23
Intersegment Sales	9	9	—	—%	(2)	2
Total Sales	$340	$319	$21	7%	$(4)	$25

Total External Sales	$1,166	$1,129	$37	3%	$(25)	$62
(1) Amounts for the three months ended June 30, 2018 have been recast to reflect reportable segment changes.
Commercial Truck sales were $869 million in the third quarter of fiscal year 2019, up 2 percent compared to the third quarter of fiscal year 2018. The increase in sales was driven primarily by increased production in North America, partially offset by the strengthening of the U.S. dollar against most currencies.
Aftermarket, Industrial and Trailer sales were $340 million in the third quarter of fiscal year 2019, up 7 percent compared to the third quarter of fiscal year 2018. Higher sales were driven by increased industrial volumes and pricing actions within our Aftermarket business.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended June 30, 2019 was $987 million compared to $959 million in the same period in the prior fiscal year, representing an increase of 3 percent, primarily driven by increased volumes. Total cost of sales was 84.6 and 84.9 percent of sales for the three-month periods ended June 30, 2019 and 2018, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the third quarter of fiscal year 2019 compared to the same quarter in the prior year (in millions):

MERITOR, INC.

Cost of Sales
Three Months Ended June 30, 2018 (1)	$959
Volume, mix and other, net	60
Foreign exchange	(32)
Three Months Ended June 30, 2019	$987
(1) Amounts for the three months ended June 30, 2018 have been recast for ASU 2017-07, Compensation Retirement Benefits (Topic 715). $7 million was reclassified out of Cost of goods sold and into Non-operating income (expense).

     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Higher material costs	$38
Lower labor and overhead costs	(8)
Other, net	(2)
Total change in costs of sales	$28
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel, and purchased components. Material costs for the three months ended June 30, 2019 increased $38 million compared to the same period in the prior fiscal year primarily due to higher volumes and higher year-over-year steel prices.
Labor and overhead costs decreased by $8 million compared to the same period in the prior fiscal year.
Gross margin was $179 million and $170 million for the three-month periods ended June 30, 2019 and 2018, respectively. Gross margin as a percentage of sales was 15.4 and 15.1 percent for the three-month periods ended June 30, 2019 and 2018, respectively. Gross margin as a percentage of sales increased primarily due to conversion on higher revenue which was partially offset by higher material costs.
Other Income Statement Items
     Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2019 and 2018 are summarized as follows (dollars in millions):

	Three Months Ended
	June 30, 2019		June 30, 2018		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(2)	(0.2)%	$(1)	(0.1)%	$1	0.1 pts
Short and long-term variable compensation	(16)	(1.4)%	(16)	(1.4)%	—	0.0 pts
Asbestos related expense, net of asbestos related insurance recoveries	—	—%	(3)	(0.3)%	(3)	(0.3) pts
All other SG&A	(55)	(4.7)%	(56)	(4.9)%	(1)	(0.2) pts
Total SG&A	$(73)	(6.3)%	$(76)	(6.7)%	$(3)	(0.4) pts

We recognized $3 million related to previous cash settlements with insurance companies for recoveries of defense and indemnity costs associated with asbestos liabilities in the third quarter of fiscal year 2018, which is included in Asbestos-related expense, net of asbestos-related insurance recoveries (see Note 21 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).

MERITOR, INC.

Other operating expense was $3 million in the third quarter of fiscal year 2019 and insignificant in the third quarter of fiscal year 2018. During the three months ended June 30, 2019, these costs primarily related to environmental remediation.
Operating income increased by $13 million from $91 million in the third quarter of fiscal year 2018 to $104 million in the same period in fiscal year 2019. Key items affecting operating income are discussed above.
Non-operating income increased by $1 million from $9 million in the third quarter of fiscal year 2018 to $10 million in the same period in fiscal year 2019. Amounts for the three months ended June 30, 2018 have been recast for ASU 2017-07, Compensation Retirement Benefits (Topic 715). For the three months ended June 30, 2018, $7 million was reclassified out of Cost of goods sold and into Non-operating income.
Equity in earnings of affiliates was $9 million in the third quarter of fiscal years 2019 and 2018.
Interest expense, net was $14 million in the third quarter of fiscal years 2019 and 2018.
Provision for income taxes was $21 million in the third quarter of fiscal year 2019 compared to $26 million in the same period in the prior fiscal year. Higher pre-tax income during the third quarter of fiscal year 2019 compared to the same quarter in the prior year was offset by a reduction in the current year annualized effective tax rate. Additionally, we recorded a $4 million tax charge related to a tax accrual recorded in the third quarter of fiscal year 2018, that did not repeat.
Income from continuing operations (before noncontrolling interests) was $88 million in the third quarter of fiscal year 2019 compared to $69 million in the third quarter of fiscal year 2018. The reasons for the increase are discussed above.
Net income attributable to Meritor, Inc. was $86 million in the third quarter of fiscal year 2019 compared to $64 million in the third quarter of fiscal year 2018. The various factors affecting net income are discussed above.

Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins
     The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for the three months ended June 30, 2019 and 2018 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Three Months Ended June 30,			Three Months Ended June 30,
	2019	2018 (1)	Change	2019	2018 (1)	Change
Commercial Truck	$93	$100	$(7)	10.7%	11.7%	(1.0) pts
Aftermarket, Industrial and Trailer	54	38	16	15.9%	11.9%	4.0 pts
Segment adjusted EBITDA	$147	$138	$9	12.6%	12.2%	0.4 pts
(1) Amounts for the three months ended June 30, 2018 have been recast to reflect reportable segment changes.

     Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck	Aftermarket, Industrial and Trailer	TOTAL
Segment adjusted EBITDA– Quarter ended June 30, 2018 (1)	$100	$38	$138
Lower pension and retiree medical expense, net	1	—	1
Impact of foreign currency exchange rates	(5)	(1)	(6)
Volume, mix, pricing and other	(3)	17	14
Segment adjusted EBITDA – Quarter ended June 30, 2019	$93	$54	$147

MERITOR, INC.

(1) Amounts for the three months ended June 30, 2018 have been recast to reflect reportable segment changes.
Commercial Truck segment adjusted EBITDA was $93 million in the third quarter of fiscal year 2019, down $7 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin decreased from 11.7 percent in the third quarter of fiscal year 2018 to 10.7 percent in the third quarter of fiscal year 2019. The decrease in segment adjusted EBITDA and segment adjusted EBITDA margin were driven primarily by higher material costs, partially offset by the conversion on higher revenue. We continue to incur these layered capacity costs, but they are trending to be less than we have incurred in the past. Segment adjusted EBITDA was also unfavorably impacted by the strengthening of the U.S. dollar against most currencies.
     Aftermarket, Industrial and Trailer segment adjusted EBITDA was $54 million in the third quarter of fiscal year 2019, up $16 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin increased from 11.9 percent in the third quarter of fiscal year 2018 to 15.9 percent in the third quarter of fiscal year 2019. The increase in segment adjusted EBITDA and segment adjusted EBITDA margin was driven primarily by pricing actions within our Aftermarket business.

MERITOR, INC.

Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018
   Sales
The following table reflects total company and business segment sales for the nine months ended June 30, 2019 and 2018 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Nine Months Ended June 30,				Dollar Change Due To
	2019	2018 (1)	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck
North America	$1,333	$1,122	$211	19%	$—	$211
Europe	536	567	(31)	(5)%	(35)	4
South America	180	162	18	11%	(24)	42
China	129	149	(20)	(13)%	(8)	(12)
India	172	172	—	—%	(13)	13
Other	66	82	(16)	(20)%	(3)	(13)
Total External Sales	$2,416	$2,254	$162	7%	$(83)	$245
Intersegment Sales	108	102	6	6%	(11)	17
Total Sales	$2,524	$2,356	$168	7%	$(94)	$262

Aftermarket, Industrial and Trailer
North America	$869	$752	$117	16%	$(3)	$120
Europe	75	92	(17)	(18)%	(4)	(13)
Total External Sales	$944	$844	$100	12%	$(7)	$107
Intersegment Sales	28	25	3	12%	(5)	8
Total Sales	$972	$869	$103	12%	$(12)	$115

Total External Sales	$3,360	$3,098	$262	8%	$(90)	$352
(1) Amounts for the nine months ended June 30, 2018 have been recast to reflect reportable segment changes.
Commercial Truck sales were $2,524 million in the first nine months of fiscal year 2019, up 7 percent compared to the first nine months of fiscal year 2018. The increase in sales was driven primarily by higher truck production in North America and increased market share, partially offset by the strengthening of the U.S. dollar against most currencies.
Aftermarket, Industrial and Trailer sales were $972 million in the first nine months of fiscal year 2019, up 12 percent compared to the first nine months of fiscal year 2018. Higher sales were driven by increased volumes across North America and pricing actions within our Aftermarket business.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the nine months ended June 30, 2019 was $2,866 million compared to $2,625 million in the same period in the prior fiscal year, representing an increase of 9 percent, primarily driven by increased volumes. Total cost of sales was 85.3 and 84.7 percent of sales for the nine-month periods ended June 30, 2019 and 2018, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the first nine months of fiscal year 2019 compared to the same quarter in the prior year (in millions):

MERITOR, INC.

Cost of Sales
Nine Months Ended June 30, 2018 (1)	$2,625
Volume, mix and other, net	332
Foreign exchange	(91)
Nine Months Ended June 30, 2019	$2,866
(1) Amounts for the nine months ended June 30, 2018 have been recast for ASU 2017-07, Compensation Retirement Benefits (Topic 715). $22 million was reclassified out of Cost of goods sold and into Non-operating income (expense).

     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Higher material costs	$229
Higher labor and overhead costs	13
Other, net	(1)
Total change in costs of sales	$241
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel, and purchased components. Material costs for the nine months ended June 30, 2019 increased $229 million compared to the same period in the prior fiscal year primarily due to higher volumes and higher year-over-year steel prices.
Labor and overhead costs increased $13 million compared to the same period in the prior fiscal year primarily due to higher volumes.
Gross margin was $494 million and $473 million for the nine-month periods ended June 30, 2019 and 2018, respectively. Gross margin, as a percentage of sales, was 14.7 and 15.3 percent for the nine-month periods ended June 30, 2019 and 2018, respectively. Gross margin as a percentage of sales decreased primarily due to higher freight and other layered capacity costs driven by significant production levels, which more than offset the impact of conversion on higher revenue.
Other Income Statement Items
     SG&A for the nine months ended June 30, 2019 and 2018 are summarized as follows (dollars in millions):

	Nine Months Ended
	June 30, 2019		June 30, 2018 (1)		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(5)	(0.1)%	$(3)	(0.1)%	$2	0.0 pts
Short and long-term variable compensation	(37)	(1.1)%	(43)	(1.4)%	(6)	(0.3) pts
Asbestos related expense, net of asbestos related insurance recoveries	—	—%	(7)	(0.2)%	(7)	(0.2) pts
Q1 Asbestos related liability remeasurement	31	0.9%	—	—%	(31)	(0.9) pts
All other SG&A	(169)	(5.1)%	(165)	(5.3)%	4	(0.2) pts
Total SG&A	$(180)	(5.4)%	$(218)	(7.0)%	$(38)	(1.6) pts
(1) Amounts for the nine months ended June 30, 2018 have been recast for ASU 2017-07, Compensation Retirement Benefits (Topic 715).
We recognized $31 million related to remeasuring the Maremont asbestos liability based on the Maremont plan of reorganization in the first quarter of fiscal year 2019 (see Note 21 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). We recognized $7 million related to previous cash settlements with insurance companies for recoveries of defense and indemnity costs associated with asbestos liabilities in the first nine months of fiscal year 2018, which is included in

MERITOR, INC.

Asbestos-related expense, net of asbestos-related insurance recoveries (see Note 21 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).
All other SG&A, which represents normal selling, general and administrative expense, increased year over year, primarily due to investments made throughout fiscal year 2019 to support plan growth initiatives.
Other operating expense was $3 million in the first nine months of fiscal year 2019. Other operating expense was $12 million in the first nine months of fiscal year 2018. During the nine months ended June 30, 2019 and June 30, 2018, these costs primarily related to environmental remediation.
Operating income increased by $76 million from $237 million in the first nine months of fiscal year 2018 to $313 million in the same period in fiscal year 2019. Key items affecting operating income are discussed above.
Non-operating income increased by $6 million from $24 million in the first nine months of fiscal year 2018 to $30 million in the same period in fiscal year 2019. The increase was driven primarily by lower pension and retiree medical expense in the current year. Amounts for the nine months ended June 30, 2018 have been recast for ASU 2017-07, Compensation Retirement Benefits (Topic 715). For the nine months ended June 30, 2018, $22 million was reclassified out of Cost of goods sold and $1 million was reclassified out of SG&A and into Non-operating income.
Equity in earnings of affiliates increased by $4 million from $20 million in the first nine months of fiscal year 2018 to $24 million in the same period in fiscal year 2019. The increase was primarily attributable to higher earnings across all our joint ventures.
Interest expense, net decreased by $11 million from $54 million in the first nine months of fiscal year 2018 to $43 million in the same period in fiscal year 2019. The decrease in Interest expense was primarily attributable to the loss on debt extinguishment of $8 million recognized in the first quarter of fiscal year 2018 that did not repeat, as well as the benefits from the cross-currency swaps entered into during the third quarter of fiscal year 2018.
Provision for income taxes was $69 million in the first nine months of fiscal year 2019 compared to $131 million in the same period in the prior fiscal year. The nine months ended June 30, 2018 included $43 million of non-cash tax expense related to the remeasurement of our deferred tax attributes as a result of the U.S. tax reform and $34 million of non-cash tax expense related to the one-time deemed repatriation of accumulated foreign earnings, which had no cash impact due to the use of foreign tax credits. For the nine months ended June 30, 2019, a $12 million non-cash tax benefit was recorded to reduce the liability for the refinement of the one-time deemed repatriation. Also impacting the first nine months of fiscal year 2019 was a $6 million non-cash income tax expense adjustment related to the remeasurement of the Maremont asbestos liability. Also impacting the third quarter of fiscal year 2019 was stronger earnings in certain jurisdictions that do not have a tax valuation allowance compared to the prior year.
Income from continuing operations (before noncontrolling interests) was $255 million in the first nine months of fiscal year 2019 compared to $96 million in the first nine months of fiscal year 2018. The reasons for the increase are discussed above.
Net income attributable to Meritor, Inc. was $248 million in the first nine months of fiscal year 2019 compared to $85 million in the first nine months of fiscal year 2018. The various factors affecting net income are discussed above.

Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins
     The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for the nine months ended June 30, 2019 and 2018 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Nine Months Ended June 30,			Nine Months Ended June 30,
	2019	2018 (1)	Change	2019	2018 (1)	Change
Commercial Truck	$258	$263	$(5)	10.2%	11.2%	(1.0) pts
Aftermarket, Industrial and Trailer	146	108	38	15.0%	12.4%	2.6 pts
Segment adjusted EBITDA	$404	$371	$33	12.0%	12.0%	0.0 pts
(1) Amounts for the nine months ended June 30, 2018 have been recast to reflect reportable segment changes.

MERITOR, INC.

     Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck	Aftermarket, Industrial and Trailer	TOTAL
Segment adjusted EBITDA– Nine months ended June 30, 2018 (1)	$263	$108	$371
Higher earnings from unconsolidated affiliates	4	—	4
Lower pension and retiree medical expense, net	2	1	3
Impact of foreign currency exchange rates	(14)	(4)	(18)
Volume, mix, pricing and other	3	41	44
Segment adjusted EBITDA – Nine months ended June 30, 2019	$258	$146	$404
(1) Amounts for the nine months ended June 30, 2018 have been recast to reflect reportable segment changes.
Commercial Truck segment adjusted EBITDA was $258 million in the first nine months of fiscal year 2019, down $5 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin decreased from 11.2 percent for the first nine months of fiscal year 2018 to 10.2 percent in the first nine months of fiscal year 2019. The decrease in segment adjusted EBITDA and segment adjusted EBITDA margin was driven primarily by higher net steel, freight and other layered capacity costs, partially offset by conversion on higher revenue and continued material performance. Segment adjusted EBITDA was also unfavorably impacted by the strengthening of the U.S. dollar against most currencies.
     Aftermarket, Industrial and Trailer segment adjusted EBITDA was $146 million in the first nine months of fiscal year 2019, up $38 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin increased from 12.4 percent in the first nine months of fiscal year 2018 to 15.0 percent in the first nine months of fiscal year 2019. The increase in segment adjusted EBITDA and segment adjusted EBITDA margin was driven primarily by pricing actions within our Aftermarket business.
Financial Condition
Cash Flows (in millions)

	Nine Months Ended June 30,
	2019	2018
OPERATING CASH FLOWS
Income from continuing operations	$255	$96
Depreciation and amortization	64	64
Deferred income tax expense	27	92
Loss on debt extinguishment	—	8
Restructuring costs	(2)	6
Asset impairment charges	1	2
Equity in earnings of affiliates	(24)	(20)
Pension and retiree medical income	(28)	(23)
Asbestos related liability remeasurement	(31)	—
Dividends received from equity method investments	14	9
Pension and retiree medical contributions	(12)	(17)
Restructuring payments	(2)	(7)
Changes in receivables, inventories and accounts payable	(96)	(136)
Changes in off-balance sheet accounts receivable factoring	41	65
Changes in other current assets and liabilities	(21)	26
Changes in other assets and liabilities	(3)	12
Other, net	13	13
Cash flows provided by continuing operations	196	190
Cash flows provided by (used for) discontinued operations	(2)	1
CASH PROVIDED BY OPERATING ACTIVITIES	$194	$191

MERITOR, INC.

     Cash provided by operating activities in the first nine months of fiscal year 2019 was $194 million compared to $191 million in the same period of fiscal year 2018.

	Nine Months Ended June 30,
	2019	2018
INVESTING CASH FLOWS
Capital expenditures	$(63)	$(52)
Proceeds from sale of equity method investment	—	250
Cash paid for acquisition of AA Gear & Manufacturing, Inc.	—	(36)
Proceeds from sale of a business	—	4
Proceeds from settlement of cross-currency swaps	17	—
Cash paid for investment in Transportation Power, Inc.	(6)	(6)
Proceeds from sale of assets	—	2
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	$(52)	$162
     Cash used for investing activities was $52 million in the first nine months of fiscal year 2019 compared to cash provided by investing activities of $162 million in the same period in fiscal year 2018. The decrease in cash provided by investing activities was driven by $250 million of proceeds received in the first quarter of fiscal year 2018 from the sale of our interest in Meritor WABCO Vehicle Control Systems ("Meritor WABCO") in the fourth quarter of fiscal year 2017 that did not repeat.

	Nine Months Ended June 30,
	2019	2018
FINANCING CASH FLOWS
Borrowings and securitization	$(46)	$(89)
Redemption of notes	(24)	(181)
Deferred issuance costs	(4)	—
Other financing activities	(2)	(3)
Net change in debt	(76)	(273)
Repurchase of common stock	(71)	(63)
CASH USED FOR FINANCING ACTIVITIES	$(147)	$(336)
     Cash used for financing activities was $147 million in the first nine months of fiscal year 2019 compared to $336 million in the same period of fiscal year 2018. The decrease in cash used for financing activities is primarily related to the redemption of our 6.75 percent notes due 2021 (the "6.75 Percent Notes") in the first quarter of fiscal year 2018, that did not repeat. In the first quarter of fiscal year 2018, we utilized $185 million to redeem $175 million principal amount of the 6.75 Percent Notes. The decrease in cash used for financing activities was also driven by outstanding borrowings against our revolving credit and securitization facilities, partially offset by the repurchase of 3.0 million shares of common stock for $50 million (including commission costs) in the first quarter of fiscal year 2019 (see Note 22 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report), the repurchase of 1.0 million shares of common stock for $21 million (including commission costs) in the third quarter of fiscal year 2019, the redemption of $19 million aggregate principal amount outstanding of our 4.0 percent senior convertible notes due 2027 (the "4.0 Percent Convertible Notes") at a price of 100 percent of the accreted principal amount, plus accrued and unpaid interest, in the second quarter of fiscal year 2019 and the redemption of $5 million aggregate principal amount outstanding of the 4.0 Percent Convertible Notes at a price of 100 percent of the accreted principal amount, plus accrued and unpaid interest, in the third quarter of fiscal year 2019.

MERITOR, INC.

Liquidity
Our outstanding debt, net of discounts and unamortized debt issuance costs, where applicable, is summarized in the table below (in millions).

	June 30, 2019	September 30, 2018
Fixed-rate debt securities	$444	$444
Fixed-rate convertible notes	341	364
Unamortized discount on convertible notes	(34)	(37)
Other borrowings	7	53
Total debt	$758	$824
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
     We believe our current financing arrangements provide us with the financial flexibility required to maintain our operations and fund future growth, including actions required to improve our market share and further diversify our global operations, through the term of our revolving credit facility, which matures in June 2024.

MERITOR, INC.

     Sources of liquidity as of June 30, 2019, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 6/30/19	Readily Available as of 6/30/19	Current Expiration
On-balance sheet arrangements:
Revolving credit facility (1)	$625	$—	$625	June 2024 (1)
Committed U.S. accounts receivable securitization (2)	110	3	107	December 2021
Total on-balance sheet arrangements	$735	$3	$732
Off-balance sheet arrangements: (2)
Committed Swedish factoring facility (3)	$176	$160	$—	March 2020
Committed U.S. factoring facility (3)	75	70	—	February 2023
Uncommitted U.K. factoring facility	28	11	—	February 2022
Uncommitted Italy factoring facility	34	34	—	June 2022
Other uncommitted factoring facilities (4)	N/A	19	N/A	None
Total off-balance sheet arrangements	313	294	—
Total available sources	$1,048	$297	$732

(1)
The availability under the revolving credit facility is subject to a priority debt-to-EBITDA ratio covenant. The facility will expire in November 2023 if the outstanding amount of the 6.25 percent notes due 2024 is greater than $75 million at that time.

(2)	Availability subject to adequate eligible accounts receivable available for sale.

(3)	Actual amounts may exceed the bank's commitment at the bank's discretion.

(4)	There is no explicit facility size under the agreement, but the counterparty approves the purchase of receivable tranches at its discretion.
Cash and Liquidity Needs – At June 30, 2019, we had $111 million in cash and cash equivalents, of which $30 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. It is our intent to reinvest those cash balances in our foreign operations as we expect to meet our liquidity needs in the U.S. through ongoing cash flows from operations in the U.S., external borrowings or both.
Our availability under the revolving credit facility is subject to a priority debt-to-EBITDA ratio covenant, as defined in the credit agreement, which may limit our borrowings under such agreement as of each quarter end. As long as we are in compliance with this covenant as of the quarter end, we have full availability under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At June 30, 2019, we were in compliance with this covenant under our credit agreement.
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
On November 2, 2018, our Board of Directors authorized the repurchase of up to $200 million of our common stock from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and our debt covenants. This repurchase authorization superseded the prior July 2016 equity repurchase authorization. In the first quarter of fiscal year 2019, we repurchased 3.0 million shares of common stock for $50 million (including commission costs) pursuant to this repurchase authorization. In the third quarter of fiscal year 2019, we repurchased 1.0 million shares of common stock for $21 million (including commission costs) pursuant to this authorization. The amount remaining available for repurchases under this repurchase authorization was $130 million as of June 30, 2019.

MERITOR, INC.

On July 26, 2019, our Board of Directors authorized the repurchase of up to $250 million of our common stock from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and our debt covenants. This authorization supersedes the remaining authority under the prior November 2018 equity repurchase authorization described above.
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
On November 2, 2018, our Board of Directors authorized the repurchase of up to $100 million aggregate principal amount of any of our debt securities (including convertible debt securities) from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and our debt covenants. This repurchase authorization supersedes the prior July 2016 debt repurchase authorization. The amount remaining available for repurchases under this repurchase authorization was $76 million as of June 30, 2019.
Redemption of 6.75 Percent Notes - On September 28, 2017, we redeemed $100 million of the outstanding $275 million aggregate principal amount of the 6.75 Percent Notes at a price of $1,033.75 per $1,000 of principal amount, plus accrued and unpaid interest. As a result, a loss on debt extinguishment of $5 million was recorded in the Condensed Consolidated Statement of Operations within Interest expense, net during fiscal year 2017. The redemption was made pursuant to the July 2016 debt repurchase authorization (see Note 22 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report).
On November 2, 2017, we redeemed the remaining $175 million aggregate principal amount outstanding of the 6.75 Percent Notes at a price of $1,033.75 per $1,000 of principal amount, plus accrued and unpaid interest. As a result, a loss on debt extinguishment of $8 million was recorded in the Condensed Consolidated Statement of Operations within Interest expense, net. The redemption was made pursuant to a special authorization from the Board of Directors in connection with the sale of Meritor WABCO.
Redemption of 4.0 Percent Notes - On February 15, 2019, we redeemed $19 million aggregate principal amount outstanding of the 4.0 Percent Convertible Notes at a price of 100 percent of the accreted principal amount, plus accrued and unpaid interest. On June 7, 2019, we redeemed the remaining $5 million aggregate principal amount outstanding of the 4.0 Percent Convertible Notes at a price equal to 100 percent of the accreted principal amount, plus accrued and unpaid interest. The 4.0 Percent Convertible Notes were classified as current as of September 30, 2018 as the securities were redeemable at the option of the holder on February 15, 2019, at a repurchase price in cash equal to 100 percent of the accreted principal amount of the securities to be repurchased, plus accrued and unpaid interest.
Revolving Credit Facility – On June 7, 2019, we amended and restated our revolving credit facility. Pursuant to the revolving credit agreement, as amended, we have a $625 million revolving credit facility and a $175 million term loan facility intended for our acquisition of AxleTech that mature in June 2024 (with a springing maturity in November 2023 if the outstanding amount of the 6.25 percent Notes is greater than $75 million).
 The availability under the revolving credit facility is subject to certain financial covenants based on the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA. We are required to maintain a total priority debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement. At June 30, 2019, we were in compliance with all covenants under the revolving credit facility with a ratio of approximately 0.2x for the priority debt-to-EBITDA ratio covenant.
  Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon either our current corporate credit rating or our total leverage ratio, as defined in the agreement. At June 30, 2019, the margin over LIBOR rate was 200 basis points and the commitment fee was 30 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 100 basis points.
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

MERITOR, INC.

At June 30, 2019 and September 30, 2018, there were no borrowings outstanding under the revolving credit facility. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At June 30, 2019 and September 30, 2018, there were no letters of credit outstanding under the revolving credit facility.
U.S. Securitization Program – As of September 30, 2018, the U.S. accounts receivable securitization facility size was $100 million. On October 4, 2018, we entered into an amendment that increased the size of the facility to $110 million and extended its expiration date to December 2021. The maximum permitted priority debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents party to the agreement from time to time (participating lenders). Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. As of June 30, 2019, there were no borrowings outstanding under this program, and $3 million of letters of credit were issued. As of September 30, 2018, $46 million was outstanding under this program, and $11 million of letters of credit were issued. This securitization program contains a cross default to our revolving credit facility. As of June 30, 2019, we were in compliance with all covenants under our credit agreement (see Note 18 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash received from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal year ends.
Capital Leases – We had $7 million of outstanding capital lease arrangements at both June 30, 2019 and September 30, 2018.
Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under our revolving credit facility if the defaulted amount exceeds $35 million per bank. As of June 30, 2019 and September 30, 2018, we had $25 million and $22 million, respectively, outstanding under this program at more than one bank.
Credit Ratings – At July 30, 2019, our Standard & Poor’s corporate credit rating and senior unsecured credit rating were BB and BB-, respectively, and our Moody’s Investors Service corporate credit rating and senior unsecured credit rating were Ba3 and B1, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
Off-Balance Sheet Arrangements
     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with a total amount utilized at June 30, 2019 of $294 million, of which $230 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $64 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.
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

MERITOR, INC.

     Letter of Credit Facilities – On February 21, 2014, we entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, which expired in March 2019, we had the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $25 million. This facility contained covenants and events of default generally similar to those existing in our public debt indentures. There were $1 million of letters of credit outstanding under this facility at September 30, 2018. On March 20, 2019, we allowed this facility to expire. The letters of credit previously provided under this facility were replaced with letters of credit issued under our U.S. accounts receivable securitization facility with PNC Bank. There were $8 million of letters of credit outstanding through other letter of credit facilities as of June 30, 2019 and September 30, 2018, respectively.
Contingencies
Contingencies related to environmental, asbestos and other matters are discussed in Note 21 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
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
In the third quarter of fiscal year 2018, we entered into multiple cross-currency swaps. These swaps hedged a portion of the net investment in a certain European subsidiary against volatility in the euro/U.S. dollar foreign exchange rate. In the third quarter of fiscal year 2019, the company unwound these cross-currency swaps and received proceeds of $19 million, $2 million of which related to net accrued interest receivable. The company also entered into multiple new cross-currency swaps with a combined notional amount of $225 million. These swaps hedge a portion of the net investment in a certain European subsidiary against volatility in the euro/U.S. dollar foreign exchange rate. They mature in October 2022.
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

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase (Decrease) in
Foreign Currency Sensitivity:
Forward contracts in USD (1)	$2.6	$(2.6)	Fair Value
Forward contracts in Euro (1)	(2.6)	2.6	Fair Value
Foreign currency denominated debt (2)	0.5	(0.5)	Fair Value
Foreign currency option contracts in USD	1.0	0.5	Fair Value
Foreign currency option contracts in Euro	(0.3)	4.5	Fair Value
Cross-currency swaps	(26.3)	26.3	Fair Value

	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase (Decrease) in
Interest Rate Sensitivity:
Debt – fixed rate (3)	$(33.1)	$35.3	Fair Value
Debt – variable rate	—	—	Cash flow

(1)Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)At June 30, 2019, the fair value of outstanding foreign currency denominated debt was $5 million. A 10% decrease in quoted currency exchange rates would result in a decrease of $1 million in foreign currency denominated debt. At June 30, 2019, a 10% increase in quoted currency exchange rates would result in an increase of $1 million in foreign currency denominated debt.

(3) At June 30, 2019, the fair value of outstanding debt was $857 million. A 50 basis points decrease in quoted interest rates would result in an increase of $35 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in a decrease of $33 million in the fair value of fixed rate debt.

MERITOR, INC.

Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1- 30, 2019	—	$—	—	$150,060,376
May 1- 31, 2019	726,473	$20.44	726,473	$135,213,780
June 1- 30, 2019	273,527	$20.66	273,527	$129,562,852
Total	1,000,000		1,000,000	129,562,852

(1)
On November 2, 2018, the Board of Directors authorized the repurchase of up to $200 million of the company's common stock and up to $100 million aggregate principal amount of any of the company's debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company's debt covenants. On July 26, 2019, the Board of Directors authorized the repurchase of up to $250 million of the company’s common stock from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. This authorization supersedes the remaining authority under the prior November 2018 equity repurchase authorization.

     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. There were no shares withheld in the third quarter of fiscal 2019 to satisfy tax obligations for exercise of options. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the third quarter of fiscal 2019 to satisfy tax obligations upon the vesting of restricted shares. The company does not believe such purchases or transactions described above are issuer repurchases for the purposes of this Item 2 of Part II of this Quarterly Report on Form 10-Q.

MERITOR, INC.

Item 5. Other Information
Cautionary Statement
This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "estimate," "should," "are likely to be," "will" and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to reliance on major OEM customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to manage demand expectations in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on European markets or our European operations, or financing arrangements related thereto following the United Kingdom's decision to exit the European Union or, in the event one or more other countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, restrictive government actions regarding trade, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); risks related to our joint ventures; rising costs of pension benefits; the ability to achieve the expected benefits of strategic initiatives and restructuring actions; our ability to successfully integrate the products and technologies of Fabco Holdings, Inc., AA Gear Mfg., Inc. and AxleTech and future results of such acquisitions, including their generation of revenue and their being accretive; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle production in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development and launch of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any proceedings or related liabilities with respect to environmental, asbestos-related, or other matters; possible changes in accounting rules; and other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Restructuring Plan
On July 29, 2019, the company approved a restructuring plan related to the integration of its acquisition of AxleTech. This restructuring plan is intended to realize certain targeted synergies following the acquisition, primarily from the elimination of cost overlap. With this restructuring plan, the Company expects to incur $11 million of total costs in the Aftermarket, Industrial and Trailer segment with approximately $7 million related to employee severance charges and approximately $4 million related to lease termination costs. Restructuring associated with severance actions are expected to be substantially completed by fiscal year 2020. The lease term expires in fiscal year 2023.

Amended and Restated By-laws
On July 29, 2019, the Board of Directors approved an amendment and restatement of the company’s Amended and Restated By-Laws to implement shareholder “proxy access” provisions. Under the proxy access by-law contained in the company’s Amended and Restated By-Laws, an eligible shareholder (or qualifying group of up to 20 shareholders) owning at least 3% of the company’s outstanding common stock continuously for at least three years may generally nominate qualifying director candidates, and require that the company include such shareholder’s or group of shareholders’ proxy access director nominees in the company’s proxy materials for an annual meeting of shareholders, constituting up to the greater of two candidates or 20% of the Board, provided that such shareholders and their director nominees satisfy the requirements specified in the Amended and Restated By-Laws. Proxy access will be available to the company’s shareholders for the first time in connection with the company’s annual meeting of shareholders in 2020 and is subject to the additional eligibility, procedural and disclosure requirements set forth in the Amended and Restated By-Laws. For the 2020 annual meeting of shareholders, proxy access nomination notices are required to be submitted on or after September 26, 2019 and on or before October 26, 2019.

MERITOR, INC.

In connection with the adoption of the proxy access provisions described above, the Amended and Restated By-Laws were also amended to update the advance notice and related by-law provisions concerning shareholder notices of business to be brought before meetings of shareholders, including covered proposals and nominations. These updates, among other things, address required supplements and updates to shareholder notices, the submission of completed questionnaires, representations and agreements, and the required disclosures and categories of information to be included in a compliant notice, including notices applicable to shareholder director nominees.  The preceding summary of amendments to the company’s Amended and Restated By-Laws is qualified in its entirety by reference to the Amended and Restated By-Laws, which are attached hereto as Exhibit 3-b-1 and are incorporated herein by reference.

MERITOR, INC.

Item 6. Exhibits

3-a
Amended and Restated Articles of Incorporation of Meritor, filed as Exhibit 3-a to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 27, 2015, is incorporated herein by reference.

3-b-1**	Redline Amended and Restated By-laws of Meritor effective July 29, 2019
3-b-2**	Amended and Restated By-laws of Meritor effective July 29, 2019
10-a
Fourth Amendment and Restatement Agreement relating to Fourth Amended and Restated Credit Agreement, dated as of June 7, 2019, among Meritor, ArvinMeritor Finance Ireland (“AFI”), the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10-a to Meritor’s Current Report on Form 8-K filed on June 10, 2019, is incorporated herein by reference.

10-b
Agreement and Plan of Merger dated as of May 3, 2019 by and among Meritor, Inc., Janus Merger Sub, LLC, CAX Parent, LLC, and Carlyle Equity Opportunity GP, L.P., solely in its capacity as Holder Representative, filed as Exhibit 10-a to Meritor’s Current Report on Form 8-K filed on May 8, 2019, is incorporated herein by reference.

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

MERITOR, INC.

Date:	July 31, 2019	By:	/s/	April Miller Boise
April Miller Boise
Senior Vice President, Chief Legal Officer and Corporate Secretary
(For the registrant)

Date:	July 31, 2019	By:	/s/	Paul D. Bialy
Paul D. Bialy
Vice President, Chief Accounting Officer

Date:	July 31, 2019	By:	/s/	Carl D. Anderson
Carl D. Anderson
Senior Vice President, Chief Financial Officer