Form 10-K
period 2019-09-29
MERITOR, INC.
filed 2019-11-13
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 29, 2019

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes [ ☒ ]       No [ ☐ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ☐ ]       No [ ☒ ]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [ ☒ ]      No [ ☐ ]
     Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit such files).
     Yes [ ☒ ]       No [ ☐ ]
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ☐ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ☐ ]       No [ ☒ ]
     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2019 (the last business day of the most recently completed second fiscal quarter) was approximately $1,661,010,508
78,123,347 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on November 12, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information contained in the definitive Proxy Statement for the Annual Meeting of Shareholders of the registrant to be held on January 23, 2020 is incorporated by reference into Part III.

ii

PART I
Item 1. Business.

Overview

Meritor, Inc. ("we", "us" or "our"), headquartered in Troy, Michigan, is a premier global supplier of a broad range of integrated systems, modules and components to original equipment manufacturers ("OEMs") and the aftermarket for the commercial vehicle, transportation and industrial sectors. We serve commercial truck, trailer, military, bus and coach, construction, and other industrial OEMs and certain aftermarkets. Our principal products are axles, suspension systems, drivelines and brakes.

Meritor was incorporated in Indiana in 2000 in connection with the merger of Meritor Automotive, Inc. and Arvin Industries, Inc. As used in this Annual Report on Form 10-K, the terms "company," "Meritor," "we," "us" and "our" include Meritor, its consolidated subsidiaries and its predecessors unless the context indicates otherwise.

Meritor serves a broad range of customers worldwide, including medium- and heavy-duty truck OEMs, specialty vehicle manufacturers, certain aftermarkets, and trailer producers. Our total sales from continuing operations in fiscal year 2019 were approximately $4.4 billion. Our ten largest customers accounted for approximately 77 percent of fiscal year 2019 sales from continuing operations. Sales from operations outside North America accounted for approximately 33 percent of total sales from continuing operations in fiscal year 2019. Our continuing operations also participated in four unconsolidated joint ventures, which we accounted for under the equity method of accounting and that generated revenues of approximately $1.2 billion in fiscal year 2019.

Our fiscal year ends on the Sunday nearest to September 30. Fiscal year 2019 ended on September 29, 2019, fiscal year 2018 ended on September 30, 2018, and fiscal year 2017 ended on October 1, 2017. All year and quarter references relate to our fiscal year and fiscal quarters unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end.

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

Our Business

Our reporting segments are as follows:

•
The Commercial Truck segment supplies drivetrain systems and components, including axles, drivelines and braking and suspension systems, primarily for medium- and heavy-duty trucks and other applications in North America, South America, Europe and Asia Pacific. This segment also includes our aftermarket businesses in Asia Pacific and South America.

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

Completion of M2019 Growth-Focused Plan

Fiscal year 2019 was the last year of our M2019 plan - see Non-GAAP Financial Measures in Item 7. The financial targets we set for this plan were as follows:

•	Grow revenue at 20 percent cumulatively above market levels, measured from the end of fiscal year 2015.

•	Increase adjusted diluted earnings per share ("EPS") from continuing operations by $1.25, measured from fiscal year 2015.

•	Reduce the ratio of net debt to adjusted EBITDA to less than 1.5 times.
Overall, these were aggressive targets. Driven by an intense focus throughout the organization, we successfully exceeded our adjusted diluted EPS target. Additionally, we made significant progress on both revenue outperformance and the leverage ratio. To achieve these results we focused on three main priorities:

•	Exceeding customer expectations.

•	Transforming to a growth-oriented organization.

•	Continuing to invest in employees.
Results for each of the financial metrics as follows:

•	With a target of 20 percent, the company achieved market outperformance of 16 percent or $604 million through diversified growth in the off-highway, specialty, defense and trailer businesses.

•	The company increased its adjusted diluted EPS by $2.25 against its $1.25 target for a 142-percent increase (compared to an 80-percent target increase). This was achieved a year earlier than planned.

•
Meritor achieved a ratio of net debt to EBITDA of 1.6 compared to the objective of 1.5 net debt to EBITDA. This result was slightly short of target due to the strategic acquisition of AxleTech in fiscal year 2019.

Exceed Customer Expectations

For 110 years, our products have evolved to meet the changing needs of our customers in major regions of the world. As technology has advanced, we have designed products that are more fuel efficient, lighter weight, safer, more durable and more reliable. The Meritor brand is well established globally and reflects a broad and growing portfolio of high-quality products for various applications.

We have worked hard to become an innovation partner to our customers. From concept to launch, we work collaboratively to ensure we are designing reliable and high quality products that meet or exceed their unique expectations now and in the future. In addition to technology and product collaboration, we also meet regularly with our customers to review our performance in a number of other areas including quality, delivery and cost.

In our M2019 plan, we set an overall quality target of 25 parts per million ("PPM"). In fiscal year 2019, Meritor achieved a quality score of 108 parts per million. This score was driven by certain issues experienced at one facility in North America for a specific customer that was ultimately resolved. If this incident was isolated, Meritor's quality score globally would have been 24, just below our M2019 target, despite the 17 percent increase in Class 8 truck production in fiscal year 2019. We believe this level of quality further differentiates us in the commercial vehicle industry. Also this fiscal year, four of Meritor’s facilities received the PACCAR 10 PPM Quality Award given to suppliers who meet or exceed its rigorous standard of 10 or fewer defective parts for every 1 million parts shipped to this customer; two facilities received the Daimler Masters of Quality Award, and one facility earned a Silver Performance recognition from Motor Coach Industries.

This year, we continued the excellent delivery performance we have demonstrated at greater than 99 percent. Despite production volumes in North America being significantly higher year over year, we achieved on-time delivery of 99 percent for the three-year plan. Our customers rely on Meritor for this level of delivery performance and it differentiates us with our OEM customers.

We will maintain our focus on driving down operating costs through material cost-reduction and labor and burden improvements with a target achievement of 1.5 percent improvement per year that we achieved throughout fiscal year 2019. We are continuing to drive material performance with three different approaches: commercial negotiations, best-cost-country sourcing and technical innovation. And, we are improving in labor and burden by addressing several areas simultaneously, including better equipment utilization, reduced changeover time, elimination of waste, improved shift and asset utilization, investing in equipment to improve cycle time and flexibility and employee involvement.

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

Transform to a Growth-Oriented Organization

We know that despite changes and volatility in global market conditions, it is important that we generate profitable top-line growth. We designed the M2019 plan to enable us to achieve the growth we are targeting while operating in a cyclical industry that can be greatly impacted by economic factors. We are increasing our market share with key customers, renewing long-term contracts and winning new business in all of our end markets around the globe across both of our reportable segments.

We have increased the pace of product introduction over the past several years, which is a key component to growing revenue. Prior to our M2016 plan, we were launching approximately three major programs annually. We have effectively doubled that number each year during the M2019 timeframe. We are developing these products jointly with our customers for their future product programs, and we have line of sight to revenue streams for each of these products. In fiscal year 2019, we launched six products as follows, and in the three-year M2019 timeframe we launched 21 programs in total.

•	P5271 Axle - Produced for Volvo in Thailand.

•
Slipper Suspension - Launched with Ashok Leyland in India to replace the bell crank suspension typically used in the region. Suspension is lighter, easier to align, requires less maintenance and improves fuel efficiency.

•	13X Axle - Developed specifically for the India market targeting the medium commercial vehicle segment. It is 59 lbs. lighter and 1 percent more efficient than the current axle being used by Meritor.

•	DuaLite 146 Axle - Lighter weight fabricated housing versus slot forged housing used for Meritor’s local 146 carrier in China.

•
17X HE Solo with Superfast Ratio - Launched with Volvo in Europe. Axle is 1 percent more efficient than Meritor’s 17X EVO. It has extended ratio coverage including superfast ratios to enable higher system efficiency.

•	17X HE Solo with Superfast Ratio - Introduced for the heavy 6x2 market in North America and is 1 percent more efficient than previous axle.
We expect to continue to broaden our relationships with our global strategic customers, earn the business of new customers, increase aftermarket share in core product areas, expand our components business by utilizing our time-proven core competencies of forging, machining and gear manufacturing, and enter near adjacent markets that we believe will be a good match with our core competencies.

Meritor achieved major milestones in fiscal year 2019 related to next-generation technologies engineered to fit multiple vehicle applications for customers’ needs now and in the future. Through new business awards with global manufacturers and continued evolution of its Blue Horizon™ powertrain solutions, the company continued to establish itself as a leader in transformative technologies for the commercial vehicle industry. Specific achievements include:

•	Twenty-two electrification programs with global manufacturers for a total of 130 fully electric medium- and heavy-duty commercial trucks to be on the road through 2020.

•
Completion of two multi-year projects for the development, testing and evaluation of advanced, zero-emission electric yard tractors and Class 8 trucks supported with grants from the California Energy Commission. The electric yard tractors are operating at Dole Fresh Fruit’s terminal at the Port of San Diego, as well as other locations in California. The electric trucks are operating at the Port of San Diego.

•	A contract to supply all-electric drivetrain systems for 38 terminal tractors to be used at the Port of Long Beach and the Port of Oakland, California.

•
An award to supply drivetrain components including front- and rear-drive steer axles, air disc brakes and an innovative right angle gear box for an electric urban bus developed by Alstom. Production for the manufacturer’s first orders of the all-electric Aptis buses for cities such as Paris and Strasbourg in France are scheduled to begin this summer.

•
Participation in VWCO’s (Volkswagen Caminhões e Ônibus) e-Consortium to collaborate in the development of electric commercial vehicles in Brazil, beginning with the launch of the OEM’s 11-ton e-Delivery truck equipped with Meritor’s 12X™ drive axle with eOptimized™ gearing, in 2020.

•	Expansion of its electric drivetrain solutions to include the 12Xe™ for Class 4-7 and the 17Xe™ for heavy duty 4x2 and 6x2 trucks.
While we are planning for the majority of Meritor's growth to be organic, we have allocated capital for targeted acquisitions that would be an accelerant in our growth trajectory. To that end, this year we acquired AxleTech. This transaction advances our M2022 objectives to accelerate global sales and growth by leveraging the company’s core competencies to grow strategically in adjacent markets. The addition of AxleTech enhances Meritor’s growth platform, bringing a highly complementary global product portfolio across the off-highway, defense, specialty and aftermarket segments that includes a full product line of independent suspensions, axles, braking solutions and drivetrain components. These capabilities will enable Meritor to offer global customers a wider array of differentiated products and solutions while further diversifying the company’s portfolio.

As industry trends continue to drive the need for equipment that complies with environmental and safety-related regulatory provisions, OEMs select suppliers based not only on the cost and quality of their products, but also on their ability to meet stringent environmental and safety requirements and to service and support the customer after the sale. We use our technological and market expertise to develop and engineer products that address mobility, safety, regulatory and environmental concerns. In fiscal year 2019, we published Meritor’s first sustainability report to share the work we have done in the areas of Advanced Technologies; Environment, Health and Safety; Manufacturing Initiatives; Human Capital, Social Responsibility and Corporate Governance with our stakeholders.

Our commitment to designing and manufacturing braking solutions for the commercial vehicle market has resulted in more commercial vehicles in North America having Meritor brakes than any other brake manufacturer. We believe Meritor’s EX+ air disc brakes are among the highest performing brakes in the marketplace. We recently announced the launch of our lightweight, single-piston EX+™ LS air disc brake, a next-generation braking solution designed and engineered for linehaul and trailer applications. We designed the EX+ LS air disc brake to meet fleets expectations for efficiency, safety and weight reduction. Built with exceptional taper wear control, the new air disc brake is designed and validated to perform like a twin-piston brake. Meritor brakes represent more than half of the North America Class 8 commercial vehicle market, and more than 8 million of Meritor’s air disc brakes are in operation globally.

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

Invest in Employees

The safety of our employees is our top priority. Total case rate is a measure of recordable workplace injuries normalized per 100 employees per year. Our target under the M2019 plan was to achieve a case rate of less than 0.65. In fiscal year 2019, we achieved an overall total recordable case rate of 0.59 injuries per 200,000 hours worked, compared to 0.72 in the prior year. The total number of recordable injuries fell by 21 percent compared to fiscal year 2018. Our most active quarter for injuries is typically the fourth quarter. This year, we experienced a 48 percent decline compared to the same quarter in the prior fiscal year. Our “I Have A Hand In Safety” campaign drove a 47 percent decrease in hand injuries since the second quarter of fiscal year 2019. In an effort to continually improve our safety rate, we will maintain our diligence through training and education of our employees, reducing certain behaviors that are known to create safety issues and continue to maximize risk identification and hazard assessment.

We believe that our strength to compete in the global market is dependent upon the engagement of every Meritor employee and that a high-performing team is critical to the level of performance we want to achieve. We have a strong and experienced leadership group and a committed team, both of which are focused on sustaining the strong foundation we built under the M2016 and M2019 plans. We will also continue to strengthen the diversity and inclusiveness of our workforce because we recognize the value of different opinions and backgrounds in a company as global as Meritor.

We have established various development and training programs to help our employees grow as we grow. This year, we continued the leadership development programs for managers, directors and senior leaders around the world. For managers, we offered eLearning modules and courses that address important areas for advancement including accountability, delegation, and providing and receiving feedback. For certain director-level employees, we led our third annual Leadership Edge - a 10-month program whose objective is to develop advanced leadership skills, prepare high-potential leaders for senior level positions and strengthen business acumen. And for certain senior-level leaders, we continued the Summit leadership development program, which provides executive coaching, the opportunity to attend specific executive training sessions tailored to each individual’s background and career goals, participation in a MBA-level finance course, if needed, and engagement in mentorship opportunities with a member of Meritor’s Board of Directors. To ensure we provide a rich experience for our employees, we will continue to measure employee engagement to build on the competencies that are important to our future.

Launch of New M2022 Plan

With the completion of our M2019 plan, we have now launched our M2022 plan. The financial targets we established for this plan are the following:
•+$300 million in new business
•12.5 percent adjusted EBITDA margin
•$4.00 adjusted diluted earnings per share
•75 percent free cash flow conversion (free cash flow / adjusted income from continuing operations)
(see Non-GAAP Financial Measures in Item 7)
Our M2022 plan was designed with a focus on strong operating fundamentals, growth above the market, continued discipline in capital allocation, and building our leadership position in advanced technologies. And, as with our prior three-year plans, we have established specific measurable targets to evaluate our performance against. We believe these clear objectives and targets are the unique differentiator of Meritor’s plans. These targets are well understood by our stakeholders. We believe we will be as successful in our execution of the M2022 plan as we were with the M2019 and M2016 plans as we continually raise the bar on our overall performance and subsequently return higher value to Meritor shareholders.

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

The following chart sets forth, for each of the fiscal years 2019, 2018 and 2017, information about product sales comprising more than 10% of consolidated revenue in any of those years. A narrative description of our principal products follows the chart.

Product Sales:

	Fiscal Year Ended September 30,
	2019	2018	2017
Axles, Suspension Systems and Drivelines	73%	74%	73%
Brakes and Brake-Related Components	25%	24%	25%
Other	2%	2%	2%
Total	100%	100%	100%

Axles, Suspension Systems & Drivelines

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

We supply heavy-duty axles in certain global regions for use in numerous off-highway vehicle applications, including construction, material handling, and mining. We also supply axles for use in military tactical wheeled vehicles, principally in North America and Europe. These products are designed to tolerate high tonnage and operate under extreme conditions. We also supply axles for use in buses, coaches and recreational vehicles, fire trucks and other specialty vehicles in North America, Asia Pacific and Europe, and we believe we are a leading supplier of bus and coach axles in North America.

We are one of the major manufacturers of heavy-duty trailer axles in North America. Our trailer axles are available in more than 40 models in capacities from 20,000 to 30,000 pounds for virtually all heavy trailer applications and are available with our broad range of suspension modules and brake products, including drum brakes and disc brakes.

We supply universal joints and driveline components, including our Permalube™ universal joint and RPL Permalube™ driveline, which are maintenance free, permanently lubricated designs used often in the high mileage on-highway market. We supply drivelines in North America for use in numerous on-highway vehicle applications. We also supply transfer cases for use in specialty vehicles in North America, Turkey and Europe. In addition, we supply trailer air suspension systems and products with an increasing market presence in North America. We supply transfer cases and drivelines for use in military tactical wheeled vehicles, principally in North America and Europe. In addition, we also supply advanced suspension modules for use in light-, medium- and heavy-duty military tactical wheeled vehicles, principally in North America, Turkey and Europe.

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

Our brakes and brake system components are used in military tactical wheeled vehicles, principally in North America, Turkey and Europe. We supply brakes for use in buses, coaches and recreational vehicles, fire trucks and other specialty vehicles in North America and Europe, and we believe we are the leading supplier of bus and coach brakes in North America. We also supply brakes for commercial vehicles, buses and coaches in Asia Pacific and air and hydraulic brakes for off-highway vehicles in North America and Europe.

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

Customers; Sales and Marketing

We have numerous customers worldwide and have developed long-standing business relationships with many of these customers. Our ten largest customers accounted for approximately 77 percent of our total sales in fiscal year 2019. Sales to customers that accounted for 10 percent or more of our total sales in fiscal year 2019 included AB Volvo, Daimler AG, PACCAR and Navistar, representing approximately 22 percent, 19 percent, 13 percent and 10 percent, respectively. No other customer accounted for 10 percent or more of our total sales in fiscal year 2019.

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

Our global customer portfolio includes AB Volvo, Daimler AG, PACCAR, Navistar International Corporation, Oshkosh, Traton Group, CNH Industrial, Ashok Leyland, XCMG, Wabash National, and Gillig.

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

Our product offerings allow us to service all stages of our customers’ vehicle ownership lifecycle. In North America, we stock and distribute thousands of parts from top national brands to our customers or what we refer to as our "all makes" strategy. Our district field managers call on our OEM's, OEM dealers, fleet customers and independent customers to market our full product line capabilities on a regular basis to seek to ensure that we satisfy our customers’ needs. Our aftermarket business sells products under the following brand names: Meritor, Euclid, Trucktechnic, US Gear, AxleTech and Mach.

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

Our major competitors for axles are Dana Incorporated and, in certain markets, OEMs that manufacture axles for use in their own products. Emerging competitors for axles include DTNA’s Detroit Axle, Allison, ZF Friedrichshafen in Europe, and Hande, Fuwa and Ankai in China. Our major competitors for brakes are Bendix/Knorr Bremse, ZF and, in certain markets, OEMs that manufacture brakes for use in their own products. Our major competitors for industrial applications are MAN, Oshkosh, AM General, Marmon-Herrington, Dana Incorporated, Knorr Bremse, Kessler & Co., Carraro, NAF, Sisu and, in certain markets, OEMs that manufacture industrial products for use in their own vehicles. Our major competitors for trailer applications are Fuwa, Hendrickson and SAF-Holland.

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

As part of our M2019 plan, we evaluated acquisition opportunities that fit strategically with our core competencies and growth initiatives and regularly reviewed the prospects of our existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued. On July 26, 2019, we acquired AxleTech for approximately $179 million in cash, subject to certain purchase price adjustments (see Note 4 of the Notes to the Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below). We completed a $3 million investment in Transportation Power, Inc. ("TransPower") in each of the first and third quarters of fiscal year 2019. We also completed a $6 million investment in TransPower in fiscal year 2018 (see Note 14 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below).

In the third quarter of fiscal year 2018, we completed the acquisition of substantially all of the assets of AA Gear & Manufacturing, Inc. (see Note 4 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below). In the second quarter of fiscal year 2018, we completed the sale of our equity interest in Meritor Huayang Vehicle Braking Company Ltd. (see Note 7 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below). In the fourth quarter of fiscal year 2017, we completed the sale of our interest in Meritor WABCO Vehicle Control Systems to a subsidiary of our joint venture partner, WABCO Holdings Inc. (see Note 4 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below). In the fourth quarter of fiscal year 2017, we also completed the acquisition of the product portfolio and related technologies of Fabco Holdings, Inc. (see Note 4 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below).

Restructuring Actions

Global Restructuring Programs: On September 27, 2019, we approved and began executing a restructuring plan to reduce salaried and hourly headcount globally. This restructuring plan is intended to reduce labor costs in response to an anticipated decline in most global truck and trailer market volumes. With this restructuring plan, we expect to incur approximately $20 million in employee severance costs across both of our reportable segments. During the fourth quarter of fiscal year 2019, we incurred

$4 million in restructuring costs in the Commercial Truck segment and $3 million in the Aftermarket, Industrial and Trailer segment. Restructuring actions associated with this plan are expected to be substantially complete by the end of the first quarter of fiscal year 2020.

AxleTech Restructuring: On July 29, 2019, shortly after acquiring AxleTech, we approved a restructuring plan related to the integration of the business. This restructuring plan is intended to realize certain targeted synergies, primarily from the elimination of cost overlap. With this restructuring plan, we expect to incur $11 million of total costs in the Aftermarket, Industrial and Trailer segment with approximately $7 million related to employee severance charges and approximately $4 million related to asset impairment. During the fourth quarter of fiscal year 2019, we recorded $3 million of severance related restructuring costs in the Aftermarket, Industrial and Trailer segment. Restructuring associated with severance actions is expected to be substantially completed during fiscal year 2020.

Segment Realignment Program: On March 12, 2018, we announced a realignment of operations to further drive long-term strategic objectives while also assigning new responsibilities as part of our commitment to leadership development. As a part of this program, we approved various labor restructuring actions in the Aftermarket, Industrial and Trailer segment. We recorded $3 million of restructuring costs during fiscal year 2018 in connection with this program. These actions were substantially complete as of September 30, 2018.
Other Restructuring Actions: During fiscal year 2018, we recorded restructuring costs of $3 million primarily associated with labor reduction programs in the Commercial Truck segment and Aftermarket, Industrial and Trailer segment.
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

Joint Ventures

As the industries in which we operate have become more globalized, joint ventures and other cooperative arrangements have become an important element of our business strategies. These strategic alliances provide for sales, product design, development and manufacturing in certain product and geographic areas. As of September 30, 2019, our continuing operations participated in the following non-consolidated joint ventures:

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

Aggregate sales of our non-consolidated joint ventures were $1,231 million, $1,101 million and $1,156 million in fiscal years 2019, 2018 and 2017, respectively.

In accordance with accounting principles generally accepted in the United States, our Consolidated Financial Statements include the financial position and operating results of those joint ventures in which we have control. For additional information on our unconsolidated joint ventures and percentage ownership thereof see Note 15 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

Research and Development

We have significant research, development, engineering and product design capabilities. We spent $75 million in fiscal year 2019, $73 million in fiscal year 2018 and $69 million in fiscal year 2017 on company-sponsored research, development and engineering. We employ professional engineers and scientists globally and have additional engineering capabilities through contract arrangements in low-cost countries. We also have advanced technical centers in North America, South America, Europe and India.

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

Substantially all of our U.S.-held intellectual property rights are subject to a first-priority perfected security interest securing our obligations to the lenders under our credit facility. See Note 18 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

Employees

At September 30, 2019, we had approximately 9,100 employees (which includes consolidated joint ventures). At that date, 77 employees in the United States were covered by collective bargaining agreements. Most of our facilities outside of the United States and Canada are unionized. We strive to foster and maintain positive relationships with our hourly and salaried employees.

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

We have been designated as a potentially responsible party at ten Superfund sites, excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined. In addition to Superfund sites, various other lawsuits, claims and proceedings have been asserted against us, alleging violations of federal, state and local environmental protection requirements or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. We have established reserves for these liabilities when they are considered to be probable and reasonably estimable. See Note 25 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for information as to our estimates of the total reasonably possible costs we could incur and the amounts recorded as a liability as of September 30, 2019, and as to changes in environmental accruals during fiscal year 2019.

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

Seasonality; Cyclicality

We may experience seasonal variations in the demand for our products, to the extent OEM vehicle production fluctuates. Historically, for most of our operations, demand has been somewhat lower in the quarters ended September 30 and December 31, when OEM plants may close for summer shutdowns and holiday periods or when there are fewer selling days during the quarter. Our aftermarket business and our operations in India generally experience seasonally higher demand in the quarter ending March 31.

In addition, the industries in which we operate have been characterized historically by periodic fluctuations in overall demand for trucks, trailers and other specialty vehicles for which we supply products, resulting in corresponding fluctuations in demand for our products. Production and sales of the vehicles for which we supply products generally depend on economic conditions and a variety of other factors that are outside of our control, including freight tonnage, customer spending and preferences, vehicle age, labor relations and regulatory requirements. See Item 1A. Risk Factors below. Cycles in the major vehicle industry markets of North America and Europe are not necessarily concurrent or related but do tend to be correlated to general economic trends.

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

We may not be able to execute our M2022 Plan.

In the first quarter of fiscal 2019, we announced our M2022 plan, a multi-year plan to drive growth, expand margins, expand earnings per share, and generate cash and value. In connection with the plan, we established certain financial goals relating to securing new revenue, profit improvement and cash flow generation. The M2022 plan is based on our current planning assumptions, and achievement of the plan is subject to a number of risks. Our plan includes assumptions that we are able to successfully launch new products, secure new business wins, expand our current customer relationships, reduce costs, and that any increases in raw materials prices are substantially offset by customer recovery mechanisms. If our assumptions are incorrect, if management is not able to execute the plan or if our business suffers from any number of additional risks set forth herein, we may not be able to achieve the financial goals we have announced for the M2022 plan.

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

During fiscal year 2019, sales to customers that accounted for 10 percent or more of our total sales included AB Volvo, Daimler AG, PACCAR and Navistar, which represented approximately 22 percent, 19 percent, 13 percent and 10 percent, respectively. No other customer accounted for 10 percent or more of our total sales in fiscal year 2019.

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

Sales from the aftermarket portion of our Aftermarket, Industrial and Trailer segment depend on overall levels of truck ton miles and gross domestic product (GDP), among other things, and may be influenced by times of slower economic growth or economic contraction based on the average age of commercial truck fleets.

We may also experience seasonal variations in the demand for our products to the extent that vehicle production fluctuates. Historically, for most of our business, demand has been somewhat lower in the quarters ended September 30 and December 31, when OEM plants may close during model changeovers and vacation and holiday periods or when there are fewer selling days during the quarter. In addition, our aftermarket business and our operations in India generally experience seasonally higher demand in the quarter ending March 31.

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

To a certain extent, pricing pressure by OEMs is a characteristic of the commercial vehicle industry. Virtually all OEMs have price reduction initiatives and objectives each year with their suppliers, and such actions are expected to continue in the future. Accordingly, we must be able to reduce our operating costs in order to maintain our current margins. Price reductions have impacted our margins and may do so in the future. There can be no assurance that we will be able to avoid future customer price reductions or offset future customer price reductions through improved operating efficiencies, new manufacturing processes, sourcing alternatives or other cost reduction initiatives.

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

The commercial vehicle market is also experiencing a period of significant technological change as a result of the trends toward electrified drivetrains and the integration of advanced electronics into traditional products. These trends have led to an increase in the significance of technology to our current and future products and the amount of capital we need to invest to develop these new technologies, as well as an increase in the amount of competition we face from technology focused new market entrants. If we misjudge the amount of capital to invest or are otherwise unable to continue providing products that meet our customers’ needs in this environment of rapid technological change, our market competitiveness could be adversely affected.

Exchange rate fluctuations could adversely affect our financial condition and results of operations.

As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including risks in connection with our transactions that are denominated in foreign currencies. While we employ financial instruments to hedge certain of our foreign currency exchange risks relating to these transactions, our efforts to manage these risks may not be successful. In addition, we translate sales and other results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income, while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal years 2018 and 2017, our reported financial results benefited from depreciation of the U.S. dollar against foreign currencies. For fiscal year 2019, our reported financial results were adversely affected by appreciation of the U.S. dollar against foreign currencies.

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

We have a significant number of facilities and operations outside the United States, including investments and joint ventures in developing countries. During fiscal year 2019, approximately 40 percent of our sales from continuing operations were generated outside of the United States. Our strategy to grow in emerging markets may put us at risk due to the risks inherent in operating in such markets. Our international operations are subject to a number of risks inherent in operating abroad, including, but not limited to:

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

Our current senior secured revolving credit facility matures in June 2024. Upon expiration of this facility, we will require a new or renegotiated facility (which may be smaller and have less favorable terms than our current facility) or other financing arrangements. Our ability to access additional capital in the long term will depend on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds, and there is no guarantee that we will be able to access additional capital.

On November 11, 2019, our Standard & Poor’s corporate credit rating and senior unsecured credit rating were BB and BB-, respectively, and our Moody’s Investors Service corporate credit rating and senior unsecured credit rating were Ba3 and B1, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.

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
Availability under the senior secured revolving credit facility is subject to a financial covenant based on the ratio of our priority debt (consisting principally of amounts outstanding under the senior secured revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of not more than 2.25 to 1.00 as of the last day of each fiscal quarter through maturity.
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

The phaseout of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may have an adverse effect on our business.

In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established or if alternative rates or benchmarks will be adopted. Our senior secured revolving credit facility, current term loan, U.S. accounts receivables securitization facility and certain of our accounts receivable factoring programs utilize LIBOR as a benchmark for calculating the applicable interest rate. Changes in the method of calculating LIBOR, the elimination of LIBOR or the replacement of LIBOR with an alternative rate or benchmark may require us to renegotiate or amend these facilities, loans and programs, which may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to or elimination of LIBOR or the establishment and use of alternative rates or benchmarks and the corresponding effects on our cost of capital.

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

We, along with many other companies, have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of products of Rockwell International Corporation ("Rockwell"). Liability for these claims was transferred to us at the time of the spin-off of Rockwell's automotive business to Meritor in 1997.

The uncertainties of asbestos claims and other litigation, including the outcome of litigation with insurance companies regarding the scope of asbestos coverage and the long-term solvency of our insurance carriers, make it difficult to predict accurately the ultimate resolution of asbestos claims. The possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process increases that uncertainty. Although we have established reserves to address asbestos liability and corresponding receivables for recoveries from our insurance carriers, if our assumptions with respect to the nature of pending and future claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for asbestos-related claims, and the effect on us, could differ materially from our current estimates and, therefore, could have a material impact on our financial position and results of operations.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, could adversely affect our results of operations.

The U.S. government has adopted a new approach to trade policy and in some cases has attempted to renegotiate or terminate certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods, including steel and certain commercial vehicle parts, which have begun to result in increased costs for goods imported into the U.S. In response to these tariffs, a number of U.S. trading partners have imposed retaliatory tariffs on a wide range of U.S. products, which makes it more costly for us to export our products to those countries. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, or if demand for our exported products decreases due to the higher cost, our results of operations could be materially adversely affected. In addition, further tariffs have been proposed by the U.S. and its trading partners and additional trade restrictions could be implemented on a broader range of products or raw materials. The resulting environment of retaliatory trade or other practices could have a material adverse effect on our business, results of operations, customers, suppliers and the global economy.

We are exposed to the rising cost of pension benefits.

The commercial vehicle industry, like other industries, continues to be impacted by the cost of pension benefits. In estimating our expected obligations under our pension benefit plans, we make certain assumptions as to economic and demographic factors, such as discount rates, and investment returns. If actual experience of these factors is worse than our assumptions, our obligations could grow which could in turn increase the amount of mandatory contributions to these plans in the coming years. Our pension plans were underfunded by $122 million as of September 30, 2019.

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

In addition, we may not receive competitive advantages from the rights granted under our patents and other intellectual property rights. Our competitors may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies, or design around the patents we own or license. Our existing and future patents may be circumvented, blocked, licensed to others, or challenged as to inventorship, ownership, scope, validity or enforceability. Effective intellectual property protection may be unavailable or more limited in one or more relevant jurisdictions relative to those protections available in the U.S., or may not be applied for in one or more relevant jurisdictions. If we pursue litigation to assert our intellectual property rights, an adverse decision in any of these legal actions could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise negatively impact our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At September 30, 2019, our operating segments, including all consolidated joint ventures, had the following facilities in the United States, Europe, South America, Canada, Mexico and the Asia-Pacific region. For purposes of these numbers, multiple facilities in one geographic location are counted as one facility.

	Manufacturing and Distribution Facilities	Engineering Facilities, Sales Offices, Warehouses and Service Centers
Commercial Truck	17	9
Aftermarket, Industrial and Trailer	17	7
Other	—	4
Total	34	20
These facilities had an aggregate floor space of approximately 11.1 million square feet, substantially all of which is in use. We owned approximately 59 percent and leased approximately 41 percent of this floor space. Substantially all of our owned domestic plants and equipment are subject to liens securing our obligations under our revolving credit facility with a group of banks (see Note 18 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data). In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

A summary of floor space (in square feet) of these facilities at September 30, 2019, (including new space under construction) is as follows:

	Owned Facilities			Leased Facilities
Region	Commercial Truck	Aftermarket, Industrial and Trailer	Other	Commercial Truck	Aftermarket, Industrial and Trailer	Other	Total
United States	1,274,763	2,144,790	417,800	391,939	1,653,431	—	5,882,723
Canada	—	—	—	—	40,517	—	40,517
Europe	1,870,150	257,257	—	543,558	164,272	8,117	2,843,354
Asia Pacific	406,941	—	—	1,055,819	59,086	—	1,521,846
Latin America	204,368	—	—	571,743	33,356	—	809,467
Total	3,756,222	2,402,047	417,800	2,563,059	1,950,662	8,117	11,097,907

Item 3. Legal Proceedings.

•
See Note 25 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for information with respect to litigation related to asbestos and product liability, which is incorporated herein by reference thereto.

•
See Item 1. Business, "Environmental Matters" and Note 25 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for information relating to environmental proceedings, which is incorporated herein by reference thereto.

•
In March 2016, two virtually identical complaints were filed against our company and other defendants in the United States District Court for the Eastern District of Michigan. The complaints are proposed class actions alleging that we violated federal and state antitrust and other laws in connection with a former business of ours that manufactured and sold exhaust systems for automobiles. The first proposed class is composed of persons and entities that purchased or leased a passenger vehicle during a specified time period; the second is a purported class of automobile dealers. We accepted service of these complaints in July 2016. We settled both of these lawsuits for a total of $1 million. The settlements were preliminarily approved by the court in June and September 2018. A third complaint on behalf of a proposed class of direct purchasers was filed against our company and other defendants in the same court in November 2016; we accepted service in April 2017. In December 2017, we were served with a similar suit naming the company as a defendant on behalf of a purported class of purchasers in Alberta, Canada, and were served with a nearly identical complaint in British Columbia, Canada in March 2018. In August 2017, our subsidiary, Meritor do Brasil Sistema Automotivos Ltda., received notice that it was made a formal party to an investigation by the antitrust authority of the Brazilian government relating to the alleged existence of a cartel in the exhaust systems and components market in Brazil. In September 2019, the Brazilian antitrust authority issued a non-binding opinion imputing the conduct of the cartel to Meritor. We do not know when a binding ruling will be issued by the Brazilian antitrust authority. We intend to defend ourselves vigorously against the unsettled claims and currently believe the risk of loss would not be material to our financial statements.

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

Item 4A. Executive Officers of the Registrant.

The name, age, positions and offices held with Meritor and principal occupations and employment during the past five years of each of our executive officers as of November 12, 2019, are as follows:

Jeffrey A. Craig, 59 - Chief Executive Officer and President since April 2015 and President and Chief Operating Officer from June 2014 until April 2015. Mr. Craig has served as a director of Meritor since April 2015; Senior Vice President and President, Commercial Truck & Industrial from February 2013 until May 2014; Senior Vice President and Chief Financial Officer from May 2008 until January 2013; Acting Controller from May 2008 to January 2009; Senior Vice President and Controller from May 2007 until May 2008; Vice President and Controller from May 2006 until April 2007; Prior to joining Meritor, he was President and Chief Executive Officer of General Motors Acceptance Corporation ("GMAC") Commercial Finance (commercial lending service) from 2001 to May 2006 and President and Chief Executive Officer of GMAC’s Business Credit division from 1999 to 2001. He joined GMAC as general auditor in 1997 from Deloitte & Touche, where he served as an audit partner.

Carl D. Anderson II, 50 - Senior Vice President and Chief Financial Officer since March 2019. Group Vice President, Finance, March 2018 until March 2019; Vice President and Treasurer, February 2012 until March 2018; Assistant Treasurer, August 2009 until February 2012; Director of Capital Markets, September 2006 until August 2009. Prior to joining Meritor, Mr. Anderson was  Senior Manager, Structured Finance, at GMAC from 2003 until 2006; Manager, Treasury, GMAC (2002-2003); Manager, Leasing Group, GMAC, 2000 until 2002; Senior Analyst, Financial Planning & Analysis, GMAC, 1997-2000. He also held various positions at  First Chicago NBD Bank from 1992 until 1996.

April Miller Boise, 51 - Senior Vice President, Chief Legal Officer and Corporate Secretary since August 2016. Prior to joining Meritor, Ms. Boise was Senior Vice President, General Counsel, Head of Global Mergers and Acquisitions and Corporate Secretary at Avintiv, Inc. (formerly known as The Polymer Group). From 2011 until 2015, she was Vice President, General Counsel, Corporate Secretary and Chief Privacy Officer at Veyance Technologies, Inc. (formerly known as Goodyear Engineered Products). From 1999 to 2010, Ms. Boise was an attorney with Thompson Hine LLP, where she held positions of increasing responsibility, including Managing Partner, Cleveland Office, Executive Committee Member and Hiring Partner, 2009-2010; Chair, Private Equity Group, 2007-2010; Co-Founder and Chair, Women’s Initiative, 2006-2009; and Partner, Corporate Transactions and Securities, 2002-2010.

Timothy Heffron, 55 - Senior Vice President, Human Resources and Chief Information Officer since August 2013; Vice President, Chief Information Officer and Shared Services from July 2011 until August 2013; Vice President of Shared Services from June 2008 until July 2011; Prior to joining Meritor, Mr. Heffron was Executive Vice President and Chief Information Officer of GMAC Commercial Finance from January 2002 until June 2008; Director of Reengineering for GMAC from December 1999 until December 2001, Director of Global Information Technology Audit for General Motors Corporation from June 1999 until November 1999; Assistant General Auditor for GMAC from March 1998 until May 1999. Prior to that, Mr. Heffron spent nine years in public accounting, most recently as an audit senior manager with Ernst & Young.

Chris Villavarayan, 49 - Senior Vice President and President, Global Truck since January 2018; Senior Vice President and President, Americas from February 2014 until January 2018; Vice President of Global Manufacturing and Supply Chain Management from June 2012 until February 2014; Managing Director of Meritor India and CEO of MHVSIL and Automotive Axles Ltd. (joint venture between Meritor and Kalyani Group of India) from December 2009 until June 2012; General Manager of European Operations and Worldwide Manufacturing Planning and Strategy from June 2007 until December 2009; Director of Manufacturing Performance Plus from November 2006 until June 2007; Regional Manager of Continuous Improvement from July 2005 until November 2006; Industrialization Project Manager from September 2001 until July 2005; Site Manager of Meritor St. Thomas, Ontario facility from June 2000 until September 2001.

Joseph Plomin, 57 - Senior Vice President and President, Aftermarket, Industrial and Trailer since March 2019; Senior Vice President and President, Aftermarket & Trailer and Quality from January 2018 until March 2018; Vice President and President, International from January 2014 until January 2018; Vice President of International from July 2013 until January 2014; Vice President of Global Brakes from June 2012 until January 2013; Vice President of Truck North America and South America from July 2011 until May 2012; Vice President of Commercial Vehicle Systems Truck from September 2007 until July 2011. Prior to joining Meritor, Mr. Plomin held a variety of executive positions at Delco Remy International, including Senior Vice President of Sales/Marketing/Product Line Management from October 2006 until September 2007; President of Electrical Aftermarket from February 2006 until October 2006; General Manager/Senior Vice President of Heavy Duty/Industrial Division from June 2001 until February 2006; and Senior Vice President of Sales and Marketing, Electrical Division from September 1998 until December 2000.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Meritor's common stock, par value $1 per share ("Common Stock"), is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "MTOR." On November 12, 2019, there were 9,875 shareholders of record of Meritor's Common Stock.

Our revolving credit facility permits us to declare and pay up to $65 million of dividends in any fiscal year provided that no default or unmatured default, as defined in the agreement, has occurred and is continuing at the date of declaration or payment.

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

Issuer repurchases

The table below sets forth information with respect to purchases made by or on behalf of us of shares of our Common Stock during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1- 31, 2019	—	$—	—	$250,000,000
August 1- 31, 2019	1,320,453	$18.93	1,320,453	$225,000,021
September 1- 30, 2019	—	$—	—	$225,000,021
Total	1,320,453		1,320,453

(1)
 On November 2, 2018, our Board of Directors authorized the repurchase of up to $200 million of our common stock and up to $100 million aggregate principal amount of any of our debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and our debt covenants. These authorizations superseded the prior July 2016 repurchase authorizations. On July 26, 2019, the Board of Directors authorized the repurchase of up to $250 million of our common stock from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and our debt covenants. This authorization supersedes the remaining authority under the prior November 2018 equity repurchase authorization.

 The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our Common Stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 5 of this Report on Form 10-K. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in fiscal year 2019.

Shareholder Return Performance Presentation

The line graph below compares the cumulative total shareholder return of the S&P 500, Meritor, Inc. and the peer group of companies for the period from September 30, 2014 to September 30, 2019, assuming a fixed investment of $100 at the respective closing prices on the last day of each fiscal year and reinvestment of cash dividends.

	9/14	9/15	9/16	9/17	9/18	9/19
Meritor, Inc.	100.00	97.97	102.58	239.72	178.43	170.51
S&P 500	100.00	99.39	114.72	136.07	160.44	167.27
Peer Group(1)	100.00	89.13	104.90	143.55	123.51	134.51

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

	Year Ended September 30,
	2019	2018	2017	2016	2015
	(in millions, except per share amounts)
SUMMARY OF OPERATIONS
Sales
Commercial Truck (1)	$3,252	$3,172	$2,469	$2,309	$2,594
Aftermarket, Industrial and Trailer (1)	1,313	1,176	1,032	1,027	1,069
Intersegment Sales (1)	(177)	(170)	(154)	(137)	(158)
Total Sales	$4,388	$4,178	$3,347	$3,199	$3,505

Operating Income (2)	$363	$292	$218	$224	$213
Income Before Income Taxes	377	278	381	155	67
Net Income Attributable to Noncontrolling Interests	(5)	(9)	(4)	(2)	(1)
Net Income Attributable to Meritor, Inc.:
Income from Continuing Operations	$290	$120	$325	$577	$65
Income (loss) from Discontinued Operations	1	(3)	(1)	(4)	(1)
Net Income	$291	$117	$324	$573	$64

BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	$3.49	$1.37	$3.69	$6.40	$0.67
Discontinued Operations	0.01	(0.03)	(0.01)	(0.04)	(0.01)
Basic Earnings per Share	$3.50	$1.34	$3.68	$6.36	$0.66

DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	$3.36	$1.31	$3.60	$6.27	$0.65
Discontinued Operations	0.01	(0.03)	(0.01)	(0.04)	(0.01)
Diluted Earnings per Share	$3.37	$1.28	$3.59	$6.23	$0.64

FINANCIAL POSITION AT SEPTEMBER 30
Total Assets	$2,815	$2,726	$2,782	$2,494	$2,195
Short-term Debt	41	94	288	14	15
Long-term Debt	902	730	750	982	1,036
(1)Fiscal years 2018, 2017, 2016 and 2015 have been recast to reflect reportable segment changes.
(2)Fiscal years 2018, 2017, 2016 and 2015 have been recast for ASU 2017-07, Compensation Retirement Benefits (Topic 715).

Income (loss) from continuing operations attributable to Meritor, Inc. in the selected financial data presented above includes the following items specific to the period of occurrence (in millions):

	Year Ended September 30,
	2019	2018	2017	2016	2015
Pretax items:
Restructuring costs	$(8)	$(6)	$(6)	$(16)	$(16)
Loss on debt extinguishment	—	(8)	(36)	—	(25)
Asset impairment charges, net of noncontrolling interests	(10)	(3)	(4)	—	(2)
Asbestos-related liability remeasurement	31	(79)	(4)	(4)	(1)
AxleTech transaction costs	(6)	—	—	—	—
Asbestos-related insurance settlements, net	—	43	13	30	—
Impact of pension settlement losses and curtailment gain	—	(6)	—	—	(59)
Gain on sale of equity investment	—	—	243	—	—
Legal settlement charge related to joint venture	—	—	(10)	—	—
Goodwill impairment charges	—	—	—	—	(15)
Supplier litigation settlement	—	—	—	6	—
Non-operating gains, net	—	—	—	—	5
After tax items:
Tax valuation allowance reversal, net and other (1)	3	7	68	454	16
U.S. tax reform impacts	3	(89)	—	—	—

(1)
The fiscal year ended September 30, 2019 includes $3 million decrease in valuation allowances for certain U.S. state jurisdictions. The fiscal year ended September 30, 2018 includes a $9 million reversal of a Brazil valuation allowance, partially offset by a $2 million increase in valuation allowances for certain U.S. state jurisdictions. The fiscal year ended September 30, 2017 includes non-cash income tax benefit (expense) of $52 million related to the partial reversal of the U.S. valuation allowance, $15 million related to capital losses associated with the sale of an equity investment and $1 million related to other correlated tax relief. The fiscal year ended September 30, 2016 includes non-cash income tax benefit (expense) of $438 million related to the partial reversal of the U.S. valuation allowance, ($9) million related to the establishment of a valuation allowance in Brazil and $25 million related to other correlated tax relief. The fiscal year ended September 30, 2015 includes non-cash income tax benefit of $16 million related to the reversal of valuation allowances in Germany, Italy, Mexico and Sweden.

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

Our sales for fiscal year 2019 were $4,388 million, an increase from $4,178 million in the prior year. The increase in sales was driven by higher truck production, primarily in North America, and increased Aftermarket and Industrial volumes across North America, partially offset by the strengthening of the U.S. dollar against most currencies. Sales were also favorably impacted by revenue outperformance.

Net income attributable to Meritor for fiscal years 2019 and 2018 was $291 million and $117 million, respectively. In fiscal year 2018, we incurred $89 million of tax expense related to the enactment of the Tax Cuts and Jobs Act ("U.S. tax reform"), that did not repeat. In fiscal year 2019, we recognized $31 million of income related to remeasuring the Maremont asbestos liability.

Net income from continuing operations attributable to the company for fiscal years 2019 and 2018 was $290 million and $120 million, respectively. Adjusted income from continuing operations attributable to the company for fiscal years 2019 and 2018 was $330 million and $276 million, respectively (see Non-GAAP Financial Measures below).

Adjusted EBITDA (see Non-GAAP Financial Measures below) for fiscal year 2019 was $520 million compared to $474 million in fiscal year 2018. Our adjusted EBITDA margin (see Non-GAAP Financial Measures below) in fiscal year 2019 was 11.9 percent compared to 11.3 percent in the same period a year ago. Higher adjusted EBITDA and adjusted EBITDA margin year over year were driven primarily by conversion on higher revenue and the impact of Aftermarket pricing actions implemented earlier this year, partially offset by higher material costs and the strengthening of the U.S. dollar against most currencies.

Cash flows provided by operating activities were $256 million in fiscal year 2019 compared to $251 million in the prior fiscal year. Higher earnings in fiscal year 2019 were offset by the $48 million contribution of cash and repayment of a loan to fund the Maremont 524(g) Trust following the confirmation of the Maremont plan of reorganization by the bankruptcy court (see Note 25 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data).

Equity Repurchase Authorization

On July 26, 2019, our Board of Directors authorized the repurchase of up to $250 million of our common stock from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and our debt covenants. This authorization supersedes the remaining authority under the prior November 2018 equity repurchase authorization. In fiscal year 2019, we repurchased 1.3 million shares of our common stock for $25 million (including commission costs) under this repurchase authorization. On November 7, 2019, the Board of Directors increased the amount of this repurchase authorization to $325 million.

On November 2, 2018, our Board of Directors authorized the repurchase of up to $200 million of our common stock from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and our debt covenants. In fiscal year 2019, we repurchased 4 million shares of our common stock for $71 million (including commission costs) under this repurchase authorization.
Acquisition of AxleTech Business
On July 26, 2019, we acquired 100 percent of the voting equity interest of the AxleTech group companies for approximately $179 million in cash, subject to certain purchase price adjustments. The addition of AxleTech enhances our growth platform with the addition of a complementary product portfolio that includes a full line of independent suspensions, axles, braking solutions and drivetrain components across the off-highway, defense, specialty and aftermarket markets.
Reportable Segment Changes
On March 13, 2019, we realigned our operations resulting in a change to our operating and reportable segments. As of the second quarter of fiscal year 2019, the reportable segments are (1) Commercial Truck and (2) Aftermarket, Industrial and Trailer. Prior year reportable segment financial results have been recast for these changes.

Maremont Bankruptcy
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

As of January 22, 2019, Maremont and its subsidiaries were deconsolidated from the Consolidated Balance Sheet and the results of Maremont’s operations were eliminated from the company’s consolidated results of operations as Maremont became subject to the control of a court. Deconsolidation had an insignificant impact on the Consolidated Statement of Operations.

The Plan was confirmed by the U.S. Bankruptcy Court for the District of Delaware on May 17, 2019 and approved by the United States District Court for the District of Delaware on June 27, 2019. On July 9, 2019, the company contributed $48 million, consisting of cash and repayment of a loan to Maremont, and Maremont funded the 524(g) Trust with such cash and its other assets, including its existing insurance policies. As a result, all current and future asbestos claims related to the Maremont’s historical asbestos-related activities have been channeled to the 524(g) Trust, which will process and satisfy all such claims going forward pursuant to its resolution and payment procedures.

Trends and Uncertainties

 Industry Production Volumes

 The following table reflects estimated on-highway commercial truck production volumes for selected original equipment (OE) markets based on available sources and management's estimates.

	Year Ended September 30,
	2019	2018	2017	2016	2015
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	359	307	237	253	328
North America, Medium-Duty Trucks	288	264	246	239	235
North America, Trailers	335	313	282	292	303
Western Europe, Heavy- and Medium-Duty Trucks	485	484	469	449	403
South America, Heavy- and Medium-Duty Trucks	109	102	73	61	89
India, Heavy- and Medium-Duty Trucks	410	464	315	339	297
Across most regions, we are expecting production build to decrease in fiscal year 2020, as discussed below.
North America:
Production volumes in fiscal year 2019 increased from the production levels experienced in fiscal year 2018. We expect fiscal 2020 Heavy-Duty Truck production volumes to decrease approximately 30 percent compared with the levels experienced in fiscal year 2019.
Western Europe:
During fiscal year 2019, production volumes in Western Europe remained relatively consistent with the levels experienced in fiscal year 2018. We expect fiscal year 2020 production volumes to be down modestly compared with the levels experienced in fiscal year 2019.
South America:

During fiscal year 2019, production volumes in South America increased slightly from the levels experienced in fiscal year 2018. We expect fiscal year 2020 production volumes to increase slightly from the levels experienced in fiscal year 2019.
China:
During fiscal year 2019, production volumes in China decreased from the levels experienced in fiscal year 2018. We expect fiscal year 2020 production volumes in China to decrease from the levels experienced in fiscal year 2019.
India:
During fiscal year 2019, production volumes in India decreased from the levels experienced in fiscal year 2018. We expect fiscal year 2020 production volumes in India to decrease from the levels experienced in fiscal year 2019.
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

•	Restrictive government actions (such as restrictions on transfer of funds and trade protection measures, including import and export duties, quotas and customs duties and tariffs); and

•	Significant pension costs.

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

	Year Ended September 30,
	2019	2018	2017
Income from continuing operations attributable to the company	$290	$120	$325
Restructuring costs	8	6	6
Loss on debt extinguishment	—	8	36
Asset impairment charges, net of noncontrolling interests (1)	10	3	3
Gain on sale of equity investment	—	—	(243)
Non-cash tax expense (2)	51	36	37
U.S. tax reform impacts (3)	(3)	89	—
Tax valuation allowance reversal, net and other (4)	(3)	(7)	(68)
Income tax expense (benefits) (5)	2	(10)	74
Pension settlement loss (6)	—	6	—
AxleTech transaction costs (7)	6	—	—
Asbestos related items (8)	(31)	25	—
Adjusted income from continuing operations attributable to the company	$330	$276	$170

Diluted earnings per share from continuing operations	$3.36	$1.31	$3.60
Impact of adjustments on diluted earnings per share	0.46	1.72	(1.72)
Adjusted diluted earnings per share from continuing operations	$3.82	$3.03	$1.88

(1) The year ended September 30, 2019 includes $9 million related to the impairment of the customer relationships intangible asset and $1 million related to impairment of other assets.
(2) Represents tax expense including the use of deferred tax assets in jurisdictions with net operating loss carry forwards or tax credits.
(3) The year ended September 30, 2019 includes a one time net charge of $9 million recorded for an election made that will allow for future tax-fee repatriation of cash to the United States, $12 million of non-cash tax benefit related to the one time deemed repatriation of accumulated foreign earnings.The year ended September 30, 2018 includes $57 million of non-cash tax expense related to the revaluation of our deferred tax assets and liabilities as a result of the U.S. tax reform, $26 million of non-cash tax expense related to the one-time deemed repatriation of accumulated foreign earnings and $6 million of non-cash tax expense related to other adjustments.
(4) The year ended September 30, 2019 includes a $3 million decrease in valuation allowances for certain U.S. state jurisdictions. The year ended September 30, 2018 includes a $9 million reversal of a Brazil valuation allowance, partially offset by a $2 million increase in valuation allowances for certain U.S. state jurisdictions. The year ended September 30, 2017 includes non-cash income tax benefit (expense) of $52 million related to the partial reversal of the U.S. valuation allowance, $15 million related to capital losses associated with the sale of an equity investment and $1 million related to other correlated tax relief.
(5) The year ended September 30, 2019 includes $2 million of income tax benefits related to restructuring, $2 million of income tax benefits related to asset impairment and $6 million income tax expense related to asbestos related items. The year ended September 30, 2018 includes $2 million of income tax benefits related to the loss on debt extinguishment, $6 million of asbestos related items, $1 million of restructuring and $1 million of asset impairment. The year ended September 30, 2017 includes $89 million of income tax expense related to the gain on sale of an equity investment, $14 million of income tax benefit related to the loss on debt extinguishment and $1 million of income tax benefits related to other adjustments.
(6) The year ended September 30, 2018 includes $6 million related to the U.K. pension settlement loss.
(7) Represents transaction fees and inventory step-up amortization.
(8) The year ended September 30, 2019 includes $31 million related to the remeasurement of the Maremont net asbestos liability based on the Plan. The year ended September 30, 2018 includes $25 million related to the change in estimate resulting from change in estimated forecast horizon and the 2018 asbestos insurance settlement.

Free cash flow is reconciled to cash flows provided by operating activities below (in millions).

	Year Ended September 30,
	2019	2018	2017
Cash provided by operating activities	$256	$251	$176
Capital expenditures	(103)	(104)	(95)
Free cash flow (1)	$153	$147	$81
(1) The year ended September 30, 2019 includes a $48 million contribution of cash to fund the Maremont 524(g) Trust, as well as $2 million of Maremont cash

Adjusted EBITDA and segment adjusted EBITDA are reconciled to net income attributable to Meritor, Inc. below (in millions).

	Year Ended September 30,
	2019	2018	2017
Net income attributable to Meritor, Inc.	$291	$117	$324
Loss from discontinued operations, net of tax, attributable to Meritor, Inc.	(1)	3	1
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$290	$120	$325

Interest expense, net	57	67	119
Gain on sale of equity investment	—	—	(243)
Provision for income taxes	82	149	52
Depreciation and amortization	87	84	75
Restructuring costs	8	6	6
Asbestos related items	(31)	25	—
AxleTech transaction costs	6	—	—
Pension settlement loss	—	6	—
Loss on sale of receivables	6	5	5
Asset impairment charges, net of noncontrolling interests	10	3	4
Noncontrolling interests	5	9	4
Adjusted EBITDA	$520	$474	$347

Adjusted EBITDA margin (1)	11.9%	11.3%	10.4%

Unallocated legacy and corporate expense (income), net (2)	(3)	13	3
Segment adjusted EBITDA	$517	$487	$350

Commercial Truck (3)
Segment adjusted EBITDA	$327	$337	$224
Segment adjusted EBITDA margin (4)	10.1%	10.6%	9.1%

Aftermarket, Industrial and Trailer (3)
Segment adjusted EBITDA	$190	$150	$126
Segment adjusted EBITDA margin(4)	14.5%	12.8%	12.2%
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
(3) Amounts for the years ended September 30, 2018 and 2017 have been recast to reflect reportable segment changes.
(4) Segment adjusted EBITDA margin equals segment adjusted EBITDA divided by consolidated sales from continuing operations, either in the aggregate or by segment as applicable.

Net debt is reconciled to total debt below (dollars in millions).

	September 30,
	2019	2018
Short-term debt	$41	$94
Long-term debt	902	730
Total debt	943	824
Less: Cash and cash equivalents	(108)	(115)
Net debt	$835	$709

	September 30,
	2019	2018
Adjusted EBITDA	$520	$474

Net debt over adjusted EBITDA	1.6	1.5

Non-Consolidated Joint Ventures

At September 30, 2019, our continuing operations included investments in joint ventures that are not majority owned or controlled and are accounted for under the equity method of accounting. Our investments in non-consolidated joint ventures totaled $110 million at September 30, 2019 and $102 million at September 30, 2018.

These strategic alliances provide for sales, product design, development and/or manufacturing in certain product and geographic areas. Aggregate sales of our non-consolidated joint ventures were $1,231 million, $1,101 million and $1,156 million in fiscal years 2019, 2018 and 2017, respectively.

Our equity in the earnings of affiliates was $31 million, $27 million and $48 million in fiscal years 2019, 2018 and 2017, respectively. The decrease in equity in earnings of affiliates for fiscal year 2018 compared to fiscal year 2017 was primarily attributable to Meritor WABCO earnings that were included in fiscal year 2017 results but not in fiscal year 2018. Our equity in the earnings of Meritor WABCO was $27 million in fiscal year 2017. We received cash dividends from our affiliates of $23 million, $17 million and $44 million in fiscal years 2019, 2018 and 2017, respectively. We received cash dividends from Meritor WABCO of $36 million in fiscal year 2017, which includes a $8 million final partnership distribution received immediately prior to closing of the sale transaction on October 1, 2017.

For more information about our non-consolidated joint ventures, see Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Results of Operations

Fiscal Year 2019 Compared to Fiscal Year 2018

Sales

The following table reflects total company and business segment sales for fiscal years 2019 and 2018 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

					Dollar Change Due To
	2019	2018 (1)	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck
North America	$1,769	$1,562	$207	13%	$—	$207
Europe	659	715	(56)	(8)%	(38)	(18)
South America	248	224	24	11%	(25)	49
China	153	196	(43)	(22)%	(10)	(33)
India	197	231	(34)	(15)%	(12)	(22)
Other	84	109	(25)	(23)%	(2)	(23)
Total External Sales	$3,110	$3,037	$73	2%	$(87)	$160
Intersegment Sales	142	135	7	5%	(12)	19
Total Sales	$3,252	$3,172	$80	3%	$(99)	$179

Aftermarket, Industrial and Trailer
North America	$1,171	$1,020	$151	15%	$(3)	$154
Europe	107	121	(14)	(12)%	(6)	(8)
Total External Sales	$1,278	$1,141	$137	12%	$(9)	$146
Intersegment Sales	35	35	—	—%	(6)	6
Total Sales	$1,313	$1,176	$137	12%	$(15)	$152

Total External Sales	$4,388	$4,178	$210	5%	$(96)	$306
(1)Amounts for the year ended September 30, 2018 have been recast to reflect reportable segment changes.
Commercial Truck sales were $3,252 million in fiscal year 2019, up 3 percent from fiscal year 2018. The increase in sales was driven primarily by higher truck production in North America and increased market share, partially offset by the strengthening of the U.S. dollar against most currencies.

Aftermarket, Industrial and Trailer sales were $1,313 million in fiscal year 2019, up 12 percent from fiscal year 2018. The increase in sales was driven primarily by increased Aftermarket and Industrial volumes across North America. The increase in sales was also partially attributable to revenue from AxleTech, which we acquired in the fourth quarter of fiscal year 2019.

Cost of Sales and Gross Profit

Cost of sales primarily represents material, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for fiscal year 2019 was $3,748 million compared to $3,553 million in the prior year, representing a 5 percent increase, primarily driven by increased volumes. Total cost of sales was approximately 85.4 percent of sales for fiscal year 2019 compared to approximately 85.0 percent for the prior fiscal year.

The following table summarizes significant factors contributing to the changes in costs of sales during fiscal year 2018 compared to the prior fiscal year (in millions):

Cost of Sales
Fiscal year ended September 30, 2018 (1)	$3,553
Volumes, mix and other, net	286
Foreign exchange	(91)
Fiscal year ended September 30, 2019	$3,748

(1)
Amounts for the year ended September 30, 2018 have been recast for ASU 2017-07, Compensation Retirement Benefits (Topic 715). For the year ended September 30, 2018, $29 million was reclassified out of Cost of goods sold and into Non-operating income.

Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Higher material costs	$185
Higher labor and overhead costs	10
Total change in costs of sales	$195
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs increased by $185 million compared to the prior fiscal year primarily due to higher volumes and higher steel prices.

Labor and overhead costs increased by $10 million compared to the prior fiscal year primarily due to higher volumes.

Gross margin for fiscal year 2019 was $640 million compared to $625 million in fiscal year 2018. Gross margin, as a percentage of sales, was 14.6 percent and 15.0 percent for fiscal years 2019 and 2018, respectively. Gross margin as a percentage of sales decreased primarily due to higher layered capacity costs driven by production levels, which more than offset the impact of conversion on higher revenue.

Other Income Statement Items

Selling, general and administrative expenses ("SG&A") for fiscal years 2019 and 2018 are summarized as follows (dollars in millions):

	2019		2018(1)		Increase (Decrease)
	Amount	% of sales	Amount	% of sales
SG&A
Short- and long-term variable compensation	$54	1.2%	$60	1.4%	$(6)	(0.2	) pts
Loss on sale of receivables	6	0.1%	5	0.1%	$1	—
Asbestos-related liability remeasurement	(31)	(0.7)%	79	1.9%	$(110)	(2.6	) pts
Asbestos-related expense, net of asbestos related insurance recoveries	—	—%	(52)	(1.2)%	$52	1.2	pts
All other SG&A	227	5.2%	221	5.3%	$6	(0.1	) pts
Total SG&A expense (income)	$256	5.8%	$313	7.5%	$(57)	(1.7	) pts

(1)
Amounts for the year ended September 30, 2018 have been recast for ASU 2017-07, Compensation Retirement Benefits (Topic 715). For the year ended September 30, 2018, $4 million was reclassified out of SG&A and into Other income.

Asbestos-related liability remeasurement
In fiscal year 2019, we recognized $31 million related to remeasuring the Maremont asbestos liability based on the Plan in the first quarter of fiscal year 2019 (see Note 25 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). In fiscal year 2018, we recorded a $79 million charge related to the change in estimated asbestos liability resulting from the change in estimated forecast horizon for estimating pending and future asbestos claims (refer to Note 25 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

Asbestos-related expense, net of asbestos related insurance recoveries
In the fourth quarter of fiscal 2018, we entered into a settlement agreement with an insurer associated with Rockwell International Corporation ("Rockwell") asbestos liabilities to resolve disputed coverage resulting from asbestos claims. As a result, we recognized $31 million in probable recoveries of defense and indemnity costs related to that settlement agreement and from the change in estimated asbestos liability resulting from the change in estimated forecast horizon (refer to Note 25 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). For the full fiscal year 2018, because we changed our estimated forecast horizon, we recognized an additional $32 million related to previous settlements with other insurance companies for probable recoveries of defense and indemnity costs associated with asbestos liabilities resulting from the change in estimate to the estimated forecast horizon (refer to Note 25 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

Restructuring costs were $8 million in fiscal year 2019, compared to $6 million in fiscal year 2018. In fiscal years 2019 and 2018, these costs primarily related to employee severance costs recognized by both segments.

Operating income for fiscal year 2019 was $363 million, compared to $292 million in fiscal year 2018. Key items affecting income are discussed above.

Other income (expense), net for fiscal year 2019 was $40 million, compared to $26 million in fiscal year 2018. The increase was driven primarily by higher pension and retiree medical income in the current year. Amounts for fiscal year 2018 have been recast for ASU 2017-07, Compensation Retirement Benefits (Topic 715). For fiscal year 2018, $29 million of income and $4 million of expense was reclassified out of Cost of sales and SG&A, respectively, and into Non-operating income.

Equity in earnings of affiliates was $31 million in fiscal year 2019, compared to $27 million in the prior year. The increase was primarily attributable to higher earnings across all our joint ventures.

Interest expense, net was $57 million in fiscal year 2019, compared to $67 million in fiscal year 2018. The decrease in interest expense was primarily attributable to the loss on debt extinguishment of $8 million recognized in the first quarter of fiscal year 2018 that did not repeat.

Provision for income taxes was $82 million in fiscal year 2019, compared to $149 million in fiscal year 2018. Higher tax expense in fiscal year 2018 was primarily driven by $57 million of non-cash tax expense related to the remeasurement of our deferred tax attributes as a result of the U.S. tax reform and $26 million of non-cash tax expense related to the one-time deemed repatriation of accumulated foreign earnings, which had no cash impact due to the use of foreign tax credits; partially offset by stronger fiscal year 2019 earnings from non valuation allowance jurisdictions.

Income from continuing operations (before noncontrolling interests) was $295 million for fiscal year 2019, compared to $129 million for fiscal year 2018. The reasons for the increase are discussed above.

Net income attributable to Meritor, Inc. was $291 million for fiscal year 2019, compared to $117 million for fiscal year 2018. Various factors affecting the increase in net income were previously discussed.

Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins

The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for fiscal years 2019 and 2018 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA Margins
	2019	2018 (1)	Change	2019	2018 (1)	Change
Commercial Truck	$327	$337	$(10)	10.1%	10.6%	(0.5	) pts
Aftermarket, Industrial and Trailer	190	150	40	14.5%	12.8%	1.7	pts
Segment adjusted EBITDA	$517	$487	$30	11.8%	11.7%	0.1	pts
(1)Amounts for the year ended September 30, 2018 have been recast to reflect reportable segment changes.

Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck	Aftermarket, Industrial and Trailer	TOTAL
Segment adjusted EBITDA–Year ended September 30, 2018 (1)	$337	$150	$487
Volume, mix, performance and other	(19)	34	15
Higher earnings from unconsolidated affiliates	4	—	4
Lower short- and long-term variable compensation	3	4	7
Higher pension and retiree medical income, net	2	2	4
Segment adjusted EBITDA – Year ended September 30, 2019	$327	$190	$517
(1)Amounts for the year ended September 30, 2018 have been recast to reflect reportable segment changes.

Commercial Truck Segment adjusted EBITDA was $327 million in fiscal year 2019, compared to $337 million in the prior fiscal year. Segment adjusted EBITDA margin decreased to 10.1 percent in fiscal year 2019 from 10.6 percent in the prior fiscal year. The decrease in segment adjusted EBITDA was driven primarily by higher net steel and layered capacity costs and the strengthening of the U.S. dollar against most currencies, partially offset by conversion on higher revenue and continued material performance. The decrease in segment adjusted EBITDA margin was driven primarily by higher steel and layered capacity costs.

Aftermarket, Industrial and Trailer Segment adjusted EBITDA was $190 million in fiscal year 2019, compared to $150 in the prior fiscal year. Segment adjusted EBITDA margin increased to 14.5 percent in fiscal year 2019 from 12.8 percent in fiscal year 2018. The increase in segment adjusted EBITDA and segment adjusted EBITDA margin was driven primarily by higher revenue, including pricing actions within our Aftermarket business.

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

					Dollar Change Due To
	2018 (1)	2017 (1)	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck
North America	$1,562	$1,172	$390	33%	$—	$390
Europe	715	607	108	18%	42	66
South America	224	168	56	33%	(18)	74
China	196	127	69	54%	9	60
India	231	184	47	26%	(3)	50
Other	109	89	20	22%	—	20
Total External Sales	$3,037	$2,347	$690	29%	$30	$660
Intersegment Sales	135	122	13	11%	7	6
Total Sales	$3,172	$2,469	$703	28%	$37	$666

Aftermarket, Industrial and Trailer
North America	$1,020	$891	$129	14%	$2	$127
Europe	121	109	12	11%	8	4
Total External Sales	$1,141	$1,000	$141	14%	$10	$131
Intersegment Sales	35	32	3	9%	9	(6)
Total Sales	$1,176	$1,032	$144	14%	$19	$125

Total External Sales	$4,178	$3,347	$831	25%	$40	$791
(1)Amounts for the years ended September 30, 2018 and September 30, 2017 have been recast to reflect reportable segment changes.
Commercial Truck sales were $3,172 million in fiscal year 2018, up 28 percent from fiscal year 2017. The increase in sales was driven primarily by higher production in all of our major markets, as well as market share increases and new business wins.

Aftermarket, Industrial and Trailer sales were $1,176 million in fiscal year 2018, up 14 percent from fiscal year 2017. The increase in sales was driven primarily by higher volumes in our Industrial business and revenue from the Fabco business we acquired in the fourth quarter of fiscal year 2017.

Cost of Sales and Gross Profit

Cost of sales primarily represents material, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for fiscal year 2018 was $3,553 million compared to $2,850 million in the prior year, representing a 25 percent increase, primarily driven by increased sales revenue. Total cost of sales was approximately 85.0 percent of sales for fiscal year 2018 compared to approximately 85.2 percent for the prior fiscal year.

The following table summarizes significant factors contributing to the changes in costs of sales during fiscal year 2018 compared to the prior fiscal year (in millions):

Cost of Sales
Fiscal year ended September 30, 2017(1)	$2,850
Volumes, mix and other, net(1)	683
Foreign exchange	20
Fiscal year ended September 30, 2018(1)	$3,553
(1) Amounts for the years ended September 30, 2018 and September 30, 2017 have been recast for ASU 2017-07, Compensation Retirement Benefits (Topic 715). For the years ended September 30, 2018 and 2017, $29 million and $13 million were reclassified out of Cost of goods sold and into Non-operating income (expense), respectively.

Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Higher material costs	$569
Higher labor and overhead costs	118
Other, net(1)	16
Total change in costs of sales	$703
(1) Amount has been recast for ASU 2017-07, Compensation Retirement Benefits (Topic 715).
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs increased by $569 million compared to the prior fiscal year primarily due to higher volumes.

Labor and overhead costs increased by $118 million compared to the prior fiscal year primarily due to higher volumes.

Gross margin for fiscal year 2018 was $625 million compared to $497 million in fiscal year 2017. Gross margin, as a percentage of sales, was 15.0 percent and 14.8 percent for fiscal years 2018 and 2017, respectively. Gross margin as a percentage of sales increased due to the impacts of higher sales.

Other Income Statement Items

SG&A for fiscal years 2018 and 2017 are summarized as follows (dollars in millions):

	2018(1)		2017(1)		Increase (Decrease)
	Amount	% of sales	Amount	% of sales
SG&A
Loss on sale of receivables	$5	0.1%	$5	—%	$—	0.1	pts
Short- and long-term variable compensation	60	1.4%	51	1.5%	$(9)	(0.1	) pts
Asbestos-related liability remeasurement	79	1.9%	4	0.1%	$(75)	1.8	pts
Asbestos-related expense, net of asbestos related insurance recoveries	(52)	(1.2)%	10	0.3%	$62	(1.5	) pts
Legal settlement charge	—	—%	10	0.3%	$10	(0.3	) pts
All other SG&A	221	5.3%	186	5.7%	$(35)	(0.4	) pts
Total SG&A expense (income)	$313	7.5%	$266	7.9%	$(47)	(0.4	) pts

(1)
Amounts for the years ended September 30, 2018 and September 30, 2017 have been recast for ASU 2017-07, Compensation Retirement Benefits (Topic 715). For the years ended September 30, 2018 and 2017, $4 million and $2 million were reclassified out of SG&A and into Other income (expense), respectively.

Asbestos-related liability remeasurement
In fiscal year 2018, we recorded a $79 million charge related to the change in estimate resulting from the change in estimated forecast horizon for estimating pending and future asbestos claims (refer to Note 25 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

Asbestos-related expense, net of asbestos related insurance recoveries
In the fourth quarter of fiscal 2018, we entered into a settlement agreement with an insurer associated with Rockwell International Corporation ("Rockwell") asbestos liabilities to resolve disputed coverage resulting from asbestos claims. As a result, we recognized $31 million in probable recoveries of defense and indemnity costs related to that settlement agreement and from the change in estimate to the estimated forecast horizon (refer to Note 25 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). For the full fiscal year 2018, because we changed our estimated forecast horizon, we recognized an additional $32 million related to previous settlements with other insurance companies for probable recoveries of defense and indemnity costs associated with asbestos liabilities resulting from the change in estimate to the estimated forecast horizon (refer to Note 25 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). We recognized $13 million related to previous cash settlements with insurance companies for recoveries of defense and indemnity costs associated with asbestos liabilities in fiscal year 2017.

Litigation Settlements
We recognized a $10 million charge for a legal settlement related to a dispute with a joint venture in the second quarter of fiscal year 2017 (refer to Note 25 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

All other SG&A
All other SG&A, which represents normal selling, general and administrative expense, increased to support new programs and growth initiatives, but decreased as a percentage of sales.

Restructuring costs were $6 million in fiscal years 2018 and 2017. In fiscal years 2018 and 2017, these costs primarily related to employee severance costs recognized by our Aftermarket, Industrial and Trailer segment.

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

Operating income for fiscal year 2018 was $292 million, compared to $218 million in fiscal year 2017. Key items affecting income are discussed above.

Other income (expense), net for fiscal year 2018 was $26 million, compared to non-operating expense of $9 million in fiscal year 2017. The increase was primarily driven by higher pension and retiree medical income in fiscal year 2018. Amounts for fiscal years 2018 and 2017 have been recast for ASU 2017-07, Compensation Retirement Benefits (Topic 715). For the year ended September 30, 2018, $29 million of income and $4 million of expense was reclassified out of Cost of sales and SG&A, respectively, and into Non-operating income. For the year ended September 30, 2017, $13 million of expense and $2 million of income was reclassified out of Cost of sales and SG&A, respectively, and into Non-operating expense.

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

Provision for income taxes was $149 million in fiscal year 2018 compared to $52 million in fiscal year 2017. The year-over-year increase in tax expense was primarily driven by $57 million of non-cash tax expense related to the remeasurement of our deferred tax attributes as a result of the U.S. tax reform and $26 million of non-cash tax expense related to the one-time deemed repatriation of accumulated foreign earnings, which had no cash impact due to the use of foreign tax credits. Also, a tax planning strategy was implemented that resulted in a $4 million tax benefit from the reversal of a tax valuation allowance in Sweden.

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

Net income attributable to Meritor, Inc. was $117 million for fiscal year 2018 compared to $324 million for fiscal year 2017.Various factors affecting the decrease in net income were previously discussed.

Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins

The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for fiscal years 2018 and 2017 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA Margins
	2018 (1)	2017 (1)	Change	2018 (1)	2017 (1)	Change
Commercial Truck	$337	$224	$113	10.6%	9.1%	1.5
Aftermarket, Industrial and Trailer	150	126	24	12.8%	12.2%	0.6
Segment adjusted EBITDA	$487	$350	$137	11.7%	10.5%	1.2
(1)Amounts for the years ended September 30, 2018 and September 30, 2017 have been recast to reflect reportable segment changes.
Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck	Aftermarket, Industrial and Trailer	TOTAL
Segment adjusted EBITDA–Year ended September 30, 2017 (1)	$224	$126	$350
Lower earnings from sale of interest in Meritor WABCO joint venture	(27)	—	(27)
Higher earnings from unconsolidated affiliates	6	—	6
Higher short- and long-term variable compensation	(9)	(3)	(12)
2017 litigation settlement	10	—	10
Higher pension and retiree medical income, net	13	29	42
Volume, mix, performance and other	120	(2)	118
Segment adjusted EBITDA – Year ended September 30, 2018 (1)	$337	$150	$487
(1)Amounts for the years ended September 30, 2018 and September 30, 2017 have been recast to reflect reportable segment changes.

Commercial Truck Segment adjusted EBITDA was $337 million in fiscal year 2018, compared to $224 million in the prior fiscal year. Segment adjusted EBITDA margin increased to 10.6 percent in fiscal year 2018 compared to 9.1 percent in the prior fiscal year. The increases in segment adjusted EBITDA and segment adjusted EBITDA margin were driven primarily by conversion on higher revenue, the favorable impact of changes to retiree medical benefits and a one-time legal charge related to a dispute with a joint venture in the prior year that did not repeat, partially offset by lower affiliate earnings arising from the sale of our interest in the Meritor WABCO joint venture in the previous year and higher variable compensation.

Aftermarket, Industrial and Trailer Segment adjusted EBITDA was $150 million in fiscal year 2018, compared to $126 million in the prior fiscal year. Segment adjusted EBITDA margin increased to 12.8 percent in fiscal year 2018 compared to 12.2 percent in fiscal year 2017. The increases in both segment adjusted EBITDA and segment adjusted EBITDA margin were driven by the favorable impact of changes to retiree medical benefits and conversion on higher sales, partially offset by higher material and freight costs, primarily in our aftermarket business.

Cash Flows (in millions)

	Year Ended September 30,
	2019	2018	2017
OPERATING CASH FLOWS
Income from continuing operations	$295	$129	$329
Depreciation and amortization	87	84	75
Loss on debt extinguishment	—	8	36
Deferred income tax expense	40	74	38
Pension and retiree medical expense (income)	(37)	(31)	11
Pension settlement loss	—	6	—
Gain on sale of equity investment	—	—	(243)
Asset impairment	10	3	4
Equity in earnings of affiliates	(31)	(27)	(48)
Restructuring costs	8	6	6
Dividends received from equity method investments	23	17	44
Pension and retiree medical contributions	(16)	(21)	(38)
Asbestos related liability remeasurement	(31)	—	—
Contribution to Maremont trust	(48)	—	—
Restructuring payments	(5)	(8)	(15)
Increase in working capital	(14)	(113)	(70)
Changes in off-balance sheet accounts receivable securitization and factoring	(18)	11	26
Other, net	(7)	114	24
Cash flows provided by continuing operations	256	252	179
Cash flows used for discontinued operations	—	(1)	(3)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$256	$251	$176

Cash provided by operating activities for fiscal year 2019 was $256 million, compared to $251 million in fiscal year 2018 and $176 million in fiscal year 2017. The increase in cash flows provided by operating activities in fiscal year 2019 was due to higher earnings in fiscal year 2019 and lower working capital investments that were offset by the $48 million contribution of cash and repayment of a loan to fund the Maremont 524(g) Trust following the confirmation of the Plan. The increase in cash flows provided by operating activities in fiscal year 2018, compared to fiscal year 2017 was primarily driven by conversion on higher sales year over year.

	Year Ended September 30,
	2019	2018	2017
INVESTING CASH FLOWS
Capital expenditures	$(103)	$(104)	$(95)
Proceeds from sale of equity method investment	—	250	—
Cash paid for business acquisitions, net of cash acquired	(168)	(35)	(34)
Cash paid for investment in Transportation Power, Inc.	(6)	(6)	—
Other investing activities	6	6	—
Net investing cash flows provided by discontinued operations	—	—	2
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	$(271)	$111	$(127)

Cash used for investing activities was $271 million in fiscal year 2019, compared to cash provided by $111 million in fiscal year 2018 and cash used for investing activities of $127 million in fiscal year 2017. The decrease in cash provided by investing activities in fiscal year 2019 was driven by $168 million of cash paid for the acquisition of AxleTech, net of cash acquired, in the fourth quarter of fiscal year 2019.

The increase in cash provided by investing activities in fiscal year 2018 compared to fiscal year 2017 was driven by $250 million of proceeds received in the first quarter of fiscal year 2018 from the sale of our interest in Meritor WABCO in the fourth quarter of fiscal year 2017, partially offset by cash used for the acquisition of substantially all of the assets of AA Gear & Manufacturing, Inc. ("AAG"). Further, capital expenditures continue to increase as we invest in new product development to support our revenue growth and operational performance initiatives. Capital expenditures were $103 million in fiscal year 2019, compared to $104 million in fiscal year 2018 and $95 million in fiscal year 2017.

	Year September 30,
	2019	2018	2017
FINANCING CASH FLOWS
Repayment of notes and term loan	$—	$—	$(408)
Securitization	(38)	(43)	89
Term loan borrowings	175	—	—
Proceeds from debt issuance	—	—	325
Redemption of notes	(24)	(181)	(103)
Deferred issuance costs	(4)	—	—
Debt issuance costs	—	—	(12)
Other financing activities	(2)	(5)	(13)
Net change in debt	107	(229)	(122)
Repurchase of common stock	(96)	(100)	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$11	$(329)	$(122)
Cash provided by financing activities was $11 million in fiscal year 2019, compared to cash used for of $329 million in fiscal year 2018 and $122 million in fiscal year 2017. The decrease in cash used for financing activities in fiscal year 2019 compared to fiscal year 2018 was primarily related to a $175 million term loan facility utilized for our acquisition of AxleTech.
The increase in cash used for financing activities in fiscal year 2018 compared to fiscal year 2017 was primarily related to proceeds from the issuance of the $325 million principal amount of our 3.25 percent convertible senior notes due 2037 (the "3.25 Percent Convertible Notes") in fiscal year 2017 that did not repeat in fiscal year 2018 and the redemption of our 6.75 percent notes due 2021 (the "6.75 Percent Notes") in the first quarter of fiscal year 2018. We paid $185 million in fiscal year 2018 to redeem $175 million principal amount of our 6.75 Percent Notes (see Note 18 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). The increase in cash used for financing activities in fiscal year 2018 was also driven by the repurchase of 4.5 million shares of our common stock for $100 million (including commission costs) pursuant to the July 2016 equity repurchase authorization (see Note 20 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data) and a reduction in outstanding borrowings against our securitization facility.
In fiscal year 2017, cash was provided by financing activities through the issuance of $325 million principal amount of the 3.25 Percent Convertible Notes and outstanding borrowings against our securitization facility of $89 million. The net proceeds from the offering of the 3.25 Percent Convertible Notes were used, together with cash on hand, to repurchase portions of our outstanding 7.875 percent convertible senior notes due 2026 (the "7.875 Percent Convertible Notes") and our 4.0 Percent Convertible Notes. In fiscal year 2017, we spent approximately $272 million on the repurchase of $117 million principal amount of the 7.875 Percent Convertible Notes (see Note 18 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data) and approximately $139 million on the repurchase of $119 million principal amount of the 4.0 Percent Convertible Notes (see Note 18 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). In addition, we spent approximately $105 million on the redemption of $100 million principal amount of the 6.75 Percent Notes in fiscal year 2017.

Contractual Obligations

As of September 30, 2019, we are contractually obligated to make payments as follows (in millions):

	Total	2020	2021	2022	2023	2024 (2)	Thereafter (3)
Total debt (1)	$989	$10	$11	$19	$28	$573	$348
Operating leases	98	18	15	14	13	13	25
Interest payments on long-term debt	—	—	—	—	—	—	—
Total	$1,087	$28	$26	$33	$41	$586	$373

(1)	Total debt excludes unamortized discount on convertible notes of $34 million, unamortized issuance costs of $12 million, and original issuance discount of an insignificant amount.

(2)	Includes the 6.25 percent senior notes, which contain a call feature that allows for early redemption

(3)
Includes the 3.25 Percent Convertible Notes and 7.875 Percent Convertible Notes, which contain a put and call feature that allows for earlier redemption beginning in 2025 and 2020, respectively (refer to Note 18 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

We also sponsor defined benefit pension plans that cover certain of our U.S. employees and certain non-U.S. employees. Our funding practice provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries. Management expects funding for our retirement pension plans of approximately $6 million in fiscal year 2020.

We also sponsor retirement medical plans that cover certain of our U.S. and non-U.S. employees and retirees, including certain employees of divested businesses, and provide for medical payments to eligible employees and dependents upon retirement. Management expects gross retiree medical plan benefit payments of approximately $11 million, $9 million, $8 million, $6 million and $5 million in fiscal years 2020, 2021, 2022, 2023 and 2024, respectively, before consideration of any Part D reimbursement from the U.S. government.

Contractual obligations identified in the table above do not include liabilities associated with uncertain tax positions of $46 million due to the high degree of uncertainty regarding the future cash outflows associated with these amounts. For additional discussion of uncertain tax positions, refer to Note 24 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Liquidity

Our outstanding debt, net of discounts and unamortized debt issuance costs where applicable, is summarized below (in millions). For a detailed discussion of terms and conditions related to this debt, see Note 18 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

	September 30,
	2019	2018
Fixed-rate debt securities	$444	$444
Fixed-rate convertible notes	342	364
Term loan	175	—
Unamortized discount on convertible notes	(34)	(37)
Other borrowings	16	53
Total debt	$943	$824
Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs, restructuring and product development programs. We expect fiscal year 2020 capital expenditures to be approximately $120 million.

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
Sources of liquidity as of September 30, 2019, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 9/30/19	Readily Available as of 9/30/19	Current Expiration
On-balance sheet arrangements:
Revolving credit facility (1)	$625	$—	$625	June 2024 (1)
Committed U.S. accounts receivable securitization(2)	115	13	101	December 2022
Total on-balance sheet arrangements	740	13	726
Off-balance sheet arrangements: (2)
Committed Swedish Factoring Facility (3)	$169	$119	$—	March 2020
Committed U.S. Factoring Facility (3)	75	58	—	February 2023
Uncommitted U.K. Factoring Facility	27	6	—	February 2022
Uncommitted Italy Factoring Facility	33	23	—	June 2022
Other uncommitted factoring facilities (4)	N/A	20	N/A	None
Total off-balance sheet arrangements	304	226	—
Total available sources	$1,044	$239	$726

(1)
The availability under the revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant. The facility will expire in November 2023 if the outstanding amount of the 6.25 percent notes due 2024 is greater than $75 million at that time.

(2)Availability subject to adequate eligible accounts receivable available for sale.
(3)Actual amounts may exceed bank's commitment at bank's discretion.

(4)	There is no explicit facility size under the factoring agreement, but the counterparty approves the purchase of receivable tranches at its discretion.

Cash and Liquidity Needs – At September 30, 2019, we had $108 million in cash and cash equivalents, of which $48 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. We plan to repatriate approximately $39 million of this cash for which we've recorded an immaterial deferred tax liability for the related withholding taxes. In addition, we plan to utilize ongoing cash flow from domestic operations and external borrowings, to meet our liquidity needs in the U.S.

Our availability under the revolving credit facility is subject to a priority debt-to-EBITDA ratio covenant, as defined in the credit agreement, which may limit our borrowings under such agreement as of each quarter end. As long as we are in compliance with this covenant as of the quarter end, we have full availability under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At September 30, 2019, we were in compliance with this covenant under our credit agreement.

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

On November 2, 2018, our Board of Directors authorized the repurchase of up to $200 million of our common stock from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and our debt covenants. This authorization superseded the prior July 2016 equity repurchase authorization. In the first quarter of fiscal year 2019, we repurchased 3.0 million shares of common stock for $50 million (including commission costs) pursuant to this repurchase authorization. In the third quarter of fiscal year 2019, we repurchased 1.0 million shares of common stock for $21 million (including commission costs) pursuant to this authorization.
On July 26, 2019, our Board of Directors authorized the repurchase of up to $250 million of our common stock from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and our debt covenants. This authorization supersedes the remaining authority under the prior November 2018 equity repurchase authorization described above. In the fourth quarter of fiscal year 2019, we repurchased 1.3 million shares of our common stock for $25 million (including commission costs). The amount remaining available for repurchases under this repurchase authorization was $225 million as of September 30, 2019. On November 7, 2019, the Board of Directors increased the amount of this repurchase authorization to $325 million.
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

On November 2, 2018, our Board of Directors authorized the repurchase of up to $100 million aggregate principal amount of any of our debt securities (including convertible debt securities) from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and our debt covenants. This authorization supersedes the prior July 2016 debt repurchase authorization. The amount remaining available for repurchases under this repurchase authorization was $76 million as of September 30, 2019.
Redemption of 6.75 Percent Notes - On September 28, 2017, we redeemed $100 million of the outstanding $275 million aggregate principal amount of our 6.75 Percent Notes at a price of $1,033.75 per $1,000 of principal amount, plus accrued and unpaid interest. As a result, a loss on debt extinguishment of $5 million was recorded in the Consolidated Statement of Operations within Interest expense, net during fiscal year 2017. The redemption was made pursuant to the July 2016 debt repurchase authorization (see Note 20 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplemental Data).
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
Redemption of 4.0 Percent Notes - On February 15, 2019, we redeemed $19 million of the outstanding $24 million aggregate principal amount outstanding of the 4.0 Percent Convertible Notes at a price of 100 percent of the accreted principal amount, plus accrued and unpaid interest. On June 7, 2019, we redeemed the remaining $5 million aggregate principal amount outstanding of the 4.0 Percent Convertible Notes at a price equal to 100 percent of the accreted principal amount, plus accrued and unpaid interest. The 4.0 Percent Convertible Notes were classified as current as of September 30, 2018 as the securities were redeemable at the option of the holder on February 15, 2019, at a repurchase price in cash equal to 100 percent of the accreted principal amount of the securities to be repurchased plus accrued and unpaid interest.
Revolving Credit Facility - On June 7, 2019, we amended and restated our revolving credit facility. Pursuant to the revolving credit agreement, as amended, we have a $625 million revolving credit facility and a $175 million term loan facility, which was utilized for our acquisition of AxleTech, that mature in June 2024 (with a springing maturity in November 2023 if the outstanding amount of the 6.25 Percent Notes is greater than $75 million).

 The availability under the revolving credit facility is subject to a financial covenant based on the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA. We are required to maintain a total priority debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement. At September 30, 2019, we were in compliance with this covenant under the revolving credit facility with a ratio of approximately 0.5x for the priority debt-to-EBITDA ratio covenant.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating or our total leverage ratio, as defined in the agreement. At September 30, 2019, the margin over LIBOR rate was 200 basis points, and the commitment fee was 30 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 100 basis points.
Certain of our subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under our indentures (see Note 29 of the Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplemental Data).
No borrowings were outstanding under the revolving credit facility as of September 30, 2019 and September 30, 2018. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. As of September 30, 2019 and September 30, 2018, there were no letters of credit outstanding under the revolving credit facility.
U.S. Securitization Program – As of September 30, 2018, the U.S. accounts receivable securitization facility size was $100 million. On September 16, 2019, we entered into an amendment that increased the size of the facility to $115 million and extended its expiration date to December 2022. The maximum permitted priority debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents party to the agreement from time to time (participating lenders). Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the Consolidated Balance Sheet. As of September 30, 2019, $9 million was outstanding under this program, and $4 million was outstanding under related letters of credit. As of September 30, 2018, $46 million was outstanding under this program, and $11 million was outstanding under related letters of credit. This securitization program contains a cross default to our revolving credit facility. As of September 30, 2019, we were in compliance with all covenants under our credit agreement (see Note 18 of the Notes to the Consolidated Financial Statements). At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash received from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal year ends.
Capital Leases – We had $7 million of outstanding capital lease arrangements as of September 30, 2019 and 2018.
Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under our revolving credit facility if the defaulted amount exceeds $35 million per bank. As of September 30, 2019 and 2018, we had $30 million and $22 million, respectively, outstanding under this program at more than one bank.
     Credit Ratings –At November 11, 2019, our Standard & Poor’s corporate credit rating and senior unsecured credit rating were BB and BB-, respectively, and our Moody’s Investors Service corporate credit rating and senior unsecured credit rating are Ba3 and B1, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.

Off-Balance Sheet Arrangements

Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at September 30, 2019 of $226 million, of which $177 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $49 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the Consolidated Balance Sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.
The Swedish facility is backed by 364-day liquidity commitment from Nordea Bank, which was renewed through January 10, 2020. Commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in case of the U.K. and Italy commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).
Letter of Credit Facilities – On February 21, 2014, we amended and restated our letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, which expired in March 2019, we had the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $25 million. This facility contained covenants and events of default generally similar to those existing in our public debt indentures. There were $1 million of letters of credit outstanding under this facility at September 30, 2018. On March 20, 2019, we allowed this facility to expire. The letters of credit previously provided under this facility were replaced with letters of credit issued under our U.S. accounts receivable securitization facility with PNC Bank. There were $8 million of letters of credit outstanding through other letter of credit facilities as of September 30, 2019 and 2018.

Contingencies

Contingencies related to environmental, asbestos and other matters are discussed in Note 25 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

Pensions — Our defined benefit pension plans and retirement medical plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including the mortality of participants. Our pension obligations are determined annually and were measured as of September 30, 2019 and 2018.

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

The U.S. plans include a qualified and non-qualified pension plan. In fiscal years 2019 and 2018, the only significant non-U.S. plan is located in the U.K. The following are the significant assumptions used in the measurement of the projected benefit obligation ("PBO") and net periodic pension expense:

	2019		2018
	U.S.	U.K.	U.S.	U.K.
Assumptions as of September 30:
Discount rate	3.10%	1.80%	4.30%	2.90%
Assumed return on plan assets (beginning of the year)(1)	7.75%	6.00%	7.75%	6.00%

(1)	The assumed return on plan assets for fiscal year 2020 is 7.75 percent for the U.S. plan and 5.75 percent for the U.K. plan.

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

These assumptions reflect our historical experience and our best judgments regarding future expectations. The effects of the indicated increase and decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the plans in 2019, are shown below (in millions):

	Effect on All Plans – September 30, 2019
	Percentage Point Change	Increase (Decrease) in PBO	Increase (Decrease) in Pension Expense
Assumption:
Discount rate	-0.5 pts	$120	$—
	+0.5 pts	(107)	—
Assumed return on plan assets	-1.0 pts	N/A (1)	14
	+1.0 pts	N/A (1)	(14)
(1) Not Applicable

Accounting guidance applicable to pensions does not require immediate recognition of the effects of a deviation between actual and assumed experience and the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss in the footnotes. Based on the September 30, 2019 and 2018 measurement dates, we had an unrecognized loss of $806 million and $699 million, respectively. A portion of this loss is amortized into earnings each fiscal year. Unrecognized losses for the U.S. and U.K. plans are being amortized into net periodic pension expense over the average life expectancy of the inactive participants of approximately 16 years and 26 years, respectively.

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

The investment strategies for the pension plans are designed to achieve an appropriate diversification of investments as well as safety and security of the principal invested. Assets invested are allocated to certain global sub-asset categories within prescribed ranges in order to promote international diversification across security type, issuer type, investment style, industry group, and economic sector. Assets of the plans are both actively and passively managed. Policy limits are placed on the percentage of plan assets that can be invested in a security of any single issuer and minimum credit quality standards are established for debt securities. Meritor securities did not comprise any of the value of our worldwide pension assets as of September 30, 2019.

Based on current assumptions, the fiscal year 2020 net pension income is estimated to be $21 million.

Retiree Medical — We have retirement medical plans that cover certain of our U.S. and non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement. Our retiree medical obligations were measured as of September 30, 2019 and September 30, 2018.

The following are the significant assumptions used in the measurement of the accumulated postretirement benefit obligation (APBO):

	2019	2018
Assumptions as of September 30:
Discount rate	2.98%	4.05%
Health care cost trend rate	6.36%	6.18%
Ultimate health care trend rate	4.69%	4.63%
Year ultimate rate is reached	2028	2024

The discount rate is the rate used to calculate the present value of the APBO. The rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. We used the corporate AA/Aa bond rate for this assumption.

The health care cost trend rate represents our expected annual rates of change in the cost of health care benefits. Our projection for fiscal year 2020 is 6.36 percent. For measurement purposes, the annual increase in health care costs was assumed to decrease gradually to 4.69 percent by fiscal year 2028 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2019	2018
Effect on total of service and interest cost
1% Increase	$—	$—
1% Decrease	—	—
Effect on APBO
1% Increase	5	4
1% Decrease	(4)	(4)

Based on current assumptions, fiscal year 2020 retiree medical income is estimated to be approximately $20 million.

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

Asbestos — Rockwell — ArvinMeritor, Inc. ("AM"), a predecessor of Meritor, along with many other companies, has been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. Rockwell had approximately 1,400 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at September 30, 2019 and 2018.

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

As of September 30, 2019, the estimated probable range of equally likely possibilities of our obligation for asbestos-related claims over the next 40 years is $91 million to $181 million. Based on the information contained in the actuarial study, and all other available information considered, management concluded that no amount within the range of potential liability was more likely than any other and, therefore, recorded the low end of the range. We recognized a liability for pending and future claims of $91 million as of September 30, 2019 compared to a liability of $103 million as of September 30, 2018. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.

Recoveries: Rockwell has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. In 2004, we initiated litigation against certain of these carriers to enforce the insurance policies. During the fourth quarter of fiscal year 2016, we executed settlement agreements with two of these carriers, thereby resolving the litigation against those particular carriers. Pursuant to the terms of one of those settlement agreements, in the fourth quarter of fiscal year 2016 we received $32 million in cash from an insurer, of which $10 million was recognized as a reduction in asbestos expense, and $22 million was recorded as a liability to the insurance carrier as it is required to be returned to the carrier if additional asbestos liability is not ultimately incurred. During fiscal years 2018 and 2017, Rockwell recognized an additional $12 million and $10 million, respectively of the cash settlement proceeds as a reduction in asbestos expense. During the fourth quarter of fiscal year 2018, we entered into a settlement agreement to resolve additional disputed coverage resulting from asbestos claims. On September 15, 2018, we received $3 million in cash and recorded a $28 million insurance receivable related to this settlement. The insurance receivables for Rockwell’s asbestos-related liabilities totaled $61 million and $68 million as of September 30, 2019 and 2018, respectively. Included in the September 30, 2018 amount is an increase to previous settlement receivables resulting from the extended forecast horizon which led to a balance of $40 million for those previous settlement receivables as of September 30, 2018

The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities and recoveries for asbestos-related claims are subject to considerable uncertainty because such liabilities and recoveries are influenced by variables that are difficult to predict. The future litigation environment for Rockwell could change significantly from its past experience, due, for example, to changes in the mix of claims filed against Rockwell in terms of plaintiffs’ law firm, jurisdiction and disease; legislative or regulatory developments; our approach to defending claims; or payments to plaintiffs from other defendants. Estimated recoveries are influenced by coverage issues among insurers and the continuing solvency of various insurance companies. If the assumptions with respect to the estimation period, the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on us, could differ materially from current estimates and, therefore, could have a material impact on our financial condition and results of operations.

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
Realignment of Reporting Units
As discussed in Note 26 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, we realigned our operations in the second quarter of fiscal year 2019, resulting in a change to our reportable segments. As a result of the change in reportable segments, our reporting units changed. The Commercial Truck segment contains one reporting unit. The Aftermarket, Industrial and Trailer segment contains five reporting units. Goodwill was reassigned to the new reporting units using a relative fair value allocation.
Acquisition of AxleTech Business
On July 26, 2019, we acquired 100 percent of the voting equity interest of the AxleTech group companies for approximately $179 million in cash, subject to certain purchase price adjustments. We funded the acquisition with the term loan under our credit agreement (see Note 18 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). We recorded a provisional amount of goodwill of $61 million for the excess of consideration paid over the fair value of the individual assets acquired and liabilities assumed, excluding identifiable intangible assets. The addition of AxleTech enhances our growth platform with the addition of a complementary product portfolio that includes a full line of independent suspensions, axles, braking solutions and drivetrain components across the off-highway, defense, specialty and aftermarket markets. AxleTech operates within the Aftermarket, Industrial and Trailer segment.
Acquisition of AA Gear & Manufacturing, Inc. Business
On April 30, 2018, we acquired substantially all of the assets of AAG for a cash purchase price of approximately $35 million. The AAG acquisition was accounted for as a business combination. We recorded goodwill in the amount of $12 million for the excess of consideration paid over the fair value of the individual assets acquired and liabilities assumed, excluding identifiable intangible assets. This recorded goodwill consists largely of the synergies and economies of scale expected from combining our operations. All of the goodwill was assigned to the Aftermarket, Industrial and Trailer reportable segment. All goodwill recognized is expected to be deductible for income tax purposes over the next 15 years.
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
For fiscal year 2019, the fair value of all of our reporting units exceeded their carrying values.

Impairment of Long-Lived Assets — Long-lived assets, excluding goodwill, to be held and used are reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. An impairment loss is recognized when a long-lived asset group is not recoverable, based on undiscounted cash flows over the remaining useful life of the primary asset of the group, and the long-lived asset group’s carrying value exceeds the fair value. If business conditions or other factors cause the operating results and cash flows to decline, we may be required to record impairment charges at that time. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Significant judgments and estimates used by management when evaluating long-lived assets for impairment include:

•	An assessment as to whether an adverse event or circumstance has triggered the need for an impairment review;

•	Undiscounted future cash flows generated by the asset; and

•	Probability and estimated future cash flows associated with alternative courses of action that are being considered to recover the carrying amount of a long-lived asset.

During fiscal year 2019, we determined that we had an impairment trigger related to the AAG business, and by performing the recoverability test, we concluded that the undiscounted future cash flows could not recover the net assets of the business. We then determined that the carrying value of the business exceeded its fair value. As a result, an impairment charge of $9 million was recorded within other operating expense, net. Earlier in fiscal year 2019, an unrelated $1 million of other long-lived asset impairment charges were recorded.
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

In prior years, we established valuation allowances against the net deferred tax assets of its 100%-owned subsidiaries in France, Germany, Brazil, the U.K. and certain other countries. In evaluating our ability to recover these net deferred tax assets, we utilized a consistent approach which considers its historical operating results, including an assessment of the degree to which any gains or losses are driven by items that are unusual in nature and tax planning strategies. In addition, we reviewed changes in near-term market conditions and other factors that impact future operating results.

During the fourth quarter of fiscal year 2018, as a result of sustained profitability in Brazil evidenced by strong earnings history, future forecasted income, and additional positive evidence, we determined it was more likely than not we would be able to realize the deferred tax assets in Brazil. Accordingly, we reversed the valuation allowance, resulting in a non-cash income tax benefit of $9 million.

As of September 30, 2019, we continue to maintain the valuation allowances in France, Germany, the U.K. and certain other jurisdictions, as we believe the negative evidence continues to outweigh the positive evidence that it will be able to recover these net deferred tax assets. If, in the future, we generate taxable income on a sustained basis, our conclusion regarding the need for valuation allowances in these jurisdictions could change.

The expiration periods for deferred tax assets related to net operating losses and tax credit carryforwards as of September 30, 2019 are included below (in millions). Also included are the associated valuation allowances on these deferred tax assets (in millions).

	Fiscal Year Expiration Periods
	2020-2024	2025-2034	2035-2039	Indefinite	Total
Net Operating Losses and Tax Credit Carryforwards	$14	$30	$11	$175	$230
Valuation Allowances on these Deferred Tax Assets	$5	$11	$—	$172	$188

On December 22, 2017, the U.S. government enacted the U.S. tax reform. The U.S. tax reform made broad and complex changes to the U.S. tax code that affected our fiscal year ended September 30, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent and requiring a one-time transition tax on deemed repatriated earnings of foreign subsidiaries.
The SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the U.S. tax reform. SAB 118 provides a measurement period that should not extend beyond one year from the U.S. tax reform enactment date for companies to complete the accounting under ASC 740. We completed our accounting for the enactment date income tax effects of U.S. tax reform as of December 31, 2018. As reflected in the September 30, 2019 financial statements, the results of this accounting were a reduction to the estimated tax expense at September 30, 2018 from $89 million to $87 million for the refinement of the U.S. tax reform items.
Additionally, we have accounted for the tax impacts related to the Global Intangible Low Tax Income ("GILTI"), Base Erosion Anti Abuse Tax ("BEAT") and Foreign Derived Intangible Income ("FDII") regimes as well as all other provisions of the U.S. tax reform that are effective in fiscal year 2019. We have elected to treat GILTI as a period cost and, therefore, have not recognized deferred taxes for basis differences that may reverse as GILTI tax in future periods.

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
     As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our Consolidated Financial Statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal year 2019, our reported financial results were adversely affected by appreciation of the U.S. dollar against foreign currencies. For fiscal year 2018, our reported financial results benefited from depreciation of the U.S. dollar against foreign currencies.
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
 We use foreign currency option contracts to mitigate foreign currency exposure on expected future Indian Rupee-denominated purchases. In the fourth quarter of fiscal year 2016, we entered into a new series of foreign currency option contracts with expiration dates from the start of the first quarter of fiscal year 2017 through the end of fiscal year 2018. In the third quarter of fiscal year 2017, we monetized our outstanding foreign currency option contracts and, in the third and fourth quarters of fiscal year 2017, entered into a new series of foreign currency option contracts with expiration dates in fiscal year 2018 and fiscal year 2019. In the third quarter of fiscal year 2018, we entered into a new series of foreign currency option contracts with expiration dates in fiscal year 2020. Changes in fair value associated with these contracts are recorded in cost of sales in the Consolidated Statements of Operations.
We use foreign currency option contracts to mitigate foreign currency exposure on expected future South Korean won-denominated purchases. In the first quarter of fiscal year 2018, we entered into a new series of foreign currency option contracts with expiration dates from the start of the third quarter of fiscal year 2018 through the end of fiscal year 2018. In the fourth quarter of fiscal year 2018, we entered into a new series of foreign currency option contracts with expiration dates from the start of the first quarter of fiscal year 2019 through the end of fiscal year 2019. In the third quarter of fiscal year 2019, we entered into a new series of foreign currency option contracts with expiration dates from the fourth quarter of fiscal year 2019 through the third quarter of fiscal year 2020. Changes in fair value associated with these contracts are recorded in cost of sales in the Consolidated Statements of Operations.
We use foreign currency option contracts to mitigate foreign currency exposure on expected future Brazilian real-denominated purchases. In the third quarter of fiscal year 2018, we entered into a new series of foreign currency option contracts with expiration dates from the start of the fourth quarter of fiscal year 2018 through the end of fiscal year 2019. In the fourth quarter of fiscal year 2018, we entered into a new series of foreign currency option contracts with expiration dates from the last two quarters of fiscal year 2019 through the first two quarters of fiscal year 2020. Changes in fair value associated with these contracts are recorded in cost of sales in the Consolidated Statements of Operations.
In the first quarter of fiscal year 2016, due to the risk of volatility of the euro as compared to the U.S. dollar, we entered into a series of foreign currency option contracts that did not qualify for hedge accounting but were expected to mitigate foreign currency translation exposure of euro earnings to U.S. dollars. In the third and fourth quarters of fiscal year 2017, we entered into a new series of foreign currency option contracts with expiration dates in fiscal year 2017 and fiscal year 2018. In the second and third quarters of fiscal year 2019, we entered into a new series of foreign currency option contracts with expiration dates in the third and fourth quarters of fiscal year 2019. In the fourth quarter of fiscal year 2019, we entered into a new series of foreign currency option contracts with expiration dates in the first and second quarters of fiscal year 2020. Changes in fair value associated with these contracts were recorded in other income, net, in the Consolidated Statement of Operations.

In the first quarter of fiscal year 2016, due to the risk of volatility of the Swedish krona as compared to the U.S. dollar, we entered into a series of foreign currency option contracts that did not qualify for hedge accounting but were expected to mitigate foreign currency translation exposure of Swedish krona earnings to U.S. dollars. In the fourth quarter of fiscal year 2017, we entered into a new series of foreign currency option contracts with expiration dates in fiscal year 2018. In the second and third quarters of fiscal year 2019, we entered into a new series of foreign currency option contracts with expiration dates in the third and fourth quarters of fiscal year 2019. Changes in fair value associated with these contracts were recorded in other income, net, in the Consolidated Statements of Operations.
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
In the third quarter of fiscal year 2018, we entered into multiple cross-currency swaps. These swaps hedged a portion of the net investment in a certain European subsidiary against volatility in the euro/U.S. dollar foreign exchange rate. In the third quarter of fiscal year 2019, we unwound these cross-currency swaps and received proceeds of $19 million, $2 million of which related to net accrued interest receivable. We also entered into multiple new cross-currency swaps with a combined notional amount of $225 million. These swaps hedge a portion of the net investment in a certain European subsidiary against volatility in the euro/U.S. dollar foreign exchange rate. They mature in October 2022.
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

Market Risk	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase / (Decrease) In
Foreign Currency Sensitivity:
Forward contracts in USD (1)	1.7	(1.7)	Fair Value
Forward contracts in Euro (1)	(4.2)	4.2	Fair Value
Foreign currency denominated debt (2)	0.5	(0.5)	Fair Value
Foreign currency option contracts in USD	1.5	0.1	Fair Value
Foreign currency option contracts in Euro	(0.3)	4.2	Fair Value
Cross-currency swaps	(25.1)	25.1	Fair Value

Interest Rate Sensitivity:	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase / (Decrease) In
Debt - fixed rate (3)	$(31.7)	$31.3	Fair Value
Debt - variable rate	(0.9)	0.9	Cash Flow
____________________

(1)
Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)
At September 30, 2019, the fair value of outstanding foreign currency denominated debt was $4.9 million. A 10% decrease in quoted currency exchange rates would result in a decrease of $0.5 million in foreign currency denominated debt. At September 30, 2019, a 10% increase in quoted currency exchange rates would result in an increase of $0.5 million in foreign currency denominated debt.

(3)
At September 30, 2019, the fair value of outstanding debt was $1,013 million. A 50 basis points decrease in quoted interest rates would result in an increase of $31.3 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in a decrease of $31.7 million in the fair value of fixed rate debt.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Meritor, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Meritor, Inc. and subsidiaries (the "Company") as of September 29, 2019 and September 30, 2018, the related consolidated statements of operations, comprehensive income, equity (deficit), and cash flows, for each of the three years in the period ended September 29, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2019 and September 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 13, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Contingencies - Asbestos-related reserves - Rockwell - Refer to Note 25 to the financial statements
Critical Audit Matter Description
Reserves related to these claims consist of the projected indemnity and defense costs of pending and future asbestos-related claims. The Company engaged a third-party advisor with extensive experience in assessing asbestos-related liabilities to conduct a study to estimate its potential undiscounted liability for pending and future asbestos-related claims. As of September 29, 2019, the estimated probable range of equally likely possibilities of the Company’s obligation for asbestos-related claims over the next 40 years is $91 million to $181 million. Based on the information contained in the actuarial study, and all other available information considered, management concluded that no amount within the range of potential liability was more likely than any other and, therefore, recorded the low end of the range. The Company recognized a liability for pending and future claims of $91 million as of September 29, 2019.
We identified asbestos-related reserves for Rockwell as a critical audit matter because estimating projected indemnity and defense costs of pending and future asbestos-related claims involves significant estimation by management due to variables that are difficult to predict and the range of possible outcomes. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether the asbestos related reserves were appropriately recorded as of September 29, 2019.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the asbestos-related reserves for Rockwell included the following, among others:

•
We tested the effectiveness of controls related to asbestos-related reserves, including management’s controls over estimating projected indemnity and defense costs of pending and future asbestos-related claims.

•	We assessed the qualifications, experience, and objectivity of management’s third-party advisor.

•	We tested the underlying data that served as the basis for the actuarial analysis, including historical claims, to test the inputs to the actuarial estimate for completeness and accuracy.

•
We compared management’s prior-year projected indemnity and defense costs of pending and future asbestos-related claims to actuals incurred during the current year to identify potential bias in the determination of the reserve, as well as to assess management’s ability to estimate the reserve.

•
With the assistance of our actuarial specialists that have experience in the area of asbestos-related reserves, we assessed the reasonableness of the valuation methodology, significant assumptions, and the range of probable outcomes estimated by management.

/s/	DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Detroit, Michigan
November 13, 2019

We have served as the Company's auditor since 1996.

MERITOR, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share amounts)

	Year Ended September 30,
	2019	2018	2017
Sales	$4,388	$4,178	$3,347
Cost of sales	(3,748)	(3,553)	(2,850)
GROSS MARGIN	640	625	497
Selling, general and administrative	(256)	(313)	(266)
Restructuring costs	(8)	(6)	(6)
Other operating expense, net	(13)	(14)	(7)
OPERATING INCOME	363	292	218
Other income (expense), net	40	26	(9)
Gain on sale of equity investment	—	—	243
Equity in earnings of affiliates	31	27	48
Interest expense, net	(57)	(67)	(119)
INCOME BEFORE INCOME TAXES	377	278	381
Provision for income taxes	(82)	(149)	(52)
INCOME FROM CONTINUING OPERATIONS	295	129	329
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	1	(3)	(1)
NET INCOME	296	126	328
Less: Net income attributable to noncontrolling interests	(5)	(9)	(4)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$291	$117	$324
NET INCOME ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$290	$120	$325
Income (loss) from discontinued operations	1	(3)	(1)
Net income	$291	$117	$324
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$3.49	$1.37	$3.69
Discontinued operations	0.01	(0.03)	(0.01)
Basic earnings per share	$3.50	$1.34	$3.68
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$3.36	$1.31	$3.60
Discontinued operations	0.01	(0.03)	(0.01)
Diluted earnings per share	$3.37	$1.28	$3.59
Basic average common shares outstanding	83.2	87.5	88.0
Diluted average common shares outstanding	86.3	91.2	90.2
See Notes to Consolidated Financial Statements. Prior periods have been recast, see Note 2.

MERITOR, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2019	2018	2017
Net income	$296	$126	$328
Other comprehensive income:
Foreign currency translation adjustments	(18)	(51)	25
Pension and other postretirement benefit related adjustments (net of tax of $22, $6 and $147 for the year ended September 30, 2019, 2018 and 2017, respectively)	(96)	24	240
Unrealized gain (loss) on cash flow hedges	(2)	4	(1)
Total comprehensive income	180	103	592
Less: Comprehensive income attributable to noncontrolling interest	(4)	(7)	(4)
Comprehensive income attributable to Meritor, Inc.	$176	$96	$588
See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED BALANCE SHEET
(In millions)

	September 30,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$108	$115
Receivables, trade and other, net	551	588
Inventories	526	477
Other current assets	31	46
TOTAL CURRENT ASSETS	1,216	1,226
NET PROPERTY	515	483
GOODWILL	478	421
OTHER ASSETS	606	596
TOTAL ASSETS	$2,815	$2,726
LIABILITIES, MEZZANINE EQUITY AND EQUITY
CURRENT LIABILITIES:
Short-term debt	$41	$94
Accounts and notes payable	610	700
Other current liabilities	285	290
TOTAL CURRENT LIABILITIES	936	1,084
LONG-TERM DEBT	902	730
RETIREMENT BENEFITS	336	262
OTHER LIABILITIES	226	332
TOTAL LIABILITIES	2,400	2,408
COMMITMENTS AND CONTINGENCIES (NOTE 25)
MEZZANINE EQUITY
Convertible debt with cash settlement	—	1
EQUITY:
Common stock (September 30, 2019 and 2018, 104.1 and 102.2 shares issued and 81.4 and 84.9 shares outstanding, respectively)	104	102
Additional paid-in capital	803	787
Retained earnings	491	200
Treasury stock, at cost (September 30, 2019 and September 30, 2018, 22.7 and 17.3 shares, respectively)	(332)	(236)
Accumulated other comprehensive loss	(681)	(566)
Total equity attributable to Meritor, Inc.	385	287
Noncontrolling interests	30	30
TOTAL EQUITY	415	317
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,815	$2,726

See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended September 30,
	2019	2018	2017
OPERATING ACTIVITIES
CASH PROVIDED BY OPERATING ACTIVITIES (see Note 28)	$256	$251	$176
INVESTING ACTIVITIES
Capital expenditures	(103)	(104)	(95)
Proceeds from sale of equity method investment	—	250	—
Cash paid for business acquisitions, net of cash acquired	(168)	(35)	(34)
Cash paid for investment in Transportation Power, Inc.	(6)	(6)	—
Other investing activities	6	6	—
Net investing cash flows provided by (used for) continuing operations	(271)	111	(129)
Net investing cash flows provided by discontinued operations	—	—	2
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(271)	111	(127)
FINANCING ACTIVITIES
Securitization	(38)	(43)	89
Proceeds from debt issuances	—	—	325
Term loan borrowings	175	—	—
Redemption of notes	(24)	(181)	(103)
Repayment of notes and term loan	—	—	(408)
Deferred issuance costs	(4)	—	—
Debt issuance costs	—	—	(12)
Other financing activities	(2)	(5)	(13)
Net change in debt	107	(229)	(122)
Repurchase of common stock	(96)	(100)	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	11	(329)	(122)
EFFECT OF CHANGES IN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(3)	(6)	1
CHANGE IN CASH AND CASH EQUIVALENTS	(7)	27	(72)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	115	88	160
CASH AND CASH EQUIVALENTS AT END OF YEAR	$108	$115	$88

See Notes to Consolidated Financial Statements.

MERITOR, INC. CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity (Deficit) Attributable to Meritor, Inc.	Non- controlling Interests	Total
Beginning balance at September 30, 2018	$102	$787	$200	$(236)	$(566)	$287	$30	$317
Comprehensive income (loss)	—	—	291	—	(115)	176	4	180
Vesting of restricted stock	2	(2)	—	—	—	—	—	—
Equity based compensation expense	—	18	—	—	—	18	—	18
Repurchase of common stock	—	—	—	(96)	—	(96)	—	(96)
Non-controlling interest dividends	—	—	—	—	—	—	(4)	(4)
Ending balance at September 30, 2019	$104	$803	$491	$(332)	$(681)	$385	$30	$415

Beginning balance at September 30, 2017	$101	$765	$83	$(136)	$(545)	$268	$27	$295
Comprehensive income (loss)	—	—	117	—	(21)	96	7	103
Vesting of restricted stock	1	(1)	—	—	—	—	—	—
Equity based compensation expense	—	20	—	—	—	20	—	20
Repurchase of common stock	—	—	—	(100)	—	(100)	—	(100)
Convertible securities with cash settlement	—	1	—	—	—	1	—	1
Non-controlling interest dividends	—	—	—	—	—	—	(2)	(2)
Other	—	2	—	—	—	2	(2)	—
Ending balance at September 30, 2018	$102	$787	$200	$(236)	$(566)	$287	$30	$317

Beginning balance at September 30, 2016	$99	$876	$(241)	$(136)	$(809)	$(211)	$25	$(186)
Comprehensive income (loss)	—	—	324	—	264	588	4	592
Vesting of restricted stock	2	(2)	—	—	—	—	—	—
Repurchase of convertible notes	—	(156)	—	—	—	(156)	—	(156)
Issuance of convertible notes	—	41	—	—	—	41	—	41
Equity based compensation expense	—	19	—	—	—	19	—	19
Debt issuance costs	—	(1)	—	—	—	(1)	—	(1)
Stock option exercises	—	2	—	—	—	2	—	2
Convertible securities with cash settlement	—	(2)	—	—	—	(2)	—	(2)
Non-controlling interest dividends	—	—	—	—	—	—	(2)	(2)
Other	—	(12)	—	—	—	(12)	—	(12)
Ending balance at September 30, 2017	$101	$765	$83	$(136)	$(545)	$268	$27	$295

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

The company’s fiscal year ends on the Sunday nearest September 30. The 2019, 2018 and 2017 fiscal years ended on September 29, 2019, September 30, 2018 and October 1, 2017, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 is used consistently throughout this report to represent the fiscal year end.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates. Significant estimates and assumptions were used to review goodwill and other long-lived assets for impairment (see Notes 7 and 13), environmental liabilities (see Notes 16 and 17), product warranty liabilities (see Note 16), long-term incentive compensation plan obligations (see Note 21), retiree medical and pension obligations (see Notes 22 and 23), income taxes (see Note 24), and contingencies including asbestos (see Note 25).

Concentration of Credit Risk

In the normal course of business, the company provides credit to customers. The company limits its credit risk by performing ongoing credit evaluations of its customers and maintaining reserves for potential credit losses and through accounts receivable factoring programs. The company’s accounts receivables are generally due from medium- and heavy-duty truck OEMs, specialty vehicle manufacturers, aftermarket customers, and trailer producers. The company’s ten largest customers accounted for 77 percent, 75 percent and 74 percent of sales in fiscal years 2019, 2018 and 2017, respectively. Sales to the company's top three customers were 54 percent, 52 percent and 49 percent of total sales in fiscal years 2019, 2018 and 2017, respectively. At September 30, 2019 and 2018, 26 percent and 23 percent of the company's trade accounts receivable were from the company's three largest customers.

Consolidation and Joint Ventures

The Consolidated Financial Statements include the accounts of the company and those subsidiaries in which the company has control. All intercompany balances and transactions are eliminated in consolidation. The results of operations of controlled subsidiaries are included in the Consolidated Financial Statements and are offset by a related noncontrolling interest recorded for the noncontrolling partners’ ownership. Investments in affiliates that are not controlled are reported using the equity method of accounting (see Note 15).

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

Impairment of Long-Lived Assets

Long-lived assets, excluding goodwill, to be held and used are reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. An impairment loss is recognized when a long-lived asset group is not recoverable,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

based on undiscounted cash flows over the remaining useful life of the primary asset of the group, and the long lived asset goup's carrying value exceeds the fair value.

Long-lived assets held for sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell.

Allowance for Doubtful Accounts

An allowance for uncollectible trade receivables is recorded when accounts are deemed uncollectible based on consideration of write-off history, aging analysis, and any specific, known troubled accounts.

Earnings per Share

Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of restricted shares, restricted share units, performance share units, and convertible securities, if applicable.

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Year Ended September 30,
	2019	2018	2017
Basic average common shares outstanding	83.2	87.5	88.0
Impact of restricted shares, restricted share units and performance share units	2.2	2.8	1.7
Impact of convertible notes	0.9	0.9	0.5
Diluted average common shares outstanding	86.3	91.2	90.2

In November 2018, the Board of Directors approved a grant of performance share units to all executives eligible to participate in the company's long-term incentive plan. Each performance share unit represents the right to receive one share of common stock or its cash equivalent upon achievement of certain performance and time vesting criteria. The fair value of each performance share unit was $16.50, which was the company’s share price on the grant date of December 1, 2018. The Board of Directors also approved a grant of 0.4 million restricted share units to these executives. The restricted share units vest at the earlier of three years from the date of grant or upon termination of employment with the company under certain circumstances. The fair value of each restricted share unit was $16.50, which was the company's share price on the grant date of December 1, 2018.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The actual number of performance share units that vested depended upon the company’s performance relative to the established M2019 goals for the three-year performance period of October 1, 2016 to September 30, 2019, which was measured at the end of the performance period.
For the years ended September 30, 2019, 2018 and 2017, the dilutive impact of previously issued restricted shares, restricted share units, and performance share units was 2.2 million, 2.8 million and 1.7 million, respectively. For the years ended September 30, 2019, 2018 and 2017, compensation cost related to restricted shares, restricted share units, performance share units and stock options was $18 million, $20 million and $19 million, respectively.
For the fiscal years ended 2019, 2018 and 2017, 0.9 million, 0.9 million and 0.5 million shares, respectively, were included in the computation of diluted earnings per share because the average stock price exceeded the conversion price for the 7.875 percent convertible notes due 2026.

Other

Other significant accounting policies are included in the related notes, specifically, goodwill (Note 7), inventories (Note 11), property and depreciation (Note 13), capitalized software (Note 14), product warranties (Note 16), financial instruments (Note 19), equity based compensation (Note 21), retirement medical plans (Note 22), retirement pension plans (Note 23), income taxes (Note 24) and environmental and asbestos-related liabilities (Note 25).

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

The company applied Topic 606 using the modified retrospective approach (i.e., by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity at October 1, 2018). Therefore, the comparative information for periods prior to our adoption date has not been adjusted and continues to be reported under Topic 605. There was no adjustment to the opening balance of equity at October 1, 2018 as there was no significant impact to previously recorded revenue or expense. The guidance has been applied to all existing contracts at the date of initial application. The adoption of Topic 606 had an immaterial impact on our Consolidated Balance Sheet, Consolidated Statement of Operations, and Consolidated Statement of Cash Flows but did require enhanced disclosures to meet the new disclosure requirements; those enhanced disclosures are included in Note 6.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The guidance requires entities to only include the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit, are to be included in a separate line item(s) outside of any sub-total of operating income. ASU 2017-07 also provides guidance that only the service cost component of net benefit cost is eligible for capitalization. The revisions in this amendment are to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The company adopted this standard in the first quarter of fiscal year 2019. Amounts previously reflected in Operating Income were reclassified to Other income (expense) in accordance with the provisions of ASU 2017-07. For fiscal years 2018 and 2017, the non-service cost components of the net periodic pension and OPEB income were $25 million of income and $11 million of expense respectively, and are presented in other income. We used the practical expedient for retrospective presentation of the fiscal years 2018 and 2017 other expense components in this disclosure.

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

The company adopted certain amendments in this ASU in the first quarter of fiscal year 2019. Those certain amendments had effective dates for annual periods beginning after December 15, 2017, for public business entities. The amendments that were adopted in the first quarter of fiscal year 2019 did not have a material impact on the company's Consolidated Financial Statements. The company plans to implement the remaining amendments beginning October 1, 2019 and is currently evaluating the potential impact on its Consolidated Financial Statements.

The company also adopted the following ASUs during fiscal year 2019, none of which had a material impact on the Consolidated Financial Statements or financial statement disclosures:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounting standards to be implemented

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update will require lessees to recognize a right-of-use asset and lease liability for substantially all leases. The standard is required to be adopted by public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2019, and is currently assessing the potential impact of this guidance on its accounting policies and its Consolidated Financial Statements. The company plans to implement this standard using the additional and optional transition method as provided by ASU 2018-11. Please see discussion of ASU 2018-11 below.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including accounts receivable. The ASU also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The amendments in this update are required to be adopted by public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The company is currently evaluating the potential impact of this guidance on its accounting policies and its Consolidated Financial Statements.

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in this ASU affect the guidance issued in ASU 2016-02, Leases (Topic 842), which is not yet effective. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments also provide lessors with a practical expedient to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component in certain circumstances. The effective date for this ASU are the same as those for ASU 2016-02 as described above. Therefore, the company plans to implement this standard in the first quarter of the fiscal year beginning October 1, 2019 in connection with its planned implementation of ASU 2016-02 and is currently assessing the potential impact of this new guidance on its accounting policies and its Consolidated Financial Statements. Based on the company's lease portfolio, the company currently anticipates recognizing a lease liability and related right-of-use asset on its balance sheet between $75 million and $95 million, with an immaterial impact on it's income statement compared to the current lease accounting model. Additionally, the company is implementing an enterprise-wide lease management system to assist in the accounting and evaluating additional changes to it's processes and internal controls to ensure the company meets the standard’s reporting and disclosure requirements.

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

For the amendments in this ASU that are applicable to ASU 2016-01, which the company has adopted and did not have a material impact on the Consolidated Financial Statements, the effective date is the first quarter of fiscal year 2021 with early adoption permitted. For the amendments in this ASU that are applicable to ASU 2016-13, which the company has not yet adopted, the effective date is the first quarter of fiscal year 2021. For the amendments in this ASU that are applicable to ASU 2017-12, which the company has adopted, the effective date is the first quarter of fiscal year 2020 with early adoption permitted. The company has not yet adopted any of these amendments and is currently evaluating the potential impact of this new guidance on its Consolidated Financial Statements.

3. DISCONTINUED OPERATIONS

Results of the discontinued operations are summarized as follows (in millions):

	Year Ended September 30,
	2019	2018	2017
Sales	$—	$—	$—
Litigation settlement	—	(2)	—
Other, net	1	(2)	(1)
Income (loss) before income taxes	1	(4)	(1)
Benefit from income taxes	—	1	—
Income (loss) from discontinued operations attributable to Meritor, Inc.	$1	$(3)	$(1)

Loss from discontinued operations attributable to the company for the twelve months ended September 30, 2018 was primarily related to changes in estimates related to legal costs incurred in connection with a previously divested business.

4. ACQUISITIONS AND DIVESTITURE
Acquisition of AxleTech Business
On July 26, 2019, the company acquired 100 percent of the voting equity interest of the AxleTech group companies for approximately $179 million in cash, subject to certain purchase price adjustments. The company funded the acquisition with the term loan under the revolving credit agreement (see Note 18). The AxleTech acquisition was accounted for as a business combination.

The addition of AxleTech enhances Meritor’s growth platform with the addition of a complementary product portfolio that includes a full line of independent suspensions, axles, braking solutions and drivetrain components across the off-highway, defense, specialty and aftermarket markets. AxleTech operates within Meritor’s Aftermarket, Industrial and Trailer segment.

Pro forma financial information of the company is presented in the following table for the years ended September 30, 2019 and 2018 as if the AxleTech acquisition had occurred on October 1, 2017. The pro forma financial information is unaudited and is provided for informational purposes only and does not purport to be indicative of the results which would have actually been attained had the acquisition occurred on October 1, 2017 (in millions).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Pro Forma Combined
	Year Ended September 30,
	2019	2018
	(Unaudited)
Sales	$4,590	$4,413
Net income attributable to Meritor, Inc. (1)	$360	$121

(1) Fiscal year 2019 includes the sale of EV Systems

Actual amounts of revenue and earnings included in the consolidated financial statements for the year ended September 30, 2019 were not material.

The purchase price was allocated on a provisional basis as of July 26, 2019. Assets acquired and liabilities assumed were recorded at estimated fair values based on management's estimates, available information, and reasonable and supportable assumptions. Additionally, the Company is utilizing a third-party to assist with certain estimates of fair values.The provisional purchase price allocation, which is subject to change and may be subsequently adjusted to reflect final valuation results and other adjustments, is shown below (in millions).

July 26, 2019
Purchase price	$179

Assets acquired and liabilities assumed
Cash	11
Receivables	37
Inventories	70
Identifiable intangible assets	46
Other assets	9
PP&E	26
Accounts payable	(33)
Other liabilities	(48)
Identifiable net assets acquired	118

Goodwill resulting from the acquisition of AxleTech	61
$179

The company recorded provisional goodwill in the amount of $61 million for the excess of consideration paid over the fair value of the individual assets acquired and liabilities assumed. This recorded goodwill consists largely of the synergies and economies of scale expected from combining the operations of the company and AxleTech. All of the goodwill was provisionally assigned to the Aftermarket, Industrial and Trailer reportable segment. The assignment of goodwill to reporting units is not complete. The company incurred acquisition related costs of $6 million as of September 30, 2019, which were recorded as incurred and have been classified as selling, general, and administrative expenses in the Consolidated Statement of Operations for the year ended September 30, 2019.

Acquisition of AAG Business
On April 30, 2018, the company acquired substantially all of the assets of AA Gear & Manufacturing, Inc. ("AAG") for a cash purchase price of approximately $35 million and the assumption of certain liabilities. AAG provides low-to-medium volume batch manufacturing for complex gear and shaft applications, as well as quick-turnaround prototyping solutions and emergency plant support. The AAG acquisition was accounted for as a business combination. Of the $35 million, $11 million was recorded in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

various tangible assets acquired and liabilities assumed, and $12 million related to amortizable intangibles and $12 million of goodwill were recorded.

Acquisition of Fabco Business
On August 31, 2017, the company acquired certain assets of Fabco Holdings, Inc. ("FABCO"), including the product portfolio and related technologies, for a cash purchase price of $34 million and the assumption of certain liabilities. The Fabco acquisition was accounted for as a business combination.
As of September, 30, 2018, the company finalized all measurement period adjustments related to the Fabco acquisition. Since completion of initial estimates in the fourth quarter of fiscal year 2017, the company recorded a net $1 million measurement period adjustment to decrease the fair value of identifiable net assets acquired in the Fabco transaction, resulting in a corresponding $1 million increase to goodwill. These adjustment were made to reflect additional available information and updated valuation results, which included valuation of trademarks, technology and customer relationships. All goodwill resulting from the Fabco acquisition was assigned to the Aftermarket, Industrial and Trailer reportable segment (see Note 7).

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

Sale of Ownership Interest in Meritor WABCO JV
In the fourth quarter of fiscal year 2017, Meritor, Inc. closed on the sale of its interest in Meritor WABCO Vehicle Control Systems ("Meritor WABCO") to a subsidiary of its joint venture partner, WABCO Holdings Inc. The total purchase price for the sale was $250 million. The Company also received a final partnership distribution of $8 million in the fourth quarter of fiscal year 2017, immediately prior to closing.
The company remained the exclusive distributor of a certain range of WABCO Holdings Inc.’s aftermarket products in the United States and Canada and the non-exclusive distributor in Mexico for a period of up to 10 years following the completion of the transaction. The purchase agreement included a provision regarding certain future options of the parties to terminate, at certain points during the first three and a half years, the distribution arrangement at an exercise price of between $225 million and $265 million based on the earnings of the business. On September 13, 2019, Meritor exercised its option to terminate the distribution arrangement with WABCO, based on a WABCO change in control triggering event, in exchange for a payment of between $225 million and $265 million, based on the earnings of the business through the closing date. This transaction is expected to close in fiscal year 2020.
5. ASSETS AND LIABILITIES HELD FOR SALE
As of September 30, 2019, there were $1 million of assets held for sale, all within the Aftermarket, Industrial and Trailer reporting segment. The company expects to sell the assets within one year. In fiscal year 2018, management approved plans to sell $2 million of property in various locations, of which $1 million was within the Aftermarket, Industrial and Trailer reporting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

segment and $1 million was within corporate locations. The assets met the criteria for presentation as held for sale as of September 30, 2019 and 2018.
Meritor Huayang Vehicle Braking Company Ltd.
During the first quarter of fiscal year 2017, management approved a plan to sell Meritor Huayang Vehicle Braking Company Ltd. within the Commercial Truck reporting segment. The company expected to sell the business within one year from management's approval of the plan. The business and its associated assets and liabilities met the criteria for presentation as held for sale as of September 30, 2017.
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
6. REVENUE

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and returns). Provisions for customer sales allowances, incentives, rebates, and returns are recorded as a reduction of sales at the time of revenue recognition based primarily on historical experience. The company’s payment terms with customers are customary and vary by customer and geography but typically range from 30 to 90 days.

The company provides warranties on some of its products. The company records estimated product warranty costs at the time of shipment of products to customers (see Notes 16 and Note 17).

Disaggregation of revenue

In the following tables, revenue is disaggregated for each of our reportable segments by primary geographical market for the year ended September 30, 2019.

	Twelve Months Ended September 30, 2019
Primary Geographical Market	Commercial Truck	Aftermarket, Industrial and Trailer	Total
U.S.	$1,569	$1,053	$2,622
Canada	—	69	69
Mexico	200	49	249
Total North America	1,769	1,171	2,940
Sweden	276	—	276
Italy	218	16	234
United Kingdom	155	10	165
Other Europe	10	81	91
Total Europe	659	107	766
Brazil	248	—	248
China	153	—	153
India	197	—	197
Other Asia-Pacific	84	—	84
Total sales	$3,110	$1,278	$4,388

Contract balances

As of September 30, 2019 and September 30, 2018, Trade receivables, net, which are included in Receivables, trade and other, net, on the Consolidated Balance Sheet, were $517 million and $566 million, respectively.

For the year ended September 30, 2019, the company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheet as of September 30, 2019.

Contract costs

The company applies the practical expedient provided in Topic 606 and recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the company otherwise would have recognized is one year or less. The costs which are not capitalized are included in cost of sales.
7. GOODWILL

In accordance with ASC Topic 350-20, "Intangibles – Goodwill and Other", goodwill is reviewed for impairment annually during the fourth quarter of the fiscal year or more frequently if certain indicators arise. If business conditions or other factors cause the operating results and cash flows of a reporting unit to decline, the company may be required to record impairment charges

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Annual Impairment Analysis
ASC Topic 350 allows entities to perform an initial qualitative evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the quantitative impairment test. As allowed by the revised guidance, the company has elected to bypass the qualitative assessment for fiscal year 2019 and proceed directly to the quantitative impairment test.

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

For fiscal year 2019, the fair value of all of the company’s reporting units exceeded their carrying values.

Realignment of Reporting Units
As discussed in Note 26, the company realigned its operations in the second quarter of fiscal year 2019, resulting in a change to its reportable segments. The company's reporting units did not change as a result of the change in reportable segments. The Commercial Truck segment contains one reporting unit. The Aftermarket, Industrial and Trailer segment contains five reporting units.
Acquisition of AxleTech Business
On July 26, 2019, the company acquired 100 percent of the voting equity interest of the AxleTech group companies for approximately $179 million in cash, subject to certain purchase price adjustments. The AxleTech acquisition was accounted for as a business combination. The company recorded a provisional amount of goodwill of $61 million for the excess of consideration paid over the fair value of the individual assets acquired and liabilities assumed, excluding identifiable intangible assets. This recorded goodwill consists largely of the synergies and economies of scale from combining the operations of the company and AxleTech. All of the goodwill was assigned to the Aftermarket, Industrial and Trailer reportable segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and economies of scale expected from combining the operations of the company and Fabco. All of the goodwill was assigned to the Aftermarket, Industrial and Trailer reportable segment.
A summary of the changes in the carrying value of goodwill is presented below (in millions):

	Commercial Truck	Aftermarket, Industrial and Trailer	Total
Goodwill (1)	$269	$160	$429
Accumulated impairment losses (1)	—	(15)	(15)
Balance at September 30, 2017 (1)	269	145	414
Adjustment due to sale of a business (1)	(1)	—	(1)
Fabco measurement period adjustment (1)	—	1	1
Goodwill acquired from acquisition (1)	—	9	9
Foreign currency translation (1)	(2)	—	(2)
Balance at September 30, 2018 (1)	266	155	421
AAG measurement period adjustment (see Note 4)	—	3	3
Goodwill acquired from acquisition (see Note 4)	—	61	61
Foreign currency translation	(5)	(2)	(7)
Balance at September 30, 2019	$261	$217	$478

(1) Amounts have been recast to reflect reportable segment changes (see Note 26).

8. RESTRUCTURING COSTS

At September 30, 2019 and 2018, $8 million and $4 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes changes in restructuring reserves (in millions):

	Employee Termination Benefits	Plant Shutdown & Other	Total
Balance at September 30, 2016	$15	$1	$16
Activity during the period:
Charges to continuing operations	5	1	6
Cash payments – continuing operations	(14)	(1)	(15)
Other	(1)	—	(1)
Balance at September 30, 2017	5	1	6
Activity during the period:
Charges to continuing operations	6	—	6
Cash payments – continuing operations	(7)	(1)	(8)
Balance at September 30, 2018	4	—	4
Activity during the period:
Charges to continuing operations	8	—	8
Cash payments – continuing operations	(5)	—	(5)
Other	1	—	1
Total restructuring reserves, end of year	8	—	8
Less: non-current restructuring reserves	—	—	—
Restructuring reserves – current, at September 30, 2019	$8	$—	$8

Restructuring costs attributable to the company’s business segments during fiscal years 2019, 2018 and 2017 are as follows (in millions):

	Commercial Truck	Aftermarket, Industrial and Trailer	Corporate	Total
Fiscal year 2019:
Global Restructuring Program	$4	$3	$—	$7
AxleTech	—	3	—	3
Other	(1)	(1)	—	(2)
Total restructuring costs	$3	$5	$—	$8
Fiscal year 2018 (1):
Segment Realignment Program	—	3	—	3
Other	1	1	1	3
Total restructuring costs	$1	$4	$1	$6
Fiscal year 2017 (1):
Aftermarket actions	—	4	—	4
Other	2	—	—	2
Total restructuring costs	$2	$4	$—	$6

(1)	Fiscal years 2018 and 2017 have been recast to reflect reportable segment changes.
Global Restructuring Programs: On September 27, 2019, the company approved and began executing a restructuring plan to reduce salaried and hourly headcount globally. This restructuring plan is intended to reduce labor costs in response to an anticipated decline in most global truck and trailer market volumes. With this restructuring plan, the company expects to incur

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

approximately $20 million in employee severance costs in the aggregate across both of its reportable segments. During the fourth quarter of fiscal year 2019, the company incurred $4 million in restructuring costs in the Commercial Truck segment and $3 million in the Aftermarket, Industrial and Trailer segment. Restructuring actions associated with this plan are expected to be substantially complete by the end of the first quarter of fiscal year 2020.

AxleTech: On July 29, 2019, shortly after acquiring AxleTech, the company approved a restructuring plan related to the integration of the business. This restructuring plan is intended to realize certain targeted synergies, primarily from the elimination of cost overlap. With this restructuring plan, the company expects to incur $11 million of total costs in the Aftermarket, Industrial and Trailer segment with approximately $7 million related to employee severance charges and approximately $4 million related to asset impairment. During the fourth quarter of fiscal year 2019, the company recorded $3 million of severance related restructuring costs in the Aftermarket, Industrial and Trailer segment. Restructuring associated with severance actions is expected to be substantially completed during fiscal year 2020.
Segment Realignment Program: On March 12, 2018, the company announced a realignment of operations to further drive long-term strategic objectives while also assigning new responsibilities as part of its commitment to leadership development. As a part of this program, the company approved various labor restructuring actions in the Aftermarket, Industrial and Trailer segment. The company recorded $3 million of restructuring costs during fiscal year 2018, in connection with this program. These actions were substantially complete as of fiscal year 2018.
Other Restructuring Actions: During fiscal year 2018, the company recorded restructuring costs of $3 million primarily associated with labor reduction programs in the Commercial Truck segment and Aftermarket, Industrial and Trailer segment.
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

9. ACCOUNTS RECEIVABLE FACTORING AND SECURITIZATION

The company has a U.S. accounts receivable securitization facility with PNC Bank and participates in various accounts receivable factoring programs, primarily with Nordea Bank for trade receivables from AB Volvo as follows (in millions):

	Current Expiration	Total Facility Size as of 9/30/19		Utilized as of 9/30/19		Utilized as of 9/30/18
		EUR	USD	EUR	USD	EUR	USD
On-balance sheet arrangement:
Committed U.S. accounts receivable securitization (1)	December 2022	N/A	$115	N/A	$13	N/A	$57
Total on-balance sheet arrangement: (1)		N/A	$115	N/A	$13	N/A	$57
Off-balance sheet arrangements:
Committed Swedish factoring facility (2)(3)	March 2020	€155	$169	€109	$119	€136	$158
Committed U.S. factoring facility (2)	February 2023	N/A	75	N/A	58	45	53
Uncommitted U.K. factoring facility	February 2022	25	27	6	6	8	9
Uncommitted Italy factoring facility	June 2022	30	33	21	23	24	28
Other uncommitted factoring facilities (4)	None	N/A	N/A	18	20	11	12
Total off-balance sheet arrangements		€210	€304	€154	$226	€224	$260

(1) Availability subject to adequate eligible accounts receivable available for sale. The utilized amount includes $4 million and $11 million of letters of credit as of September 30, 2019 and September 30, 2018, respectively.
(2) Actual amounts may exceed the bank's commitment at the bank's discretion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(3) The facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through January 10, 2020.
(4) There is no explicit facility size under the factoring agreement, but the counterparty approves the purchase of receivable tranches at its discretion.

On-balance sheet arrangement

U.S. Securitization Facility: As of September 30, 2018, the U.S. accounts receivables securitization facility with PNC bank had a facility size of $100 million. On September 16, 2019, the company entered into an amendment that increased the size of the facility to $115 million and extended its expiration date to December 2022. The maximum permitted priority debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents party to the agreement from time to time (participating lenders). Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company’s U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the Consolidated Balance Sheet. As of September 30, 2019, $9 million was outstanding under this program, and $4 million was outstanding under related letters of credit. As of September 30, 2018, $46 million was outstanding under this program, and $11 million was outstanding under related letters of credit. This securitization program contains a cross-default to the revolving credit facility. At certain times during any given month, the company may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, the company would then typically utilize the cash received from customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, the company may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal year ends.

 Off-balance sheet arrangements

Total costs associated with all of the off-balance sheet arrangements described above were $6 million in fiscal year 2019 and $5 million in both fiscal years 2018 and 2017, and are included in selling, general and administrative expenses in the Consolidated Statement of Operations.

10. OTHER OPERATING EXPENSE, NET

Other operating expense, net for fiscal year 2019 primarily relates to asset impairment. In fiscal years 2018 and 2017, this primarily relates to environmental remediation costs incurred by the company (see Note 25).

11. INVENTORIES

Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	September 30,
	2019	2018
Finished goods	$153	$170
Work in process	39	41
Raw materials, parts and supplies	334	266
Total	$526	$477

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. OTHER CURRENT ASSETS

     Other current assets are summarized as follows (in millions):

	September 30,
	2019	2018
Asbestos-related recoveries (see Note 25)	$6	$16
Prepaid and other	25	30
Other current assets	$31	$46

13. NET PROPERTY

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

Net property is summarized as follows (in millions):

	September 30,
	2019	2018
Property at cost:
Land and land improvements	$31	$29
Buildings	224	228
Machinery and equipment	935	914
Company-owned tooling	136	130
Construction in progress	74	81
Total	1,400	1,382
Less: accumulated depreciation	(885)	(899)
Net property	$515	$483

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. OTHER ASSETS

Other assets are summarized as follows (in millions):

	September 30,
	2019	2018
Investments in non-consolidated joint ventures (see Note 15)	$110	$102
Asbestos-related recoveries (see Note 25)	55	76
Unamortized revolver debt issuance costs	7	7
Capitalized software costs, net (1)	20	26
Deferred income tax assets (see Note 24)	122	140
Assets for uncertain tax positions (see Note 24)	55	53
Prepaid pension costs (see Note 23)	149	152
Intangible assets (2)	50	18
Other	38	22
Other assets	$606	$596

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

(2)
Primarily relates to customer relationships. As of September 30, 2019, the gross carrying value was $56 million and the accumulated amortization was $6 million. As of September 30, 2018, the gross carrying value was $22 million and the accumulated amortization was $4 million. The weighted average amortization periods for customer relationships is approximately 15 years.

The company holds a variable interest in a joint venture that is a variable interest entity ("VIE") accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At September 30, 2019 and September 30, 2018, the company’s investment in the joint venture was $69 million and $63 million, respectively.
AAG Business
During fiscal year 2019, the company determined it had an impairment trigger related to its AAG business, and by performing the recoverability test, the company concluded that the undiscounted future cash flows could not recover the net assets of the business. The company then determined that the carrying value of the business exceeded its fair value. As a result, an impairment charge of $9 million was recorded within Other operating expense, net in the Aftermarket, Industrial and Trailer reportable segment. Earlier in fiscal year 2019, an unrelated $1 million of other long-lived asset impairment charges were recorded.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Therefore, the company does not consolidate TransPower. At September 30, 2019 and 2018, the company’s investment in TransPower was $12 million and $6 million, respectively, representing the company’s maximum exposure to loss.

15. INVESTMENTS IN NON-CONSOLIDATED JOINT VENTURES

The company’s non-consolidated joint ventures and related direct ownership interest are as follows:

	September 30,
	2019	2018	2017
Master Sistemas Automotivos Ltda. (Commercial Truck)	49%	49%	49%
Sistemas Automotrices de Mexico S.A. de C.V. (Commercial Truck)	50%	50%	50%
Ege Fren Sanayii ve Ticaret A.S. (Commercial Truck)	49%	49%	49%
Automotive Axles Limited (Commercial Truck)	36%	36%	36%

The company’s investments in non-consolidated joint ventures are as follows (in millions):

	September 30,
	2019	2018 (1)
Commercial Truck	$110	$102
Aftermarket, Industrial and Trailer	—	—
Total investments in non-consolidated joint ventures	$110	$102

(1) Amounts for the year ended September 30, 2018 have been recast to reflect reportable segment changes.

The company’s equity in earnings of non-consolidated joint ventures is as follows (in millions):

	Year Ended September 30,
	2019	2018 (1)
Commercial Truck	$31	$27
Aftermarket, Industrial and Trailer	—	—
Total equity in earnings of affiliates	$31	$27

(1) Amounts for the year ended September 30, 2018 have been recast to reflect reportable segment changes.
The summarized financial information presented below represents the combined accounts of the company’s non-consolidated joint ventures related to its continuing operations (in millions):

	September 30,
	2019	2018
Current assets	$427	$390
Non-current assets	211	163
Total assets	$638	$553

Current liabilities	$305	$282
Non-current liabilities	109	66
Total liabilities	$414	$348

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended September 30,
	2019	2018	2017
Sales	$1,231	$1,101	$1,156
Gross profit	147	154	200
Net income	63	59	101

Dividends received from the company’s non-consolidated joint ventures were $23 million in fiscal year 2019, $17 million in fiscal year 2018 and $44 million in fiscal year 2017. Dividends from Meritor WABCO were $36 million in fiscal year 2017, which includes a $8 million final partnership distribution received immediately prior to closing of the sale transaction on October 1, 2017.

The company had sales to its non-consolidated joint ventures of approximately $9 million, $7 million and $2 million in fiscal years 2019, 2018 and 2017, respectively. These sales exclude sales of $193 million, $196 million and $138 million in fiscal years 2019, 2018 and 2017, respectively, to a joint venture in the company’s Commercial Truck segment, which are eliminated as the company purchases these components back after value add provided by the joint venture. The company had purchases from its non-consolidated joint ventures of approximately $940 million, $843 million and $787 million in fiscal years 2019, 2018 and 2017, respectively. Additionally, the company leases space and provides certain administrative and technical services to various non-consolidated joint ventures. The company collected $12 million, $11 million and $6 million for such leases and services during fiscal years 2019, 2018 and 2017, respectively.

Amounts due from the company’s non-consolidated joint ventures were $34 million and $43 million at September 30, 2019 and 2018, respectively, and are included in Receivables, trade and other, net in the Consolidated Balance Sheet. Amounts due to the company’s non-consolidated joint ventures were $80 million and $110 million at September 30, 2019 and 2018, respectively, and are included in Accounts payable in the Consolidated Balance Sheet.

The fair value of the company’s investment in its Automotive Axles Limited joint venture was approximately $75 million and $91 million at September 30, 2019 and 2018, respectively, based on quoted market prices as this joint venture is listed and publicly traded on the Bombay Stock Exchange in India.

16. OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows (in millions):

	September 30,
	2019	2018
Compensation and benefits	$125	$122
Income taxes	24	27
Taxes other than income taxes	14	25
Accrued interest	11	11
Product warranties	18	19
Environmental reserves (see Note 25)	3	8
Restructuring (see Note 8)	8	3
Asbestos-related liabilities (see Note 25)	9	18
Indemnity obligations (see Note 25)	1	1
Other	72	56
Other current liabilities	$285	$290

The company records estimated product warranty costs at the time of shipment of products to customers. Warranty reserves are primarily based on factors that include past claims experience, sales history, product manufacturing and engineering changes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

A summary of the changes in product warranties is as follows (in millions):

	September 30,
	2019	2018	2017
Total product warranties – beginning of year	$54	$45	$44
Accruals for product warranties	23	22	14
Payments	(20)	(16)	(17)
Change in estimates and other	(7)	3	4
Total product warranties – end of year	50	54	45
Less: non-current product warranties (see Note 17)	(32)	(35)	(27)
Product warranties – current	$18	$19	$18

17. OTHER LIABILITIES

Other liabilities are summarized as follows (in millions):

	September 30,
	2019	2018
Asbestos-related liabilities (see Note 25)	$82	$193
Restructuring (see Note 8)	—	1
Deferred income tax liabilities (see Note 24)	15	16
Liabilities for uncertain tax positions (see Note 24)	46	48
Product warranties (see Note 16)	32	35
Environmental (see Note 25)	12	9
Indemnity obligations (see Note 25)	7	9
Other	32	21
Other liabilities	$226	$332

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. LONG-TERM DEBT

Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	September 30,
	2019	2018
3.25 percent convertible notes due 2037 (1)(3)	$319	$318
4.0 percent convertible notes due 2027(1)(4)	—	24
7.875 percent convertible notes due 2026(1)(5)	23	22
Term loan	175	—
6.25 percent notes due 2024(2)(6)	444	444
Capital lease obligation	7	7
Borrowings and securitization	9	46
Unamortized discount on convertible notes (7)	(34)	(37)
Subtotal	943	824
Less: current maturities	(41)	(94)
Long-term debt	$902	$730

(1) The 3.25 percent, 4.0 percent and 7.875 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2025, 2019 and 2020, respectively.
(2) The 6.25 percent notes contain a call option, which allows for early redemption by Meritor.
(3) The 3.25 percent convertible notes due 2037 are presented net of $6 million and $7 million unamortized issuance costs as of September 30, 2019 and September 30, 2018, respectively.
(4) The 4.0 percent convertible notes due 2027 are presented net of unamortized issuance costs of an insignificant amount as of September 30, 2018.
(5) The 7.875 percent convertible notes due 2026 are presented net of unamortized issuance costs of an insignificant amount as of September 30, 2019 and September 30, 2018, and an insignificant amount and $1 million original issuance discount as of September 30, 2019 and September 30, 2018, respectively.
(6) The 6.25 percent notes due 2024 are presented net of $6 million unamortized issuance costs as of September 30, 2019 and September 30, 2018.
(7) The carrying amount of the equity component related to convertible debt.
Repurchase of Debt Securities
On February 15, 2019, the company redeemed $19 million aggregate principal amount outstanding of the company's 4.0 percent convertible notes due 2027 (the "4.0 Percent Convertible Notes") at a price of 100 percent of the accreted principal amount, plus accrued and unpaid interest. On June 7, 2019, the company redeemed the remaining $5 million aggregate principal amount outstanding of the 4.0 Percent Convertible Notes at a price equal to 100 percent of the accreted principal amount, plus accrued and unpaid interest.
On September 28, 2017, the company redeemed $100 million of the $275 million aggregate principal amount outstanding of the company's 6.75 percent notes due 2021 (the "6.75 Percent Notes") at a price of $1,033.75 per $1,000 of principal amount, plus accrued and unpaid interest. As a result, a loss on debt extinguishment of $5 million was recorded in the Consolidated Statement of Operations within Interest expense, net. The redemption was made under the company's July 2016 debt repurchase authorization (see Note 20). On November 2, 2017, the company redeemed the remaining $175 million aggregate principal amount outstanding of the company's 6.75 Percent Notes at a price of $1,033.75 per $1,000 of principal amount, plus accrued and unpaid interest. The redemption resulted in a loss on debt extinguishment of approximately $8 million. The loss on debt extinguishment is included in Interest expense, net in the Consolidated Statement of Operations. The redemption was made pursuant to a special authorization from the Board of Directors in connection with the sale of the company's interest in Meritor WABCO in the fourth quarter of fiscal year 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The company used the net proceeds, after issuance costs and discounts, of approximately $317 million from the offering of the 3.25 percent convertible notes due 2037 (the "3.25 Percent Convertible Notes") to acquire portions of its outstanding 7.875 percent convertible notes due 2026 (the "7.875 Percent Convertible Notes") and its 4.0 Percent Convertible Notes in transactions that settled concurrently with the closing of the 3.25 Percent Convertible Note offering on September 22, 2017. In total, the company repurchased $117 million of the $140 million principal amount of its 7.875 Percent Convertible Notes and $119 million of the $143 million principal amount of its 4.0 Percent Convertible Notes. The 7.875 Percent Convertible Notes and 4.0 Percent Convertible Notes were repurchased at premiums equal to 130 percent and 16 percent, respectively, above their principal amount. These repurchases were accounted for as extinguishments of debt, and accordingly the company recognized a loss on debt extinguishment of $31 million in the aggregate ($23 million with respect to the 7.875 Percent Convertible Notes and $8 million with respect to the 4.0 Percent Convertible Notes). The loss on extinguishment was recorded in the Consolidated Statement of Operations within Interest expense, net during fiscal year 2017.
Current Classification of 7.875 Percent Convertible Notes
The 7.875 Percent Convertible Notes were classified as current as of September 30, 2019 as the holders are entitled to convert all or a portion of their 7.875 Percent Convertible Notes at any time beginning October 1, 2019 and prior to the close of business on December 31, 2019 at a rate of 83.3333 shares of common stock per $1,000 principal amount at maturity of the 7.875 Percent Convertible Notes (representing a conversion price of approximately $12.00 per share). The 7.875 Percent Convertible Notes are convertible as the closing price of shares of the company's common stock for at least 20 trading days during the 30 consecutive trading-day period ending on September 30, 2019 was greater than 120 percent of the $12.00 conversion price associated with the 7.875 Percent Convertible Notes.
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
As a result of the 7.875 Percent Convertible Notes becoming currently convertible for cash up to the principal amount of $23 million at the holder's option, $1 million of permanent equity was reclassified as mezzanine equity as of September 30, 2018.

Revolving Credit Facility
On June 7, 2019, the company amended and restated its revolving credit facility. Pursuant to the revolving credit agreement, as amended, the company has a $625 million revolving credit facility and a $175 million term loan facility, which was utilized for the company's acquisition of AxleTech, that mature in June 2024 (with a springing maturity in November 2023 if the outstanding amount of the 6.25 percent notes due 2024 is greater than $75 million at that time). The availability under this facility is dependent upon various factors, including performance against certain financial covenants as highlighted below.
The availability under the revolving credit facility is subject to a financial covenant based on the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, the U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA. The company is required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company's current corporate credit rating. At September 30, 2019, the margin over LIBOR rate was 200 basis points, and the commitment fee was 30 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 100 basis points.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Certain of the company's subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly held notes outstanding under the company's indentures (see Note 29).
No borrowings were outstanding under the revolving credit facility at September 30, 2019 and September 30, 2018. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At September 30, 2019 and September 30, 2018, there were no letters of credit outstanding under the revolving credit facility.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Prior to February 15, 2019, the company could redeem, at its option, from time to time, the 6.25 Percent Notes, in whole or in part, at a redemption price equal to 100 percent of the principal amount of the 6.25 Percent Notes to be redeemed, plus an applicable make-whole premium (as defined in the indenture under which the 6.25 Percent Notes were issued) and any accrued and unpaid interest. On or after February 15, 2019, the company may redeem, at its option, from time to time, the 6.25 Percent Notes, in whole or in part, at the redemption prices (expressed as percentages of the principal amount of the 6.25 Percent Notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to be redeemed) set forth below, plus accrued and unpaid interest, if any, if redeemed during the 12-month period beginning on February 15 of the years indicated below:

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
The 6.75 Percent Notes bore interest at a fixed rate of 6.75 percent per annum. The company paid interest on the 6.75 Percent Notes semi-annually in arrears on June 15 and December 15 of each year. The 6.75 Percent Notes constituted senior unsecured obligations of the company and ranked equally in right of payment with existing and future senior unsecured indebtedness and effectively junior to existing and future secured indebtedness to the extent of the security therefor. The 6.75 Percent Notes were guaranteed on a senior unsecured basis by each of the company's subsidiaries from time to time guaranteeing its senior secured credit facility. The guarantees ranked equally with existing and future senior unsecured indebtedness of the guarantors and were effectively subordinated to all of the existing and future secured indebtedness of the guarantors, to the extent of the value of the assets securing such indebtedness.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Approximately $23 million principal amount of the 7.875 Percent Convertible Notes remained outstanding as of September 30, 2019 and September 30, 2018.
4.0 Percent Convertible Notes
In February 2007, the company issued $200 million principal amount of 4.0 Percent Convertible Notes. The 4.0 Percent Convertible Notes bore cash interest at a rate of 4.0 percent per annum from the date of issuance through February 15, 2019, payable semi-annually in arrears on February 15 and August 15 of each year. After February 15, 2019, the principal amount of the notes was subject to accretion at a rate that provided holders with an aggregate annual yield to maturity of 4.0 percent.
The 4.0 Percent Convertible Notes were convertible into shares of the company’s common stock at an initial conversion rate, subject to adjustment, equivalent to 37.4111 shares of common stock per $1,000 initial principal amount of notes, which represented an initial conversion price of approximately $26.73 per share. If converted, the accreted principal amount would be settled in cash and the remainder of the company’s conversion obligation, if any, in excess of such accreted principal amount would be settled in cash, shares of common stock, or a combination thereof, at the company’s election. Holders could convert their 4.0 Percent Convertible Notes at any time on or after February 15, 2025. The maximum number of shares of common stock into which the 4.0 Percent Convertible notes were convertible was approximately 1 million shares.
Prior to February 15, 2025, holders could convert their notes only under the following circumstances:

•
during any calendar quarter, if the closing sale price of the company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 120 percent of the applicable conversion price;

•
during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 initial principal amount of notes was equal to or less than 97 percent of the average conversion value of the notes during such five consecutive trading day period;

•	upon the occurrence of specified corporate transactions; or

•	if the notes were called by the company for redemption.
On or after February 15, 2019, the company could redeem the 4.0 Percent Convertible Notes, in whole or in part, for cash at a redemption price equal to 100 percent of the accreted principal amount, plus any accrued and unpaid interest. On each of February 15, 2019 and 2022, or upon certain fundamental changes, holders may require the company to purchase all or a portion of their 4.0 Percent Convertible Notes at a purchase price in cash equal to 100 percent of the accreted principal amount, plus any accrued and unpaid interest.
The 4.0 Percent Convertible Notes were fully and unconditionally guaranteed by certain subsidiaries of the company that currently guaranteed the company’s obligations under its senior secured credit facility and other publicly held notes (see Revolving Credit Facility above).
As of September 30, 2019, the 4.0 Percent Notes were fully redeemed. Approximately $24 million principal amount of the 4.0 Percent Convertible Notes remained outstanding as of September 30, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following table summarizes the principal amounts and related unamortized discount on all convertible notes (in millions):

	September 30, 2019	September 30, 2018
Principal amount of convertible notes	$348	$372
Unamortized discount on convertible notes and issuance costs	(40)	(45)
Net carrying value	$308	$327

The following table summarizes other information related to the convertible notes:

	Convertible Notes
	7.875%	3.25%
Total amortization period for debt discount (in years):	8	8
Remaining amortization period for debt discount (in years):	1	6
Effective interest rates on convertible notes:	10.9%	5.6%

The following table summarizes interest costs recognized on convertible notes (in millions):

	Year Ended September 30,
	2019	2018	2017
Contractual interest coupon	$17	$17	$17
Amortization of debt discount	2	2	8
Repurchase of convertible notes	—	—	31
Total	$19	$19	$56

Debt Maturities
As of September 30, 2019, the company is contractually obligated to make payments as follows (in millions):

	Total	2020	2021	2022	2023	2024 (2)	Thereafter (3)
Total debt (1)	$989	$10	$11	$19	$28	$573	$348

(1)	Total debt excludes unamortized discount on convertible notes of $34 million, unamortized issuance costs of $12 million, and original issuance discount of an insignificant amount.

(2)	Includes the 6.25 Percent Notes, which contains a call feature that allows for early redemption

(3)	Includes the 3.25 Percent Convertible Notes and 7.875 Percent Convertible Notes, which contain a put and call feature that allows for earlier redemption beginning in 2025 and 2020, respectively.
Capital Leases
The company had $7 million of outstanding capital lease arrangements as of September 30, 2019 and 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of September 30, 2019, the future minimum lease payments for noncancelable capital leases with initial terms in excess of one year were as follows:

	Total	2020	2021	2022	2023	2024	Thereafter
Capital lease obligation	$8	$2	$3	$2	$1	$—	$—
Less: amounts representing interest	(1)	(1)	—	—	—	—	—
Principal on capital lease	$7	$1	$3	$2	$1	$—	$—
Letter of Credit Facilities
On February 21, 2014, the company entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, which expired in March 2019, the company had the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $25 million. This facility contained covenants and events of default generally similar to those existing in the company’s public debt indentures. There were $1 million of letters of credit outstanding under this facility at September 30, 2018. On March 20, 2019, the company allowed this facility to expire. The letters of credit previously provided under this facility were replaced with letters of credit issued under the company's U.S. accounts receivables securitization facility with PNC Bank. The company had $12 million and $19 million of letters of credit outstanding through other letter of credit facilities as of September 30, 2019 and 2018, respectively.

Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the unpaid amount exceeds $35 million per bank. As of September 30, 2019 and 2018, the company had $30 million and $22 million, respectively, outstanding under this program at more than one bank.
Operating Leases
The company has various operating leasing arrangements. Future minimum lease payments under these operating leases are $18 million in 2020, $15 million in 2021, $14 million in 2022, $13 million in 2023, $13 million in 2024 and $25 million thereafter.

19. FINANCIAL INSTRUMENTS

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

The company has a foreign currency cash flow hedging program to reduce the company’s exposure to changes in exchange rates on foreign currency purchases and sales. The company uses foreign currency forward contracts to manage the company’s exposures arising from foreign currency exchange risk. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under this foreign currency cash flow hedging program, the company has designated the foreign exchange contracts as cash flow hedges of underlying forecasted foreign currency purchases

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and sales. Changes in the fair value of these contracts are recorded in accumulated other comprehensive income (AOCI) in the Consolidated Balance Sheet and are recognized in operating income when the underlying forecasted transaction impacts earnings. The terms of these contracts generally require the company to place cash on deposit as collateral if the fair value of these contracts represents a liability for the company and exceeds the collateral threshold. The fair values of the foreign exchange derivative instruments and any related collateral cash deposits are presented on a net basis as the derivative contracts are subject to master netting arrangements.

At September 30, 2019, 2018 and 2017, the notional amount of the company's foreign exchange contracts outstanding under its foreign currency cash flow hedging program was $110 million, $154 million, and $126 million, respectively. The company classifies the cash flows associated with these contracts in cash flows from operating activities in the Consolidated Statement of Cash Flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

From time to time the company hedges against foreign currency exposure related to translations to U.S. dollars of financial results denominated in foreign currencies. Changes in fair value associated with these contracts are recorded in other income (expense), net, in the Consolidated Statement of Operations. The company also uses option contracts to mitigate foreign currency exposure on expected future foreign currency-denominated purchases. Changes in fair value associated with these contracts are recorded in cost of sales in the Consolidated Statement of Operations.

The following table summarizes the impact of the company’s derivatives instruments on comprehensive income for fiscal years ended September 30 (in millions):

	Location of Gain (Loss)	2019	2018	2017
Derivatives designated as hedging instruments:
Amount of gain (loss) recognized in AOCI	AOCI	$19	$3	$(1)
Amount of gain (loss) reclassified from AOCI into income	Cost of Sales	4	(1)	1
Derivatives not designated as hedging instruments: Amount of gain (loss) recognized in income	Cost of Sales	—	(2)	1
Derivatives not designated as hedging instruments: Amount of gain (loss) recognized in income	Other Income (expense)	1	2	—

Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	September 30, 2019		September 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$108	$108	$115	$115
Short-term debt	41	60	94	116
Long-term debt	902	953	730	776
Foreign exchange forward contracts (other assets)	—	—	2	2
Cross-currency swap (others assets)	10	10	6	6
Cross-currency swaps (other liabilities)	5	5	—	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Foreign exchange forward contracts — The company uses foreign exchange forward purchase and sale contracts with terms of 18 months or less to hedge its exposure to changes in foreign currency exchange rates. The fair value of foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. For derivative instruments that are designated and qualify as cash flow hedges, changes in the fair value of the contracts are recorded in AOCI in the Consolidated Statement of Shareholders’ Equity and is recognized in operating income when the underlying forecasted transaction impacts earnings.
Foreign currency option contracts — The company uses option contracts to mitigate foreign exchange exposure on expected future Indian Rupee-denominated purchases. As of September 30, 2019 and September 30, 2018, the notional amount of the company's Indian rupee foreign exchange contracts outstanding was $92 million and $180 million, respectively. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the Consolidated Statement of Operations.
The company uses option contracts to mitigate foreign exchange exposure on expected future South Korean won-denominated purchases. As of September 30, 2019 and September 30, 2018, the notional amount of the company’s South Korean won foreign exchange option contracts outstanding was $47 million and $41 million, respectively. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the Consolidated Statement of Operations.
The company uses foreign currency option contracts to mitigate foreign currency exposure on expected future Brazilian real-denominated purchases. As of September 30, 2019, there were no Brazilian real foreign exchange option contracts outstanding. As of September 30, 2018, the notional amount of the company's Brazilian real foreign exchange option contracts outstanding was $16 million. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the Consolidated Statement of Operations.
The company uses option contracts to mitigate the risk of volatility in the translation of euro earnings to U.S. dollars. As of September 30, 2019, the the notional amount of the company's euro foreign exchange option contracts outstanding was $28 million. As of September 30, 2018, there were no euro foreign exchange option contracts outstanding. These option contracts did not qualify for a hedge accounting election. Changes in fair value associated with these contracts are recorded in the Consolidated Statement of Operations in other income, net.
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
In the third quarter of fiscal year 2018, the company entered into multiple cross-currency swaps with a combined notional amount of $225 million, which mature in May 2021. As of September 30, 2018, the notional amount of the company's cross-currency swap contracts outstanding was $225 million. These swaps hedged a portion of the net investment in a certain European subsidiary against volatility in the euro/U.S. dollar foreign exchange rate.
In the third quarter of fiscal year 2019, the company unwound the cross-currency swaps and received proceeds of $19 million, $2 million of which related to net accrued interest receivable. The company also entered into new multiple cross-currency swaps with a combined notional amount of $225 million, with maturities in October 2022. As of September 30, 2019, the notional amount of the company's cross-currency swap was $225 million. These swaps hedged a portion of the net investment in a certain European subsidiary against volatility in the euro/U.S. dollar foreign exchange rate.
The fair value of cross-currency swap contracts is based on a model which incorporates observable inputs, including quoted spot rates, forward exchange rates and discounted future expected cash flows, utilizing market interest rates with similar quality and maturity characteristics.
The following table reflects the offsetting of derivative assets and liabilities (in millions):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 30, 2019			September 30, 2018
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Asset
Foreign exchange forward contract	—	—	—	2	—	2
Cross-currency swaps	10	—	10	6	—	6
Derivative Liabilities
Foreign exchange forward contract	—	—	—	—	—	—
Cross-currency swaps	5	—	5	—	—	—

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
Fair value of financial instruments by the valuation hierarchy at September 30, 2019 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$108	$—	$—
Foreign exchange forward contracts (asset)	—	—	—
Foreign exchange forward contracts (liability)	—	—	—
Foreign currency option/collar contracts (other assets)	—	—	—
Cross-currency swaps (other assets)	—	10	—
Cross-currency swaps (other liabilities)	—	5	—

Fair value of financial instruments by the valuation hierarchy at September 30, 2018 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$115	$—	$—
Foreign exchange forward contracts (asset)	—	2	—
Foreign exchange forward contracts (liability)	—	—	—
Foreign currency option/collar contracts (other assets)	—	—	—
Cross-currency swap (other assets)	—	6	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tables below provide a reconciliation of changes in fair value of the Level 3 financial assets and liabilities measured at fair value in the Consolidated Balance Sheet for the twelve months ended September 30, 2019 and September 30, 2018, respectively. No transfers of assets between any of the Levels occurred during these periods.

Twelve months ended September 30, 2019 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2018	$—	$—	$—
Total unrealized gains (losses):
Included in other income	(1)	—	(1)
Included in cost of sales	1	—	1
Total realized gains (losses):
Included in other income	1	—	1
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Settlements	(1)	—	(1)
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	—	—	—
Fair Value as of September 30, 2019	$—	$—	$—
(1) Transfers as of the last day of the reporting period

Twelve months ended September 30, 2018 (in millions)	Short-term foreign currency option/collar contracts (asset)	Long-term foreign currency option/collar contracts (asset)	Total
Fair Value as of September 30, 2017	$2	$1	$3
Total unrealized gains (losses):
Included in other income	—	—	—
Included in cost of sales	(1)	(1)	(2)
Total realized gains (losses):
Included in other income	1	—	1
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Settlements	(2)	—	(2)
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	—	—	—
Fair Value as of September 30, 2018	$—	$—	$—
(1) Transfers as of the last day of the reporting period

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20. SHAREHOLDERS’ EQUITY
 There were no dividends declared or paid by the company in fiscal years 2019, 2018 or 2017. The payment of cash dividends and the amount of any dividend are subject to review and change at the discretion of the company's Board of Directors.

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

The company has reserved approximately 13 million shares of common stock in connection with its 2010 Long-Term Incentive Plan, as amended ("LTIP") for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, restricted share units and stock awards to key employees and directors. At September 30, 2019, there were 2.9 million shares available for future grants under the LTIP.

Repurchase Authorizations

On July 26, 2019, the Board of Directors authorized the repurchase of up to $250 million of the company’s common stock from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. This authorization supersedes the remaining authority under the prior November 2018 equity repurchase authorization described below. During fiscal year 2019, the company repurchased 1.3 million shares of common stock for $25 million (including commission costs) pursuant to the common stock repurchase authorization. As of September 30, 2019, the amount remaining available for repurchases was $225 million under this common stock repurchase authorization. On November 7, 2019, the Board of Directors increased the amount of this repurchase authorization to $325 million.
On November 2, 2018, the Board of Directors authorized the repurchase of up to $200 million of the company's common stock and up to $100 million aggregate principal amount of any of the company's debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company's debt covenants. During fiscal year 2019, the company repurchased 4.0 million shares of common stock for $71 million (including commission costs) pursuant to the common stock repurchase authorization. As of September 30, 2019, the amount remaining available for debt repurchases was $76 million under the debt repurchase authorization. This authorization superseded the remaining authority under the prior July 2016 repurchase authorizations.

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

During fiscal year 2018, the company repurchased 4.5 million shares of common stock for $100 million (including commission costs), pursuant to the July 2016 common stock repurchase authorization. The repurchase program under the July 2016 authorization was complete as of September 30, 2018. The amount remaining available for repurchases under the debt repurchase authorization was $50 million as of September 30, 2018. There was an insignificant amount of common stock and $100 million in debt security repurchases that were made under these authorizations during fiscal year 2017.

Accumulated Other Comprehensive Income (AOCI)
The components of AOCI as reported in the Consolidated Balance Sheet and Statement of Equity (Deficit), and the changes in AOCI by components, net of tax, are as follows (in millions):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2018	$(90)	$(476)	$—	$(566)
Other comprehensive income (loss) before reclassification	(17)	(100)	2	(115)
Amounts reclassified from accumulated other comprehensive income	—	4	(4)	—
Net current-period other comprehensive income (loss)	$(17)	$(96)	$(2)	$(115)
Balance at September 30, 2019	$(107)	$(572)	$(2)	$(681)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Amortization of prior service costs	$(35)	(a)
Amortization of actuarial losses	39	(a)
	4	Total before tax
	—	Tax (benefit) expense
	$4	Net of tax
Total reclassifications for the period	$4	Net of tax

(a)  These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Notes 22 and 23 for additional details), which is recorded in other income (expense), net.

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2017	$(41)	$(500)	$(4)	$(545)
Other comprehensive income (loss) before reclassification	(49)	8	3	(38)
Amounts reclassified from accumulated other comprehensive income	—	16	1	17
Net current-period other comprehensive income (loss)	$(49)	$24	$4	$(21)
Balance at September 30, 2018	$(90)	$(476)	$—	$(566)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Amortization of prior service costs	$(35)	(a)
Amortization of actuarial losses	$46	(a)
Recognized prior service costs and actuarial losses due to settlement	6	(a)
	17	Total before tax
	(1)	Tax (benefit) expense
	$16	Net of tax
Total reclassifications for the period	$16	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Notes 22 and 23 for additional details), which is recorded in other income (expense), net.

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2016	$(66)	$(740)	$(3)	$(809)
Other comprehensive income (loss) before reclassification	25	200	(1)	224
Amounts reclassified from accumulated other comprehensive income	—	40	—	40
Net current-period other comprehensive income (loss)	$25	$240	$(1)	$264
Balance at September 30, 2017	$(41)	$(500)	$(4)	$(545)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Amortization of prior service costs	$(5)	(a)
Amortization of actuarial losses	45	(a)
	40	Total before tax
	(12)	Tax (benefit) expense
	$28	Net of tax
Total reclassifications for the period	$28	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Notes 22 and 23 for additional details), which is recorded in other income (expense), net.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

21. EQUITY BASED COMPENSATION

Stock Options
Under the company’s incentive plans, stock options are typically granted at prices equal to the fair value on the grant date and have a maximum term of 10 years. Stock options generally vest over a three-year period from the grant date. There were 0.2 million stock options that were exercised in fiscal year 2017. No stock options were granted or exercised during fiscal year 2018. No stock options were granted in fiscal year 2017. There were no stock options outstanding as of September 30, 2019 and September 30, 2018.

Stock-based compensation is measured at the grant date based on the fair value of the award and is generally recognized as expense ratably on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and that are forfeited.
Compensation expense is recognized for the non-vested portion of previously issued stock options. No compensation expense associated with the expensing of stock options was recognized in fiscal years 2019, 2018 or 2017.

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

The following is a rollforward of the company’s non-vested restricted stock and restricted share units as of September 30, 2019, and the activity during fiscal year 2019 is summarized as follows (shares in thousands):

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance at September 30, 2018	1,464	$14.59
Granted	523	17.24
Vested	(563)	9.78
Forfeited	(104)	16.86
Balance at September 30, 2019	1,320	17.55

In fiscal years 2019, 2018 and 2017, the company granted 0.5 million, 0.4 million, and 0.6 million shares of restricted stock and restricted share units, respectively. The grant date weighted average fair value of these restricted share units was $17.24, $24.93 and $13.29 for shares of restricted stock and restricted share units granted in fiscal years 2019, 2018 and 2017, respectively. The number of non-vested restricted shares and restricted share units as of September 30, 2019 was 1.3 million. The per share weighted average fair value of these non-vested shares was $17.55.

As of September 30, 2019, there was $7 million of total unrecognized compensation costs related to non-vested restricted shares and restricted share units. These costs are expected to be recognized over a weighted average period of 1.69 years. Total compensation expense recognized for restricted stock and restricted share units was $8 million, $8 million and $7 million in fiscal years 2019, 2018 and 2017, respectively.

Performance Share Units

The company has granted performance share units to all executives eligible to participate in the LTIP. The company measures the grant date fair value of these units-based awards at the market price of the company’s common stock as of the date of the grant. Compensation cost associated with these stock-based awards is recognized ratably over the vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The actual number of performance share units that vested depended upon the company’s performance relative to the established M2019 goals for the three-year performance period of October 1, 2016 to September 30, 2019, which was measured at the end of the performance period.

The following is a rollforward of the company’s non-vested performance share units as of September 30, 2019, and the activity during fiscal year 2019 is summarized as follows (shares in thousands):

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance at September 30, 2018	1,612	$14.18
Granted	1,172	13.39
Vested	(1,305)	10.23
Forfeited	(154)	16.75
Balance at September 30, 2019	1,325	17.08

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

There were 1.2 million performance share units granted during fiscal 2019 which includes the performance achievement of 0.6 million performance share units related to the fiscal year 2016 to 2018 LTIP cycle. There were 1.3 million of non-vested performance shares as of September 30, 2019. The per share weighted average fair value of the performance share units was $17.08 as of September 30, 2019.
For the years ended September 30, 2019, 2018 and 2017, compensation cost recognized related to the performance share units was $10 million, $14 million and $14 million, respectively. As of September 30, 2019, there were $9 million of total unrecognized compensation costs related to non-vested performance share unit equity compensation arrangements. These costs are expected to be recognized over a weighted average period of 1.69 years.

22. RETIREMENT MEDICAL PLANS

The company has retirement medical plans that cover certain of its U.S. and non-U.S. employees, including certain employees of divested businesses, and provide for medical payments to eligible employees and dependents upon retirement. These plans are unfunded.

On September 8, 2017, the company determined to modify the benefits provided to certain former union employee retirees. Under these modifications, which may be amended at the company’s discretion at any time, the company expects to provide (i) each retiree over the age of 65 with a defined contribution of $4,000 annually and (ii) each retiree under the age of 65 with a level of benefits generally equivalent to those currently provided to the company’s active employees, in each case and as currently contemplated, for a period of seven years. These benefit modifications generated a $315 million prior service credit in September 2017, which will be amortized over the retirees’ average life expectancy, which is currently estimated to be 9 years.

On September 23, 2019, the Company notified certain medical plan participants that it will amend the benefits provided to these former union employee retirees. Under these modifications, which may be amended at the company’s discretion at any time, the company reduced the defined contribution to $3,000 in 2020, decreasing by $600 each year thereafter until 2024. These benefit modifications generated a $15 million prior service credit in September 2019, which will be amortized over the retirees’ average life expectancy, which is currently estimated to be 9 years.

The mortality assumptions for participants in the company’s U.S. plans incorporates future mortality improvements from tables published by the Society of Actuaries ("SOA"). The company reviewed the new SOA mortality and mortality improvement tables and utilized an actuary to conduct a study based on the company’s plan participants. The company determined that the best representation of the plans' mortality is to utilize the new SOA mortality and mortality improvement tables as the reference table for credibility-weighted mortality rates, blended with company-specific mortality based on the study conducted by the actuary. . The company considers improvement scales released annually by the SOA

The company’s retiree medical obligations were measured as of September 30, 2019, 2018, and 2017. The following are the assumptions used in the measurement of the accumulated postretirement benefit obligation ("APBO") and retiree medical expense:

	2019	2018	2017
Discount rate	2.98%	4.05%	3.32%
Health care cost trend rate	6.36%	6.18%	6.52%
Ultimate health care trend rate	4.69%	4.63%	4.65%
Year ultimate rate is reached	2028	2024	2024

The assumptions noted above are used to calculate the APBO for each fiscal year end and retiree medical expense for the subsequent fiscal year.

The discount rate is used to calculate the present value of the APBO. This rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical benefits. The company has used the corporate AA/Aa bond rate for this assumption. The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. The company’s projection for fiscal year 2020 health care cost trend rate is 6.36 percent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The APBO as of the September 30, 2019 and 2018 measurement dates are summarized as follows (in millions):

	2019	2018
Retirees	$67	$86
Employees eligible to retire	—	—
Total	$67	$86

The following reconciles the change in APBO and the amounts included in the Consolidated Balance Sheet for years ended September 30, 2019 and 2018, respectively (in millions):

	2019	2018
APBO — beginning of year	$86	$104
Interest cost	3	3
Actuarial (gain) loss	4	(5)
Plan amendment	(15)	—
Foreign currency rate changes	—	(1)
Benefit payments (1)	(11)	(15)
APBO — end of year	67	86
Retiree medical liability	$67	$86

(1)	Net of subsidies and rebates available under Employer Group Waiver Plan ("EGWP").

Actuarial losses(gains) relate to changes in the discount rate and other actuarial assumptions. In accordance with ASC Topic 715, "Compensation – Retirement Benefits", a portion of the actuarial losses is not subject to amortization. The actuarial losses that are subject to amortization are generally amortized over the average lifetime of inactive participants of approximately 9 years.

The retiree medical liability is included in the Consolidated Balance Sheet as follows (in millions):

	September 30,
	2019	2018
Current — included in compensation and benefits	$11	$13
Long-term — included in retirement benefits	56	73
Retiree medical liability	$67	$86

The following table summarizes the amounts included in AOCL net of tax related to retiree medical liabilities as of September 30, 2019 and 2018 and changes recognized in Other Comprehensive Income (Loss) net of tax for the years ended September 30, 2019 and 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Net Actuarial Loss	Prior Service Cost (Benefit)	Total
Balance at September 30, 2018	$76	$(178)	$(102)
Net actuarial loss for the year	4	—	4
Recognized prior service costs due to plan amendment	—	(15)	(15)
Amortization for the year	(15)	35	20
Deferred tax impact	5	(7)	(2)
Balance at September 30, 2019	$70	$(165)	$(95)

Balance at September 30, 2017	$92	$(203)	$(111)
Net actuarial gain for the year	(5)	—	(5)
Amortization for the year	(17)	35	18
Deferred tax impact	6	(10)	(4)
Balance at September 30, 2018	$76	$(178)	$(102)

The net actuarial loss and prior service benefit that are estimated to be amortized from AOCL into net periodic retiree medical income in fiscal year 2020 are $14 million and $36 million, respectively.

The components of retiree medical expense for the years ended September 30 are as follows (in millions):

	2019	2018	2017
Service cost	$—	$—	$—
Interest cost	3	3	14
Amortization of:
Prior service benefit	(35)	(35)	(5)
Actuarial losses	15	17	15
Retiree medical (income) expense	$(17)	$(15)	$24

A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2019	2018
Effect on total service and interest cost
1% Increase	$—	$—
1% Decrease	—	—
Effect on APBO
1% Increase	5	4
1% Decrease	(4)	(4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The company expects future benefit payments as follows (in millions):

	Gross Benefit Payments	Gross Receipts (1)
Fiscal 2020	$11	$—
Fiscal 2021	9	—
Fiscal 2022	8	—
Fiscal 2023	6	—
Fiscal 2024	5	—
Fiscal 2025 – 2029	14	1

(1)	Consists of subsidies and rebates available under EGWP.

23. RETIREMENT PENSION PLANS

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

The mortality assumptions for participants in the company’s U.S. plans incorporates future mortality improvements from tables published by the SOA. The company reviewed the new SOA mortality and mortality improvement tables and utilized an actuary to conduct a study based on the company’s plan participants. The company determined that the best representation of the plans' mortality is to utilize the new SOA mortality and mortality improvement tables as the reference table for credibility-weighted mortality rates, blended with company specific mortality based on the study conducted by the actuary. .

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

In April 2007, the company announced a freeze of its defined benefit pension plan for salaried and non-represented employees in the United States, effective January 1, 2008. The change affected approximately 3,800 employees including certain employees who continued to accrue benefits for an additional transition period, ending June 30, 2011. After these freeze dates, the company started making additional contributions to its defined contribution savings plan on behalf of the affected employees. The amount of the savings plan contribution is based on a percentage of the employees’ pay, with the contribution percentage increasing as a function of employees’ age. These changes do not affect plan participants who had retired prior to the freeze dates or represented employees. Accumulated actuarial losses are being amortized into net periodic pension expense over the average life expectancy of inactive plan participants of approximately 16 years.

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

The company’s pension obligations are measured as of September 30, 2019, 2018 and 2017. The U.S. plans include qualified and non-qualified pension plans. The company’s only significant remaining non-U.S. plan is located in the United Kingdom.

The following are the significant assumptions used in the measurement of the projected benefit obligation ("PBO") and net periodic pension expense:

	U.S. Plans
	2019			2018	2017
Discount rate	3.10%	-	3.15%	4.30%	3.70%	—	3.75%
Assumed return on plan assets (beginning of the year)	7.75%			7.75%	7.75%

	U.K. Plan
	2019	2018	2017
Discount rate	1.80%	2.90%	2.80%
Assumed return on plan assets (beginning of the year)	6.00%	6.00%	6.00%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reconciles the change in the PBO, the change in plan assets and amounts included in the Consolidated Balance Sheet for the years ended September 30, 2019 and 2018, respectively (in millions):

	2019			2018
	U.S.	Non- U.S.	Total	U.S.	Non- U.S.	Total
PBO — beginning of year	$922	$554	$1,476	$1,036	$599	$1,635
Interest cost	37	16	53	38	16	54
Actuarial (gain) loss	122	111	233	(70)	(9)	(79)
Prior service cost	—	8	8	—	—	—
Acquisitions	—	1	1	—	—	—
Settlements	—	(3)	(3)	—	(18)	(18)
Benefit payments	(75)	(30)	(105)	(82)	(19)	(101)
Foreign currency rate changes	—	(36)	(36)	—	(15)	(15)
PBO — end of year	$1,006	$621	$1,627	$922	$554	$1,476
Change in plan assets
Fair value of assets — beginning of year	$744	$702	$1,446	$821	$730	$1,551
Actual return on plan assets	67	139	206	—	32	32
Employer contributions	5	—	5	5	1	6
Settlements	—	(3)	(3)	—	(22)	(22)
Benefit payments	(75)	(30)	(105)	(82)	(19)	(101)
Foreign currency rate changes	—	(44)	(44)	—	(20)	(20)
Fair value of assets — end of year	$741	$764	$1,505	$744	$702	$1,446
Funded status	$(265)	$143	$(122)	$(178)	$148	$(30)

Amounts included in the Consolidated Balance Sheet at September 30, 2019 and 2018 are comprised of the following (in millions):

	2019			2018
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Non-current assets	$—	$149	$149	$—	$152	$152
Current liabilities	(5)	—	(5)	(5)	—	(5)
Retirement benefits-non-current	(260)	(6)	(266)	(173)	(4)	(177)
Net amount recognized	$(265)	$143	$(122)	$(178)	$148	$(30)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize the amounts included in AOCL net of tax related to pension liabilities as of September 30, 2019 and 2018 and changes recognized in Other Comprehensive Income (Loss) net of tax for the year ended September 30, 2019.

	Net Actuarial Loss
	U.S.	Non-U.S.	Total
Balance at September 30, 2018	$394	$184	$578
Net actuarial loss for the year	113	20	133
Amortization for the year	(20)	(4)	(24)
Deferred tax impact	(20)	—	(20)
Balance at September 30, 2019	$467	$200	$667

Balance at September 30, 2017	$418	$193	$611
Net actuarial gain for the year	(11)	3	(8)
Amortization for the year	(23)	(6)	(29)
Deferred tax impact	10	—	10
Settlements	—	(6)	(6)
Balance at September 30, 2018	$394	$184	$578

The company estimates that $32 million of net actuarial losses will be amortized from AOCL into net periodic pension expense during fiscal year 2020. The non-current portion of the pension liability is included in Retirement Benefits in the Consolidated Balance Sheet as follows (in millions):

	September 30,
	2019	2018
Pension liability	$266	$177
Retiree medical liability — long term (see Note 22)	56	73
Other	14	12
Total retirement benefits	$336	$262

In accordance with FASB guidance, the PBO, accumulated benefit obligation ("ABO") and fair value of plan assets are required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and ABO is that the PBO includes projected compensation increases.

Additional information is as follows (in millions):

	2019			2018
	ABO Exceeds Assets	Assets Exceed ABO	Total	ABO Exceeds Assets	Assets Exceed ABO	Total
PBO	$1,012	$615	$1,627	$926	$550	$1,476
ABO	1,012	615	1,627	926	550	1,476
Plan Assets	741	764	1,505	744	702	1,446

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of net periodic pension expense are as follows (in millions):

	2019	2018	2017
Service cost	$—	$—	$—
Interest cost	53	54	53
Assumed rate of return on plan assets	(97)	(99)	(96)
Amortization of —
Actuarial losses	24	29	30
Settlement loss	—	6	—
Net periodic pension income	$(20)	$(10)	$(13)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of plan assets at September 30, 2019 by asset category is as follows (in millions):

U.S. Plans	2019
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
U.S. – Large cap	$38	$—	$—	$38
U.S. – Small cap	15	—	—	15
Private equity	—	—	19	19
International equity	21	—	—	21
Equity investments measured at net asset value (1)	—	—	—	154
Total equity investments	$74	$—	$19	$247
Fixed income investments
U.S. fixed income	$3	$233	$—	$236
Emerging fixed income	—	16	—	16
Partnerships fixed income	12	—	—	12
Fixed income investments measured at net asset value (1)	—	—	—	27
Total fixed income	$15	$249	$—	$291
Alternatives – Partnerships	—	—	86	86
Alternatives – Partnerships measured at net asset value (1)	—	—	—	78
Cash and cash equivalents	—	39	—	39
Total assets at fair value	$89	$288	$105	$741

Non-U.S. Plans	2019
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
International equity	$170	$—	$—	$170
Total equity investments	$170	$—	$—	$170
Fixed income investments
Other fixed income investments	$6	$222	$—	$228
Fixed income investments measured at net asset value (1)	—	—	—	189
Total fixed income	$6	$222	$—	$417
Commingled funds	—	3	—	3
Alternative investments measured at net asset value (1)	—	—	—	124
Real estate measured at net asset value (1)	—	—	—	38
Cash and cash equivalents	—	12	—	12
Total assets at fair value	$176	$237	$—	$764

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unfunded Commitment

As of September 30, 2019, the U.S. plan had $13 million of unfunded investment commitments related to plan assets. The majority of this amount is attributed to partnership investments that the plan will invest in gradually over the course of several years. Non-U.S. plans currently do not have any unfunded commitments.

The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended September 30, 2019 (in millions):

U.S. Plans	2019
	Fair Value at October 1, 2018	Return on Plan Assets: Attributable to Assets Held at September 30, 2019	Purchases	Settlements	Net Transfers Into (Out of) Level 3	Fair Value at September 30, 2019
Asset Category
Private equity	$17	$2	$—	$—	$—	$19
Alternatives –
Partnerships	83	4	—	(1)	—	86
Total Level 3 fair value	$100	$6	$—	$(1)	$—	$105

The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended September 30, 2018 (in millions):

U.S. Plans	2018
	Fair Value at October 1, 2017	Return on Plan Assets: Attributable to Assets Held at September 30, 2018	Purchases	Settlements	Net Transfers Into (Out of) Level 3	Fair Value at September 30, 2018
Asset Category
Private equity	$19	$(3)	$1	$—	$—	$17
Alternatives –
Partnerships	77	6	—	—	—	83
Total Level 3 fair value	$96	$3	$1	$—	$—	$100

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Information about the expected cash flows for the U.S. and non-U.S. pension plans is as follows (in millions):

	U.S.	Non U.S.	Total
Expected employer contributions:
Fiscal 2020	$5	$1	$6
Expected benefit payments:
Fiscal 2020	71	30	101
Fiscal 2021	70	30	100
Fiscal 2022	70	30	100
Fiscal 2023	67	30	97
Fiscal 2024	67	30	97
Fiscal 2025-2029	308	152	460

The company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans, including company matching contributions, was $21 million, $21 million and $18 million for fiscal years 2019, 2018 and 2017, respectively.

24. INCOME TAXES

The income tax provisions were calculated based upon the following components of income before income taxes (in millions):

	2019	2018	2017
U.S. income	$194	$85	$252
Foreign income	183	193	129
Total	$377	$278	$381

The components of the provision (benefit) for income taxes are summarized as follows (in millions):

	2019	2018	2017
Current tax expense:
U.S.	$1	$24	$1
Foreign	40	51	11
State and local	1	—	2
Total current tax expense	42	75	14
Deferred tax expense (benefit):
U.S.	34	76	28
Foreign	6	(5)	9
State and local	—	3	1
Total deferred tax expense	40	74	38
Income tax expense	$82	$149	$52

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net deferred income tax assets (liabilities) included in the Consolidated Balance Sheet consist of the tax effects of temporary differences related to the following (in millions):

	September 30,
	2019	2018
Accrued compensation and benefits	$19	$15
Accrued product warranties	11	11
Inventory costs	7	6
Receivables	8	8
Asbestos and environmental	8	28
Accrued retiree healthcare benefits	16	21
Retirement pension plans	59	41
Property	7	10
Loss and credit carryforwards	230	278
Other	18	19
Sub-total	383	437
Less: Valuation allowances	(207)	(236)
Deferred income taxes - asset	$176	$201
Taxes on undistributed income	$(10)	$(14)
Intangible assets	(51)	(54)
Debt basis difference	(8)	(9)
Deferred income taxes - liability	$(69)	$(77)
Net deferred income tax assets	$107	$124

Net deferred income tax assets (liabilities) are included in the Consolidated Balance Sheet as follows (in millions):

	September 30,
	2019	2018
Other assets (see Note 14)	$122	$140
Other liabilities (see Note 17)	(15)	(16)
Net deferred income taxes — asset	$107	$124

Valuation Allowances

In prior years, the company established valuation allowances against the net deferred tax assets of its 100%-owned subsidiaries in France, Germany, Brazil, the U.K. and certain other countries. In evaluating its ability to recover these net deferred tax assets, the company utilizes a consistent approach which considers its historical operating results, including an assessment of the degree to which any gains or losses are driven by items that are unusual in nature and tax planning strategies. In addition, the company reviews changes in near-term market conditions and other factors that impact future operating results.

During the fourth quarter of fiscal year 2018, as a result of sustained profitability in Brazil evidenced by strong earnings history, future forecasted income, and additional positive evidence, the company determined it was more likely then not it would be able to realize the deferred tax assets in Brazil. Accordingly, the company reversed the valuation allowance, resulting in a non-cash income tax benefit of $9 million.

As of September 30, 2019, the company continues to maintain the valuation allowances in France, Germany, the U.K. and certain other jurisdictions, as the company believes the negative evidence continues to outweigh the positive evidence that it will be able to recover these net deferred tax assets. If, in the future, the company generates taxable income on a sustained basis, its conclusion regarding the need for valuation allowances in these jurisdictions could change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The expiration periods for deferred tax assets related to net operating losses and tax credit carryforwards as of September 30, 2019 are included below (in millions). Also included are the associated valuation allowances on these deferred tax assets (in millions).

	Fiscal Year Expiration Periods
	2020-2024	2025-2034	2035-2039	Indefinite	Total
Net Operating Losses and Tax Credit Carryforwards	$14	$30	$11	$175	$230
Valuation Allowances on these Deferred Tax Assets	$5	$11	$—	$172	$188

Realization of deferred tax assets representing net operating loss and tax credit carryforwards for which a valuation allowance has not been provided is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that such deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if the company is unable to generate sufficient future taxable income during the carryforward period.

The company’s provision (benefit) for income taxes was different from the provision for income taxes calculated at the U.S. statutory rate for the reasons set forth below (in millions):

	2019	2018	2017
Expense for income taxes at statutory tax rate	$79	$68	$133
State and local income taxes	3	2	14
Foreign income taxed at rates other than statutory	11	4	(9)
Legislative changes	1	126	—
Joint venture equity income	(6)	(6)	(7)
Correlated tax relief	—	—	(7)
U.S. tax impact on non-U.S. earnings	—	4	8
Nondeductible expenses	16	8	10
Tax credits	(11)	(9)	(14)
Valuation allowances	(7)	(40)	(56)
Impact of capital loss	—	(1)	(15)
Other	(4)	(7)	(5)
Income tax expense	$82	$149	$52

On December 22, 2017, the U.S. government enacted the U.S. tax reform. The U.S. tax reform made broad and complex changes to the U.S. tax code that affected the company's fiscal year ended September 30, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent and requiring a one-time transition tax on deemed repatriated earnings of foreign subsidiaries.
The SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the U.S. tax reform. SAB 118 provides a measurement period that should not extend beyond one year from the U.S. tax reform enactment date for companies to complete the accounting under ASC 740. The company completed their accounting for the enactment date income tax effects of U.S. tax reform as of December 31, 2018. As reflected in the September 30, 2019 financial statements, the results of this accounting were a reduction to the estimated tax expense at September 30, 2018 from $89 million to $87 million for the refinement of the U.S. tax reform items.
At September 30, 2019, $1,163 million of non-U.S. earnings are considered indefinitely reinvested in operations outside the U.S., for which deferred taxes have not been provided. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Additionally, the company has accounted for the tax impacts related to the Global Intangible Low Tax Income ("GILTI"), Base Erosion Anti Abuse Tax ("BEAT") and Foreign Derived Intangible Income ("FDII") regimes as well as all other provisions of the U.S. tax reform that are effective in fiscal year 2019. The company has elected to treat GILTI as a period cost and, therefore, has not recognized deferred taxes for basis differences that may reverse as GILTI tax in future periods.

The total amount of gross unrecognized tax benefits the company recorded in accordance with ASC Topic 740 as of September 30, 2019 was $276 million, of which $230 million represents the amount that, if recognized, would favorably affect the effective income tax rate in future periods.

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows (in millions):

	2019	2018	2017
Balance at beginning of the period	$261	$269	$243
Additions to tax positions recorded during the current year	11	—	—
Additions to tax positions recorded during the prior year	9	—	26
Reductions to tax position recorded in prior years	—	(6)	—
Reductions to tax positions due to lapse of statutory limits	(4)	(1)	(2)
Translation, other	(1)	(1)	2
Balance at end of the period	$276	$261	$269

The company’s continuing practice is to recognize interest and penalties on uncertain tax positions in the provision for income taxes in the Consolidated Statement of Operations. At September 30, 2019 and 2018, the company recorded assets of $12 million and $13 million, respectively, of interest on uncertain tax positions in the Consolidated Balance Sheet. In addition, penalties of $1 million were recorded as of September 30, 2019 and 2018. The income tax expense related to interest was $1 million and income tax benefit of $4 million and $5 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively. The income tax benefit related to penalties was immaterial in fiscal years ended September 30, 2019, 2018 and 2017.

The company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. The company’s Canadian federal income tax returns for fiscal years 2015 and 2016 are currently under audit. The company's German subsidiary is currently under audit for fiscal years 2008 through 2013. The company's Indian subsidiary is currently under audit for fiscal years 2015 and 2016. The company's U.K. subsidiaries are under audit for fiscal years 2015 and 2016. In addition, the company is under audit in various state tax jurisdictions for various years. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could change the company’s unrecognized tax benefits during the next twelve months. It is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefit in the next twelve months.

In addition to the audits listed above, the company has open tax years primarily from 2001-2018 with various significant taxing jurisdictions, including the U.S., Brazil, Canada, China, Italy, Mexico, Sweden and the U.K. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The company has recorded a tax benefit only for those positions that meet the more-likely-than-not standard.

25. CONTINGENCIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of costs related to insolvent parties or unidentified shares. At environmental sites in which the company is the only potentially responsible party, the company records a liability for the total probable and estimable costs of remediation before consideration of recovery from insurers or other third parties.

The company has been designated as a potentially responsible party at ten Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at September 30, 2019 to be approximately $24 million, of which $11 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators. Environmental remediation costs recorded with respect to the Superfund were $2 million in fiscal year 2019, $12 million in fiscal year 2018 and were not substantial in 2017.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at September 30, 2019 to be approximately $14 million, of which $4 million is probable and recorded as a liability. During fiscal years 2019, 2018 and 2017, the company recorded environmental remediation costs of $2 million, $2 million and $3 million, respectively, with respect to these matters, resulting from revised estimates to remediate these sites.

Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 2.25 to 3.00 percent and is approximately $13 million at September 30, 2019. The undiscounted estimate of these costs is approximately $15 million.

The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2018	$12	$5	$17
Payments and other	(3)	(3)	(6)
Accruals	2	2	4
Balance at September 30, 2019	$11	$4	$15

There were $3 million, $12 million, and $3 million of environmental remediation costs recognized in other operating expense in the Consolidated Statement of Operations in fiscal years 2019, 2018 and 2017, respectively.

Environmental reserves are included in Other Current Liabilities (see Note 16) and Other Liabilities (see Note 17) in the Consolidated Balance Sheet.

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
In April 2016, the company was served with several complaints filed against the company and other defendants in the United States District Court for the Northern District of Mississippi. The complaints were amended in July 2016. These complaints allege damages, including diminution of property value, concealment/fraud and emotional distress resulting from alleged environmental

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

pollution in and around a neighborhood in Grenada, Mississippi. Rockwell owned and operated a facility near the neighborhood from 1965 to 1985. The company filed answers to the complaints in July 2016. In May 2017, the company was served with a complaint filed against the company and other defendants by the Mississippi Attorney General in the Chancery Court of Grenada County, Mississippi. The complaint alleged that operations at the above-referenced Grenada facility caused contamination of off-site groundwater and surface waters. Subsequently, the company removed this action to the United States District Court for the Northern District of Mississippi. However, plaintiffs’ motion to remand the case to the Chancery Court was granted in March 2018. In April, May and July 2018, the company was served with additional property damage, personal injury and wrongful death lawsuits naming the company and others as defendants, which were brought by current and former residents of the same neighborhood. The company has reached settlements with some but not all of the plaintiffs, and continues to vigorously defend itself while continuing settlement discussions in the unresolved matters.  The company recorded an accrual in the second quarter of fiscal year 2019.

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
As of January 22, 2019, Maremont and its subsidiaries were deconsolidated from the Consolidated Balance Sheet and the results of Maremont’s operations were eliminated from the company’s consolidated results of operations as Maremont became subject to the control of a court. Deconsolidation had an insignificant impact on the Consolidated Statement of Operations.
The Plan was confirmed by the U.S. Bankruptcy Court for the District of Delaware on May 17, 2019 and approved by the United States District Court for the District of Delaware on June 27, 2019. On July 9, 2019, the company contributed $48 million, consisting of cash and repayment of a loan to Maremont, and Maremont funded the 524(g) Trust with such cash and its other assets, including its existing insurance policies. As a result, all current and future asbestos claims related to the Maremont’s historical asbestos-related activities have been channeled to the 524(g) Trust, which will process and satisfy all such claims going forward pursuant to its resolution and payment procedures.
Pending and Future Claims as of September 2018: Previously, Maremont engaged a third-party advisor with extensive experience in assessing asbestos-related liabilities to conduct a study to estimate its potential undiscounted liability for pending and future asbestos-related claims. Management continuously monitored the underlying claims data and experience for the purpose of assessing the appropriateness of the assumptions used to estimate the liability.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Rockwell — ArvinMeritor, Inc. ("AM"), a predecessor of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. Rockwell had approximately 1,400 pending active asbestos claims in lawsuits that name AM, as a defendant at September 30, 2019 and 2018.

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

Pending and Future Claims: The company engaged a third-party advisor with extensive experience in assessing asbestos-related liabilities to conduct a study to estimate its potential undiscounted liability for pending and future asbestos-related claims as of September 30, 2019. On a continual basis, management monitors the underlying claims data and experience, for the purpose of assessing the appropriateness of the assumptions used to estimate the liability.

As of September 30, 2019, the estimated probable range of equally likely possibilities of the company’s obligation for asbestos-related claims over the next 40 years is $91 million to $181 million. Based on the information contained in the actuarial study, and all other available information considered, management concluded that no amount within the range of potential liability was more likely than any other and, therefore, recorded the low end of the range. The company recognized a liability for pending and future claims of $91 million as of September 30, 2019 and $103 million as of September 30, 2018. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.

Recoveries: Rockwell has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. In 2004, the company initiated litigation against certain of these carriers to enforce the insurance policies. During the fourth quarter of fiscal year 2016, the company executed settlement agreements with two of these carriers, thereby resolving the litigation against those particular carriers. Pursuant to the terms of one of those settlement agreements, in the fourth quarter of fiscal year 2016 the company received $32 million in cash from an insurer, of which $10 million was recognized as a reduction in asbestos expense, and $22 million was recorded as a liability to the insurance carrier as it is required to be returned to the carrier if additional asbestos liability is not ultimately incurred. During fiscal years 2018 and 2017, Rockwell recognized an additional $12 million and $10 million, respectively of the cash settlement proceeds as a reduction in asbestos expense. Pursuant to the terms of a second settlement agreement, in the fourth quarter of fiscal year 2016 the company recorded a $12 million receivable to reflect expected reimbursement of future defense and indemnity payments under a coverage-in-place arrangement with that insurer. During the fourth quarter of fiscal year 2018, the company entered into a settlement agreement to resolve additional disputed coverage resulting from asbestos claims. On September 15, 2018, the company received $3 million in cash and $28 million recorded as an insurance receivable related to this settlement. The insurance receivables for Rockwell’s asbestos-related liabilities totaled $61 million and $68 million as of September 30, 2019 and 2018, respectively. Included in the September 30, 2018 amount is an increase to previous settlement receivables resulting from the extended forecast horizon which led to a balance of $40 million for those previous settlement receivables as of September 30, 2018.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Rockwell legacy asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	September 30,
	2019	2018
Pending and future claims	$91	$103
Billed but unpaid claims	2	2
Asbestos-related liabilities	$93	$105
Asbestos-related insurance recoveries	$61	$68

Assumptions: The following assumptions were made by the company after consultation with consultants and are included in the study:

•	Pending and future claims were estimated for a 40 year period ending in fiscal year 2059;

•	The litigation environment remains consistent throughout the forecast horizon;

•	On a per claim basis, defense and indemnity costs for pending and future claims will be at the level consistent with the company’s recent experience.

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

26. BUSINESS SEGMENT INFORMATION
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
      The company has two reportable segments at September 30, 2019, as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Segment information is summarized as follows (in millions):

	Commercial Truck	Aftermarket, Industrial and Trailer	Elims	Total
Fiscal year 2019 Sales:
External Sales	$3,110	$1,278	$—	$4,388
Intersegment Sales	142	35	(177)	—
Total Sales	$3,252	$1,313	$(177)	$4,388
Fiscal year 2018 Sales (1):
External Sales	$3,037	$1,141	$—	$4,178
Intersegment Sales	135	35	(170)	—
Total Sales	$3,172	$1,176	$(170)	$4,178
Fiscal year 2017 Sales (1):
External Sales	$2,347	$1,000	$—	$3,347
Intersegment Sales	122	32	(154)	—
Total Sales	$2,469	$1,032	$(154)	$3,347

(1)	Fiscal years 2018 and 2017 have been recast to reflect reportable segment changes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment adjusted EBITDA:	2019	2018 (2)	2017 (2)
Commercial Truck	$327	$337	$224
Aftermarket, Industrial and Trailer	190	150	126
Segment adjusted EBITDA	517	487	350
Unallocated legacy and corporate income (expense), net (1)	3	(13)	(3)
Interest expense, net	(57)	(67)	(119)
Gain on sale of equity investment	—	—	243
Provision for income taxes	(82)	(149)	(52)
Depreciation and amortization	(87)	(84)	(75)
Loss on sale of receivables	(6)	(5)	(5)
Restructuring costs	(8)	(6)	(6)
AxleTech transactions costs (3)	(6)	—	—
Asbestos related items (4)	31	(25)	—
Pension settlement loss (5)	—	(6)	—
Asset impairment charges	(10)	(3)	(4)
Noncontrolling interests	(5)	(9)	(4)
Income from continuing operations attributable to Meritor, Inc.	$290	$120	$325

(1)
Unallocated legacy and corporate income (expense), net represents items that are not directly related to the company's business segments. These items primarily include asbestos-related charges and settlements, pension and retiree medical costs associated with sold businesses, and other legacy costs for environmental and product liability.

(2)	Fiscal years 2018 and 2017 have been recast to reflect reportable segment changes.

(3)	Represents transaction fees.

(4)
The year ended September 30, 2019 includes $31 million related to the remeasurement of the Maremont net asbestos liability based on the Plan. The year ended September 30, 2018 includes $25 million related to the change in estimate resulting from change in estimated forecast horizon and an asbestos insurance settlement.

(5)	The year ended September 30, 2018 includes $6 million related to the U.K. pension settlement loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation and Amortization:	2019	2018 (1)	2017 (1)
Commercial Truck	$68	$68	$64
Aftermarket, Industrial and Trailer	19	16	11
Total depreciation and amortization	$87	$84	$75
Capital Expenditures:	2019	2018 (1)	2017 (1)
Commercial Truck	$82	$83	$79
Aftermarket, Industrial and Trailer	21	21	16
Total capital expenditures	$103	$104	$95

	September 30,
Segment Assets:	2019	2018 (2)
Commercial Truck	$1,659	$1,764
Aftermarket, Industrial and Trailer	815	589
Total segment assets	2,474	2,353
Corporate (3)	567	633
Less: Accounts receivable sold under off-balance sheet factoring programs (4)	(226)	(260)
Total assets	$2,815	$2,726

(1)	Fiscal years 2018 and 2017 have been recast to reflect reportable segment changes.

(2)	Amounts as of September 30, 2018 have been recast to reflect reportable segment changes, including the reallocation of goodwill.

(3)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(4)
At September 30, 2019 and September 30, 2018, segments assets include $226 million and $260 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 9). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Sales by geographic area are based on the location of the selling unit. Information on the company’s geographic areas is summarized as follows (in millions):

Sales by Geographic Area:
	2019	2018	2017
U.S.	$2,622	$2,289	$1,761
Canada	69	72	69
Mexico	249	221	234
Total North America	2,940	2,582	2,064
Sweden	276	311	273
Italy	234	243	210
United Kingdom	165	179	149
Other Europe	91	103	83
Total Europe	766	836	715
Brazil	248	224	168
China	153	196	127
India	197	231	184
Other Asia-Pacific	84	109	89
Total sales	$4,388	$4,178	$3,347

Assets by Geographic Area:
	2019	2018
U.S.	$1,504	$1,350
Canada	39	36
Mexico	197	224
Total North America	1,740	1,610
Sweden	130	138
Italy	81	86
United Kingdom	241	263
Other Europe	173	171
Total Europe	625	658
Brazil	187	161
China	124	123
India	84	100
Other Asia-Pacific	55	74
Total	$2,815	$2,726

Sales to AB Volvo represented approximately 22 percent, 23 percent and 22 percent of the company’s sales in fiscal years 2019, 2018 and 2017, respectively. Sales to Daimler AG represented approximately 19 percent, 17 percent and 17 percent of the company’s sales in fiscal years 2019, 2018 and 2017, respectively. Sales to PACCAR represented approximately 13 percent, 12 percent and 10 percent of the company's sales in fiscal years 2019, 2018 and 2017, respectively. Sales to Navistar represented approximately 10 percent, 9 percent and 9 percent of the company’s sales in fiscal years 2019, 2018 and 2017, respectively. No other customer comprised 10 percent or more of the company’s total sales in any of the three fiscal years ended September 30, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

27. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a condensed summary of the company’s unaudited quarterly results of continuing operations for fiscal years 2019 and 2018. Per share amounts are based on the weighted average shares outstanding for that quarter. Earnings per share for the year may not equal the sum of the four fiscal quarters’ earnings per share due to changes in basic and diluted shares outstanding.

	2019 Fiscal Quarters (Unaudited)
	First	Second	Third	Fourth	2019
	(In millions, except share related data)
Sales	$1,038	$1,156	$1,166	$1,028	$4,388
Cost of sales	(897)	(982)	(987)	(882)	(3,748)
Gross margin	141	174	179	146	640
Provision for income taxes	(21)	(27)	(21)	(13)	(82)
Net income	92	74	89	41	296
Net income from continuing operations attributable to Meritor, Inc.	90	73	85	42	290
Net income attributable to Meritor, Inc.	90	72	86	43	291
Basic earnings per share from continuing operations	$1.06	$0.88	$1.02	$0.51	$3.49
Diluted earnings per share from continuing operations	$1.03	$0.85	$0.99	$0.50	$3.36

The company recognized restructuring income and costs in its continuing operations during fiscal year 2019 as follows: an insignificant amount in the first quarter, $1 million of income in the second quarter, $1 million of income in the third quarter and $10 million of restructuring costs in the fourth quarter (see Note 8). During the first quarter of fiscal year 2019 a $31 million adjustment was made relating to the remeasurement of the Maremont asbestos liability based on the Plan. The year ended September 30, 2019 includes $12 million of non-cash tax benefit related to the one-time deemed repatriation of accumulated foreign earnings and a one-time net charge of $9 million recorded for an election made that will allow for a future tax-free repatriation of cash to the United States.

	2018 Fiscal Quarters (Unaudited) (1)
	First	Second	Third	Fourth	2018
	(In millions, except share related data)
Sales	$903	$1,066	$1,129	$1,080	$4,178
Cost of sales	(771)	(895)	(959)	(928)	(3,553)
Gross margin	132	171	170	152	625
Provision for income taxes	(83)	(22)	(26)	(18)	(149)
Net income (loss)	(34)	60	67	33	126
Net income (loss) from continuing operations attributable to Meritor, Inc.	(35)	57	66	32	120
Net income (loss) attributable to Meritor, Inc.	(36)	57	64	32	117
Basic earnings (loss) per share from continuing operations	$(0.40)	$0.64	$0.76	$0.37	$1.37
Diluted earnings (loss) per share from continuing operations	$(0.40)	$0.63	$0.73	$0.36	$1.31

(1)Amounts for the 2018 fiscal quarters have been recast for ASU 2017-07, Compensation Retirement Benefits (Topic 715).

The company recognized restructuring costs in its continuing operations during fiscal year 2018 as follows: $2 million in the first quarter, $1 million in the second quarter, $3 million in the third quarter and no restructuring costs in the fourth quarter (see Note 8). During the fourth quarter of fiscal year 2018, the company recognized a $6 million loss associated with the UK pension settlement. During the fourth quarter of fiscal year 2018, the company recognized $25 million net expense, related to the change

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

in estimate resulting from change in estimated forecast horizon and an asbestos insurance settlement. The year ended September 30, 2018 includes $57 million of non-cash tax expense related to the revaluation of the company's deferred tax assets and liabilities as a result of the U.S. tax reform, $26 million of non-cash tax expense related to the one-time deemed repatriation of accumulated foreign earnings and $6 million of non-cash tax expense related to other adjustments. During the fourth quarter of fiscal year 2018, the company recognized a $9 million reversal of a Brazil valuation allowance, partially offset by a $2 million increase in valuation allowances for certain U.S. state jurisdictions.

28. OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Year Ended September 30,
	2019	2018	2017
	(in millions)
OPERATING ACTIVITIES
Net income	$296	$126	$328
Less: Income (loss) from discontinued operations, net of tax	1	(3)	(1)
Income from continuing operations	295	129	329
Adjustments to income from continuing operations to arrive at cash provided by operating activities:
Depreciation and amortization	87	84	75
Deferred income tax expense	40	74	38
Restructuring costs	8	6	6
Loss on debt extinguishment	—	8	36
Asset impairment	10	3	4
Equity in earnings of affiliates	(31)	(27)	(48)
Stock compensation expense	18	20	19
Provision for doubtful accounts	—	(1)	1
Pension and retiree medical expense (income)	(37)	(31)	11
Pension settlement loss	—	6	—
Asbestos related liability remeasurement	(31)	—	—
Contribution to Maremont trust	(48)	—	—
Gain on sale of equity method investment	—	—	(243)
Dividends received from equity method investments	23	17	44
Pension and retiree medical contributions	(16)	(21)	(38)
Restructuring payments	(5)	(8)	(15)
Changes in off-balance sheet receivable securitization and factoring programs	(18)	11	26
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations:
Receivables	80	(98)	(160)
Inventories	9	(112)	(43)
Accounts payable	(103)	97	133
Other current assets and liabilities	(3)	36	16
Other assets and liabilities	(22)	59	(12)
Operating cash flows provided by continuing operations	256	252	179
Operating cash flows used for discontinued operations	—	(1)	(3)
CASH PROVIDED BY OPERATING ACTIVITIES	$256	$251	$176

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 30,
	2019	2018	2017
	(In millions)
Balance sheet data:
Allowance for doubtful accounts	$3	$4	$5
Statement of operations data:
Maintenance and repairs expense	55	52	46
Research, development and engineering expense	75	73	69
Depreciation expense	76	74	67
Rental expense	19	18	14
Interest income	4	3	3
Interest expense	(61)	(70)	(122)
Statement of cash flows data:
Interest payments, net of receipts	41	49	75
Income tax payments, net of refunds	64	33	22
Non-cash investing activities - capital asset additions from capital leases	—	4	—

29. SUPPLEMENTAL PARENT AND GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Article 3-10 of Regulation S-X (S-X Rule 3-10) requires that separate financial information for issuers and guarantors of registered securities be filed in certain circumstances. Certain of the company's 100% owned subsidiaries, as defined in the credit agreement (the "Guarantors") irrevocably and unconditionally guarantee amounts outstanding under the senior secured revolving credit facility on a joint and several basis. Similar subsidiary guarantees were provided for the benefit of the holders of the publicly-held notes outstanding under the company's indentures (see Note 18).

Schedule I of Article 5-04 of Regulation S-X (S-X Rule 5-04) requires that condensed financial information of the registrant ("Parent") be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. As of September 30, 2019, net assets of certain subsidiaries in China and India and certain unconsolidated subsidiaries that are restricted by law from transfer by cash dividends, loans or advances to Meritor, Inc did not exceed 25 percent of the consolidated net assets of Meritor, Inc. As of September 30, 2019 the amount of the net assets restricted from transfer by law was $73 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (In millions)

	Fiscal Year Ended September 30, 2019
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$2,621	$1,767	$—	$4,388
Subsidiaries	—	110	201	(311)	—
Total sales	—	2,731	1,968	(311)	4,388
Cost of sales	(65)	(2,298)	(1,696)	311	(3,748)
GROSS MARGIN	(65)	433	272	—	640
Selling, general and administrative	(92)	(127)	(37)	—	(256)
Restructuring costs	—	(6)	(2)	—	(8)
Other operating expense, net	(3)	(10)	—	—	(13)
OPERATING INCOME (LOSS)	(160)	290	233	—	363
Other income (expense), net	50	36	(46)	—	40
Equity in earnings of affiliates	—	21	10	—	31
Interest income (expense), net	(130)	47	26	—	(57)
INCOME (LOSS) BEFORE INCOME TAXES	(240)	394	223	—	377
Benefit (provision) for income taxes	53	(84)	(51)	—	(82)
Equity income from continuing operations of subsidiaries	477	108	—	(585)	—
INCOME FROM CONTINUING OPERATIONS	290	418	172	(585)	295
LOSS FROM DISCONTINUED OPERATIONS, net of tax	1	—	—	—	1
NET INCOME	291	418	172	(585)	296
Less: Net income attributable to noncontrolling interests	—	—	(5)	—	(5)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$291	$418	$167	$(585)	$291

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (In millions)

	Fiscal Year Ended September 30, 2019
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$291	$418	$172	$(585)	$296
Other comprehensive income, net of tax	(115)	(62)	(64)	125	(116)
Total comprehensive income	176	356	108	(460)	180
Less: Comprehensive income attributable to noncontrolling interests	—	—	(4)	—	(4)
Comprehensive income attributable to Meritor, Inc.	$176	$356	$104	$(460)	$176

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (In millions)

	Fiscal Year Ended September 30, 2018 (1)
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
Sales
External	$—	$2,290	$1,888	$—	$4,178
Subsidiaries	—	143	219	(362)	—
Total sales	—	2,433	2,107	(362)	4,178
Cost of sales	(74)	(2,037)	(1,804)	362	(3,553)
GROSS MARGIN	(74)	396	303	—	625
Selling, general and administrative	(91)	(104)	(118)	—	(313)
Restructuring costs	(1)	(3)	(2)	—	(6)
Other operating expense, net	(14)	(1)	1	—	(14)
OPERATING INCOME (LOSS)	(180)	288	184	—	292
Other income (expense), net	77	17	(68)	—	26
Equity in earnings of affiliates	—	19	8	—	27
Interest income (expense), net	(118)	29	22	—	(67)
INCOME (LOSS) BEFORE INCOME TAXES	(221)	353	146	—	278
Benefit (provision) for income taxes	(2)	(81)	(66)	—	(149)
Equity income from continuing operations of subsidiaries	343	88	—	(431)	—
INCOME FROM CONTINUING OPERATIONS	120	360	80	(431)	129
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(3)	(1)	(1)	2	(3)
NET INCOME	117	359	79	(429)	126
Less: Net income attributable to noncontrolling interests	—	—	(9)	—	(9)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$117	$359	$70	$(429)	$117

(1) Prior period has been recast for ASU 2017-07, Compensation Retirement Benefits (Topic 715).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (In millions)

	Fiscal Year Ended September 30, 2018 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$117	$359	$79	$(429)	$126
Other comprehensive income, net of tax	(21)	(42)	(41)	81	(23)
Total comprehensive income	96	317	38	(348)	103
Less: Comprehensive income attributable to noncontrolling interests	—	—	(7)	—	(7)
Comprehensive income attributable to Meritor, Inc.	$96	$317	$31	$(348)	$96

(1) Prior period has been recast for ASU 2017-07, Compensation Retirement Benefits (Topic 715).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (In millions)

	Fiscal Year Ended September 30, 2017 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,762	$1,585	$—	$3,347
Subsidiaries	—	123	149	(272)	—
Total sales	—	1,885	1,734	(272)	3,347
Cost of sales	(37)	(1,583)	(1,502)	272	(2,850)
GROSS MARGIN	(37)	302	232	—	497
Selling, general and administrative	(82)	(100)	(84)	—	(266)
Restructuring costs	2	(2)	(6)	—	(6)
Other operating expense, net	(3)	(1)	(3)	—	(7)
OPERATING INCOME (LOSS)	(120)	199	139	—	218
Other income (expense), net	14	(11)	(12)	—	(9)
Gain on sale of equity investment	—	243	—	—	243
Equity in earnings of affiliates	—	42	6	—	48
Interest income (expense), net	(168)	35	14	—	(119)
INCOME (LOSS) BEFORE INCOME TAXES	(274)	508	147	—	381
Benefit (provision) for income taxes	96	(126)	(22)	—	(52)
Equity income from continuing operations of subsidiaries	503	114	—	(617)	—
INCOME FROM CONTINUING OPERATIONS	325	496	125	(617)	329
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	(1)	(1)	2	(1)
NET INCOME	324	495	124	(615)	328
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$324	$495	$120	$(615)	$324

(1) Prior period has been recast for ASU 2017-07, Compensation Retirement Benefits (Topic 715).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (In millions)

	Fiscal Year Ended September 30, 2017 (1)
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$324	$495	$124	$(615)	$328
Other comprehensive income, net of tax	264	21	23	(44)	264
Total comprehensive income	588	516	147	(659)	592
Less: Comprehensive income attributable to noncontrolling interests	—	—	(4)	—	(4)
Comprehensive income attributable to Meritor, Inc.	$588	$516	$143	$(659)	$588

(1) Prior period has been recast for ASU 2017-07, Compensation Retirement Benefits (Topic 715).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING BALANCE SHEET (In millions)

	September 30, 2019
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$4	$4	$100	$—	$108
Receivables, trade and other, net	3	92	456	—	551
Inventories	—	292	234	—	526
Other current assets	6	10	15	—	31
TOTAL CURRENT ASSETS	13	398	805	—	1,216
NET PROPERTY	21	260	234	—	515
GOODWILL	—	337	141	—	478
OTHER ASSETS	170	225	211	—	606
INVESTMENTS IN SUBSIDIARIES	4,432	899	—	(5,331)	—
TOTAL ASSETS	$4,636	$2,119	$1,391	$(5,331)	$2,815
CURRENT LIABILITIES
Short-term debt	$32	$—	$9	$—	$41
Accounts and notes payable	53	283	274	—	610
Other current liabilities	77	109	99	—	285
TOTAL CURRENT LIABILITIES	162	392	382	—	936
LONG-TERM DEBT	898	—	4	—	902
RETIREMENT BENEFITS	312	1	23	—	336
INTERCOMPANY PAYABLE (RECEIVABLE)	2,833	(3,005)	172	—	—
OTHER LIABILITIES	46	112	68	—	226
MEZZANINE EQUITY	—	—	—	—	—
EQUITY ATTRIBUTABLE TO MERITOR, INC.	385	4,619	712	(5,331)	385
NONCONTROLLING INTERESTS	—	—	30	—	30
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$4,636	$2,119	$1,391	$(5,331)	$2,815

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING BALANCE SHEET (In millions)

	September 30, 2018
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$24	$6	$85	$—	$115
Receivables, trade and other, net	2	62	524	—	588
Inventories	—	242	235	—	477
Other current assets	6	12	28	—	46
TOTAL CURRENT ASSETS	32	322	872	—	1,226
NET PROPERTY	24	241	218	—	483
GOODWILL	—	250	171	—	421
OTHER ASSETS	179	182	235	—	596
INVESTMENTS IN SUBSIDIARIES	3,583	855	—	(4,438)	—
TOTAL ASSETS	$3,818	$1,850	$1,496	$(4,438)	$2,726
CURRENT LIABILITIES
Short-term debt	$47	$—	$47	$—	$94
Accounts and notes payable	64	297	339	—	700
Other current liabilities	77	71	142	—	290
TOTAL CURRENT LIABILITIES	188	368	528	—	1,084
LONG-TERM DEBT	726	—	4	—	730
RETIREMENT BENEFITS	241	—	21	—	262
INTERCOMPANY PAYABLE (RECEIVABLE)	2,325	(2,640)	315	—	—
OTHER LIABILITIES	50	124	158	—	332
MEZZANINE EQUITY	1	—	—	—	1
EQUITY ATTRIBUTABLE TO MERITOR, INC.	287	3,998	440	(4,438)	287
NONCONTROLLING INTERESTS	—	—	30	—	30
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$3,818	$1,850	$1,496	$(4,438)	$2,726

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In millions)

	Fiscal Year Ended September 30, 2019
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$91	$49	$116	$—	$256
INVESTING ACTIVITIES
Capital expenditures	(4)	(50)	(49)	—	(103)
Cash paid for investment in Transportation Power, Inc.	(6)	—	—	—	(6)
Cash paid for business acquisitions, net of cash acquired	(168)	—	—	—	(168)
Other investing activities	6	—	—	—	6
CASH (USED FOR) INVESTING ACTIVITIES	(172)	(50)	(49)	—	(271)
FINANCING ACTIVITIES
Securitization	—	—	(38)	—	(38)
Redemption of notes	(24)	—	—	—	(24)
Term loan borrowings	175	—	—	—	175
Intercompany advances	11	—	(11)	—	—
Repurchase of common stock	(96)	—	—	—	(96)
Deferred issuance costs	(4)	—	—	—	(4)
Other financing activities	(1)	(1)	—	—	(2)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	61	(1)	(49)	—	11
EFFECT OF CHANGES IN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(3)	—	(3)
CHANGE IN CASH AND CASH EQUIVALENTS	(20)	(2)	15	—	(7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	24	6	85	—	115
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4	$4	$100	$—	$108

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In millions)

	Fiscal Year Ended September 30, 2018
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$59	$55	$137	$—	$251
INVESTING ACTIVITIES
Capital expenditures	(10)	(49)	(45)	—	(104)
Cash paid for business acquisitions, net of cash acquired	(35)	—	—	—	(35)
Cash paid for investment in Transportation Power, Inc.	(6)	—	—	—	(6)
Proceeds from sale of equity method investment	250	—	—	—	250
Other investing activities	4	—	2	—	6
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	203	(49)	(43)	—	111
FINANCING ACTIVITIES
Securitization	—	—	(43)	—	(43)
Redemption of notes	(181)	—	—	—	(181)
Repurchase of common stock	(100)	—	—	—	(100)
Other financing activities	(2)	(3)	—	—	(5)
Intercompany advances	35	—	(35)	—	—
CASH USED FOR FINANCING ACTIVITIES	(248)	(3)	(78)	—	(329)
EFFECT OF CHANGES IN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(6)	—	(6)
CHANGE IN CASH AND CASH EQUIVALENTS	14	3	10	—	27
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10	3	75	—	88
CASH AND CASH EQUIVALENTS AT END OF YEAR	$24	$6	$85	$—	$115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In millions)

	Fiscal Year Ended September 30, 2017
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$33	$85	$58	$—	$176
INVESTING ACTIVITIES
Capital expenditures	(9)	(51)	(35)	—	(95)
Cash paid for business acquisitions, net of cash acquired	—	(32)	(2)	—	(34)
Net investing cash flows provided by discontinued operations	—	2	—	—	2
CASH USED FOR INVESTING ACTIVITIES	(9)	(81)	(37)	—	(127)
FINANCING ACTIVITIES
Securitization	—	—	89	—	89
Proceeds from debt issuance	325	—	—	—	325
Redemption of notes	(103)	—	—	—	(103)
Repayment of notes and term loan	(408)	—	—	—	(408)
Other financing activities	(1)	(3)	(9)	—	(13)
Debt issuance costs	(12)	—	—	—	(12)
Intercompany advances	95	—	(95)	—	—
CASH USED FOR FINANCING ACTIVITIES	(104)	(3)	(15)	—	(122)
EFFECT OF CHANGES IN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1	—	1
CHANGE IN CASH AND CASH EQUIVALENTS	(80)	1	7	—	(72)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	90	2	68	—	160
CASH AND CASH EQUIVALENTS AT END OF YEAR	$10	$3	$75	$—	$88

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. As of September 30, 2019 and 2018, Parent-only obligations included $315 million and $248 million, respectively, of pension and retiree medical benefits (see Notes 22 and 23). All debt is debt of the Parent other than $13 million and $51 million at September 30, 2019 and 2018, respectively, (see Note 18) and is primarily related to capital lease obligations and lines of credit. Cash dividends paid to the parent by subsidiaries and investments accounted for by the equity method were $29 million, $29 million and $1 million for 2019, 2018, and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of the CEO and CFO, assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2019. This evaluation was based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on management’s assessment and the criteria set forth by COSO, we assessed that the internal control over financial reporting was effective as of September 30, 2019.
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management's evaluation of internal control over financial reporting excluded the internal control activities of AxleTech, which we acquired on July 26, 2019, as discussed in Note 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. Total revenues subject to AxleTech's internal control over financial reporting were not material to the company for the fiscal year ended September 30, 2019. Total assets subject to AxleTech's internal control over financial reporting represented approximately 9 percent of the company's consolidated total assets for the fiscal year ended September 30, 2019. We will include AxleTech in our assessment of the effectiveness of internal control over financial reporting by fiscal year end 2020.
The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the Consolidated Balance Sheets of Meritor as of September 30, 2019 and the related Consolidated Statements of Operations, Comprehensive Income, Cash Flows and Equity for the year ended September 30, 2019, has issued an attestation report on Meritor’s internal control over financial reporting, which is included herein.

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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Meritor, Inc. and subsidiaries (the "Company") as of September 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 29, 2019, of the Company and our report dated November 13, 2019 expressed an unqualified opinion on those financial statements.
As described in Management Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at AxleTech, which was acquired on July 26, 2019, and whose financial statements constitute approximately 9% of total assets and less than 1% of revenues of the consolidated financial statement amounts as of and for the year ended September 29, 2019. Accordingly, our audit did not include the internal control over financial reporting at AxleTech.
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
November 13, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption Election of Directors – Information as to Nominees for Director and Continuing Directors in Meritor’s definitive Proxy Statement for its 2020 Annual Meeting (the "2020 Proxy Statement"), which is expected to be filed within 120 days after Meritor’s fiscal year end. The information required by Item 10 regarding executive officers is set forth in Item 4A of Part I of this Form 10-K. The other information required by Item 10, including regarding the audit committee, audit committee financial expert disclosure and our code of ethics, is incorporated by reference from the information under the captions Code of Ethics, Board of Directors and Committees and Director Qualifications and Nominating Procedures in the 2020 Proxy Statement. Disclosure of delinquent Section 16 filers pursuant to Item 405 of Regulation S-K will be contained in the 2020 Proxy Statement.

Item 11. Executive Compensation.

See the information under the captions Director Compensation in Fiscal Year 2019, Executive Compensation and CEO Pay Ratio in the 2020 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

See the information under the captions Voting Securities and Ownership by Management of Equity Securities in the 2020 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of September 30, 2019, were as follows:

Plan Category	(column a) Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	(column b) Weighted average exercise price of outstanding options, warrants and rights	(column c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	—	$—	2,873,073
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	2,873,073
____________________

[1]
In addition to stock options, shares of common stock, restricted shares of common stock, restricted share units and performance share units, all of which do not have an exercise price, have been awarded under the Company’s equity compensation plans and were outstanding at September 30, 2019. The number of weighted average shares in column (a) and the weighted average exercise price reported in column (b) does not take these awards into account.

All of the equity compensation plans under which grants are outstanding as shown above were approved by Meritor shareholders.

The following number of shares remained available for issuance under our equity compensation plans at September 30, 2018. Grants may be in the form of any of the listed type of awards.

Plan	Number of shares	Type of award
2010 Long-Term Incentive Plan*	2,873,073	Stock options, stock appreciation rights, stock awards and other stock-based awards
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions Board of Directors and Committees and Certain Relationships and Related Transactions in the 2020 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

See the information under the caption Independent Accountants’ Fees in the 2020 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements (all financial statements listed below are those of the company and its consolidated subsidiaries):

Consolidated Statement of Operations, years ended September 30, 2019, 2018 and 2017.

Consolidated Statement of Comprehensive Income, years ended September 30, 2019, 2018 and 2017.

Consolidated Balance Sheet, September 30, 2019 and 2018.

Consolidated Statement of Cash Flows, years ended September 30, 2019, 2018 and 2017.

Consolidated Statement of Shareholders' Equity, years ended September 30, 2019, 2018 and 2017.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedule for the years ended September 30, 2019, 2018 and 2017.

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

3-b-2
Amended and Restated By-laws of Meritor effective July 29, 2019, filed as Exhibit 3-b-2 to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019, is incorporated herein by reference.

4-a**	Description of Securities.

4-b
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

4-b-3
Sixth Supplemental Indenture, dated as of May 31, 2013, to the Indenture, dated as of April 1, 1998, between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee, filed as Exhibit 4 to Meritor's Current Report on Form 8-K filed on May 31, 2013, is incorporated herein by reference.

4-b-4
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

4-e
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

*10-c-2
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

*10-c-4
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

10-h
Receivables Purchase Agreement dated as of February 19, 2019, by and among Meritor Heavy Vehicle Braking Systems (USA), LLC and Meritor Heavy Vehicle Systems, LLC, as sellers, and Nordea Bank AB, as purchaser, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, is incorporated herein by reference.

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

10-l-3
Third Amendment to Receivables Purchase Agreement dated as of October 11, 2013 among ArvinMeritor Receivables Corporation, as seller, Meritor, Inc., as servicer, PNC Bank, National Association, as a Related Committed Purchaser, as an LC Participant, as a Purchaser Agent, as LC Bank, as Administrator and as Assignee, and Market Street Funding LLC, as Conduit Purchaser and as Assignor, filed as Exhibit 10-m-16 to Meritor's Annual Report on Form 10-K for the fiscal year ended September 29, 2013 (the "2013 Form 10-K"), is incorporated herein by reference.

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

10-l-9
Ninth Amendment to the Receivables Purchase Agreement dated as of October 4, 2018, by and among ArvinMeritor Receivables Corporation, as Seller, Meritor, Inc., as Initial Servicer, and PNC Bank, National Association, as a Related Committed Purchaser, as an LC Participant, as a Purchaser Agent, as LC Bank and as Administrator, filed as Exhibit 10-1-9 to Meritor's Annual Report on Form 10-K for the fiscal year ended September 30, 2018, is incorporated herein by reference.

10-1-10**
Tenth Amendment to the Receivables Purchase Agreement dated as of September 16, 2019, by and among ArvinMeritor Receivables Corporation, as Seller, Meritor, Inc., as Initial Servicer, and PNC Bank, National Association, as a Related Committed Purchaser, as an LC Participant, as a Purchaser Agent, as LC Bank and as Administrator.

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

*10-s**	Form of Employment Agreement

*10-t**	Schedule identifying agreements substantially identical to the Form of Employment Agreement constituting Exhibit 10-s hereto.

21**	List of Subsidiaries of Meritor, Inc.

23-a**	Consent of April Miller Boise, Esq., Senior Vice President, Chief Legal Officer and Corporate Secretary.

23-b**	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24**	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of Meritor.

31-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

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
April Miller Boise
Senior Vice President, Chief Legal Officer and Corporate Secretary

Date: November 13, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 13th day of November, 2019 by the following persons on behalf of the registrant and in the capacities indicated.

William R. Newlin*	Chairman of the Board of Directors

Jan A. Bertsch, Rodger L. Boehm,
Rhonda L. Brooks, Ivor J. Evans, William J. Lyons,	Directors
Thomas L. Pajonas, Lloyd G. Trotter*

Jay A. Craig*	Chief Executive Officer and President (Principal Executive Officer) and Director

Carl D. Anderson II*	Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Paul D. Bialy*	Vice President, Chief Accounting Officer (Principal Accounting Officer)

* By:	/s/ April Miller Boise
April Miller Boise
Attorney-in-fact **

** By authority of powers of attorney filed herewith.