Form 10-Q
period 2019-12-29
MERITOR, INC.
filed 2020-01-30
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 29, 2019

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Registration S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
73,910,025 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on January 29, 2020.

MERITOR, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended December 31,
	2019	2018
	(Unaudited)
Sales	$901	$1,038
Cost of sales	(774)	(897)
GROSS MARGIN	127	141
Selling, general and administrative	(70)	(34)
Other operating expense, net	(5)	—
OPERATING INCOME	52	107
Other income, net	10	11
Equity in earnings of affiliates	6	9
Interest expense, net	(14)	(14)
INCOME BEFORE INCOME TAXES	54	113
Provision for income taxes	(13)	(21)
INCOME FROM CONTINUING OPERATIONS	41	92
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—
NET INCOME	41	92
Less: Net income attributable to noncontrolling interests	(2)	(2)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$39	$90
NET INCOME ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$39	$90
Income from discontinued operations	—	—
Net income	$39	$90
BASIC EARNINGS PER SHARE
Continuing operations	$0.50	$1.06
Discontinued operations	—	—
Basic earnings per share	$0.50	$1.06
DILUTED EARNINGS PER SHARE
Continuing operations	$0.48	$1.03
Discontinued operations	—	—
Diluted earnings per share	$0.48	$1.03

Basic average common shares outstanding	78.2	84.8
Diluted average common shares outstanding	80.7	87.5

See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended December 31,
	2019	2018
	(Unaudited)
Net income	$41	$92
Other comprehensive income (loss):
Foreign currency translation adjustments:
Attributable to Meritor, Inc.	21	(4)
Attributable to noncontrolling interest	—	1
Pension and other postretirement benefit related adjustments	3	—
Unrealized gain on cash flow hedges	2	1
Other comprehensive income (loss), net of tax	26	(2)
Total comprehensive income	67	90
Less: Comprehensive income attributable to noncontrolling interest	(2)	(3)
Comprehensive income attributable to Meritor, Inc.	$65	$87

See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2019	September 30, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$108	$108
Receivables, trade and other, net	478	551
Inventories	556	526
Other current assets	37	31
TOTAL CURRENT ASSETS	1,179	1,216
NET PROPERTY	517	515
GOODWILL	486	478
OTHER ASSETS	714	606
TOTAL ASSETS	$2,896	$2,815
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term debt	$178	$41
Accounts and notes payable	540	610
Other current liabilities	264	285
TOTAL CURRENT LIABILITIES	982	936
LONG-TERM DEBT	901	902
RETIREMENT BENEFITS	330	336
OTHER LIABILITIES	299	226
TOTAL LIABILITIES	2,512	2,400
COMMITMENTS AND CONTINGENCIES (See Note 20)

EQUITY:
Common stock (December 31, 2019 and September 30, 2019, 105.3 and 104.1 shares issued and 77.8 and 81.4 shares outstanding, respectively)	105	104
Additional paid-in capital	804	803
Retained earnings	530	491
Treasury stock, at cost (December 31, 2019 and September 30, 2019, 27.6 and 22.7 shares, respectively)	(432)	(332)
Accumulated other comprehensive loss	(655)	(681)
Total equity attributable to Meritor, Inc.	352	385
Noncontrolling interests	32	30
TOTAL EQUITY	384	415
TOTAL LIABILITIES AND EQUITY	$2,896	$2,815

See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Three Months Ended December 31,
	2019	2018
	(Unaudited)
OPERATING ACTIVITIES
Net income	$41	$92
Less: Income from discontinued operations, net of tax	—	—
Income from continuing operations	41	92
Adjustments to income from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	24	22
Deferred income tax expense	3	3
Restructuring costs	5	—
Equity in earnings of affiliates	(6)	(9)
Pension and retiree medical income	(10)	(9)
Asbestos related liability remeasurement	—	(31)
Other adjustments to income from continuing operations	3	5
Dividends received from equity method investments	—	1
Pension and retiree medical contributions	(3)	(3)
Restructuring payments	(7)	(1)
Changes in off-balance sheet accounts receivable securitization and factoring programs	7	38
Changes in receivables, inventories and accounts payable	(31)	(52)
Changes in other current assets and liabilities	(28)	(40)
Changes in other assets and liabilities	(16)	(4)
Operating cash flows provided by (used for) continuing operations	(18)	12
Operating cash flows used for discontinued operations	(1)	(1)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(19)	$11
INVESTING ACTIVITIES
Capital expenditures	(16)	(23)
Cash paid for investment in Transportation Power, Inc.	—	(3)
Other investing activities	—	(1)
CASH USED FOR INVESTING ACTIVITIES	(16)	(27)
FINANCING ACTIVITIES
Securitization	72	33
Borrowings against revolving line of credit	65	45
Term loan payments	(3)	—
Other financing activities	—	(1)
Net change in debt	134	77
Repurchase of common stock	(100)	(50)
CASH PROVIDED BY FINANCING ACTIVITIES	34	27
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1	1
CHANGE IN CASH AND CASH EQUIVALENTS	—	12
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108	115
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108	$127

See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions)
(Unaudited)

	Three months ended December 31, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at September 30, 2019	$104	$803	$491	$(332)	$(681)	$385	$30	$415
Comprehensive income	—	—	39	—	26	65	2	67
Equity based compensation expense	—	3	—	—	—	3	—	3
Vesting of equity based awards	1	(1)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	(100)	—	(100)	—	(100)
Other equity adjustments	—	(1)	—	—	—	(1)	—	(1)
Ending Balance at December 31, 2019	$105	$804	$530	$(432)	$(655)	$352	$32	$384

	Three months ended December 31, 2018
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at September 30, 2018	$102	$787	$200	$(236)	$(566)	$287	$30	$317
Comprehensive income (loss)	—	—	90	—	(3)	87	3	90
Equity based compensation expense	—	5	—	—	—	5	—	5
Vesting of equity based awards	2	(2)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	(50)	—	(50)	—	(50)
Ending Balance at December 31, 2018	$104	$790	$290	$(286)	$(569)	$329	$33	$362

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
In the opinion of the company, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019. The Condensed Consolidated Balance Sheet data as of September 30, 2019 was derived from audited financial statements but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended December 31, 2019 are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30, and its fiscal quarters generally end on the Sundays nearest December 31, March 31 and June 30. The first quarter of fiscal years 2020 and 2019 ended on December 29, 2019 and December 30, 2018, respectively. Fiscal year 2019 ended on September 29, 2019. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and December 31 are used consistently throughout this report to represent the fiscal year end and first fiscal quarter end, respectively.
2. Earnings per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted shares, restricted share units, performance share unit awards and convertible securities, if applicable.
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended December 31,
	2019	2018
Basic average common shares outstanding	78.2	84.8
Impact of restricted shares, restricted share units and performance share units	1.6	2.1
Impact of convertible notes	0.9	0.6
Diluted average common shares outstanding	80.7	87.5

3. Equity Based Compensation
In November 2019, the Board of Directors approved a grant of performance share units to all executives eligible to participate in the long-term incentive plan. Each performance share unit represents the right to receive one share of common stock or its cash equivalent upon achievement of certain performance and time vesting criteria. The fair value of each performance share unit was $25.25, which was the company’s share price on the grant date of December 1, 2019. The Board of Directors also approved a grant of 0.3 million restricted share units to these executives. The restricted share units vest at the earlier of three years from the date of grant or upon termination of employment with the company under certain circumstances. The fair value of each restricted share unit was $25.25, which was the company's share price on the grant date of December 1, 2019.
The actual number of performance share units that will vest depends upon the company’s performance relative to the established performance metrics for the three-year performance period of October 1, 2019 to September 30, 2022, measured at the end of the performance period. The number of performance share units that vest will depend on adjusted EBITDA margin, new business wins, free cash flow conversion and adjusted diluted earnings per share from continuing operations which are all weighted at 25%. The number of performance share units that vest will be between 0% and 200% of the grant date amount of 0.4 million performance share units.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended December 31, 2019 and December 31, 2018, the dilutive impact of previously issued restricted shares, restricted share units and performance share units was 1.6 million and 2.1 million shares, respectively. For the three months ended December 31, 2019 and December 31, 2018, compensation cost related to restricted shares, restricted share units and performance share units was $3 million and $5 million, respectively.
For the three months ended December 31, 2019 and December 31, 2018, 0.9 million and 0.6 million shares, respectively, were included in the computation of diluted earnings per share, as the company's average stock price during these periods exceeded the conversion price for the 7.875 percent convertible notes due 2026.
4. New Accounting Standards
Accounting standards implemented during fiscal year 2020
On October 1, 2019, the company implemented ASU 2016-02, Leases (Topic 842). The company elected the practical expedient package which allowed the company to not reassess whether existing contracts contain a lease and to not reassess classification of existing leases. The company also adopted ASU 2018-11 Leases (Topic 842) Targeted Improvements, electing to not separate lease and non-lease components in contracts that contain both and electing to not restate comparative periods when adopting ASU 2016-02. As a result, the company recognized a right-of-use asset and lease liability as a lessee for substantially all existing operating leases and has included new and expanded disclosures. (See Note 6)
Accounting standards to be implemented
The following represent the standards that may result in a significant change in practice and/or have a significant financial impact on the company.
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

5. Revenue
Disaggregation of revenue

In the following tables, revenue is disaggregated for each of our operating segments by primary geographical market for the three months ended December 31, 2019 and 2018.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 31, 2019
Primary Geographical Market	Commercial Truck	Aftermarket, Industrial and Trailer	Total
U.S.	$292	$243	$535
Canada	—	14	14
Mexico	34	9	43
Total North America	326	266	592
Sweden	62	—	62
Italy	45	4	49
United Kingdom	33	2	35
Other Europe	1	37	38
Total Europe	141	43	184
Brazil	53	1	54
China	34	—	34
India	22	1	23
Other Asia-Pacific	14	—	14
Total sales	$590	$311	$901

	Three Months Ended December 31, 2018(1)
Primary Geographical Market	Commercial Truck	Aftermarket, Industrial and Trailer	Total
U.S.	$350	$240	$590
Canada	—	18	18
Mexico	47	10	57
Total North America	397	268	665
Sweden	74	—	74
Italy	57	4	61
United Kingdom	41	3	44
Other Europe	3	19	22
Total Europe	175	26	201
Brazil	50	—	50
China	41	—	41
India	57	—	57
Other Asia-Pacific	24	—	24
Total sales	$744	$294	$1,038

(1) Amounts for the three months ended December 31, 2018 have been recast to reflect reportable segment changes.

Contract balances

As of December 31, 2019 and September 30, 2019, Trade receivables, net, which are included in Receivables, trade and other, net, on the Condensed Consolidated Balance Sheet, were $451 million and $517 million, respectively.

For the three months ended December 31, 2019 and December 31, 2018, the company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of December 31, 2019 and December 31, 2018.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Leases
The company’s lease portfolio is comprised of leases of real estate, including manufacturing and office facilities, and leases of personal property, including machinery and equipment and IT equipment. Operating leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheet and related lease expense is recognized on a straight-line basis over the lease term. Short-term lease costs and variable lease costs were insignificant in the three months ended December 31, 2019.

For all asset classes, the company has elected to adopt the practical expedient under ASC 842 to not separate lease and non-lease components in contracts that contain both. These lease agreements are accounted for as a single lease component for all classes of underlying assets. The company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As the discount rate implicit in the lease is typically unknown, the discount rate used to determine the lease liability for the majority of our leases is the collateralized incremental borrowing rate in the applicable geographic area for a similar term and amount as the lease agreement.

Components of lease expense

Three Months Ended December 31, 2019
Finance lease costs	$1
Operating lease costs	5
Total lease costs	$6

The following table provides a summary of the location and amounts related to finance leases recognized in the Condensed Consolidated Balance Sheet.

	Classification	December 31, 2019
Finance lease right-of-use assets	Net Property	$7
Finance lease liabilities	Short-term debt	2
Finance lease liabilities	Long-term debt	5

The following table provides a summary of the location and amounts related to operating leases recognized in the Condensed Consolidated Balance Sheet.

	Classification	December 31, 2019
Operating lease right-of-use assets	Other assets	$78
Operating lease liabilities	Other current liabilities	14
Operating lease liabilities	Other liabilities	64

The following tables summarize additional information related to our lease agreements.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental cash flow information related to leases

Three Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5
Operating cash flows from finance leases	—
Financing cash flows from finance leases	1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4
Finance leases	2

Supplemental balance sheet information related to leases

December 31, 2019
Weighted-average remaining lease term (years):
Operating leases	8.7
Finance leases	2.7
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	9.1%

Maturities

	Operating Leases	Finance Leases
2020 (excluding the three months ended December 31, 2019)	$13	$2
2021	16	3
2022	13	2
2023	11	1
2024	8	—
Thereafter	35	—
Total lease payments	96	8
Less: Impact of discounting future lease payments	(18)	(1)
Present value of lease liabilities	$78	$7

Disclosures related to periods prior to adoption of ASU 2016-02

Cash obligations under future minimum rental commitments under operating leases as of September 30, 2019 are shown in the table below.

	2020	2021	2022	2023	2024	Thereafter	Total
Lease commitments	$18	$15	$14	$13	$13	$25	$98

7. Goodwill
In accordance with ASC Topic 350-20, "Intangibles—Goodwill and Other," goodwill is reviewed for impairment annually during the fourth quarter of the fiscal year or more frequently if certain indicators arise. If business conditions or other factors

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
A summary of the changes in the carrying value of goodwill by the company’s two reportable segments are presented below (in millions):

	Commercial Truck	Aftermarket, Industrial and Trailer	Total
Goodwill	$261	$232	$493
Accumulated impairment losses	—	(15)	(15)
Beginning Balance at September 30, 2019	261	217	478
AxleTech measurement period adjustment (see Note 10)	—	2	2
Foreign currency translation	4	2	6
Ending Balance at December 31, 2019	$265	$221	$486

8. Restructuring Costs
Restructuring reserves, primarily related to unpaid employee termination benefits, were $5 million at December 31, 2019 and $8 million at September 30, 2019. Restructuring costs are recorded within Other operating expense, net within the Condensed Consolidated Statement of Operations. The changes in restructuring reserves for the three months ended December 31, 2019 and 2018 are as follows (in millions):

Total
Beginning Balance at September 30, 2019	$8
Activity during the period:
Charges to continuing operations	5
Cash payments – continuing operations	(7)
Other	(1)
Total restructuring reserves at December 31, 2019	5
Less: non-current restructuring reserves	—
Restructuring reserves – current, at December 31, 2019	$5

Balance at September 30, 2018	$4
Activity during the period:
Charges to continuing operations	—
Cash payments – continuing operations	(1)
Total restructuring reserves at December 31, 2018	3
Less: non-current restructuring reserves	(1)
Restructuring reserves – current, at December 31, 2018	$2

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Income Taxes
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

In evaluating the ability to recover its net deferred tax assets, the company utilizes a consistent approach which considers its historical operating results, including an assessment of the degree to which any gains or losses are driven by items that are unusual in nature, and tax planning strategies. In addition, the company reviews changes in near-term market conditions and other factors that impact future operating results. As of December 31, 2019, the company continues to maintain the valuation allowances in France, Germany, the U.K., and certain other jurisdictions, as the company believes the negative evidence that it will be able to recover these net deferred tax assets continues to outweigh the positive evidence. If, in the future, the company generates taxable income on a sustained basis, its conclusion regarding the need for valuation allowances in these jurisdictions could change.

For the three months ended December 31, 2019, the company had approximately $3 million of net pre-tax income compared to $6 million of net pre-tax income in the same period in fiscal year 2019 in tax jurisdictions in which tax expense (benefit) is not recorded.
10. Acquisition
Acquisition of AxleTech Business
On July 26, 2019, the company acquired 100 percent of the voting equity interest of the AxleTech group companies for approximately $179 million in cash, subject to certain purchase price adjustments. The company funded the acquisition with the term loan under the revolving credit agreement (see Note 17). The acquisition of AxleTech enhances Meritor’s growth platform with the addition of a complementary product portfolio that includes a full line of independent suspensions, axles, braking solutions and drivetrain components across the off-highway, defense, specialty and aftermarket markets. AxleTech operates within Meritor’s Aftermarket, Industrial and Trailer segment.

Since completion of initial estimates in the fourth quarter of fiscal year 2019, the company recorded $2 million in measurement period adjustments to decrease the provisional fair value of receivables acquired in the AxleTech transaction, resulting in a corresponding $2 million increase in goodwill. This adjustment was made to reflect additional available information. The measurement period remains open to finalize the value of tangible and intangible assets. The company is reviewing and may record other additional measurement period adjustments in fiscal year 2020. All goodwill resulting from the acquisition of AxleTech was assigned to the Aftermarket, Industrial and Trailer reportable segment (see Note 7).

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Accounts Receivable Factoring and Securitization
The company has a U.S. accounts receivable securitization facility with PNC Bank and participates in various accounts receivable factoring programs, primarily with Nordea Bank for trade receivables from AB Volvo, as follows:

	Current Expiration	Total Facility Size as of 12/31/19		Utilized as of 12/31/19		Utilized as of 9/30/19
		EUR	USD	EUR	USD	EUR	USD
On-balance sheet arrangement
Committed U.S. accounts receivable securitization (1)	December 2022	N/A	$115	N/A	$84	N/A	$13
Total on-balance sheet arrangement: (1)		N/A	$115	N/A	$84	N/A	$13
Off-balance sheet arrangements
Committed Swedish factoring facility (2)(3)	March 2020 (5)	€155	$169	€128	$140	€109	$119
Committed U.S. factoring facility (2)	February 2023	N/A	75	N/A	55	N/A	58
Uncommitted U.K. factoring facility	February 2022	25	27	3	4	6	6
Uncommitted Italy factoring facility	June 2022	30	33	21	23	21	23
Other uncommitted factoring facilities (4)	None	N/A	N/A	17	18	18	20
Total off-balance sheet arrangements		€210	$304	€169	$240	€154	$226
(1) Availability subject to adequate eligible accounts receivable available for sale. The utilized amount includes $4 million of letters of credit as of December 31, 2019 and September 30, 2019.
(2) Actual amounts may exceed the bank's commitment at the bank's discretion.
(3) The facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through June 22, 2020.
(4) There is no explicit facility size under the agreement, but the counterparty approves the purchase of receivable tranches at its discretion.
(5) The company is working to extend this arrangement before its current maturity date.
Off-balance sheet arrangements
Total costs associated with all of the off-balance sheet arrangements described above were $1 million for the three months ended December 31, 2019 and 2018, and are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.
12. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	December 31, 2019	September 30, 2019
Finished goods	$159	$153
Work in process	44	39
Raw materials, parts and supplies	353	334
Total	$556	$526

13. Net Property

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Net property is summarized as follows (in millions):

	December 31, 2019	September 30, 2019
Property at cost:
Land and land improvements	$31	$31
Buildings	228	224
Machinery and equipment	962	935
Company-owned tooling	142	136
Construction in progress	67	74
Total	1,430	1,400
Less: accumulated depreciation	(913)	(885)
Net property	$517	$515

14. Other Assets
     Other assets are summarized as follows (in millions):

	December 31, 2019	September 30, 2019
Investments in non-consolidated joint ventures	$115	$110
Deferred income tax assets, net	139	122
Prepaid pension costs	163	149
Other	297	225
Other assets	$714	$606

15. Other Current Liabilities
     Other current liabilities are summarized as follows (in millions):

	December 31, 2019	September 30, 2019
Compensation and benefits	$87	$125
Product warranties	17	18
Other	160	142
Other current liabilities	$264	$285

Compensation and benefits includes the current portion of pension and retiree medical liability, accrued incentive compensation, salary and wages and accrued vacation, holiday and sick leave pay.
A summary of the changes in product warranties is as follows (in millions):

	Three Months Ended December 31,
	2019	2018
Total product warranties – beginning of period	$50	$54
Accruals for product warranties	3	7
Payments	(7)	(5)
Change in estimates and other	—	(1)
Total product warranties – end of period	46	55
Less: Non-current product warranties	(29)	(36)
Product warranties – current	$17	$19

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Other Liabilities
Other liabilities are summarized as follows (in millions):

	December 31, 2019	September 30, 2019
Asbestos-related liabilities (see Note 20)	$81	$82
Product warranties (see Note 15)	29	32
Other	189	112
Other liabilities	$299	$226

17. Long-Term Debt
     Long-Term debt, net of discounts where applicable, is summarized as follows (in millions):

	December 31, 2019	September 30, 2019
3.25 percent convertible notes due 2037	$319	$319
7.875 percent convertible notes due 2026	23	23
Term loan due 2024	172	175
6.25 percent notes due 2024	445	444
Financing lease obligation	7	7
Borrowings and securitization	145	9
Unamortized discount on convertible notes	(32)	(34)
Subtotal	1,079	943
Less: current maturities	(178)	(41)
Long-term debt	$901	$902

Current Classification of 7.875 Percent Convertible Notes
The 7.875 percent senior convertible notes due 2026 (the "7.875 Percent Convertible Notes") were classified as current as of December 31, 2019 as the holders are entitled to convert all or a portion of their 7.875 Percent Convertible Notes at any time beginning January 1, 2020 and prior to the close of business on March 31, 2020 at a rate of 83.3333 shares of common stock per $1,000 principal amount at maturity of the 7.875 Percent Convertible Notes (representing a conversion price of approximately $12.00 per share). The 7.875 Percent Convertible Notes are convertible as the closing price of shares of the company's common stock for at least 20 trading days during the 30 consecutive trading-day period ending on December 31, 2019 was greater than 120 percent of the $12.00 conversion price associated with the 7.875 Percent Convertible Notes. The 7.875 Percent Convertible Notes were also classified as current as of September 30, 2019.
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

Revolving Credit Facility
On June 7, 2019, the company amended and restated its revolving credit facility. Pursuant to the revolving credit agreement as amended, the company has a $625 million revolving credit facility and a $175 million term loan facility, which was utilized for the company's acquisition of AxleTech, that mature in June 2024 (with a springing maturity in November 2023 if the outstanding amount of the 6.25 percent notes due 2024 is greater than $75 million at that time). The availability under the revolving credit facility is dependent upon various factors, including performance against certain financial covenants as highlighted below.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The availability under the revolving credit facility is subject to certain financial covenants based on the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, the U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA. The company is required to maintain a total priority debt-to-EBITDA ratio, as defined in the revolving credit agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon either the company’s current corporate credit rating or its total leverage ratio, as defined in the revolving credit agreement. At December 31, 2019, the margin over LIBOR rate was 200 basis points and the commitment fee was 30 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 100 basis points.
Certain of the company’s subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly held notes outstanding under the company’s indentures (see Note 23).
At December 31, 2019, there were $65 million in borrowings outstanding under the revolving credit facility. At September 30, 2019, there were no borrowings outstanding under the revolving credit facility. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At December 31, 2019 and September 30, 2019, there were no letters of credit outstanding under the revolving credit facility.

Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million per bank. As of December 31, 2019 and September 30, 2019, the company had $18 million and $30 million, respectively, outstanding under this program at more than one bank.
18. Financial Instruments
Fair values of financial instruments are summarized as follows (in millions):

	December 31, 2019		September 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$108	$108	$108	$108
Short-term debt	178	208	41	60
Long-term debt	901	987	902	953
Foreign exchange forward contracts (other assets)	2	2	—	—
Foreign currency option contracts (other assets)	1	1	—	—
Cross-currency swaps (other assets)	6	6	10	10
Cross-currency swaps (other liabilities)	5	5	5	5

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	December 31, 2019			September 30, 2019
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Assets
Foreign exchange forward contracts	2	—	2	—	—	—
Cross-currency swaps	6	—	6	10	—	10
Foreign currency option contracts	1	—	1	—	—	—
Derivative Liabilities
Cross-currency swaps	5	—	5	5	—	5

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
Fair value of financial instruments by the valuation hierarchy at December 31, 2019 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$108	$—	$—
Short-term debt	—	132	76
Long-term debt	—	818	169
Foreign exchange forward contracts (other assets)	—	2	—
Foreign exchange forward contracts (other liabilities)	—	—	—
Foreign currency option contracts (other assets)	—	1	—
Cross-currency swaps (other assets)	—	6	—
Cross-currency swaps (other liabilities)	—	5	—

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair value of financial instruments by the valuation hierarchy at September 30, 2019 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$108	$—	$—
Short-term debt	—	49	11
Long-term debt	—	782	171
Foreign exchange forward contracts (other liabilities)	—	—	—
Foreign currency option contracts (other assets)	—	—	—
Cross-currency swaps (other assets)	—	10	—
Cross-currency swaps (other liabilities)	—	5	—

No transfers of assets between any of the Levels occurred during the three months ended December 31, 2019 and 2018.
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
Foreign exchange forward contracts — The company uses foreign exchange forward purchase and sale contracts with terms of 18 months or less to hedge its exposure to changes in foreign currency exchange rates. As of December 31, 2019 and September 30, 2019, the notional amount of the company's foreign exchange contracts outstanding under its foreign currency cash flow hedging program was $85 million and $110 million, respectively. The fair value of foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. For derivative instruments that are designated and qualify as cash flow hedges, changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Income (Loss) in the statement of shareholders’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings.
Foreign exchange swap contracts - The company uses foreign exchange swap purchase and sale contracts with terms of 18 months or less to hedge its exposure related to changes in foreign currency exchange rates on short term intercompany loans. As of December 31, 2019, the notional amount of the company’s foreign exchange swap contracts was $72 million. As of September 30, 2019, there were no foreign exchange swap contracts outstanding. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the Condensed Consolidated Statement of Operations.
Foreign currency option contracts — The company uses option contracts to mitigate foreign exchange exposure on expected future foreign currency-denominated purchases. As of December 31, 2019 and September 30, 2019, the notional amount of the company's foreign exchange contracts outstanding was $105 million and $139 million, respectively. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the Condensed Consolidated Statement of Operations.
The company uses option contracts to mitigate the risk of volatility in the translation of foreign currency earnings to U.S. dollars. As of December 31, 2019 and September 30, 2019, the notional amount of the company's option contracts outstanding was $64 million and $28 million, respectively. These option contracts did not qualify for a hedge accounting election. Changes in fair value associated with these contracts are recorded in the Condensed Consolidated Statement of Operations in other income, net.
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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidated Statement of Comprehensive Income (Loss), to offset the changes in the values of the net investments being hedged.
In the third quarter of fiscal year 2019, the company entered into multiple cross-currency swaps with a combined notional amount of $225 million and maturities in October 2022. As of both December 31, 2019 and September 30, 2019, the notional amount of the company's cross-currency swap contracts outstanding was $225 million. These swaps hedge a portion of the net investment in a certain European subsidiary against volatility in the euro/U.S. dollar foreign exchange rate.
The fair value of cross-currency swap contracts is based on a model which incorporates observable inputs, including quoted spot rates, forward exchange rates and discounted future expected cash flows, utilizing market interest rates with similar quality and maturity characteristics.
19. Retirement Benefit Liabilities
Retirement benefit liabilities consisted of the following (in millions):

	December 31, 2019	September 30, 2019
Retiree medical liability	$66	$67
Pension liability	263	271
Other	18	14
Subtotal	347	352
Less: current portion (included in compensation and benefits, Note 15)	(17)	(16)
Retirement benefits	$330	$336

The components of net periodic pension and retiree medical income included in continuing operations for the three months ended December 31 are as follows (in millions):

	2019		2018
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$(11)	$—	$(13)	$(1)
Assumed return on plan assets	24	—	24	—
Amortization of prior service benefit	—	9	—	9
Recognized actuarial loss	(8)	(4)	(6)	(4)
Total income	$5	$5	$5	$4

For the three months ended December 31, 2019 and 2018, the non-service cost components of the net periodic pension and Other Post-Employment Benefits ("OPEB") income were $10 million and $9 million, respectively, and are presented in Other income, net.
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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The company has been designated as a potentially responsible party at ten Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Superfund is a United States federal government program designed to fund the cleanup of sites contaminated with hazardous substances and pollutants. Management estimates the total reasonably possible costs the company could incur for the remediation of the ten Superfund sites at December 31, 2019 to be approximately $23 million, of which $11 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.
     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at December 31, 2019 to be approximately $13 million, of which $4 million is probable and recorded as a liability.
     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 1.50 to 2.25 percent and is approximately $15 million at December 31, 2019. The undiscounted estimate of these costs is approximately $16 million.
     The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning Balance at September 30, 2019	$11	$4	$15
Payments and other	(1)	—	(1)
Accruals	1	—	1
Ending Balance at December 31, 2019	$11	$4	$15

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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
As of January 22, 2019, Maremont and its subsidiaries were deconsolidated from the Condensed Consolidated Balance Sheet and the results of Maremont's operations were eliminated from the Condensed Consolidated Statement of Operations as Maremont became subject to the control of a court. Deconsolidation had an insignificant impact on the Condensed Consolidated Statement of Operations.
The Plan was confirmed by the Bankruptcy Court on May 17, 2019 and approved by the United States District Court for the District of Delaware on June 27, 2019. On July 9, 2019, the company contributed cash and repaid a loan to Maremont and Maremont funded the 524(g) Trust with such cash and its other assets, including its existing insurance policies. As a result, all current and future asbestos claims related to Maremont’s historical asbestos-related activities have been channeled to the 524(g) Trust, which will process and satisfy all such claims going forward pursuant to its resolution and payment procedures.
     Rockwell International Corporation ("Rockwell") — ArvinMeritor, Inc. ("AM"), a predecessor of Meritor, along with many other companies, has been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. There were approximately 1,400 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at December 31, 2019 and September 30, 2019.
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

As of September 30, 2019, the estimated probable range of equally likely possibilities of the company’s obligation for asbestos-related claims over the next 40 years is $91 million to $181 million. Based on the information contained in the actuarial study, and all other available information considered, management concluded that no amount within the range of potential liability was more likely than any other and, therefore, recorded a liability at the low end of the range. The company recognized a liability for pending and future claims over the next 40 years of $90 million as of December 31, 2019 and $91 million as of September 30, 2019.

Recoveries: AM has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. The insurance receivables for Rockwell asbestos-related liabilities totaled $60 million and $61 million as of December 31, 2019 and September 30, 2019, respectively.

The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities and recoveries for asbestos-related claims are

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Indemnification
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
21. Shareholders' Equity
There were no dividends declared or paid in the first quarter of fiscal years 2020 and 2019. The payment of cash dividends and the amount of any dividend are subject to review and change at the discretion of the company's Board of Directors.
Common Stock and Debt Repurchase Authorizations
On November 7, 2019, the Board of Directors authorized the repurchase of up to $325 million of the company's common stock, which was an increase from the prior $250 million authorization approved on July 26, 2019. Repurchases can be made from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. During fiscal year 2019, the company repurchased 1.3 million shares of common stock for $25 million (including commission costs) pursuant to this common stock repurchase authorization. During the first quarter of fiscal year 2020, the company repurchased 4.9 million shares of common stock for $100 million (including commission costs) pursuant to this authorization. As of December 31, 2019, the amount remaining available for repurchases under this common stock repurchase authorization was $200 million.
On November 2, 2018, the Board of Directors authorized the repurchase of up to $200 million of the company's common stock and up to $100 million aggregate principal amount of any of the company's debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company's debt covenants. The remaining authority under the common stock repurchase authorization was superseded by the July 2019 authorization described above. As of December 31, 2019 and September 30, 2019, the amount remaining available for repurchase under this debt repurchase authorization was $76 million.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Other Comprehensive Loss ("AOCL")
The components of AOCL and the changes in AOCL by components, net of tax, for the three months ended December 31, 2019 and 2018 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2019	$(107)	$(572)	$(2)	$(681)
Other comprehensive income before reclassification	21	—	—	21
Amounts reclassified from accumulated other comprehensive loss	—	3	2	5
Net current-period other comprehensive income	21	3	2	26
Balance at December 31, 2019	$(86)	$(569)	$—	$(655)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(9)	(a)
Actuarial losses	12	(a)
	3	Total before tax
	—	Tax benefit
Total reclassifications for the period	$3	Net of tax

(a)  These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 19 for additional details), which is recorded in other income (expense), net.

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2018	$(90)	$(476)	$—	$(566)
Other comprehensive income before reclassification	(4)	(1)	—	(5)
Amounts reclassified from accumulated other comprehensive loss	—	1	1	2
Net current-period other comprehensive income	$(4)	$—	$1	$(3)
Balance at December 31, 2018	$(94)	$(476)	$1	$(569)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(9)	(b)
Actuarial losses	$10	(b)
	1	Total before tax
	—	Tax benefit
Total reclassifications for the period	$1	Net of tax

(b)  These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 19 for additional details), which is recorded in other income (expense), net.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
      The company has two reportable segments at December 31, 2019, as follows:

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
     Segment information is summarized as follows (in millions):

	Commercial Truck	Aftermarket, Industrial and Trailer	Eliminations	Total
Three Months Ended December 31, 2019
External Sales	$590	$311	$—	$901
Intersegment Sales	32	6	(38)	—
Total Sales	$622	$317	$(38)	$901
Three Months Ended December 31, 2018 (1)
External Sales	$744	$294	$—	$1,038
Intersegment Sales	35	9	(44)	—
Total Sales	$779	$303	$(44)	$1,038

(1) Amounts for the three months ended December 31, 2018 have been recast to reflect reportable segment changes.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 31,
	2019	2018 (3)
Segment adjusted EBITDA:
Commercial Truck	$56	$77
Aftermarket, Industrial and Trailer	40	40
Segment adjusted EBITDA	96	117
Unallocated legacy and corporate expense, net (1)	2	2
Interest expense, net	(14)	(14)
Provision for income taxes	(13)	(21)
Depreciation and amortization	(24)	(22)
Noncontrolling interests	(2)	(2)
Loss on sale of receivables	(1)	(1)
Restructuring	(5)	—
Asbestos related liability remeasurement (2)	—	31
Income from continuing operations attributable to Meritor, Inc.	$39	$90

(1)
Unallocated legacy and corporate income (expense), net represents items that are not directly related to the company's business segments. These items primarily include asbestos-related charges and settlements, pension and retiree medical costs associated with sold businesses, and other legacy costs for environmental and product liability.

(2)	The three months ended December 31, 2018 includes $31 million related to the remeasurement of the Maremont asbestos liability based on the Maremont prepackaged plan of reorganization.

(3)	Amounts for the three months ended December 31, 2018 have been recast to reflect reportable segment changes.

	December 31, 2019	September 30, 2019
Segment Assets:
Commercial Truck	$1,700	$1,659
Aftermarket, Industrial and Trailer	839	815
Total segment assets	2,539	2,474
Corporate (1)	597	567
Less: Accounts receivable sold under off-balance sheet factoring programs (2)	(240)	(226)
Total assets	$2,896	$2,815

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(2)
At December 31, 2019 and September 30, 2019, segment assets include $240 million and $226 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 11). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

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

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2019
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$535	$366	$—	$901
Subsidiaries	—	23	35	(58)	—
Total sales	—	558	401	(58)	901
Cost of sales	(16)	(469)	(347)	58	(774)
GROSS MARGIN	(16)	89	54	—	127
Selling, general and administrative	(24)	(29)	(17)	—	(70)
Other operating expense, net	—	—	(5)	—	(5)
OPERATING INCOME (LOSS)	(40)	60	32	—	52
Other income, net	—	7	3	—	10
Equity in earnings of affiliates	—	4	2	—	6
Interest income (expense), net	(31)	11	6	—	(14)
INCOME (LOSS) BEFORE INCOME TAXES	(71)	82	43	—	54
Benefit (provision) for income taxes	12	(15)	(10)	—	(13)
Equity income from continuing operations of subsidiaries	98	28	—	(126)	—
INCOME FROM CONTINUING OPERATIONS	39	95	33	(126)	41
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	—	—
NET INCOME	39	95	33	(126)	41
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$39	$95	$31	$(126)	$39

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended December 31, 2019
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$39	$95	$33	$(126)	$41
Other comprehensive income, net of tax	26	30	32	(62)	26
Total comprehensive income	65	125	65	(188)	67
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive income attributable to Meritor, Inc.	$65	$125	$63	$(188)	$65

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

MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	December 31, 2019
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$13	$5	$90	$—	$108
Receivables trade and other, net	3	82	393	—	478
Inventories	—	308	248	—	556
Other current assets	7	10	20	—	37
TOTAL CURRENT ASSETS	23	405	751	—	1,179
NET PROPERTY	22	257	238	—	517
GOODWILL	—	337	149	—	486
OTHER ASSETS	182	252	280	—	714
INVESTMENTS IN SUBSIDIARIES	4,575	958	—	(5,533)	—
TOTAL ASSETS	$4,802	$2,209	$1,418	$(5,533)	$2,896
CURRENT LIABILITIES:
Short-term debt	$97	$—	$81	$—	$178
Accounts and notes payable	19	251	270	—	540
Other current liabilities	74	88	102	—	264
TOTAL CURRENT LIABILITIES	190	339	453	—	982
LONG-TERM DEBT	897	—	4	—	901
RETIREMENT BENEFITS	305	1	24	—	330
INTERCOMPANY PAYABLE (RECEIVABLE)	2,997	(3,012)	15	—	—
OTHER LIABILITIES	61	124	114	—	299
EQUITY ATTRIBUTABLE TO MERITOR, INC.	352	4,757	776	(5,533)	352
NONCONTROLLING INTERESTS	—	—	32	—	32
TOTAL LIABILITIES AND EQUITY	$4,802	$2,209	$1,418	$(5,533)	$2,896

MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	September 30, 2019
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$4	$4	$100	$—	$108
Receivables trade and other, net	3	92	456	—	551
Inventories	—	292	234	—	526
Other current assets	6	10	15	—	31
TOTAL CURRENT ASSETS	13	398	805	—	1,216
NET PROPERTY	21	260	234	—	515
GOODWILL	—	337	141	—	478
OTHER ASSETS	170	225	211	—	606
INVESTMENTS IN SUBSIDIARIES	4,432	899	—	(5,331)	—
TOTAL ASSETS	$4,636	$2,119	$1,391	$(5,331)	$2,815
CURRENT LIABILITIES:
Short-term debt	$32	$—	$9	$—	$41
Accounts and notes payable	53	283	274	—	610
Other current liabilities	77	109	99	—	285
TOTAL CURRENT LIABILITIES	162	392	382	—	936
LONG-TERM DEBT	898	—	4	—	902
RETIREMENT BENEFITS	312	1	23	—	336
INTERCOMPANY PAYABLE (RECEIVABLE)	2,833	(3,005)	172	—	—
OTHER LIABILITIES	46	112	68	—	226
EQUITY ATTRIBUTABLE TO MERITOR, INC.	385	4,619	712	(5,331)	385
NONCONTROLLING INTERESTS	—	—	30	—	30
TOTAL LIABILITIES AND EQUITY	$4,636	$2,119	$1,391	$(5,331)	$2,815

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2019
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$65	$9	$(93)	$—	$(19)
INVESTING ACTIVITIES
Capital expenditures	—	(8)	(8)	—	(16)
CASH USED FOR INVESTING ACTIVITIES	—	(8)	(8)	—	(16)
FINANCING ACTIVITIES
Securitization	—	—	72	—	72
Borrowings against revolving line of credit	65	—	—	—	65
Term loan payments	(3)	—	—	—	(3)
Repurchase of common stock	(100)	—	—	—	(100)
Intercompany advances	(18)	—	18	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(56)	—	90	—	34
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1	—	1
CHANGE IN CASH AND CASH EQUIVALENTS	9	1	(10)	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4	4	100	—	108
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13	$5	$90	$—	$108

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2018
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(9)	$15	$5	$—	$11
INVESTING ACTIVITIES
Capital expenditures	(1)	(12)	(10)	—	(23)
Cash paid for investment in Transportation Power, Inc.	(3)	—	—	—	(3)
Other investing activities	—	—	(1)	—	(1)
CASH USED FOR INVESTING ACTIVITIES	(4)	(12)	(11)	—	(27)
FINANCING ACTIVITIES
Securitization	—	—	33	—	33
Borrowings against revolving line of credit	45	—	—	—	45
Repurchase of common stock	(50)	—	—	—	(50)
Intercompany advances	18	—	(18)	—	—
Other financing activities	—	(1)	—	—	(1)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	13	(1)	15	—	27
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1	—	1
CHANGE IN CASH AND CASH EQUIVALENTS	—	2	10	—	12
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24	6	85	—	115
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24	$8	$95	$—	$127

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As of December 31, 2019 and September 30, 2019, Parent-only obligations included $305 million and $315 million of pension and retiree medical benefits, respectively (see Note 19). All debt is debt of the Parent other than $85 million and $13 million at December 31, 2019 and September 30, 2019, respectively (see Note 17), and is primarily related to U.S. accounts receivable securitization and financing lease obligations. There were no cash dividends paid to the Parent by subsidiaries and investments accounted for by the equity method for the three months ended December 31, 2019 and December 31, 2018, respectively.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

24. Subsequent Event
TransPower

As of December 31, 2019, the fair value of the company’s investment in Transportation Power Inc. ("TransPower") was $12 million. On January 16, 2020, Meritor acquired 100 percent of the voting equity interest of TransPower for an additional $16 million.
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
1st Quarter Fiscal Year 2020 Results
Our sales for the first quarter of fiscal year 2020 were $901 million, a decrease compared to $1,038 million in the same period in the prior fiscal year. The decrease in sales was driven by lower global production volumes, partially offset by sales from our AxleTech business, which we acquired in the fourth quarter of fiscal year 2019.
Net income attributable to Meritor for the first quarter of fiscal year 2020 was $39 million compared to $90 million in the same period in the prior fiscal year. In the prior year, we recognized $31 million of income related to remeasuring the Maremont asbestos liability, which did not repeat. Lower revenue year over year and higher restructuring costs, related to programs announced in September 2019, also contributed to lower net income from continuing operations attributable to Meritor.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the first quarter of fiscal year 2020 was $98 million compared to $119 million in the same period in the prior fiscal year. Our adjusted EBITDA margin (see Non-GAAP Financial Measures below) in the first quarter of fiscal year 2020 was 10.9 percent compared to 11.5 percent in the same period in the prior fiscal year. The decrease in adjusted EBITDA and adjusted EBITDA margin year over year was driven primarily by lower revenue, partially offset by lower material and and labor and burden costs. Adjusted EBITDA margin was also impacted by our AxleTech business, as the expected benefit from executed synergies continue to ramp up to full run rate.
Net income from continuing operations attributable to the company for the first quarter of fiscal year 2020 was $39 million compared to $90 million in the same period in the prior fiscal year. Adjusted income from continuing operations attributable to the company (see Non-GAAP Financial Measures below) for the first quarter of fiscal year 2020 was $52 million compared to $69 million in the same period in the prior fiscal year.
Cash used for operating activities was $19 million in the first quarter of fiscal year 2020 compared to cash provided by operating activities of $11 million in the first quarter of fiscal year 2019. The decrease in cash provided by operating activities was driven primarily by lower earnings in the first quarter of fiscal year 2020.
Equity Repurchase Authorization
In the first quarter of fiscal year 2020, we repurchased 4.9 million shares of our common stock for $100 million (including commission costs) pursuant to the November 2019 equity repurchase authorization described in the Liquidity section below. The amount remaining available for repurchases under that repurchase authorization was $200 million as of December 31, 2019.

MERITOR, INC.

Trends and Uncertainties
     Industry Production Volumes
     The following table reflects estimated on-highway commercial truck production volumes for selected original equipment markets for the three months ended December 31, 2019 and 2018 based on available sources and management’s estimates.

	Three Months Ended December 31,		Percent
	2019	2018	Change
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	67	84	(20)%
North America, Medium-Duty Trucks	59	65	(9)%
North America, Trailers	80	87	(8)%
Western Europe, Heavy- and Medium-Duty Trucks	111	129	(14)%
South America, Heavy- and Medium-Duty Trucks	30	27	11%
India, Heavy- and Medium-Duty Trucks	71	114	(38)%

North America:
During fiscal year 2020, we expect production volumes to decrease from the levels experienced in fiscal year 2019 by approximately 25 percent.

Western Europe:
During fiscal year 2020, we expect production volumes in Western Europe to decrease from the levels experienced in fiscal year 2019.

South America:
During fiscal year 2020, we expect production volumes to increase slightly from the levels experienced in fiscal year 2019.

China:
During fiscal year 2020, we expect production volumes to decrease from the levels experienced in fiscal year 2019.

India:
During fiscal year 2020, we expect production volumes to significantly decrease from the levels experienced in fiscal year 2019.

Industry-Wide Issues and Other Significant Issues
Our business continues to address a number of challenging industry-wide issues, including the following:

•	Uncertainty around the global market outlook;

•	Volatility in price and availability of steel, components, transportation costs and other commodities, including energy;

•	Potential for disruptions in the financial markets and their impact on the availability and cost of credit;

•	Impact of currency exchange rate volatility; and

•	Consolidation and globalization of OEMs and their suppliers.
Other significant factors that could affect our results and liquidity include:

•	Significant contract awards or losses of existing contracts or failure to negotiate acceptable terms in contract renewals;

•	Ability to successfully execute and implement strategic initiatives, including the ability to launch a significant number of new products, potential product quality issues, and obtain new business;

MERITOR, INC.

•
Ability to manage possible adverse effects on European markets or our European operations, or financing arrangements related thereto, following the United Kingdom's decision to exit the European Union, or in the event one or more other countries exit the European monetary union;

•	Ability to further implement planned productivity, cost reduction and other margin improvement initiatives;

•	Ability to work with our customers to manage rapidly changing production volumes, including in the event of production interruptions affecting us, our customers or our suppliers;

•	Competitively driven price reductions to our customers or potential price increases from our suppliers;

•	Additional restructuring actions and the timing and recognition of restructuring charges, including any actions associated with prolonged softness in markets in which we operate;

•	Higher-than-planned warranty expenses, including the outcome of known or potential recall campaigns;

•
Uncertainties of asbestos claim, environmental and other legal proceedings, the long-term solvency of our insurance carriers and the potential for higher-than-anticipated costs resulting from environmental liabilities, including those related to site remediation;

•	Significant pension costs; and

•	Restrictive government actions (such as restrictions on transfer of funds and trade protection measures, including import and export duties, quotas and customs duties and tariffs).

NON-GAAP FINANCIAL MEASURES
In addition to the results reported in accordance with accounting principles generally accepted in the United States ("GAAP"), we have provided information regarding non-GAAP financial measures. These non-GAAP financial measures include adjusted income (loss) from continuing operations attributable to the company, adjusted diluted earnings (loss) per share from continuing operations, adjusted EBITDA, adjusted EBITDA margin, segment adjusted EBITDA, segment adjusted EBITDA margin and free cash flow.
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
Free cash flow is used by investors and management to analyze our ability to service and repay debt and return value directly to shareholders. Free cash flow over adjusted income from continuing operations is a specific financial measure of our M2022 plan used to measure the company's ability to convert earnings to free cash flow.
Management uses the aforementioned non-GAAP financial measures for planning and forecasting purposes, and segment adjusted EBITDA is also used as the primary basis for the Chief Operating Decision Maker ("CODM") to evaluate the performance of each of our reportable segments.

MERITOR, INC.

Our Board of Directors uses adjusted EBITDA margin, free cash flow, adjusted diluted earnings (loss) per share from continuing operations and free cash flow over adjusted income from continuing operations as key metrics to determine management’s performance under our performance-based compensation plans.
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

	Three Months Ended December 31,
	2019	2018
Income from continuing operations attributable to the company	$39	$90
Restructuring	5	—
Non-cash tax expense (1)	9	11
U.S. tax reform impacts (2)	—	(7)
Asbestos related liability remeasurement (3)	—	(31)
Income tax expense (benefits) (4)	(1)	6
Adjusted income from continuing operations attributable to the company	$52	$69

Diluted earnings per share from continuing operations	$0.48	$1.03
Impact of adjustments on diluted earnings per share	0.16	(0.24)
Adjusted diluted earnings per share from continuing operations	$0.64	$0.79
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
(4) The three months ended December 31, 2019 includes $1 million of income tax benefits related to restructuring. The three months ended December 31, 2018 includes $6 million of income tax expense related to the remeasurement of the Maremont net asbestos liability based on the Maremont prepackaged plan of reorganization.

Free cash flow is reconciled to cash provided by (used for) operating activities below (in millions).

	Three Months Ended December 31,
	2019	2018
Cash provided by (used for) operating activities	$(19)	$11
Capital expenditures	(16)	(23)
Free cash flow	$(35)	$(12)

Free cash flow conversion(1)	(67)%	(17)%
(1) Represents free cash flow divided by adjusted income from continuing operations

MERITOR, INC.

Adjusted EBITDA and segment adjusted EBITDA are reconciled to net income attributable to Meritor, Inc. below (dollars in millions).

	Three Months Ended December 31,
	2019	2018
Net income attributable to Meritor, Inc.	$39	$90
Income from discontinued operations, net of tax, attributable to Meritor, Inc.	—	—
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$39	$90

Interest expense, net	14	14
Provision for income taxes	13	21
Depreciation and amortization	24	22
Noncontrolling interests	2	2
Loss on sale of receivables	1	1
Asbestos related liability remeasurement	—	(31)
Restructuring	5	—
Adjusted EBITDA	$98	$119

Adjusted EBITDA margin (1)	10.9%	11.5%

Unallocated legacy and corporate expense (income), net (2)	(2)	(2)
Segment adjusted EBITDA	$96	$117

Commercial Truck (3)
Segment adjusted EBITDA	$56	$77
Segment adjusted EBITDA margin (4)	9.0%	9.9%

Aftermarket, Industrial and Trailer (3)
Segment adjusted EBITDA	$40	$40
Segment adjusted EBITDA margin (4)	12.6%	13.2%
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
(3) Amounts for the three months ended December 31, 2018 have been recast to reflect reportable segment changes.
(4) Segment adjusted EBITDA margin equals segment adjusted EBITDA divided by consolidated sales from continuing operations, either in the aggregate or by segment as applicable.

MERITOR, INC.

Results of Operations
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

   Sales
The following table reflects total company and business segment sales for the three months ended December 31, 2019 and 2018 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Three Months Ended December 31,				Dollar Change Due To
	2019	2018 (1)	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck
North America	$326	$397	$(71)	(18)%	$—	$(71)
Europe	141	175	(34)	(19)%	(3)	(31)
South America	53	50	3	6%	(4)	7
China	34	41	(7)	(17)%	(1)	(6)
India	22	57	(35)	(61)%	—	(35)
Other	14	24	(10)	(42)%	(1)	(9)
Total External Sales	$590	$744	$(154)	(21)%	$(9)	$(145)
Intersegment Sales	32	35	(3)	(9)%	(1)	(2)
Total Sales	$622	$779	$(157)	(20)%	$(10)	$(147)

Aftermarket, Industrial and Trailer
North America	$266	$268	$(2)	(1)%	$—	$(2)
Europe	43	26	17	65%	(1)	18
Other	2	—	2	N/A	—	2
Total External Sales	$311	$294	$17	6%	$(1)	$18
Intersegment Sales	6	9	(3)	(33)%	(1)	(2)
Total Sales	$317	$303	$14	5%	$(2)	$16

Total External Sales	$901	$1,038	$(137)	(13)%	$(10)	$(127)
(1) Amounts for the three months ended December 31, 2018 have been recast to reflect reportable segment changes.
Commercial Truck sales were $622 million in the first quarter of fiscal year 2020, down 20 percent compared to the first quarter of fiscal year 2019. The decrease in sales was driven primarily by decreased market volumes for most regions across the segment.
Aftermarket, Industrial and Trailer sales were $317 million in the first quarter of fiscal year 2020, up 5 percent compared to the first quarter of fiscal year 2019. Higher sales were primarily driven by revenue generated from our AxleTech business we acquired in the fourth quarter of fiscal year 2019, partially offset by decreased volumes across the segment.

MERITOR, INC.

	Three Months Ended December 31,
	2019	2018	Dollar Change	% Change
Sales	$901	$1,038	$(137)	(13)%
Cost of sales	(774)	(897)	123	14%
GROSS MARGIN	127	141	(14)	(10)%
Selling, general and administrative	(70)	(34)	(36)	(106)%
Other operating expense, net	(5)	—	(5)	N/A
Other income, net	10	11	(1)	(9)%
Equity in earnings of affiliates	6	9	(3)	(33)%
Interest expense, net	(14)	(14)	—	—%
INCOME BEFORE INCOME TAXES	54	113	(59)	(52)%
Provision for income taxes	(13)	(21)	8	38%
NET INCOME	41	92	(51)	(55)%
Less: Net income attributable to noncontrolling interests	(2)	(2)	—	—%
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$39	$90	$(51)	(57)%
Cost of Sales and Gross Margin
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended December 31, 2019 was $774 million compared to $897 million in the same period in the prior fiscal year, representing a decrease of 14 percent, primarily driven by decreased market volumes. Total cost of sales was 85.9 and 86.4 percent of sales for the three-month periods ended December 31, 2019 and 2018, respectively.
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel, and purchased components. Material costs for the three months ended December 31, 2019 decreased $106 million compared to the same period in the prior fiscal year primarily due to lower volumes, year-over-year steel prices and layered capacity costs.
Labor and overhead costs decreased by $20 million compared to the same period in the prior fiscal year primarily due to lower volumes.
Gross margin was $127 million and $141 million for the three-month periods ended December 31, 2019 and 2018, respectively. Gross margin as a percentage of sales was 14.1 and 13.6 percent for the three-month periods ended December 31, 2019 and 2018, respectively. Gross margin as a percentage of sales remained relatively flat as lower sales more than offset lower material, primarily steel, and freight costs.
Other Income Statement Items
     Selling, general and administrative expenses ("SG&A") for the three months ended December 31, 2019 and 2018 were $70 million and $34 million, respectively.
We recognized $31 million related to remeasuring the Maremont asbestos liability based on the terms of the plan of reorganization in the first quarter of fiscal year 2019 (see Note 20 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). All other SG&A increased by $5 million primarily due to additional costs generated from our AxleTech business, which was acquired in the fourth quarter of fiscal year 2019.
Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins
     The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for the three months ended December 31, 2019 and 2018 (dollars in millions).

MERITOR, INC.

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Three Months Ended December 31,			Three Months Ended December 31,
	2019	2018 (1)	Change	2019	2018 (1)	Change
Commercial Truck	$56	$77	$(21)	9.0%	9.9%	(0.9	) pts
Aftermarket, Industrial and Trailer	40	40	—	12.6%	13.2%	(0.6	) pts
Segment adjusted EBITDA	$96	$117	$(21)	10.7%	11.3%	(0.6	) pts
(1) Amounts for the three months ended December 31, 2018 have been recast to reflect reportable segment changes.
     Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck	Aftermarket, Industrial and Trailer	TOTAL
Segment adjusted EBITDA– Quarter ended December 31, 2018 (1)	$77	$40	$117
Lower earnings from unconsolidated affiliates	(3)	—	(3)
Impact of foreign currency exchange rates	(3)	(1)	(4)
Volume, mix, pricing and other	(15)	1	(14)
Segment adjusted EBITDA – Quarter ended December 31, 2019	$56	$40	$96
(1) Amounts for the three months ended December 31, 2018 have been recast to reflect reportable segment changes.
Commercial Truck segment adjusted EBITDA was $56 million in the first quarter of fiscal year 2020, down $21 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin decreased from 9.9 percent in the first quarter of fiscal year 2019 to 9.0 percent in the first quarter of fiscal year 2020. The decrease in segment adjusted EBITDA and segment adjusted EBITDA margin were driven primarily by lower volumes, partially offset by lower freight, labor and burden and material costs.
     Aftermarket, Industrial and Trailer segment adjusted EBITDA was $40 million in the first quarter of fiscal years 2020 and 2019. Segment adjusted EBITDA margin decreased from 13.2 percent in the first quarter of fiscal year 2019 to 12.6 percent in the first quarter of fiscal year 2020. The decrease in segment adjusted EBITDA margin was driven primarily by the impact from our AxleTech business, as the benefit from executed synergies continue to ramp up to full run rate.

MERITOR, INC.

Financial Condition
Cash Flows (in millions)

	Three Months Ended December 31,
	2019	2018
OPERATING CASH FLOWS
Income from continuing operations	$41	$92
Depreciation and amortization	24	22
Deferred income tax expense	3	3
Restructuring costs	5	—
Equity in earnings of affiliates	(6)	(9)
Pension and retiree medical income	(10)	(9)
Asbestos related liability remeasurement	—	(31)
Dividends received from equity method investments	—	1
Pension and retiree medical contributions	(3)	(3)
Restructuring payments	(7)	(1)
Changes in receivables, inventories and accounts payable	(31)	(52)
Changes in off-balance sheet accounts receivable factoring	7	38
Changes in other current assets and liabilities	(28)	(40)
Changes in other assets and liabilities	(16)	(4)
Other, net	3	5
Cash flows provided by (used for) continuing operations	(18)	12
Cash flows used for discontinued operations	(1)	(1)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(19)	$11
     Cash used for operating activities in the first three months of fiscal year 2020 was $19 million compared to cash provided by operating activities of $11 million in the same period of fiscal year 2019. The decrease in cash provided by operating activities was driven primarily by lower earnings in the first quarter of fiscal year 2020.

	Three Months Ended December 31,
	2019	2018
INVESTING CASH FLOWS
Capital expenditures	$(16)	$(23)
Cash paid for investment in Transportation Power, Inc.	—	(3)
Other investing activities	—	(1)
CASH USED FOR INVESTING ACTIVITIES	$(16)	$(27)
     Cash used for investing activities was $16 million in the first three months of fiscal year 2020 compared to $27 million in the same period in fiscal year 2019.

MERITOR, INC.

	Three Months Ended December 31,
	2019	2018
FINANCING CASH FLOWS
Securitization	$72	$33
Borrowings against revolving line of credit	65	45
Term loan payments	(3)	—
Other financing activities	—	(1)
Net change in debt	134	77
Repurchase of common stock	(100)	(50)
CASH PROVIDED BY FINANCING ACTIVITIES	$34	$27
     Cash provided by financing activities was $34 million in the first three months of fiscal year 2020 compared to $27 million in the same period of fiscal year 2019. The increase in cash provided by financing activities is primarily related to additional borrowings against our revolving line of credit and securitization, offset by additional share repurchases in the first quarter of fiscal year 2020.
Liquidity
Our outstanding debt, net of discounts and unamortized debt issuance costs, where applicable, is summarized in the table below (in millions).

	December 31, 2019	September 30, 2019
Fixed-rate debt securities	$445	$444
Fixed-rate convertible notes	342	342
Unamortized discount on convertible notes	(32)	(34)
Term loan	172	175
Other borrowings	152	16
Total debt	$1,079	$943
Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs and restructuring and product development programs. We expect fiscal year 2020 capital expenditures for our business segments to be approximately $115 million.
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

MERITOR, INC.

     Sources of liquidity as of December 31, 2019, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 12/31/19	Readily Available as of 12/31/19	Current Expiration
On-balance sheet arrangements:
Revolving credit facility (1)	$625	$65	$560	June 2024 (1)
Committed U.S. accounts receivable securitization (2)	115	84	—	December 2022
Total on-balance sheet arrangements	$740	$149	$560
Off-balance sheet arrangements: (2)
Committed Swedish factoring facility (3)	$169	$140	$—	March 2020 (5)
Committed U.S. factoring facility (3)	75	55	—	February 2023
Uncommitted U.K. factoring facility	27	4	—	February 2022
Uncommitted Italy factoring facility	33	23	—	June 2022
Other uncommitted factoring facilities (4)	N/A	18	N/A	None
Total off-balance sheet arrangements	304	240	—
Total available sources	$1,044	$389	$560

(1)
The availability under the revolving credit facility is subject to a priority debt-to-EBITDA ratio covenant. The facility will expire in November 2023 if the outstanding amount of the 6.25 percent notes due 2024 is greater than $75 million at that time.

(2)	Availability subject to adequate eligible accounts receivable available for sale.

(3)	Actual amounts may exceed the bank's commitment at the bank's discretion.

(4)	There is no explicit facility size under the agreement, but the counterparty approves the purchase of receivable tranches at its discretion.

(5)	The company is working to extend this arrangement before its current maturity date.
Cash and Liquidity Needs – At December 31, 2019, we had $108 million in cash and cash equivalents, of which $31 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. We plan to repatriate substantially all of this cash. An immaterial deferred tax liability for the related withholding taxes has been recorded on the cash that we expect to repatriate. In addition, we plan to utilize ongoing cash flow from domestic operations and external borrowings, to meet our liquidity needs in the U.S.
Our availability under the revolving credit facility is subject to a priority debt-to-EBITDA ratio covenant, as defined in the credit agreement, which may limit our borrowings under such agreement as of each quarter end. As long as we are in compliance with this covenant as of the quarter end, we have full availability under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At December 31, 2019, we were in compliance with this covenant under our credit agreement.
Equity Repurchase Authorization – On November 7, 2019, the Board of Directors authorized the repurchase of up to $325 million of the company's common stock, which was an increase from the prior $250 million authorization approved on July 26, 2019. Repurchases can be made from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. During fiscal year 2019, the company repurchased 1.3 million shares of common stock for $25 million (including commission costs) pursuant to this common stock repurchase authorization. During the first quarter of fiscal year 2020, the company repurchased 4.9 million shares of common stock for $100 million (including commission costs) pursuant to this authorization. As of December 31, 2019, the amount remaining available for repurchases under this common stock repurchase authorization was $200 million.
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

MERITOR, INC.

Debt Repurchase Authorization – On November 2, 2018, our Board of Directors authorized the repurchase of up to $100 million aggregate principal amount of any of our debt securities (including convertible debt securities) from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and our debt covenants. The amount remaining available for repurchases under this repurchase authorization was $76 million as of December 31, 2019 and September 30, 2019.
Revolving Credit Facility – The revolving credit facility is discussed in Note 17 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
Other – Refer to Note 17 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
Credit Ratings – At January 28, 2020, our Standard & Poor’s corporate credit rating and senior unsecured credit rating were BB and BB-, respectively, and our Moody’s Investors Service corporate credit rating and senior unsecured credit rating were Ba3 and B1, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
Off-Balance Sheet Arrangements
     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with a total amount utilized at December 31, 2019 of $240 million, of which $195 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $45 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.
The Swedish facility is backed by a 364-day liquidity commitment from Nordea Bank, which was renewed through June 22, 2020. Commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in the case of the U.K. and Italy commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).
     Letter of Credit Facilities – On February 21, 2014, we entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, which expired in March 2019, we had the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $25 million. This facility contained covenants and events of default generally similar to those existing in our public debt indentures. On March 20, 2019, we allowed this facility to expire. The letters of credit previously provided under this facility were replaced with letters of credit issued under our U.S. accounts receivable securitization facility with PNC Bank. There were $8 million of letters of credit outstanding through other letter of credit facilities as of December 31, 2019 and September 30, 2019, respectively.
Contingencies
Contingencies related to environmental, asbestos and other matters are discussed in Note 20 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
Critical Accounting Policies
Our significant accounting policies are consistent with those described in Note 2 to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the "2019 Form 10-K"). Our critical accounting estimates are consistent with those described in Item 7 of our 2019 Form 10-K.
New Accounting Pronouncements
New Accounting Pronouncements are discussed in Note 4 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
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

MERITOR, INC.

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
In the third quarter of fiscal year 2019, the company entered into multiple cross-currency swaps with a combined notional amount of $225 million. These swaps hedge a portion of the net investment in a certain European subsidiary against volatility in the euro/U.S. dollar foreign exchange rate. They mature in October 2022.
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

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase (Decrease) in
Foreign Currency Sensitivity:
Forward contracts in USD (1)	$0.7	$(0.7)	Fair Value
Forward contracts in Euro (1)	(3.0)	3.0	Fair Value
Foreign exchange swap (1)	(7.3)	7.3	Fair Value
Foreign currency denominated debt (2)	0.5	(0.5)	Fair Value
Foreign currency option contracts in USD	4.0	(0.8)	Fair Value
Foreign currency option contracts in Euro	(0.1)	2.5	Fair Value
Cross-currency swaps	(25.1)	25.3	Fair Value

	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase (Decrease) in
Interest Rate Sensitivity:
Debt – fixed rate (3)	$(33.2)	$35.3	Fair Value
Debt – variable rate	(1.6)	1.6	Cash flow

(1)Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)At December 31, 2019, the fair value of outstanding foreign currency denominated debt was $5 million. A 10% decrease in quoted currency exchange rates would result in a decrease of $0.5 million in foreign currency denominated debt. At December 31, 2019, a 10% increase in quoted currency exchange rates would result in an increase of $0.5 million in foreign currency denominated debt.

MERITOR, INC.

(3) At December 31, 2019, the fair value of outstanding debt was $1,195 million. A 50 basis points decrease in quoted interest rates would result in an increase of $35.3 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in a decrease of $33.2 million in the fair value of fixed rate debt.

MERITOR, INC.

Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1- 31, 2019	3,245,056	$18.42	3,245,056	$240,210,940
November 1- 30, 2019	1,140,408	$24.70	1,140,408	$212,048,300
December 1- 31, 2019	483,385	$25.13	483,385	$199,899,691
Total	4,868,849		4,868,849	199,899,691

(1)
On July 26, 2019, the Board of Directors authorized the repurchase of up to $250 million of the company’s common stock from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. This authorization superseded the remaining authority under the prior November 2018 equity repurchase authorization. On November 7, 2019, the Board of Directors increased the amount of the repurchase authorization to $325 million.

     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. There were no shares withheld in the first quarter of fiscal 2020 to satisfy tax obligations for exercise of options. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the first quarter of fiscal 2020 to satisfy tax obligations upon the vesting of restricted shares. The company does not believe such purchases or transactions described above are issuer repurchases for the purposes of this Item 2 of Part II of this Quarterly Report on Form 10-Q.

MERITOR, INC.

Item 5. Other Information
Cautionary Statement
This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain outlooks, projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "estimate," "should," "are likely to be," "will" and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to reliance on major OEM customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to manage demand expectations in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on European markets or our European operations, or financing arrangements related thereto following the United Kingdom's decision to exit the European Union or, in the event one or more other countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, restrictive government actions regarding trade, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); risks related to our joint ventures; rising costs of pension benefits; the ability to achieve the expected benefits of strategic initiatives and restructuring actions; our ability to successfully integrate the products and technologies of Fabco Holdings, Inc., AA Gear Mfg., Inc., AxleTech and Transportation Power, Inc. and future results of such acquisitions, including their generation of revenue and their being accretive; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle production in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development and launch of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any proceedings or related liabilities with respect to environmental, asbestos-related, or other matters; possible changes in accounting rules; and other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

MERITOR, INC.

Item 6. Exhibits

3-a**	Amended and Restated Articles of Incorporation of Meritor effective January 23, 2020.
3-b**	Amended and Restated By-laws of Meritor effective January 23, 2020.
10-a**	Form of Restricted Stock Agreement for Directors under the 2020 Long-Term Incentive Plan.
10-b**	Form of Restricted Stock Agreement for Director Deferral Elections pursuant to the Non-Employee Director Retainer Deferral Policy under the 2020 Long-Term Incentive Plan.
10-c**	Form of Performance Share Unit Agreement for Employees under the 2020 Long-Term Incentive Plan.
10-d**	Form of Restricted Share Unit Agreement for Employees under the 2020 Long-Term Incentive Plan.
10-e**	Form of Restricted Share Unit Agreement for Employee retention under the 2020 Long-Term Incentive Plan.
31-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act
31-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
32-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350
32-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

** Filed herewith.

MERITOR, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERITOR, INC.

Date:	January 30, 2020	By:	/s/	Scott M. Confer
Scott M. Confer
Interim Chief Legal Officer and Corporate Secretary
(For the registrant)

Date:	January 30, 2020	By:	/s/	Carl D. Anderson
Carl D. Anderson
Senior Vice President, Chief Financial Officer

Date:	January 30, 2020	By:	/s/	Paul D. Bialy
Paul D. Bialy
Vice President, Chief Accounting Officer