Form 10-Q
period 2020-03-29
MERITOR, INC.
filed 2020-04-30
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 29, 2020

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
72,259,278 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on April 29, 2020.

MERITOR, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(Unaudited)
Sales	$871	$1,156	$1,772	$2,194
Cost of sales	(757)	(982)	(1,531)	(1,879)
GROSS PROFIT	114	174	241	315
Selling, general and administrative	(59)	(73)	(129)	(107)
Income from WABCO distribution termination	265	—	265	—
Other operating income (expense), net	(10)	1	(15)	1
OPERATING INCOME	310	102	362	209
Other income, net	14	9	24	20
Equity in earnings of affiliates	6	6	12	15
Interest expense, net	(16)	(15)	(30)	(29)
INCOME BEFORE INCOME TAXES	314	102	368	215
Provision for income taxes	(73)	(27)	(86)	(48)
INCOME FROM CONTINUING OPERATIONS	241	75	282	167
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	1	(1)	1	(1)
NET INCOME	242	74	283	166
Less: Net income attributable to noncontrolling interests	(1)	(2)	(3)	(4)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$241	$72	$280	$162
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$240	$73	$279	$163
Income (loss) from discontinued operations	1	(1)	1	(1)
Net income	$241	$72	$280	$162
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$3.27	$0.88	$3.68	$1.94
Discontinued operations	0.01	(0.01)	0.01	(0.01)
Basic earnings per share	$3.28	$0.87	$3.69	$1.93
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$3.19	$0.85	$3.58	$1.88
Discontinued operations	0.01	(0.01)	0.01	(0.01)
Diluted earnings per share	$3.20	$0.84	$3.59	$1.87

Basic average common shares outstanding	73.4	83.3	75.8	84.0
Diluted average common shares outstanding	75.3	85.6	78.0	86.6

See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(Unaudited)
Net income	$242	$74	$283	$166
Other comprehensive income (loss):
Foreign currency translation adjustments:
Attributable to Meritor, Inc.	(56)	7	(35)	3
Attributable to noncontrolling interest	—	—	—	1
Pension and other postretirement benefit related adjustments	2	1	5	1
Unrealized loss on cash flow hedges	(5)	(1)	(3)	—
Other comprehensive income (loss), net of tax	(59)	7	(33)	5
Total comprehensive income	183	81	250	171
Less: Comprehensive income attributable to noncontrolling interest	(1)	(2)	(3)	(5)
Comprehensive income attributable to Meritor, Inc.	$182	$79	$247	$166

See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2020	September 30, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$508	$108
Receivables, trade and other, net	466	551
Inventories	529	526
Other current assets	35	31
TOTAL CURRENT ASSETS	1,538	1,216
NET PROPERTY	509	515
GOODWILL	500	478
OTHER ASSETS	678	606
TOTAL ASSETS	$3,225	$2,815
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term debt	$138	$41
Accounts and notes payable	541	610
Other current liabilities	257	285
TOTAL CURRENT LIABILITIES	936	936
LONG-TERM DEBT	1,203	902
RETIREMENT BENEFITS	315	336
OTHER LIABILITIES	347	226
TOTAL LIABILITIES	2,801	2,400
COMMITMENTS AND CONTINGENCIES (See Note 20)

EQUITY:
Common stock (March 31, 2020 and September 30, 2019, 103.7 and 104.1 shares issued and 72.3 and 81.4 shares outstanding, respectively)	105	104
Additional paid-in capital	803	803
Retained earnings	771	491
Treasury stock, at cost (March 31, 2020 and September 30, 2019, 31.4 and 22.7 shares, respectively)	(573)	(332)
Accumulated other comprehensive loss	(714)	(681)
Total equity attributable to Meritor, Inc.	392	385
Noncontrolling interests	32	30
TOTAL EQUITY	424	415
TOTAL LIABILITIES AND EQUITY	$3,225	$2,815

See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Six Months Ended March 31,
	2020	2019
	(Unaudited)
OPERATING ACTIVITIES
Net income	$283	$166
Less: Income (loss) from discontinued operations, net of tax	1	(1)
Income from continuing operations	282	167
Adjustments to income from continuing operations to arrive at cash provided by operating activities:
Depreciation and amortization	50	43
Deferred income tax expense (benefit)	(4)	16
Restructuring costs	15	(1)
Equity in earnings of affiliates	(12)	(15)
Pension and retiree medical income	(21)	(19)
Asbestos related liability remeasurement	—	(31)
Other adjustments to income from continuing operations	1	8
Dividends received from equity method investments	—	1
Pension and retiree medical contributions	(7)	(8)
Restructuring payments	(15)	(1)
Changes in off-balance sheet accounts receivable securitization and factoring programs	20	22
Changes in receivables, inventories and accounts payable	(8)	(91)
Changes in other current assets and liabilities	(49)	(33)
Changes in other assets and liabilities	38	(6)
Operating cash flows provided by continuing operations	290	52
Operating cash flows used for discontinued operations	—	(1)
CASH PROVIDED BY OPERATING ACTIVITIES	290	51
INVESTING ACTIVITIES
Capital expenditures	(33)	(44)
Cash paid for acquisition of Transportation Power, Inc., net of cash acquired	(13)	(3)
Other investing activities	9	—
CASH USED FOR INVESTING ACTIVITIES	(37)	(47)
FINANCING ACTIVITIES
Securitization	96	48
Borrowings against revolving line of credit	304	—
Redemption of notes	—	(19)
Term loan payments	(4)	—
Other financing activities	(1)	(1)
Net change in debt	395	28
Repurchase of common stock	(241)	(50)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	154	(22)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(7)	1
CHANGE IN CASH AND CASH EQUIVALENTS	400	(17)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108	115
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$508	$98

See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions)
(Unaudited)

	Three months ended March 31, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at December 31, 2019	$105	$804	$530	$(432)	$(655)	$352	$32	$384
Comprehensive income (loss)	—	—	241	—	(59)	182	1	183
Equity based compensation expense	—	(2)	—	—	—	(2)	—	(2)
Repurchase of common stock	—	—	—	(141)	—	(141)	—	(141)
Noncontrolling interest dividend	—	—	—	—	—	—	(1)	(1)
Other equity adjustments	—	1	—	—	—	1	—	1
Ending Balance at March 31, 2020	$105	$803	$771	$(573)	$(714)	$392	$32	$424

	Three months ended March 31, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at December 31, 2018	$104	$790	$290	$(286)	$(569)	$329	$33	$362
Comprehensive income	—	—	72	—	7	79	2	81
Equity based compensation expense	—	3	—	—	—	3	—	3
Noncontrolling interest dividends	—	—	—	—	—	—	(1)	(1)
Ending Balance at March 31, 2019	$104	$793	$362	$(286)	$(562)	$411	$34	$445

See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions)
(Unaudited)

	Six months ended March 31, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at September 30, 2019	$104	$803	$491	$(332)	$(681)	$385	$30	$415
Comprehensive income (loss)	—	—	280	—	(33)	247	3	250
Equity based compensation expense	—	1	—	—	—	1	—	1
Vesting of equity based awards	1	(1)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	(241)	—	(241)	—	(241)
Noncontrolling interest dividend	—	—	—	—	—	—	(1)	(1)
Ending Balance at March 31, 2020	$105	$803	$771	$(573)	$(714)	$392	$32	$424

	Six months ended March 31, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at September 30, 2018	$102	$787	$200	$(236)	$(566)	$287	$30	$317
Comprehensive income	—	—	162	—	4	166	5	171
Equity based compensation expense	—	8	—	—	—	8	—	8
Vesting of equity based awards	2	(2)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	(50)	—	(50)	—	(50)
Noncontrolling interest dividends	—	—	—	—	—	—	(1)	(1)
Ending Balance at March 31, 2019	$104	$793	$362	$(286)	$(562)	$411	$34	$445

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
In the opinion of the company, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited Consolidated Financial Statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019. The Condensed Consolidated Balance Sheet data as of September 30, 2019 was derived from audited financial statements but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended March 31, 2020 are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30, and its fiscal quarters generally end on the Sundays nearest December 31, March 31 and June 30. The second quarter of fiscal years 2020 and 2019 ended on March 29, 2020 and March 31, 2019, respectively. Fiscal year 2019 ended on September 29, 2019. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and March 31 are used consistently throughout this report to represent the fiscal year end and second fiscal quarter end, respectively.
COVID-19 Pandemic Update
In March 2020 the World Health Organization declared a global health pandemic related to the recent outbreak of a novel coronavirus. The COVID-19 pandemic adversely affected the company's financial performance in the second quarter of fiscal year 2020 and will continue to have an adverse impact for at least the remainder of fiscal year 2020.  In response to the COVID-19 pandemic, government health officials have recommended and mandated precautions to mitigate the spread of the virus, including shelter-in-place orders, prohibitions on public gatherings and other similar measures. As a result, the company and certain of the company's customers and suppliers have temporarily closed select manufacturing locations beginning late in the second quarter of fiscal year 2020, continuing into the third quarter of fiscal year 2020. The company’s salaried employees are working remotely until further notice. There is uncertainty around the duration and breadth of the COVID-19 pandemic, as well as the impact it will have on the company's operations, supply chain and demand for its products. As a result, the ultimate impact on the company's business, financial condition or operating results cannot be reasonably estimated at this time.
2. Earnings per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted shares, restricted share units, performance share unit awards and convertible securities, if applicable.
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Basic average common shares outstanding	73.4	83.3	75.8	84.0
Impact of restricted shares, restricted share units and performance share units	1.1	1.5	1.3	1.9
Impact of convertible notes	0.8	0.8	0.9	0.7
Diluted average common shares outstanding	75.3	85.6	78.0	86.6

In November 2019, the Board of Directors approved a grant of performance share units to all executives eligible to participate in the long-term incentive plan. Each performance share unit represents the right to receive one share of common stock or its cash

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

3. New Accounting Standards
Accounting standards implemented during fiscal year 2020
On October 1, 2019, the company implemented Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). The company elected the practical expedient package which allowed the company to not reassess whether existing contracts contain a lease and to not reassess classification of existing leases. The company also adopted ASU 2018-11 Leases (Topic 842) Targeted Improvements, electing to not separate lease and non-lease components in contracts that contain both and electing to not restate comparative periods when adopting ASU 2016-02. As a result, the company recognized a right-of-use asset and lease liability as a lessee for substantially all existing operating leases and has included new and expanded disclosures. (See Note 5)
Accounting standards to be implemented
The following represent the standards that may result in a significant change in practice and/or have a significant financial impact on the company.
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including accounts receivable. The ASU also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The amendments in this update are required to be adopted by public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The company is currently evaluating the potential impact of this guidance on its accounting policies and its Condensed Consolidated Financial Statements.

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

4. Revenue
Disaggregation of revenue

In the following tables, revenue is disaggregated for each of our operating segments by primary geographical market for the three and six months ended March 31, 2020 and 2019 (in millions).

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2020
Primary Geographical Market	Commercial Truck	Aftermarket, Industrial and Trailer	Total
U.S.	$269	$248	$517
Canada	—	15	15
Mexico	36	9	45
Total North America	305	272	577
Sweden	63	—	63
Italy	46	3	49
United Kingdom	30	3	33
Other Europe	1	36	37
Total Europe	140	42	182
Brazil	50	—	50
China	26	—	26
India	22	—	22
Other Asia-Pacific	14	—	14
Total sales	$557	$314	$871

	Three Months Ended March 31, 2019
Primary Geographical Market	Commercial Truck	Aftermarket, Industrial and Trailer	Total
U.S.	$413	$263	$676
Canada	—	17	17
Mexico	50	13	63
Total North America	463	293	756
Sweden	74	—	74
Italy	59	5	64
United Kingdom	45	2	47
Other Europe	3	19	22
Total Europe	181	26	207
Brazil	63	—	63
China	44	—	44
India	62	—	62
Other Asia-Pacific	24	—	24
Total sales	$837	$319	$1,156

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended March 31, 2020
Primary Geographical Market	Commercial Truck	Aftermarket, Industrial and Trailer	Total
U.S.	$561	$491	$1,052
Canada	—	29	29
Mexico	70	18	88
Total North America	631	538	1,169
Sweden	125	—	125
Italy	91	7	98
United Kingdom	63	5	68
Other Europe	2	73	75
Total Europe	281	85	366
Brazil	103	1	104
China	60	—	60
India	44	1	45
Other Asia-Pacific	28	—	28
Total sales	$1,147	$625	$1,772

	Six Months Ended March 31, 2019
Primary Geographical Market	Commercial Truck	Aftermarket, Industrial and Trailer	Total
U.S.	$763	$503	$1,266
Canada	—	35	35
Mexico	97	23	120
Total North America	860	561	1,421
Sweden	148	—	148
Italy	116	9	125
United Kingdom	86	5	91
Other Europe	6	38	44
Total Europe	356	52	408
Brazil	113	—	113
China	85	—	85
India	119	—	119
Other Asia-Pacific	48	—	48
Total sales	$1,581	$613	$2,194

Contract balances

As of March 31, 2020 and September 30, 2019, Trade receivables, net, which are included in Receivables, trade and other, net, on the Condensed Consolidated Balance Sheet, were $435 million and $517 million, respectively.

For the three and six months ended March 31, 2020 and March 31, 2019, the company had no material bad-debt expense. There were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of March 31, 2020 and September 30, 2019.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Leases
The company’s lease portfolio is comprised of leases of real estate, including manufacturing and office facilities, and leases of personal property, including machinery and equipment and IT equipment. Operating leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheet and related lease expense is recognized on a straight-line basis over the lease term. Short-term lease costs and variable lease costs were insignificant in the three and six months ended March 31, 2020.

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

Components of lease expense (in millions)

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Finance lease costs	$—	$1
Operating lease costs	5	10
Total lease costs	$5	$11

The following table provides a summary of the location and amounts related to finance leases recognized in the Condensed Consolidated Balance Sheet (in millions).

	Classification	March 31, 2020
Finance lease right-of-use assets	Net Property	$6
Finance lease liabilities	Short-term debt	2
Finance lease liabilities	Long-term debt	4

The following table provides a summary of the location and amounts related to operating leases recognized in the Condensed Consolidated Balance Sheet (in millions).

	Classification	March 31, 2020
Operating lease right-of-use assets	Other assets	$77
Operating lease liabilities	Other current liabilities	14
Operating lease liabilities	Other liabilities	63

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize additional information related to our lease agreements.

Supplemental cash flow information related to leases (in millions)

Six Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9
Operating cash flows from finance leases	—
Financing cash flows from finance leases	1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6
Finance leases	2

Supplemental balance sheet information related to leases

March 31, 2020
Weighted-average remaining lease term (years):
Operating leases	8.6
Finance leases	2.6
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	5.2%

Maturities (in millions)

	Operating Leases	Finance Leases
Remainder of 2020	$9	$1
2021	16	3
2022	12	2
2023	12	1
2024	9	—
Thereafter	39	—
Total lease payments	97	7
Less: Impact of discounting future lease payments	(20)	(1)
Present value of lease liabilities	$77	$6

Disclosures related to periods prior to adoption of ASU 2016-02

Cash obligations under future minimum rental commitments under operating leases as of September 30, 2019 are shown in the table below (in millions).

	2020	2021	2022	2023	2024	Thereafter	Total
Lease commitments	$18	$15	$14	$13	$13	$25	$98

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
A summary of the changes in the carrying value of goodwill by the company’s two reportable segments are presented below (in millions):

	Commercial Truck	Aftermarket, Industrial and Trailer	Total
Goodwill	$261	$232	$493
Accumulated impairment losses	—	(15)	(15)
Beginning Balance at September 30, 2019	261	217	478
AxleTech measurement period adjustment (see Note 9)	—	1	1
Goodwill acquired from acquisition (see Note 9)	22	—	22
Foreign currency translation	—	(1)	(1)
Ending Balance at March 31, 2020	$283	$217	$500

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Restructuring Costs
Restructuring reserves, primarily related to unpaid employee termination benefits, were $7 million at March 31, 2020 and $8 million at September 30, 2019. Restructuring costs are recorded within Other operating expense, net within the Condensed Consolidated Statement of Operations. The changes in restructuring reserves for the six months ended March 31, 2020 and 2019 are as follows (in millions):

Total
Beginning Balance at September 30, 2019	$8
Activity during the period:
Charges to continuing operations	15
Cash payments – continuing operations	(15)
Other	(1)
Total restructuring reserves at March 31, 2020	7
Less: non-current restructuring reserves	—
Restructuring reserves – current, at March 31, 2020	$7

Balance at September 30, 2018	$4
Activity during the period:
Charges to continuing operations	(1)
Cash payments – continuing operations	(1)
Total restructuring reserves at March 31, 2019	2
Less: non-current restructuring reserves	—
Restructuring reserves – current, at March 31, 2019	$2

Global Restructuring Programs: On September 27, 2019, the company approved and began executing a restructuring plan to reduce salaried and hourly headcount globally. This restructuring plan is intended to reduce labor costs in response to an anticipated decline in most global truck and trailer market volumes. With this restructuring plan, the company expects to incur approximately $20 million in employee severance costs in the aggregate across both of its reportable segments. During the second quarter of fiscal year 2020, the cost of this plan increased by $6 million. During the second quarter of fiscal year 2020, the company incurred $8 million in restructuring costs in the Commercial Truck segment. The total severance costs incurred for this plan are $19 million as of the end of the second quarter for fiscal year 2020. Restructuring actions associated with this plan are expected to be substantially complete by the end of fiscal year 2020.

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

In evaluating the ability to recover its net deferred tax assets, the company utilizes a consistent approach which considers its historical operating results, including an assessment of the degree to which any gains or losses are driven by items that are unusual

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

in nature, and tax planning strategies. In addition, the company reviews changes in near-term market conditions and other factors that impact future operating results. As of March 31, 2020, the company continues to maintain the valuation allowances in France, Germany, the U.K., and certain other jurisdictions, as the company believes the negative evidence that it will be able to recover these net deferred tax assets continues to outweigh the positive evidence. If, in the future, the company generates taxable income on a sustained basis, its conclusion regarding the need for valuation allowances in these jurisdictions could change.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which includes various income and payroll tax provisions, was signed into law by the U.S. government. In addition, various other coronavirus tax relief initiatives have been implemented around the world. As of the second quarter of fiscal year 2020, these tax initiatives did not have a material impact on the Condensed Consolidated Financial Statements.

For the three months ended March 31, 2020 and 2019, the company had approximately $2 million of net pre-tax income in tax jurisdictions in which tax expense (benefit) is not recorded. For the six months ended March 31, 2020, the company had approximately $5 million of net pre-tax income compared to $8 million of net pre-tax income in the same period in fiscal year 2019 in tax jurisdictions in which tax expense (benefit) is not recorded.
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

Since completion of initial estimates in the fourth quarter of fiscal year 2019, the company has recorded $1 million in measurement period adjustments to decrease the provisional fair value of receivables, inventory and other assets acquired in the AxleTech transaction, resulting in a corresponding $1 million increase in goodwill. This adjustment was made to reflect additional available information. The measurement period remains open to finalize the value of tangible and intangible assets. The company is reviewing and may record other additional measurement period adjustments in fiscal year 2020. All goodwill resulting from the acquisition of AxleTech was assigned to the Aftermarket, Industrial and Trailer reportable segment (see Note 6).
Acquisition of TransPower Business
On January 16, 2020, Meritor acquired 100 percent of the voting equity interest of Transportation Power, Inc. ("TransPower") for a cash purchase price of approximately $15 million, subject to certain purchase price adjustments. Prior to the acquisition, the fair value of the company’s investment in TransPower was $12 million. The TransPower acquisition was accounted for as a business combination. With the addition of TransPower's product portfolio, Meritor advances its strategic priorities through increased investment in next-generation technologies.

Pro forma financial information of the company is presented in the following table for the three and six months ended March 31, 2020 and 2019 as if the TransPower acquisition had occurred on October 1, 2018. The pro forma financial information is unaudited and is provided for informational purposes only and does not purport to be indicative of the results which would have actually been attained had the acquisition occurred on October 1, 2018 (in millions).

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Sales	$872	$1,158	$1,773	$2,196
Net income attributable to Meritor, Inc.	240	69	279	159

The purchase price was allocated on a provisional basis as of January 16, 2020. Assets acquired and liabilities assumed were recorded at estimated fair values based on management's estimates, available information, and reasonable and supportable assumptions. Additionally, the company is utilizing a third-party to assist with certain estimates of fair values. The provisional purchase price allocation, which is subject to change and may be subsequently adjusted to reflect final valuation results and other

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

adjustments, is shown below (in millions). The company is reviewing and may record other additional measurement period adjustments in fiscal year 2020. All goodwill resulting from the acquisition of TransPower was assigned to the Commercial Truck reportable segment (see Note 6).

January 16, 2020
Purchase price	$15
Investments in TransPower	12

Assets acquired and liabilities assumed:
Cash	2
Receivables, net	5
Inventories, net	8
PP&E	10
Accounts payable	(3)
Other current liabilities	(17)
Total identifiable net assets acquired	5

Goodwill and other intangible assets resulting from the acquisition of TransPower	22
$27

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Accounts Receivable Factoring and Securitization
The company has a U.S. accounts receivable securitization facility with PNC Bank and participates in various accounts receivable factoring programs, primarily with Nordea Bank for trade receivables from AB Volvo, as follows:

	Current Expiration	Total Facility Size as of 3/31/20		Utilized as of 3/31/20		Utilized as of 9/30/19
		EUR	USD	EUR	USD	EUR	USD
On-balance sheet arrangement
Committed U.S. accounts receivable securitization (1)	December 2022	N/A	$115	N/A	$108	N/A	$13
Total on-balance sheet arrangement: (1)		N/A	$115	N/A	$108	N/A	$13
Off-balance sheet arrangements
Committed Swedish factoring facility (2)(3)	March 2024	€155	$171	€133	$147	€109	$119
Committed U.S. factoring facility (2)	February 2023	N/A	75	N/A	48	N/A	58
Uncommitted U.K. factoring facility	February 2022	25	28	5	5	6	6
Uncommitted Italy factoring facility	June 2022	30	33	22	25	21	23
Other uncommitted factoring facilities (4)	None	N/A	N/A	17	19	18	20
Total off-balance sheet arrangements		€210	$307	€177	$244	€154	$226
(1) Availability subject to adequate eligible accounts receivable available for sale. The utilized amount includes $4 million of letters of credit as of March 31, 2020 and September 30, 2019.
(2) Actual amounts may exceed the bank's commitment at the bank's discretion.
(3) The facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through June 22, 2020.
(4) There is no explicit facility size under the agreement, but the counterparty approves the purchase of receivable tranches at its discretion.
Off-balance sheet arrangements
Total costs associated with all of the off-balance sheet arrangements described above were $1 million and $2 million for the three months ended March 31, 2020 and 2019, respectively. Total costs associated with all of the off-balance sheet arrangements described above were $2 million and $3 million for the six months ended March 31, 2020 and 2019, respectively, and are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.
11. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	March 31, 2020	September 30, 2019
Finished goods	$139	$153
Work in process	46	39
Raw materials, parts and supplies	344	334
Total	$529	$526

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Net Property
     Net property is summarized as follows (in millions):

	March 31, 2020	September 30, 2019
Property at cost:
Land and land improvements	$31	$31
Buildings	223	224
Machinery and equipment	960	935
Company-owned tooling	141	136
Construction in progress	52	74
Total	1,407	1,400
Less: accumulated depreciation	(898)	(885)
Net property	$509	$515

13. Investments in Non-Consolidated Joint Ventures
     In the fourth quarter of fiscal year 2017, Meritor, Inc. closed on the sale of its interest in Meritor WABCO Vehicle Control Systems (the “Meritor WABCO JV”) to a subsidiary of its joint venture partner, WABCO Holdings Inc ("WABCO").  The company remained the exclusive distributor of a certain range of WABCO’s aftermarket products in the United States and Canada and the non-exclusive distributor in Mexico for a period of 10 years following the completion of the transaction, and the purchase agreement included provisions regarding certain future options of the parties to terminate, at certain points during the first three and a half years, these distribution arrangements at an exercise price of between $225 million and $265 million based on the earnings of the business.
     On March 13, 2020, the company exercised the option to terminate its aftermarket distribution arrangement with WABCO. The company received $265 million from WABCO in connection with the termination of the arrangement.

14. Other Assets
     Other assets are summarized as follows (in millions):

	March 31, 2020	September 30, 2019
Investments in non-consolidated joint ventures	$116	$110
Deferred income tax assets, net	139	122
Prepaid pension costs	161	149
Other	262	225
Other assets	$678	$606
15. Other Current Liabilities
     Other current liabilities are summarized as follows (in millions):

	March 31, 2020	September 30, 2019
Compensation and benefits	$87	$125
Product warranties	16	18
Other	154	142
Other current liabilities	$257	$285

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Compensation and benefits includes the current portion of pension and retiree medical liability, accrued incentive compensation, salary and wages and accrued vacation, holiday and sick leave pay.
A summary of the changes in product warranties is as follows (in millions):

	Six Months Ended March 31,
	2020	2019
Total product warranties – beginning of period	$50	$54
Accruals for product warranties	7	15
Payments	(10)	(9)
Change in estimates and other	(2)	(3)
Total product warranties – end of period	45	57
Less: Non-current product warranties	(29)	(37)
Product warranties – current	$16	$20

16. Other Liabilities
Other liabilities are summarized as follows (in millions):

	March 31, 2020	September 30, 2019
Asbestos-related liabilities (see Note 20)	$78	$82
Liabilities for uncertain tax positions	112	46
Product warranties (see Note 15)	29	32
Other	128	66
Other liabilities	$347	$226

17. Long-Term Debt
     Long-Term debt, net of discounts where applicable, is summarized as follows (in millions):

	March 31, 2020	September 30, 2019
3.25 percent convertible notes due 2037	$319	$319
7.875 percent convertible notes due 2026	23	23
Term loan due 2024	171	175
6.25 percent notes due 2024	445	444
Financing lease obligation	6	7
Borrowings and securitization	408	9
Unamortized discount on convertible notes	(31)	(34)
Subtotal	1,341	943
Less: current maturities	(138)	(41)
Long-term debt	$1,203	$902

Current Classification of 7.875 Percent Convertible Notes
The 7.875 percent senior convertible notes due 2026 (the "7.875 Percent Convertible Notes") were classified as current as of March 31, 2020 as the holders are entitled to convert all or a portion of their 7.875 Percent Convertible Notes at any time beginning April 1, 2020 and prior to the close of business on June 30, 2020 at a rate of 83.3333 shares of common stock per $1,000 principal amount at maturity of the 7.875 Percent Convertible Notes (representing a conversion price of approximately $12.00 per share). The 7.875 Percent Convertible Notes are convertible as the closing price of shares of the company's common stock for at least 20 trading days during the 30 consecutive trading-day period ending on March 31, 2020 was greater than 120 percent of the $12.00

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

conversion price associated with the 7.875 Percent Convertible Notes. The 7.875 Percent Convertible Notes were also classified as current as of September 30, 2019.
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
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon either the company’s current corporate credit rating or its total leverage ratio, as defined in the revolving credit agreement. At March 31, 2020, the margin over LIBOR rate was 200 basis points and the commitment fee was 30 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 100 basis points.
Certain of the company’s subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly held notes outstanding under the company’s indentures (see Note 23).
At March 31, 2020, there were $304 million in borrowings outstanding under the revolving credit facility. At September 30, 2019, there were no borrowings outstanding under the revolving credit facility. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At March 31, 2020 and September 30, 2019, there were no letters of credit outstanding under the revolving credit facility.

Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million per bank. As of March 31, 2020 and September 30, 2019, the company had $17 million and $30 million, respectively, outstanding under this program at more than one bank.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18. Financial Instruments
Fair values of financial instruments are summarized as follows (in millions):

	March 31, 2020		September 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$508	$508	$108	$108
Short-term debt	138	144	41	60
Long-term debt	1,203	1,179	902	953
Foreign exchange forward contracts (other assets)	1	1	—	—
Foreign exchange forward contracts (other liabilities)	3	3	—	—
Cross-currency swaps (other assets)	—	—	10	10
Cross-currency swaps (other liabilities)	—	—	5	5

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	March 31, 2020			September 30, 2019
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Assets
Foreign exchange forward contracts	2	(1)	1	—	—	—
Cross-currency swaps	—	—	—	10	—	10
Derivative Liabilities
Foreign exchange forward contracts	4	(1)	3	—	—	—
Cross-currency swaps	—	—	—	5	—	5

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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair value of financial instruments by the valuation hierarchy at March 31, 2020 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$508	$—	$—
Short-term debt	—	133	11
Long-term debt	—	709	470
Foreign exchange forward contracts (other assets)	—	1	—
Foreign exchange forward contracts (other liabilities)	—	3	—

Fair value of financial instruments by the valuation hierarchy at September 30, 2019 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$108	$—	$—
Short-term debt	—	49	11
Long-term debt	—	782	171
Cross-currency swaps (other assets)	—	10	—
Cross-currency swaps (other liabilities)	—	5	—

No transfers of assets between any of the Levels occurred during the three and six months ended March 31, 2020 and 2019.
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
Foreign exchange forward contracts — The company uses foreign exchange forward purchase and sale contracts with terms of 18 months or less to hedge its exposure to changes in foreign currency exchange rates. As of March 31, 2020 and September 30, 2019, the notional amount of the company's foreign exchange contracts outstanding under its foreign currency cash flow hedging program was $69 million and $110 million, respectively. The fair value of foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. For derivative instruments that are designated and qualify as cash flow hedges, changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Income (Loss) in the statement of shareholders’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings.
Foreign currency option contracts — The company uses option contracts to mitigate foreign exchange exposure on expected future foreign currency-denominated purchases. As of March 31, 2020 and September 30, 2019, the notional amount of the company's foreign exchange contracts outstanding was $68 million and $139 million, respectively. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the Condensed Consolidated Statement of Operations.
The company uses option contracts to mitigate the risk of volatility in the translation of foreign currency earnings to U.S. dollars. As of March 31, 2020, there were no option contracts outstanding. As of September 30, 2019, the notional amount of the company's option contracts outstanding was $28 million. These option contracts did not qualify for a hedge accounting election. Changes in fair value associated with these contracts are recorded in the Condensed Consolidated Statement of Operations in other income, net.
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
In the third quarter of fiscal year 2019, the company entered into multiple cross-currency swaps with a combined notional amount of $225 million and maturities in October 2022. As of September 30, 2019, the notional amount of the company's cross-currency swap contracts outstanding was $225 million. These swaps hedged a portion of the net investment in a certain European subsidiary against volatility in the euro/U.S. dollar foreign exchange rate. In the second quarter of fiscal year 2020, the company settled these cross-currency swap contracts and received proceeds of $11 million, $1 million of which related to net accrued interest receivable.
The fair value of cross-currency swap contracts is based on a model which incorporates observable inputs, including quoted spot rates, forward exchange rates and discounted future expected cash flows, utilizing market interest rates with similar quality and maturity characteristics.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19. Retirement Benefit Liabilities
Retirement benefit liabilities consisted of the following (in millions):

	March 31, 2020	September 30, 2019
Retiree medical liability	$63	$67
Pension liability	255	271
Other	14	14
Subtotal	332	352
Less: current portion (included in compensation and benefits, Note 15)	(17)	(16)
Retirement benefits	$315	$336

The components of net periodic pension and retiree medical income included in continuing operations for the three months ended March 31 are as follows (in millions):

	2020		2019
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$10	$1	$14	$—
Assumed return on plan assets	(24)	—	(25)	—
Amortization of prior service benefit	—	(9)	—	(8)
Recognized actuarial loss	8	3	5	4
Total income	$(6)	$(5)	$(6)	$(4)

The components of net periodic pension and retiree medical income included in continuing operations for the six months ended March 31 are as follows (in millions):

	2020		2019
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$21	$1	$27	$1
Assumed return on plan assets	(48)	—	(49)	—
Amortization of prior service benefit	—	(18)	—	(17)
Recognized actuarial loss	16	7	11	8
Total income	$(11)	$(10)	$(11)	$(8)

For the three months ended March 31, 2020 and 2019, the non-service cost components of the net periodic pension and Other Post-Employment Benefits ("OPEB") income were $11 million and $10 million, respectively, and are presented in Other income, net. For the six months ended March 31, 2020 and 2019, the non-service cost components of the net periodic pension and OPEB income were $21 million and $19 million, respectively, and are presented in Other income, net.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     The company has been designated as a potentially responsible party at ten Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Superfund is a United States federal government program designed to fund the cleanup of sites contaminated with hazardous substances and pollutants. Management estimates the total reasonably possible costs the company could incur for the remediation of the ten Superfund sites at March 31, 2020 to be approximately $23 million, of which $9 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.
     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at March 31, 2020 to be approximately $13 million, of which $4 million is probable and recorded as a liability.
     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 1.50 to 2.25 percent and is approximately $13 million at March 31, 2020. The undiscounted estimate of these costs is approximately $15 million.
     The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning Balance at September 30, 2019	$11	$4	$15
Payments and other	(3)	(1)	(4)
Accruals	1	1	2
Ending Balance at March 31, 2020	$9	$4	$13

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
     Rockwell International Corporation ("Rockwell") — ArvinMeritor, Inc. ("AM"), a predecessor of Meritor, along with many other companies, has been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. There were approximately 1,400 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at March 31, 2020 and September 30, 2019.
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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2019, the estimated probable range of equally likely possibilities of the company’s obligation for asbestos-related claims over the next 40 years is $91 million to $181 million. Based on the information contained in the actuarial study, and all other available information considered, management concluded that no amount within the range of potential liability was more likely than any other and, therefore, recorded a liability at the low end of the range. The company recognized a liability for pending and future claims over the next 40 years of $87 million as of March 31, 2020 and $91 million as of September 30, 2019.

Recoveries: AM has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. The insurance receivables for Rockwell asbestos-related liabilities totaled $60 million and $61 million as of March 31, 2020 and September 30, 2019, respectively.

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
21. Shareholders' Equity
There were no dividends declared or paid in the first or second quarter of fiscal years 2020 and 2019. The payment of cash dividends and the amount of any dividend are subject to review and change at the discretion of the company's Board of Directors.
Common Stock and Debt Repurchase Authorizations
On November 7, 2019, the Board of Directors authorized the repurchase of up to $325 million of the company's common stock, which was an increase from the prior $250 million authorization approved on July 26, 2019. Repurchases can be made from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. During fiscal year 2019, the company repurchased 1.3 million shares of common stock for $25 million (including commission costs) pursuant to this common stock repurchase authorization. During the first quarter of fiscal year 2020, the company repurchased 4.9 million shares of common stock for $100 million (including commission costs) pursuant to this authorization. During the second quarter of fiscal year 2020, the company repurchased 5.6 million shares of common stock for $141 million (including commission costs) pursuant to this authorization. As of March 31, 2020, the amount remaining available for repurchases under this common stock repurchase authorization was $59 million. On March 25, 2020, the company suspended activity under its share repurchase program as a result of uncertainties in the global economy due to the COVID-19 pandemic.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On November 2, 2018, the Board of Directors authorized the repurchase of up to $200 million of the company's common stock and up to $100 million aggregate principal amount of any of the company's debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company's debt covenants. The remaining authority under the common stock repurchase authorization was superseded by the July 2019 authorization described above. As of March 31, 2020 and September 30, 2019, the amount remaining available for repurchase under this debt repurchase authorization was $76 million.
Accumulated Other Comprehensive Loss ("AOCL")
The components of AOCL and the changes in AOCL by components, net of tax, for the three months ended March 31, 2020 and 2019 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at December 31, 2019	$(86)	$(569)	$—	$(655)
Other comprehensive income before reclassification	(56)	—	(3)	(59)
Amounts reclassified from accumulated other comprehensive loss	—	2	(2)	—
Net current-period other comprehensive income	(56)	2	(5)	(59)
Balance at March 31, 2020	$(142)	$(567)	$(5)	$(714)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(9)	(a)
Actuarial losses	11	(a)
	2	Total before tax
	—	Tax benefit
Total reclassifications for the period	$2	Net of tax

(a)  These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 19 for additional details), which is recorded in other income (expense), net.

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at December 31, 2018	$(94)	$(476)	$1	$(569)
Other comprehensive income before reclassification	7	—	—	7
Amounts reclassified from accumulated other comprehensive loss	—	1	(1)	—
Net current-period other comprehensive income	$7	$1	$(1)	$7
Balance at March 31, 2019	$(87)	$(475)	$—	$(562)

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(8)	(b)
Actuarial losses	9	(b)
	1	Total before tax
	—	Tax benefit
Total reclassifications for the period	$1	Net of tax

(b)  These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 19 for additional details), which is recorded in other income (expense), net.

The components of AOCL and the changes in AOCL by components, net of tax, for the six months ended March 31, 2020 and 2019 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2019	$(107)	$(572)	$(2)	$(681)
Other comprehensive income before reclassification	(35)	—	(3)	(38)
Amounts reclassified from accumulated other comprehensive loss	—	5	—	5
Net current-period other comprehensive income	(35)	5	(3)	(33)
Balance at March 31, 2020	$(142)	$(567)	$(5)	$(714)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(18)	(a)
Actuarial losses	23	(a)
	5	Total before tax
	—	Tax benefit
Total reclassifications for the period	$5	Net of tax

(a)  These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 19 for additional details), which is recorded in other income (expense), net.

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2018	$(90)	$(476)	$—	$(566)
Other comprehensive income before reclassification	3	(1)	—	2
Amounts reclassified from accumulated other comprehensive loss	—	2	—	2
Net current-period other comprehensive income	$3	$1	$—	$4
Balance at March 31, 2019	$(87)	$(475)	$—	$(562)

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(17)	(b)
Actuarial losses	19	(b)
	2	Total before tax
	—	Tax benefit
Total reclassifications for the period	$2	Net of tax

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
      The company has two reportable segments at March 31, 2020, as follows:

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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Segment information is summarized as follows (in millions):

	Commercial Truck	Aftermarket, Industrial and Trailer	Eliminations	Total
Three Months Ended March 31, 2020
External Sales	$557	$314	$—	$871
Intersegment Sales	31	5	(36)	—
Total Sales	$588	$319	$(36)	$871
Three Months Ended March 31, 2019
External Sales	$837	$319	$—	$1,156
Intersegment Sales	39	10	(49)	—
Total Sales	$876	$329	$(49)	$1,156

	Commercial Truck	Aftermarket, Industrial and Trailer	Eliminations	Total
Six Months Ended March 31, 2020
External Sales	$1,147	$625	$—	$1,772
Intersegment Sales	63	11	(74)	—
Total Sales	$1,210	$636	$(74)	$1,772
Six Months Ended March 31, 2019
External Sales	$1,581	$613	$—	$2,194
Intersegment Sales	74	19	(93)	—
Total Sales	$1,655	$632	$(93)	$2,194

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Segment adjusted EBITDA:
Commercial Truck	$55	$88	$111	$165
Aftermarket, Industrial and Trailer	49	52	89	92
Segment adjusted EBITDA	104	140	200	257
Unallocated legacy and corporate expense, net (1)	3	(1)	5	1
Interest expense, net	(16)	(15)	(30)	(29)
Provision for income taxes	(73)	(27)	(86)	(48)
Depreciation and amortization	(26)	(21)	(50)	(43)
Noncontrolling interests	(1)	(2)	(3)	(4)
Loss on sale of receivables	(1)	(2)	(2)	(3)
Restructuring	(10)	1	(15)	1
Transaction costs	(5)	—	(5)	—
Income from WABCO distribution termination	265	—	265	—
Asbestos related liability remeasurement (2)	—	—	—	31
Income from continuing operations attributable to Meritor, Inc.	$240	$73	$279	$163

(1)
Unallocated legacy and corporate income (expense), net represents items that are not directly related to the company's business segments. These items primarily include asbestos-related charges and settlements, pension and retiree medical costs associated with sold businesses, and other legacy costs for environmental and product liability.

(2)	The six months ended March 31, 2019 includes $31 million related to the remeasurement of the Maremont asbestos liability based on the Maremont prepackaged plan of reorganization.

	March 31, 2020	September 30, 2019
Segment Assets:
Commercial Truck	$1,682	$1,659
Aftermarket, Industrial and Trailer	810	815
Total segment assets	2,492	2,474
Corporate (1)	977	567
Less: Accounts receivable sold under off-balance sheet factoring programs (2)	(244)	(226)
Total assets	$3,225	$2,815

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(2)
At March 31, 2020 and September 30, 2019, segment assets include $244 million and $226 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 10). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

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

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended March 31, 2020
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$515	$356	$—	$871
Subsidiaries	—	21	27	(48)	—
Total sales	—	536	383	(48)	871
Cost of sales	(11)	(461)	(333)	48	(757)
GROSS PROFIT	(11)	75	50	—	114
Selling, general and administrative	(9)	(33)	(17)	—	(59)
Income from WABCO distribution termination	265	—	—	—	265
Other operating expense, net	(1)	(6)	(3)	—	(10)
OPERATING INCOME	244	36	30	—	310
Other income (expense), net	44	(9)	(21)	—	14
Equity in earnings of affiliates	—	5	1	—	6
Interest income (expense), net	(31)	9	6	—	(16)
INCOME BEFORE INCOME TAXES	257	41	16	—	314
Provision for income taxes	(58)	(11)	(4)	—	(73)
Equity income from continuing operations of subsidiaries	41	2	—	(43)	—
INCOME FROM CONTINUING OPERATIONS	240	32	12	(43)	241
INCOME FROM DISCONTINUED OPERATIONS, net of tax	1	1	1	(2)	1
NET INCOME	241	33	13	(45)	242
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$241	$33	$12	$(45)	$241

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31, 2020
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$241	$33	$13	$(45)	$242
Other comprehensive loss, net of tax	(59)	(70)	(71)	141	(59)
Total comprehensive income (loss)	182	(37)	(58)	96	183
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to Meritor, Inc.	$182	$(37)	$(59)	$96	$182

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended March 31, 2019
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$677	$479	$—	$1,156
Subsidiaries	—	28	51	(79)	—
Total sales	—	705	530	(79)	1,156
Cost of sales	(16)	(590)	(455)	79	(982)
GROSS PROFIT	(16)	115	75	—	174
Selling, general and administrative	(28)	(30)	(15)	—	(73)
Other operating income, net	—	—	1	—	1
OPERATING INCOME (LOSS)	(44)	85	61	—	102
Other income (expense), net	50	(14)	(27)	—	9
Equity in earnings of affiliates	—	3	3	—	6
Interest income (expense), net	(33)	12	6	—	(15)
INCOME (LOSS) BEFORE INCOME TAXES	(27)	86	43	—	102
Benefit (provision) for income taxes	20	(22)	(25)	—	(27)
Equity income from continuing operations of subsidiaries	80	9	—	(89)	—
INCOME FROM CONTINUING OPERATIONS	73	73	18	(89)	75
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	—	—	—	(1)
NET INCOME	72	73	18	(89)	74
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$72	$73	$16	$(89)	$72

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

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2020
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,050	$722	$—	$1,772
Subsidiaries	—	44	62	(106)	—
Total sales	—	1,094	784	(106)	1,772
Cost of sales	(27)	(930)	(680)	106	(1,531)
GROSS PROFIT	(27)	164	104	—	241
Selling, general and administrative	(33)	(62)	(34)	—	(129)
Income from WABCO distribution termination	265	—	—	—	265
Other operating expense, net	(1)	(6)	(8)	—	(15)
OPERATING INCOME	204	96	62	—	362
Other income (expense), net	44	(2)	(18)	—	24
Equity in earnings of affiliates	—	9	3	—	12
Interest income (expense), net	(62)	20	12	—	(30)
INCOME BEFORE INCOME TAXES	186	123	59	—	368
Provision for income taxes	(46)	(26)	(14)	—	(86)
Equity income from continuing operations of subsidiaries	139	30	—	(169)	—
INCOME FROM CONTINUING OPERATIONS	279	127	45	(169)	282
INCOME FROM DISCONTINUED OPERATIONS, net of tax	1	1	1	(2)	1
NET INCOME	280	128	46	(171)	283
Less: Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$280	$128	$43	$(171)	$280

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Six Months Ended March 31, 2020
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$280	$128	$46	$(171)	$283
Other comprehensive loss, net of tax	(33)	(40)	(39)	79	(33)
Total comprehensive income	247	88	7	(92)	250
Less: Comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive income attributable to Meritor, Inc.	$247	$88	$4	$(92)	$247

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2019
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,266	$928	$—	$2,194
Subsidiaries	—	60	108	(168)	—
Total sales	—	1,326	1,036	(168)	2,194
Cost of sales	(31)	(1,124)	(892)	168	(1,879)
GROSS PROFIT	(31)	202	144	—	315
Selling, general and administrative	(53)	(57)	3	—	(107)
Other operating income, net	—	—	1	—	1
OPERATING INCOME (LOSS)	(84)	145	148	—	209
Other income (expense), net	50	(9)	(21)	—	20
Equity in earnings of affiliates	—	10	5	—	15
Interest income (expense), net	(65)	24	12	—	(29)
INCOME (LOSS) BEFORE INCOME TAXES	(99)	170	144	—	215
Benefit (provision) for income taxes	31	(34)	(45)	—	(48)
Equity income from continuing operations of subsidiaries	231	49	—	(280)	—
INCOME FROM CONTINUING OPERATIONS	163	185	99	(280)	167
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	—	—	—	(1)
NET INCOME	162	185	99	(280)	166
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$162	$185	$95	$(280)	$162

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

MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	March 31, 2020
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$351	$4	$153	$—	$508
Receivables trade and other, net	—	78	388	—	466
Inventories	—	297	232	—	529
Other current assets	6	10	19	—	35
TOTAL CURRENT ASSETS	357	389	792	—	1,538
NET PROPERTY	21	265	223	—	509
GOODWILL	—	360	140	—	500
OTHER ASSETS	177	239	262	—	678
INVESTMENTS IN SUBSIDIARIES	4,531	888	—	(5,419)	—
TOTAL ASSETS	$5,086	$2,141	$1,417	$(5,419)	$3,225
CURRENT LIABILITIES:
Short-term debt	$33	$—	$105	$—	$138
Accounts and notes payable	50	226	265	—	541
Other current liabilities	68	90	99	—	257
TOTAL CURRENT LIABILITIES	151	316	469	—	936
LONG-TERM DEBT	1,200	—	3	—	1,203
RETIREMENT BENEFITS	291	1	23	—	315
INTERCOMPANY PAYABLE (RECEIVABLE)	2,932	(3,030)	98	—	—
OTHER LIABILITIES	120	124	103	—	347
EQUITY ATTRIBUTABLE TO MERITOR, INC.	392	4,730	689	(5,419)	392
NONCONTROLLING INTERESTS	—	—	32	—	32
TOTAL LIABILITIES AND EQUITY	$5,086	$2,141	$1,417	$(5,419)	$3,225

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

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2020
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$370	$17	$(97)	$—	$290
INVESTING ACTIVITIES
Capital expenditures	(1)	(17)	(15)	—	(33)
Cash paid for acquisition of TransPower, net of cash acquired	(13)	—	—	—	(13)
Other investing activities	9	—	—		9
CASH USED FOR INVESTING ACTIVITIES	(5)	(17)	(15)	—	(37)
FINANCING ACTIVITIES
Securitization	—	—	96	—	96
Borrowings against revolving line of credit	304	—	—	—	304
Term loan payments	(4)	—	—	—	(4)
Repurchase of common stock	(241)	—	—	—	(241)
Intercompany advances	(76)	—	76	—	—
Other financing activities	(1)	—	—	—	(1)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(18)	—	172	—	154
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(7)	—	(7)
CHANGE IN CASH AND CASH EQUIVALENTS	347	—	53	—	400
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4	4	100	—	108
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$351	$4	$153	$—	$508

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2019
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$32	$23	$(4)	$—	$51
INVESTING ACTIVITIES
Capital expenditures	(2)	(23)	(19)	—	(44)
Cash paid for investment in TransPower	(3)	—	—	—	(3)
CASH USED FOR INVESTING ACTIVITIES	(5)	(23)	(19)	—	(47)
FINANCING ACTIVITIES
Securitization	—	—	48	—	48
Redemption of notes	(19)	—	—	—	(19)
Repurchase of common stock	(50)	—	—	—	(50)
Intercompany advances	29	—	(29)	—	—
Other financing activities	—	(1)	—	—	(1)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(40)	(1)	19	—	(22)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1	—	1
CHANGE IN CASH AND CASH EQUIVALENTS	(13)	(1)	(3)	—	(17)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24	6	85	—	115
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11	$5	$82	$—	$98

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As of March 31, 2020 and September 30, 2019, Parent-only obligations included $295 million and $315 million of pension and retiree medical benefits, respectively (see Note 19). All debt is debt of the Parent other than $108 million and $13 million at March 31, 2020 and September 30, 2019, respectively (see Note 17), which is primarily related to U.S. accounts receivable securitization and financing lease obligations. There were $23 million cash dividends paid to the Parent by subsidiaries and investments accounted for by the equity method for the six months ended March 31, 2020. There were $29 million of cash dividends paid to the Parent by subsidiaries and investments accounted for by the equity method for the six months ended March 31, 2019.

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
COVID-19 Pandemic Update
In March 2020 the World Health Organization declared a global health pandemic related to the recent outbreak of a novel coronavirus. The COVID-19 pandemic adversely affected our financial performance in the second quarter of fiscal year 2020 and will continue to have an adverse impact for at least the remainder of fiscal year 2020.  In response to the COVID-19 pandemic, government health officials have recommended and mandated precautions to mitigate the spread of the virus, including shelter-in-place orders, prohibitions on public gatherings and other similar measures. As a result, we and certain of our customers and suppliers have temporarily closed select manufacturing locations beginning late in the second quarter of fiscal year 2020, continuing into the third quarter of fiscal year 2020. Our salaried employees are working remotely until further notice. There is uncertainty around the duration and breadth of the COVID-19 pandemic, as well as the impact it will have on our operations, supply chain and demand for our products. As a result, the ultimate impact on our business, financial condition or operating results cannot be reasonably estimated at this time.

Employee Health and Safety

We have established and began execution of a “Safe Start” plan for the reopening of plants, in addition to test labs, distribution centers and administrative facilities. We will operate under these enhanced safety guidelines for the foreseeable future. To ensure consistent application and compliance with these safety protocols, we have expanded the role of our Vice President and General Auditor to include responsibilities as Chief Safety Compliance Officer.

Operations

We are complying with shelter-in-place and similar government orders in various locations around the world, as applicable. The impact of the COVID-19 pandemic led to suspended production in most of our global commercial truck manufacturing facilities beginning late in the second quarter of fiscal year 2020 and continuing into the third quarter of fiscal year 2020. A majority of our operations in North America and Europe are now running limited production, with expectations that facilities in India and South America will restart in early May. Our operations in China were temporarily suspended in mid-January and resumed production in mid-February and are now fully operational.

  However, as we also serve the transportation, industrial and defense industries, we will continue to help support customers who are actively engaged in the COVID-19 pandemic response. Our Aftermarket business remained fully operational to maintain the supply of critical replacement parts to the vital truck and trailer transportation network. Our Industrial businesses also remained operational throughout March and April at varying levels to support the production of vehicles deemed critical, including defense, bus and coach, terminal tractor, fire and rescue and off-highway applications. We will continue to monitor government and other mandates to understand the potential impact on our operations in other areas.

Cost Reductions

We have implemented a series of cost reduction measures to preserve our financial flexibility, including a reduction to the base salary of each of our executive officers and salaried employees in the United States and Canada of between 40 percent and 60 percent effective April 1 through April 30, 2020 and a reduction between 20 percent and 60 percent effective May 1, 2020. Additionally, we suspended certain employer-paid retirement and pension contributions and modified certain retiree health benefits effective May 1, 2020. We will continue to evaluate further cost reduction measures as the impact of the COVID-19 pandemic becomes clearer. We lowered our incentive compensation accrual to align with the revised performance expectations for the year.

2nd Quarter Fiscal Year 2020 Results
Our sales for the second quarter of fiscal year 2020 were $871 million, a decrease compared to $1,156 million in the same period in the prior fiscal year. The decrease in sales was driven by lower global production volumes, including changes in customer

MERITOR, INC.

demand and the impact of government mandates as a result of COVID-19, partially offset by sales from our AxleTech business, which we acquired in the fourth quarter of fiscal year 2019.
Net income attributable to Meritor for the second quarter of fiscal year 2020 was $241 million compared to $72 million in the same period in the prior fiscal year. Higher net income year over year was driven by $203 million of after tax income associated with the termination of our distribution arrangement with WABCO Holdings, Inc. ("WABCO").
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the second quarter of fiscal year 2020 was $107 million compared to $139 million in the same period in the prior fiscal year. Our adjusted EBITDA margin (see Non-GAAP Financial Measures below) in the second quarter of fiscal year 2020 was 12.3 percent compared to 12.0 percent in the same period in the prior fiscal year. The decrease in adjusted EBITDA year over year was driven primarily by lower revenue, partially offset by lower incentive compensation costs and lower material, labor and burden costs. Incentive compensation was reduced $10 million in the quarter to align with revised performance expectations due to the COVID-19 pandemic. We also recognized a $4 million benefit resulting from a tax law change in India.
Net income from continuing operations attributable to the company for the second quarter of fiscal year 2020 was $240 million compared to $73 million in the same period in the prior fiscal year. Adjusted income from continuing operations attributable to the company (see Non-GAAP Financial Measures below) for the second quarter of fiscal year 2020 was $56 million compared to $88 million in the same period in the prior fiscal year.
Cash provided by operating activities was $309 million in the second quarter of fiscal year 2020 compared to $40 million in the second quarter of fiscal year 2019. The increase in cash provided by operating activities was driven primarily by $265 million of cash received from the termination of the distribution arrangement with WABCO.
Equity Repurchase Authorization
In the second quarter of fiscal year 2020, we repurchased 5.6 million shares of our common stock for $141 million (including commission costs) pursuant to the November 2019 equity repurchase authorization described in the Liquidity section below. The amount remaining available for repurchases under that repurchase authorization was $59 million as of March 31, 2020.
WABCO Distribution Arrangement
On March 13, 2020, we exercised our option to terminate our aftermarket distribution arrangement with WABCO. We received $265 million from WABCO in connection with the termination of the arrangement.
Trends and Uncertainties
     Industry Production Volumes
     The following table reflects estimated on-highway commercial truck production volumes for selected original equipment markets for the three months ended March 31, 2020 and 2019 based on available sources and management’s estimates.

	Three Months Ended March 31,		Percent	Six Months Ended March 31,		Percent
	2020	2019	Change	2020	2019	Change
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	61	89	(31)%	130	173	(25)%
North America, Medium-Duty Trucks	60	70	(14)%	120	135	(11)%
North America, Trailers	55	78	(29)%	135	165	(18)%
Western Europe, Heavy- and Medium-Duty Trucks	88	127	(31)%	197	257	(23)%
South America, Heavy- and Medium-Duty Trucks	22	23	(4)%	52	50	4%
India, Heavy- and Medium-Duty Trucks	66	118	(44)%	114	233	(51)%

North America:
During fiscal year 2020, we expect production volumes to significantly decrease from the levels experienced in fiscal year
2019.

MERITOR, INC.

Western Europe:
During fiscal year 2020, we expect production volumes in Western Europe to significantly decrease from the levels experienced in fiscal year 2019.

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

Industry-Wide Issues and Other Significant Issues
Our business continues to address a number of challenging industry-wide issues, including the following:

•
Uncertainty regarding the duration and severity of the COVID-19 pandemic and its effects on public health, the global economy, financial markets and operations, including additional expense related to enhancing safety measures for our employees;

•	Uncertainty around the global economic outlook;

•	Volatility in price and availability of steel, components, transportation costs and other commodities, including energy;

•	Potential for disruptions in the financial markets and their impact on the availability and cost of credit;

•	Impact of currency exchange rate volatility; and

•	Consolidation and globalization of OEMs and their suppliers.
Other significant factors that could affect our results and liquidity include:

•	Significant contract awards or losses of existing contracts or failure to negotiate acceptable terms in contract renewals;

•	Ability to successfully execute and implement strategic initiatives, including the ability to launch a significant number of new products, potential product quality issues, and obtain new business;

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Income from continuing operations attributable to the company	$240	$73	$279	$163
Restructuring	10	(1)	15	(1)
Non-cash tax expense (1)	8	16	17	27
U.S. tax reform impacts (2)	—	—	—	(7)
Asbestos related liability remeasurement (3)	—	—	—	(31)
Income from WABCO distribution termination	(265)	—	(265)	—
Income tax expense (4)	58	—	57	6
Transaction costs (5)	5	—	5	—
Adjusted income from continuing operations attributable to the company	$56	$88	$108	$157

Diluted earnings per share from continuing operations	$3.19	$0.85	$3.58	$1.88
Impact of adjustments on diluted earnings per share	(2.45)	0.18	(2.20)	(0.07)
Adjusted diluted earnings per share from continuing operations	$0.74	$1.03	$1.38	$1.81
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
(4) The three months ended March 31, 2020 includes $62 million of income tax expense related to the WABCO distribution arrangement termination, $3 million of income tax benefits related to restructuring and $1 million of income tax benefits related to AxleTech transaction costs. The six months ended March 31, 2020 includes $62 million of income tax expense related to the WABCO distribution arrangement termination, $4 million of income tax benefits related to restructuring and $1 million of income tax benefits related to AxleTech transaction costs. The six months ended March 31, 2019 includes $6 million of income tax expense related to the remeasurement of the Maremont net asbestos liability based on the Maremont prepackaged plan of reorganization.
(5) Represents transaction fees and inventory step-up amortization related to the acquisitions of AxleTech and TransPower.

Free cash flow is reconciled to cash provided by operating activities below (in millions).

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Cash provided by operating activities	$309	$40	$290	$51
Capital expenditures	(17)	(21)	(33)	(44)
Free cash flow	$292	$19	$257	$7

Free cash flow conversion(1)	521%	22%	238%	4%
(1) Represents free cash flow divided by adjusted income from continuing operations.

MERITOR, INC.

Adjusted EBITDA and segment adjusted EBITDA are reconciled to net income attributable to Meritor, Inc. below (dollars in millions).

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income attributable to Meritor, Inc.	$241	$72	$280	$162
Loss (income) from discontinued operations, net of tax, attributable to Meritor, Inc.	(1)	1	(1)	1
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$240	$73	$279	$163

Interest expense, net	16	15	30	29
Provision for income taxes	73	27	86	48
Depreciation and amortization	26	21	50	43
Noncontrolling interests	1	2	3	4
Loss on sale of receivables	1	2	2	3
Asbestos related liability remeasurement	—	—	—	(31)
Restructuring	10	(1)	15	(1)
Transaction costs	5	—	5	—
Income from WABCO distribution termination	(265)	—	(265)	—
Adjusted EBITDA	$107	$139	$205	$258

Adjusted EBITDA margin (1)	12.3%	12.0%	11.6%	11.8%

Unallocated legacy and corporate expense (income), net (2)	(3)	1	(5)	(1)
Segment adjusted EBITDA	$104	$140	$200	$257

Commercial Truck
Segment adjusted EBITDA	$55	$88	$111	$165
Segment adjusted EBITDA margin (3)	9.4%	10.0%	9.2%	10.0%

Aftermarket, Industrial and Trailer
Segment adjusted EBITDA	$49	$52	$89	$92
Segment adjusted EBITDA margin (3)	15.4%	15.8%	14.0%	14.6%
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

MERITOR, INC.

Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

   Sales
The following table reflects total company and business segment sales for the three months ended March 31, 2020 and 2019 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Three Months Ended March 31,				Dollar Change Due To
	2020	2019	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck
North America	$305	$463	$(158)	(34)%	$—	$(158)
Europe	140	181	(41)	(23)%	(5)	(36)
South America	50	63	(13)	(21)%	(9)	(4)
China	26	44	(18)	(41)%	(1)	(17)
India	22	62	(40)	(65)%	—	(40)
Other	14	24	(10)	(42)%	—	(10)
Total External Sales	$557	$837	$(280)	(33)%	$(15)	$(265)
Intersegment Sales	31	39	(8)	(21)%	(2)	(6)
Total Sales	$588	$876	$(288)	(33)%	$(17)	$(271)

Aftermarket, Industrial and Trailer
North America	$272	$293	$(21)	(7)%	$—	$(21)
Europe	42	26	16	62%	(2)	18
Total External Sales	$314	$319	$(5)	(2)%	$(2)	$(3)
Intersegment Sales	5	10	(5)	(50)%	(1)	(4)
Total Sales	$319	$329	$(10)	(3)%	$(3)	$(7)

Total External Sales	$871	$1,156	$(285)	(25)%	$(17)	$(268)
Commercial Truck sales were $588 million in the second quarter of fiscal year 2020, down 33 percent compared to the second quarter of fiscal year 2019. The decrease in sales was driven primarily by decreased market volumes for most regions across the segment, including changes in customer demand and the impact of government mandates as a result of the COVID-19 pandemic.
Aftermarket, Industrial and Trailer sales were $319 million in the second quarter of fiscal year 2020, down 3 percent compared to the second quarter of fiscal year 2019. Lower sales were primarily driven by decreased volumes across the segment, including changes in customer demand and the impact of government mandates as a result of the COVID-19 pandemic, partially offset by revenue generated from our AxleTech business.

MERITOR, INC.

	Three Months Ended March 31,
	2020	2019	Dollar Change	% Change
Sales	$871	$1,156	$(285)	(25)%
Cost of sales	(757)	(982)	225	23%
GROSS PROFIT	114	174	(60)	(34)%
Selling, general and administrative	(59)	(73)	14	19%
Income from WABCO distribution termination	265	—	265	N/A
Other operating income (expense), net	(10)	1	(11)	(1,100)%
Other income, net	14	9	5	56%
Equity in earnings of affiliates	6	6	—	—%
Interest expense, net	(16)	(15)	(1)	(7)%
INCOME BEFORE INCOME TAXES	314	102	212	208%
Provision for income taxes	(73)	(27)	(46)	(170)%
INCOME FROM CONTINUING OPERATIONS	241	75	166	221%
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	1	(1)	2	(200)%
NET INCOME	242	74	168	227%
Less: Net income attributable to noncontrolling interests	(1)	(2)	1	(50)%
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$241	$72	$169	235%
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended March 31, 2020 was $757 million compared to $982 million in the same period in the prior fiscal year, representing a decrease of 23 percent, primarily driven by decreased market volumes. Total cost of sales was 86.9 and 84.9 percent of sales for the three-month periods ended March 31, 2020 and 2019, respectively.
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel, and purchased components. Material costs for the three months ended March 31, 2020 decreased $204 million compared to the same period in the prior fiscal year primarily due to lower volumes, year-over-year steel prices and layered capacity costs.
Labor and overhead costs decreased by $23 million compared to the same period in the prior fiscal year primarily due to lower volumes.
Gross profit was $114 million and $174 million for the three-month periods ended March 31, 2020 and 2019, respectively. Gross profit as a percentage of sales was 13.1 and 15.1 percent for the three-month periods ended March 31, 2020 and 2019, respectively. Gross profit as a percentage of sales decreased as lower sales more than offset lower material, primarily steel, labor and burden and freight costs.
Other Income Statement Items
     Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2020 and 2019 were $59 million and $73 million, respectively. This decrease was primarily driven by lower incentive compensation of $15 million, partially offset by additional costs generated from our AxleTech business, which was acquired in the fourth quarter of fiscal year 2019.
Provision for income taxes was $73 million for the three months ended March 31, 2020 compared to $27 million in the same period in the prior fiscal year. The increase in tax expense is primarily related to the tax effect of the proceeds received from the termination of the WABCO distribution arrangement, partially offset by a decrease in earnings in certain jurisdictions that do not have a tax valuation allowance.
Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins
     The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for the three months ended March 31, 2020 and 2019 (dollars in millions).

MERITOR, INC.

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019	Change	2020	2019	Change
Commercial Truck	$55	$88	$(33)	9.4%	10.0%	(0.6	) pts
Aftermarket, Industrial and Trailer	49	52	(3)	15.4%	15.8%	(0.4	) pts
Segment adjusted EBITDA	$104	$140	$(36)	11.9%	12.1%	(0.2	) pts
     Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck	Aftermarket, Industrial and Trailer	TOTAL
Segment adjusted EBITDA– Quarter ended March 31, 2019	$88	$52	$140
Impact of foreign currency exchange rates	(4)	(1)	(5)
Volume, mix, pricing and other	(29)	(2)	(31)
Segment adjusted EBITDA – Quarter ended March 31, 2020	$55	$49	$104

Commercial Truck segment adjusted EBITDA was $55 million in the second quarter of fiscal year 2020, down $33 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin decreased from 10.0 percent in the second quarter of fiscal year 2019 to 9.4 percent in the second quarter of fiscal year 2020. The decrease in segment adjusted EBITDA and segment adjusted EBITDA margin were driven primarily by lower volumes, partially offset by lower incentive compensation costs and lower material, labor and burden costs.
     Aftermarket, Industrial and Trailer segment adjusted EBITDA was $49 million in the second quarter of fiscal year 2020, down $3 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin decreased from 15.8 percent in the second quarter of fiscal year 2019 to 15.4 percent in the second quarter of fiscal year 2020. The decrease in segment adjusted EBITDA and segment adjusted EBITDA margin was driven primarily by lower volumes, partially offset by lower incentive compensation costs.

MERITOR, INC.

Results of Operations
Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019

   Sales
The following table reflects total company and business segment sales for the six months ended March 31, 2020 and 2019 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Six Months Ended March 31,				Dollar Change Due To
	2020	2019	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck
North America	$631	$860	$(229)	(27)%	$—	$(229)
Europe	281	356	(75)	(21)%	(8)	(67)
South America	103	113	(10)	(9)%	(13)	3
China	60	85	(25)	(29)%	(2)	(23)
India	44	119	(75)	(63)%	—	(75)
Other	28	48	(20)	(42)%	(1)	(19)
Total External Sales	$1,147	$1,581	$(434)	(27)%	$(24)	$(410)
Intersegment Sales	63	74	(11)	(15)%	(3)	(8)
Total Sales	$1,210	$1,655	$(445)	(27)%	$(27)	$(418)

Aftermarket, Industrial and Trailer
North America	$538	$561	$(23)	(4)%	$—	$(23)
Europe	85	52	33	63%	(3)	36
Other	2	—	2	N/A	—	2
Total External Sales	$625	$613	$12	2%	$(3)	$15
Intersegment Sales	11	19	(8)	(42)%	(2)	(6)
Total Sales	$636	$632	$4	1%	$(5)	$9

Total External Sales	$1,772	$2,194	$(422)	(19)%	$(27)	$(395)
Commercial Truck sales were $1,210 million in the first six months of fiscal year 2020, down 27 percent compared to the first six months of fiscal year 2019. The decrease in sales was driven primarily by decreased market volumes for most regions across the segment, including changes in customer demand and the impact of government mandates as a result of the COVID-19 pandemic.
Aftermarket, Industrial and Trailer sales were $636 million in the first six months of fiscal year 2020, up 1 percent compared to the first six months of fiscal year 2019. Higher sales were primarily driven by revenue generated from our AxleTech business we acquired in the fourth quarter of fiscal year 2019, partially offset by decreased volumes across the segment, including changes in customer demand and the impact of government mandates as a result of the COVID-19 pandemic.

MERITOR, INC.

	Six Months Ended March 31,
	2020	2019	Dollar Change	% Change
Sales	$1,772	$2,194	$(422)	(19)%
Cost of sales	(1,531)	(1,879)	348	19%
GROSS PROFIT	241	315	(74)	(23)%
Selling, general and administrative	(129)	(107)	(22)	(21)%
Income from WABCO distribution termination	265	—	265	N/A
Other operating income (expense), net	(15)	1	(16)	(1,600)%
Other income, net	24	20	4	20%
Equity in earnings of affiliates	12	15	(3)	(20)%
Interest expense, net	(30)	(29)	(1)	(3)%
INCOME BEFORE INCOME TAXES	368	215	153	71%
Provision for income taxes	(86)	(48)	(38)	(79)%
INCOME FROM CONTINUING OPERATIONS	282	167	115	69%
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	1	(1)	2	200%
NET INCOME	283	166	117	70%
Less: Net income attributable to noncontrolling interests	(3)	(4)	1	(25)%
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$280	$162	$118	73%
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the six months ended March 31, 2020 was $1,531 million compared to $1,879 million in the same period in the prior fiscal year, representing a decrease of 19 percent, primarily driven by decreased market volumes. Total cost of sales was 86.4 and 85.6 percent of sales for the six-month periods ended March 31, 2020 and 2019, respectively.
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel, and purchased components. Material costs for the six months ended March 31, 2020 decreased $310 million compared to the same period in the prior fiscal year primarily due to lower volumes, year-over-year steel prices and layered capacity costs.
Labor and overhead costs decreased by $43 million compared to the same period in the prior fiscal year primarily due to lower volumes.
Gross profit was $241 million and $315 million for the six-month periods ended March 31, 2020 and 2019, respectively. Gross profit as a percentage of sales was 13.6 and 14.4 percent for the six-month periods ended March 31, 2020 and 2019, respectively. Gross profit as a percentage of sales decreased as lower sales more than offset lower material, primarily steel, labor and burden and freight costs.
Other Income Statement Items
     Selling, general and administrative expenses for the six months ended March 31, 2020 and 2019 were $129 million and $107 million, respectively.
We recognized $31 million related to remeasuring the Maremont asbestos liability based on the terms of the plan of reorganization in the first quarter of fiscal year 2019 (see Note 20 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). Excluding Maremont, SG&A decreased primarily due to lower incentive compensation costs in the second quarter of fiscal year 2020, partially offset by additional costs generated from our AxleTech business, which was acquired in the fourth quarter of fiscal year 2019, as well as higher electrification costs.
  Provision for income taxes was $86 million in the first six months of fiscal year 2020 compared to $48 million in the same period in the prior fiscal year. The increase in tax expense is primarily related to the tax effect of the proceeds received from the termination of the WABCO distribution arrangement, partially offset by a decrease in earnings in certain jurisdictions that do not have a tax valuation allowance.

MERITOR, INC.

Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins
     The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for the six months ended March 31, 2020 and 2019 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Six Months Ended March 31,			Six Months Ended March 31,
	2020	2019	Change	2020	2019	Change
Commercial Truck	$111	$165	$(54)	9.2%	10.0%	(0.8	) pts
Aftermarket, Industrial and Trailer	89	92	(3)	14.0%	14.6%	(0.6	) pts
Segment adjusted EBITDA	$200	$257	$(57)	11.3%	11.7%	(0.4	) pts
     Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck	Aftermarket, Industrial and Trailer	TOTAL
Segment adjusted EBITDA– Six months ended March 31, 2019	$165	$92	$257
Lower earnings from unconsolidated affiliates	(3)	—	(3)
Impact of foreign currency exchange rates	(7)	(2)	(9)
Volume, mix, pricing and other	(44)	(1)	(45)
Segment adjusted EBITDA – Six months ended March 31, 2020	$111	$89	$200
Commercial Truck segment adjusted EBITDA was $111 million in the first six months of fiscal year 2020, down $54 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin decreased from 10.0 percent in the first six months of fiscal year 2019 to 9.2 percent in the first six months of fiscal year 2020. The decrease in segment adjusted EBITDA and segment adjusted EBITDA margin were driven primarily by lower volumes, partially offset by lower freight, labor and burden and material costs and lower incentive compensation costs.
     Aftermarket, Industrial and Trailer segment adjusted EBITDA was $89 million in the first six months of fiscal year 2020, down $3 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin decreased from 14.6 percent in the first six months of fiscal year 2019 to 14.0 percent in the first six months of fiscal year 2020. The decrease in segment adjusted EBITDA and segment adjusted EBITDA margin was driven primarily by lower volumes, partially offset by the impact from our AxleTech business, as the benefit from executed synergies continue to ramp up to full run rate, as well as lower incentive compensation costs.

MERITOR, INC.

Financial Condition
Cash Flows (in millions)

	Six Months Ended March 31,
	2020	2019
OPERATING CASH FLOWS
Income from continuing operations	$282	$167
Depreciation and amortization	50	43
Deferred income tax expense (benefit)	(4)	16
Restructuring costs	15	(1)
Equity in earnings of affiliates	(12)	(15)
Pension and retiree medical income	(21)	(19)
Asbestos related liability remeasurement	—	(31)
Dividends received from equity method investments	—	1
Pension and retiree medical contributions	(7)	(8)
Restructuring payments	(15)	(1)
Changes in receivables, inventories and accounts payable	(8)	(91)
Changes in off-balance sheet accounts receivable factoring	20	22
Changes in other current assets and liabilities	(49)	(33)
Changes in other assets and liabilities	38	(6)
Other, net	1	8
Cash flows provided by continuing operations	290	52
Cash flows used for discontinued operations	—	(1)
CASH PROVIDED BY OPERATING ACTIVITIES	$290	$51
     Cash provided by operating activities in the first six months of fiscal year 2020 was $290 million compared to $51 million in the same period of fiscal year 2019. The increase in cash provided by operating activities was driven primarily by $265 million of cash received from the WABCO distribution arrangement termination in the second quarter of fiscal year 2020.

	Six Months Ended March 31,
	2020	2019
INVESTING CASH FLOWS
Capital expenditures	$(33)	$(44)
Cash paid for acquisition of TransPower, net of cash acquired	(13)	(3)
Other investing activities	9	—
CASH USED FOR INVESTING ACTIVITIES	$(37)	$(47)
     Cash used for investing activities was $37 million in the first six months of fiscal year 2020 compared to $47 million in the same period in fiscal year 2019.

MERITOR, INC.

	Six Months Ended March 31,
	2020	2019
FINANCING CASH FLOWS
Securitization	$96	$48
Borrowings against revolving line of credit	304	—
Redemption of notes	—	(19)
Term loan payments	(4)	—
Other financing activities	(1)	(1)
Net change in debt	395	28
Repurchase of common stock	(241)	(50)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$154	$(22)
     Cash provided by financing activities was $154 million in the first six months of fiscal year 2020 compared to cash used for financing activities of $22 million in the same period of fiscal year 2019. The increase in cash provided by financing activities is primarily related to additional borrowings against our revolving line of credit and securitization in anticipation of the potential cash flow impact of the COVID-19 pandemic, offset by additional share repurchases in the first six months of fiscal year 2020.
Liquidity
Our outstanding debt, net of discounts and unamortized debt issuance costs, where applicable, is summarized in the table below (in millions).

	March 31, 2020	September 30, 2019
Fixed-rate debt securities	$445	$444
Fixed-rate convertible notes	342	342
Unamortized discount on convertible notes	(31)	(34)
Term loan	171	175
Other borrowings	414	16
Total debt	$1,341	$943
Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs and restructuring and product development programs. We expect fiscal year 2020 capital expenditures for our business segments to be approximately $85 million.
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
     We believe our current financing arrangements provide us with the financial flexibility required to maintain our operations under the uncertain times of the COVID-19 pandemic and fund future growth, including actions required to improve our market share and further diversify our global operations, through the term of our revolving credit facility, which matures in June 2024.

MERITOR, INC.

Sources of liquidity as of March 31, 2020, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 3/31/20	Readily Available as of 3/31/20	Current Expiration
On-balance sheet arrangements:
Revolving credit facility (1)	$625	$304	$321	June 2024 (1)
Committed U.S. accounts receivable securitization (2)	115	108	—	December 2022
Total on-balance sheet arrangements	$740	$412	$321
Off-balance sheet arrangements: (2)
Committed Swedish factoring facility (3)(4)	$171	$147	$—	March 2024
Committed U.S. factoring facility (3)	75	48	—	February 2023
Uncommitted U.K. factoring facility	28	5	—	February 2022
Uncommitted Italy factoring facility	33	25	—	June 2022
Other uncommitted factoring facilities (5)	N/A	19	N/A	N/A
Total off-balance sheet arrangements	307	244	—
Total available sources	$1,047	$656	$321

(1)
The availability under the revolving credit facility is subject to a priority debt-to-EBITDA ratio covenant. The facility will expire in November 2023 if the outstanding amount of the 6.25 percent notes due 2024 is greater than $75 million at that time.

(2)	Availability subject to adequate eligible accounts receivable available for sale.

(3)	Actual amounts may exceed the bank's commitment at the bank's discretion.

(4)	The facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through June 22, 2020.

(5)	There is no explicit facility size under the agreement, but the counterparty approves the purchase of receivable tranches at its discretion.
Cash and Liquidity Needs – At March 31, 2020, we had $508 million in cash and cash equivalents, of which $24 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. We plan to repatriate substantially all of this cash. An immaterial deferred tax liability for the related withholding taxes has been recorded on the cash that we expect to repatriate. In addition, we plan to utilize ongoing cash flow from domestic operations and external borrowings, to meet our liquidity needs in the U.S.
Our availability under the revolving credit facility is subject to a priority debt-to-EBITDA ratio covenant, as defined in the credit agreement, which may limit our borrowings under such agreement as of each quarter end. As long as we are in compliance with this covenant as of the quarter end, we have full availability under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At March 31, 2020, we were in compliance with the priority debt to EBITDA ratio covenant with a ratio of approximately 0.90x, which includes the income recognized related to the termination of the WABCO distribution arrangement.
Equity Repurchase Authorization – On November 7, 2019, the Board of Directors authorized the repurchase of up to $325 million of the company's common stock, which was an increase from the prior $250 million authorization approved on July 26, 2019. Repurchases can be made from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. During fiscal year 2019, the company repurchased 1.3 million shares of common stock for $25 million (including commission costs) pursuant to this common stock repurchase authorization. During the first quarter of fiscal year 2020, the company repurchased 4.9 million shares of common stock for $100 million (including commission costs) pursuant to this authorization. During the second quarter of fiscal year 2020, the company repurchased 5.6 million shares of common stock for $141 million (including commission costs) pursuant to this authorization. As of March 31, 2020, the amount remaining available for repurchases under this common stock repurchase authorization was $59 million. On March 25, 2020, we suspended activity under our share repurchase program as a result of uncertainties in the global economy due to the COVID-19 pandemic.
On November 2, 2018, our Board of Directors authorized the repurchase of up to $200 million of our common stock from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and

MERITOR, INC.

regulatory requirements and our debt covenants. In the first quarter of fiscal year 2019, we repurchased 3.0 million shares of common stock for $50 million (including commission costs) pursuant to this repurchase authorization. In the third quarter of fiscal year 2019, we repurchased 1.0 million shares of common stock for $21 million (including commission costs) pursuant to this authorization.

Debt Repurchase Authorization – On November 2, 2018, our Board of Directors authorized the repurchase of up to $100 million aggregate principal amount of any of our debt securities (including convertible debt securities) from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and our debt covenants. The amount remaining available for repurchases under this repurchase authorization was $76 million as of March 31, 2020 and September 30, 2019.
Revolving Credit Facility – The revolving credit facility is discussed in Note 17 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
Other – Refer to Note 17 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
Credit Ratings – At April 28, 2020, our Standard & Poor’s corporate credit rating and senior unsecured credit rating were BB and BB-, respectively, and our Moody’s Investors Service corporate credit rating and senior unsecured credit rating were Ba3 and B1, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
Off-Balance Sheet Arrangements
     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with a total amount utilized at March 31, 2020 of $244 million, of which $195 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $49 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.
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
     Letter of Credit Facilities – On February 21, 2014, we entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, which expired in March 2019, we had the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $25 million. This facility contained covenants and events of default generally similar to those existing in our public debt indentures. On March 20, 2019, we allowed this facility to expire. The letters of credit previously provided under this facility were replaced with letters of credit issued under our U.S. accounts receivable securitization facility with PNC Bank. There were $8 million of letters of credit outstanding through other letter of credit facilities as of both March 31, 2020 and September 30, 2019.
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
In the third quarter of fiscal year 2019, we entered into multiple cross-currency swap contracts with a combined notional amount of $225 million and maturities in October 2022. These swaps hedged a portion of the net investment in a certain European subsidiary against volatility in the euro/U.S. dollar foreign exchange rate. In the second quarter of fiscal year 2020, we settled these cross-currency swap contracts and received proceeds of $11 million, $1 million of which related to net accrued interest receivable.
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

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase (Decrease) in
Foreign Currency Sensitivity:
Forward contracts in USD (1)	$(0.5)	$0.5	Fair Value
Forward contracts in Euro (1)	(2.0)	2.0	Fair Value
Foreign currency denominated debt (2)	0.4	(0.4)	Fair Value
Foreign currency option contracts in USD	—	—	Fair Value
Foreign currency option contracts in Euro	—	0.5	Fair Value

	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase (Decrease) in
Interest Rate Sensitivity:
Debt – fixed rate (3)	$(25.2)	$26.8	Fair Value
Debt – variable rate	(2.9)	2.9	Cash flow

(1)Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)At March 31, 2020, the fair value of outstanding foreign currency denominated debt was $4 million. A 10% decrease in quoted currency exchange rates would result in a decrease of $0.4 million in foreign currency denominated debt. At March 31, 2020, a 10% increase in quoted currency exchange rates would result in an increase of $0.4 million in foreign currency denominated debt.

MERITOR, INC.

(3) At March 31, 2020, the fair value of outstanding debt was $1,323 million. A 50 basis points decrease in quoted interest rates would result in an increase of $26.8 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in a decrease of $25.2 million in the fair value of fixed rate debt.

MERITOR, INC.

Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, other than the addition of the following risk factor regarding the recent coronavirus outbreak:

The recent coronavirus outbreak is having, and is expected to have, an adverse effect on our business.

In March 2020 the World Health Organization declared a global health pandemic related to the recent outbreak of a novel coronavirus. The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect for at least the remainder of fiscal year 2020, public health, the global economy and financial markets, as well as our industry, operations, workforce, supply chains and distribution systems.  We have experienced, and expect to continue to experience, unpredictable reductions in demand for certain of our products, as well as restrictions on our ability to operate. In response to the COVID-19 pandemic, government health officials have recommended and mandated precautions to mitigate the spread of the virus, including shelter-in-place orders, prohibitions on public gatherings and other similar measures. As a result, we and certain of our customers and suppliers have temporarily closed select manufacturing locations over the past several months. It is currently unclear how long these closures will be required, or if further closures may be necessary in the future. Our results will be adversely impacted by any such closures and other actions taken to contain the spread or mitigate the impact of the COVID-19 pandemic.  There is uncertainty around the duration and breadth of the COVID-19 pandemic, and as a result the ultimate impact on our business, financial condition or operating results cannot be reasonably estimated at this time. The situation is rapidly evolving and additional impacts, including expenses related to subsequent commercial or employment related litigation, may arise that we are not aware of currently.

Additionally, the impacts described above and other impacts of the COVID-19 pandemic and responses to it may substantially increase the risk to us from the other risks described in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1- 31, 2020	3,885,821	$25.73	3,885,821	$99,899,695
February 1- 29, 2020	1,682,704	$24.19	1,682,704	$59,199,494
March 1- 31, 2020	—	$—	—	$59,199,494
Total	5,568,525		5,568,525	59,199,494

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

MERITOR, INC.

     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. There were no shares withheld in the second quarter of fiscal 2020 to satisfy tax obligations for exercise of options. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the second quarter of fiscal 2020 to satisfy tax obligations upon the vesting of restricted shares. The company does not believe such purchases or transactions described above are issuer repurchases for the purposes of this Item 2 of Part II of this Quarterly Report on Form 10-Q.

MERITOR, INC.

Item 5. Other Information
Cautionary Statement
This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain outlooks, projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "estimate," "should," "are likely to be," "will" and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the duration and severity of the COVID-19 pandemic and its effects on public health, the global economy, financial markets and operations; reliance on major OEM customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to manage demand expectations in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on European markets or our European operations, or financing arrangements related thereto following the United Kingdom's decision to exit the European Union or, in the event one or more other countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, restrictive government actions regarding trade, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); risks related to our joint ventures; rising costs of pension benefits; the ability to achieve the expected benefits of strategic initiatives and restructuring actions; our ability to successfully integrate the products and technologies of Fabco Holdings, Inc., AA Gear Mfg., Inc., AxleTech and Transportation Power, Inc. and future results of such acquisitions, including their generation of revenue and their being accretive; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle production in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development and launch of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any proceedings or related liabilities with respect to environmental, asbestos-related, or other matters; possible changes in accounting rules; and other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

MERITOR, INC.

Item 6. Exhibits

3-a
Amended and Restated Articles of Incorporation of Meritor effective January 23, 2020, filed as Exhibit 3-a to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2019, is incorporated herein by reference.

3-b
Amended and Restated By-laws of Meritor effective January 23, 2020, filed as Exhibit 3-b to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2019, is incorporated herein by reference.

10-a**
Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of March 12, 2020, among Meritor, the subsidiaries named therein, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10-b**
Extension dated March 19, 2020 of Receivables Purchase Agreement dated as of March 22, 2017, by and among Meritor HVS AB, as seller, and Viking Asset Purchaser No 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee.

31-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act
31-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
32-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350
32-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350
101.INS	Inline XBRL INSTANCE DOCUMENT - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

** Filed herewith.

MERITOR, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERITOR, INC.

Date:	April 30, 2020	By:	/s/	Scott M. Confer
Scott M. Confer
Interim Chief Legal Officer and Corporate Secretary
(For the registrant)

Date:	April 30, 2020	By:	/s/	Carl D. Anderson II
Carl D. Anderson II
Senior Vice President, Chief Financial Officer

Date:	April 30, 2020	By:	/s/	Paul D. Bialy
Paul D. Bialy
Vice President, Chief Accounting Officer