Form 10-Q
period 2020-06-28
MERITOR, INC.
filed 2020-07-29
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 28, 2020

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

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
72,289,344 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on July 27, 2020.

MERITOR, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)
Sales	$514	$1,166	$2,286	$3,360
Cost of sales	(486)	(987)	(2,017)	(2,866)
GROSS PROFIT	28	179	269	494
Selling, general and administrative	(52)	(73)	(181)	(180)
Income from WABCO distribution termination	—	—	265	—
Other operating expense, net	(17)	(2)	(32)	(1)
OPERATING INCOME (LOSS)	(41)	104	321	313
Other income, net	12	10	36	30
Equity in earnings of affiliates	(1)	9	11	24
Interest expense, net	(17)	(14)	(47)	(43)
INCOME (LOSS) BEFORE INCOME TAXES	(47)	109	321	324
Benefit (provision) for income taxes	13	(21)	(73)	(69)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(34)	88	248	255
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	1	1	—
NET INCOME (LOSS)	(34)	89	249	255
Less: Net income attributable to noncontrolling interests	(2)	(3)	(5)	(7)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$(36)	$86	$244	$248
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.
Net income (loss) from continuing operations	$(36)	$85	$243	$248
Income from discontinued operations	—	1	1	—
Net income (loss)	$(36)	$86	$244	$248
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.50)	$1.02	$3.26	$2.96
Discontinued operations	—	0.01	0.01	—
Basic earnings per share	$(0.50)	$1.03	$3.27	$2.96
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.50)	$0.99	$3.19	$2.86
Discontinued operations	—	0.01	0.01	—
Diluted earnings per share	$(0.50)	$1.00	$3.20	$2.86

Basic average common shares outstanding	72.1	83.0	74.6	83.7
Diluted average common shares outstanding	72.1	85.6	76.3	86.6
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)
Net income (loss)	$(34)	$89	$249	$255
Other comprehensive income (loss):
Foreign currency translation adjustments:
Attributable to Meritor, Inc.	10	(6)	(25)	(3)
Attributable to noncontrolling interest	(2)	(1)	(2)	—
Pension and other postretirement benefit related adjustments	3	1	8	2
Unrealized loss on cash flow hedges	—	(2)	(3)	(2)
Other comprehensive income (loss), net of tax	11	(8)	(22)	(3)
Total comprehensive income (loss)	(23)	81	227	252
Less: Comprehensive income attributable to noncontrolling interest	—	(2)	(3)	(7)
Comprehensive income (loss) attributable to Meritor, Inc.	$(23)	$79	$224	$245
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2020	September 30, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$280	$108
Receivables, trade and other, net	390	551
Inventories	495	526
Other current assets	35	31
TOTAL CURRENT ASSETS	1,200	1,216
NET PROPERTY	498	515
GOODWILL	503	478
OTHER ASSETS	671	606
TOTAL ASSETS	$2,872	$2,815
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term debt	$34	$41
Accounts and notes payable	322	610
Other current liabilities	284	285
TOTAL CURRENT LIABILITIES	640	936
LONG-TERM DEBT	1,193	902
RETIREMENT BENEFITS	308	336
OTHER LIABILITIES	328	226
TOTAL LIABILITIES	2,469	2,400
COMMITMENTS AND CONTINGENCIES (See Note 20)

EQUITY:
Common stock (June 30, 2020 and September 30, 2019, 103.7 and 104.1 shares issued and 72.3 and 81.4 shares outstanding, respectively)	105	104
Additional paid-in capital	805	803
Retained earnings	735	491
Treasury stock, at cost (June 30, 2020 and September 30, 2019, 31.4 and 22.7 shares, respectively)	(573)	(332)
Accumulated other comprehensive loss	(701)	(681)
Total equity attributable to Meritor, Inc.	371	385
Noncontrolling interests	32	30
TOTAL EQUITY	403	415
TOTAL LIABILITIES AND EQUITY	$2,872	$2,815
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Nine Months Ended June 30,
	2020	2019
	(Unaudited)
OPERATING ACTIVITIES
Net income	$249	$255
Less: Income from discontinued operations, net of tax	1	—
Income from continuing operations	248	255
Adjustments to income from continuing operations to arrive at cash provided by operating activities:
Depreciation and amortization	74	64
Deferred income tax expense (benefit)	(4)	27
Restructuring costs	27	(2)
Asset impairment charges	—	1
Equity in earnings of affiliates	(11)	(24)
Pension and retiree medical income	(31)	(28)
Asbestos related liability remeasurement	—	(31)
Other adjustments to income from continuing operations	3	13
Dividends received from equity method investments	8	14
Pension and retiree medical contributions	(11)	(12)
Restructuring payments	(21)	(2)
Changes in off-balance sheet accounts receivable securitization and factoring programs	(104)	41
Changes in receivables, inventories and accounts payable	11	(96)
Changes in other current assets and liabilities	(26)	(21)
Changes in other assets and liabilities	25	(3)
Operating cash flows provided by continuing operations	188	196
Operating cash flows used for discontinued operations	—	(2)
CASH PROVIDED BY OPERATING ACTIVITIES	188	194
INVESTING ACTIVITIES
Capital expenditures	(45)	(63)
Cash paid for acquisition of Transportation Power, Inc., net of cash acquired	(13)	(6)
Other investing activities	9	17
CASH USED FOR INVESTING ACTIVITIES	(49)	(52)
FINANCING ACTIVITIES
Securitization	(8)	—
Borrowings against revolving line of credit	304	—
Repayments of revolving line of credit	(304)	(46)
Redemption of notes	—	(24)
Proceeds from debt issuances	300	—
Deferred issuance costs	(4)	(4)
Term loan payments	(6)	—
Other financing activities	(1)	(2)
Net change in debt	281	(76)
Repurchase of common stock	(241)	(71)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	40	(147)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(7)	1
CHANGE IN CASH AND CASH EQUIVALENTS	172	(4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108	115
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$280	$111
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions)
(Unaudited)

	Three months ended June 30, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at March 31, 2020	$105	$803	$771	$(573)	$(714)	$392	$32	$424
Comprehensive income (loss)	—	—	(36)	—	13	(23)	—	(23)
Equity based compensation expense	—	2	—	—	—	2	—	2
Ending Balance at June 30, 2020	$105	$805	$735	$(573)	$(701)	$371	$32	$403

	Three months ended June 30, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at March 31, 2019	$104	$793	$362	$(286)	$(562)	$411	$34	$445
Comprehensive income (loss)	—	—	86	—	(7)	79	2	81
Equity based compensation expense	—	5	—	—	—	5	—	5
Repurchase of common stock	—	—	—	(21)	—	(21)	—	(21)
Ending Balance at June 30, 2019	$104	$798	$448	$(307)	$(569)	$474	$36	$510
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions)
(Unaudited)

	Nine months ended June 30, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at September 30, 2019	$104	$803	$491	$(332)	$(681)	$385	$30	$415
Comprehensive income (loss)	—	—	244	—	(20)	224	3	227
Equity based compensation expense	—	3	—	—	—	3	—	3
Vesting of equity based awards	1	(1)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	(241)	—	(241)	—	(241)
Noncontrolling interest dividend	—	—	—	—	—	—	(1)	(1)
Ending Balance at June 30, 2020	$105	$805	$735	$(573)	$(701)	$371	$32	$403

	Nine months ended June 30, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at September 30, 2018	$102	$787	$200	$(236)	$(566)	$287	$30	$317
Comprehensive income (loss)	—	—	248	—	(3)	245	7	252
Equity based compensation expense	—	13	—	—	—	13	—	13
Vesting of equity based awards	2	(2)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	(71)	—	(71)	—	(71)
Noncontrolling interest dividends	—	—	—	—	—	—	(1)	(1)
Ending Balance at June 30, 2019	$104	$798	$448	$(307)	$(569)	$474	$36	$510
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
In the opinion of the company, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited Consolidated Financial Statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019. The Condensed Consolidated Balance Sheet data as of September 30, 2019 was derived from audited financial statements but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended June 30, 2020 are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30, and its fiscal quarters generally end on the Sundays nearest December 31, March 31 and June 30. The third quarter of fiscal years 2020 and 2019 ended on June 28, 2020 and June 30, 2019, respectively. Fiscal year 2019 ended on September 29, 2019. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and June 30 are used consistently throughout this report to represent the fiscal year end and third fiscal quarter end, respectively.
COVID-19 Pandemic Update
In March 2020 the World Health Organization declared a global health pandemic related to the recent outbreak of a novel coronavirus. The COVID-19 pandemic adversely affected the company's financial performance in the second and third quarters of fiscal year 2020 and will continue to have an adverse impact for at least the remainder of fiscal year 2020. In response to the COVID-19 pandemic, government health officials have recommended and mandated precautions to mitigate the spread of the virus, including shelter-in-place orders, prohibitions on public gatherings and other similar measures. As a result, the company and certain of the company's customers and suppliers temporarily closed select manufacturing locations beginning late in the second quarter of fiscal year 2020, continuing into the third quarter of fiscal year 2020. As of May 31, 2020, all of the company's global facilities were operating limited production. Most of the company’s salaried employees are working remotely until further notice. There is uncertainty around the duration and breadth of the COVID-19 pandemic, as well as the impact it will have on the company's operations, supply chain and demand for its products. As a result, the ultimate impact on the company's business, financial condition or operating results cannot be reasonably estimated at this time.
2. Earnings per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted shares, restricted share units, performance share unit awards and convertible securities, if applicable.
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Basic average common shares outstanding	72.1	83.0	74.6	83.7
Impact of restricted shares, restricted share units and performance share units	—	1.7	0.9	2.1
Impact of convertible notes	—	0.9	0.8	0.8
Diluted average common shares outstanding (1)	72.1	85.6	76.3	86.6

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) The potential effect of 0.6 million restricted and performance shares and 0.7 million shares issuable upon conversion of our convertibles notes are excluded from the diluted earnings per share calculation for the three months ended June 30, 2020 because inclusion in a loss from continuing operations period would reduce the loss per share from continuing operations attributable to common shareholders.
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
3. New Accounting Standards
Accounting standards implemented during fiscal year 2020
On October 1, 2019, the company implemented Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). The company elected the practical expedient package which allowed the company to not reassess whether existing contracts contain a lease and to not reassess classification of existing leases. The company also adopted ASU 2018-11, Leases (Topic 842) Targeted Improvements, electing to not separate lease and non-lease components in contracts that contain both and electing to not restate comparative periods when adopting ASU 2016-02. As a result, the company recognized a right-of-use asset and lease liability as a lessee for substantially all existing operating leases and has included new and expanded disclosures. (See Note 5)
Accounting standards to be implemented
The following represent the standards that may result in a significant change in practice and/or have a significant financial impact on the company.
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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Revenue
Disaggregation of revenue

In the following tables, revenue is disaggregated for each of our operating segments by primary geographical market for the three and nine months ended June 30, 2020 and 2019 (in millions).

	Three Months Ended June 30, 2020
Primary Geographical Market	Commercial Truck	Aftermarket and Industrial	Total
U.S.	$147	$149	$296
Canada	—	12	12
Mexico	17	3	20
Total North America	164	164	328
Sweden	28	—	28
Italy	25	3	28
United Kingdom	15	1	16
Other Europe	2	29	31
Total Europe	70	33	103
Brazil	21	1	22
China	41	1	42
India	5	—	5
Other Asia-Pacific	14	—	14
Total sales	$315	$199	$514

	Three Months Ended June 30, 2019 (1)
Primary Geographical Market	Commercial Truck	Aftermarket and Industrial	Total
U.S.	$466	$230	$696
Canada	—	18	18
Mexico	62	5	67
Total North America	528	253	781
Sweden	75	—	75
Italy	62	4	66
United Kingdom	40	3	43
Other Europe	3	16	19
Total Europe	180	23	203
Brazil	67	—	67
China	44	—	44
India	53	—	53
Other Asia-Pacific	18	—	18
Total sales	$890	$276	$1,166
(1) Amounts for the three months ended June 30, 2019 have been recast to reflect reportable segment changes.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended June 30, 2020
Primary Geographical Market	Commercial Truck	Aftermarket and Industrial	Total
U.S.	$782	$566	$1,348
Canada	—	41	41
Mexico	95	13	108
Total North America	877	620	1,497
Sweden	153	—	153
Italy	116	10	126
United Kingdom	78	6	84
Other Europe	4	102	106
Total Europe	351	118	469
Brazil	124	2	126
China	101	1	102
India	49	1	50
Other Asia-Pacific	42	—	42
Total sales	$1,544	$742	$2,286

	Nine Months Ended June 30, 2019 (1)
Primary Geographical Market	Commercial Truck	Aftermarket and Industrial	Total
U.S.	$1,309	$653	$1,962
Canada	—	53	53
Mexico	172	15	187
Total North America	1,481	721	2,202
Sweden	223	—	223
Italy	178	13	191
United Kingdom	126	8	134
Other Europe	9	54	63
Total Europe	536	75	611
Brazil	180	—	180
China	129	—	129
India	172	—	172
Other Asia-Pacific	66	—	66
Total sales	$2,564	$796	$3,360
(1) Amounts for the nine months ended June 30, 2019 have been recast to reflect reportable segment changes.

As of June 30, 2020 and September 30, 2019, Trade receivables, net, which are included in Receivables, trade and other, net, on the Condensed Consolidated Balance Sheet, were $347 million and $517 million, respectively.

For the three and nine months ended June 30, 2020 and June 30, 2019, the company had no material bad-debt expense. There were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of June 30, 2020 and September 30, 2019.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Leases
The company’s lease portfolio is comprised of leases of real estate, including manufacturing and office facilities, and leases of personal property, including machinery and equipment and IT equipment. Operating leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheet and related lease expense is recognized on a straight-line basis over the lease term. Short-term lease costs and variable lease costs were insignificant in the three and nine months ended June 30, 2020.

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

Components of lease expense (in millions)

	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Finance lease costs	$1	$2
Operating lease costs	5	15
Total lease costs	$6	$17

The following table provides a summary of the location and amounts related to finance leases recognized in the Condensed Consolidated Balance Sheet (in millions).

	Classification	June 30, 2020
Finance lease right-of-use assets	Net Property	$6
Finance lease liabilities	Short-term debt	3
Finance lease liabilities	Long-term debt	3

The following table provides a summary of the location and amounts related to operating leases recognized in the Condensed Consolidated Balance Sheet (in millions).

	Classification	June 30, 2020
Operating lease right-of-use assets	Other assets	$75
Operating lease liabilities	Other current liabilities	14
Operating lease liabilities	Other liabilities	61

The following tables summarize additional information related to our lease agreements.

Supplemental cash flow information related to leases (in millions)

Nine Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$14
Financing cash flows used for finance leases	2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	7
Finance leases	2

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental balance sheet information related to leases

June 30, 2020
Weighted-average remaining lease term (years):
Operating leases	8.59
Finance leases	2.37
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	5.2%

Maturities (in millions)

	Operating Leases	Finance Leases
Remainder of 2020	$5	$—
2021	17	3
2022	13	2
2023	12	1
2024	8	—
Thereafter	40	—
Total lease payments	95	6
Less: Impact of discounting future lease payments	(20)	—
Present value of lease liabilities	$75	$6

Disclosures related to periods prior to adoption of ASU 2016-02

Cash obligations under future minimum rental commitments under operating leases as of September 30, 2019 are shown in the table below (in millions).

	2020	2021	2022	2023	2024	Thereafter	Total
Lease commitments	$18	$15	$14	$13	$13	$25	$98

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
Realignment of Reporting Units
As discussed in Note 22, the company realigned its operations in the third quarter of fiscal year 2020, resulting in a change to its reportable segments. As a result of the change in reportable segments, the company’s reporting units changed. The Commercial Truck segment contains one reporting unit. The Aftermarket and Industrial segment contains three reporting units.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in the carrying value of goodwill by the company’s two reportable segments are presented below (in millions):

	Commercial Truck	Aftermarket and Industrial	Total
Goodwill (1)	$287	$206	$493
Accumulated impairment losses (1)	—	(15)	(15)
Beginning Balance at September 30, 2019 (1)	287	191	478
AxleTech measurement period adjustment (see Note 9)	—	1	1
Goodwill acquired from acquisition (see Note 9)	24	—	24
Foreign currency translation	1	(1)	—
Ending Balance at June 30, 2020	$312	$191	$503
(1) Amounts have been recast to reflect reportable segment changes (see Note 22).
7. Restructuring Costs
Restructuring reserves, primarily related to unpaid employee termination benefits, were $14 million at June 30, 2020 and $8 million at September 30, 2019. Restructuring costs are recorded within Other operating expense, net within the Condensed Consolidated Statement of Operations. The changes in restructuring reserves for the nine months ended June 30, 2020 and 2019 are as follows (in millions):

Total
Balance at September 30, 2019	$8
Activity during the period:
Charges to continuing operations	27
Cash payments – continuing operations	(21)
Total restructuring reserves at June 30, 2020	14
Less: non-current restructuring reserves	—
Restructuring reserves – current, at June 30, 2020	$14

Balance at September 30, 2018	$4
Activity during the period:
Charges to continuing operations	(2)
Cash payments – continuing operations	(2)
Total restructuring reserves at June 30, 2019	1
Less: non-current restructuring reserves	—
Restructuring reserves – current, at June 30, 2019	$1

Global Restructuring Program Fiscal Year 2020: On June 2, 2020, the company approved and began executing a restructuring plan to reduce labor costs and align with current market forecasts. Under this program, the company expects to incur approximately $25 million in employee severance costs that affects approximately eight-percent of its global salaried positions, and will eliminate certain hourly roles. During the third quarter of fiscal year 2020, the company incurred $10 million in restructuring costs related to this program of which $7 million was in the Commercial Truck segment and $3 million related to the Aftermarket and Industrial segment. Restructuring actions associated with this plan are expected to be substantially complete by the end of the first quarter of fiscal year 2021.

Global Restructuring Programs Fiscal Year 2019: On September 27, 2019, the company approved and began executing a restructuring plan to reduce salaried and hourly headcount globally. This restructuring plan is intended to reduce labor costs in response to anticipated volume declines, primarily in the global truck and trailer market. With this program, the company expects to incur approximately $26 million of restructuring costs, primarily severance, across both of its reportable segments.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the third quarter of fiscal year 2020, the company incurred $1 million in restructuring costs in the Commercial Truck segment. The total severance costs incurred for this plan are $20 million as of the end of the third quarter for fiscal year 2020, of which $13 million was incurred in fiscal year 2020 and $7 million was incurred in fiscal year 2019. Restructuring actions associated with this plan are expected to be substantially complete by the end of the first quarter of fiscal year 2021.
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

In evaluating the ability to recover its net deferred tax assets, the company utilizes a consistent approach which considers its historical operating results, including an assessment of the degree to which any gains or losses are driven by items that are unusual in nature, and tax planning strategies. In addition, the company reviews changes in near-term market conditions and other factors that impact future operating results. As of June 30, 2020, the company continues to maintain the valuation allowances in France, Germany, the U.K., and certain other jurisdictions, as the company believes the negative evidence that it will be able to recover these net deferred tax assets continues to outweigh the positive evidence. If, in the future, the company generates taxable income on a sustained basis, its conclusion regarding the need for valuation allowances in these jurisdictions could change.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which includes various income and payroll tax provisions, was signed into law by the U.S. government. In addition, various other coronavirus tax relief initiatives have been implemented around the world. As of the third quarter of fiscal year 2020, these tax initiatives did not have a material impact on the Condensed Consolidated Financial Statements.

For the three months ended June 30, 2020, the company had approximately $6 million of net pre-tax loss compared to $4 million, of net pre-tax income in the same period in fiscal year 2019 in tax jurisdictions in which tax expense (benefit) is not recorded. For the nine months ended June 30, 2020, the company had approximately $1 million of net pre-tax loss compared to $12 million of net pre-tax income in the same period in fiscal year 2019 in tax jurisdictions in which tax expense (benefit) is not recorded.
9. Acquisition
Acquisition of AxleTech Business
On July 26, 2019, the company acquired 100 percent of the voting equity interest of the AxleTech group companies for approximately $179 million in cash, subject to certain purchase price adjustments. The company funded the acquisition with the term loan under the revolving credit agreement (see Note 17). The acquisition of AxleTech enhances Meritor’s growth platform with the addition of a complementary product portfolio that includes a full line of independent suspensions, axles, braking solutions and drivetrain components across the off-highway, defense, specialty and aftermarket markets. AxleTech operates within Meritor’s Aftermarket and Industrial segment.

Since completion of initial estimates in the fourth quarter of fiscal year 2019, the company has recorded $1 million in measurement period adjustments to decrease the provisional fair value of receivables, inventory and other assets acquired in the AxleTech transaction, resulting in a corresponding $1 million increase in goodwill. This adjustment was made to reflect additional available information. The measurement period remains open to finalize the value of tangible and intangible assets. The company is reviewing and may record other additional measurement period adjustments in fiscal year 2020. All goodwill resulting from the acquisition of AxleTech was assigned to the Aftermarket and Industrial reportable segment (see Note 6).
Acquisition of TransPower Business

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Pro forma financial information of the company is presented in the following table for the three and nine months ended June 30, 2020 and 2019 as if the TransPower acquisition had occurred on October 1, 2018. The pro forma financial information is unaudited and is provided for informational purposes only and does not purport to be indicative of the results which would have actually been attained had the acquisition occurred on October 1, 2018 (in millions).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Sales	$514	$1,168	$2,287	$3,364
Net income attributable to Meritor, Inc.	(36)	83	243	242

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

	Estimated Fair Value
	As of January 16, 2020	Measurement Period Adjustments	As of June 30, 2020
Purchase price	$15	$—	$15
Investments in TransPower	12	—	12

Assets acquired and liabilities assumed:
Cash	2	—	2
Receivables, net	5	—	5
Inventories, net	8	—	8
PP&E	10	(1)	9
Accounts payable	(3)	—	(3)
Other current liabilities	(17)	(1)	(18)
Total identifiable net assets acquired	5	(2)	3

Goodwill and other intangible assets resulting from the acquisition of TransPower	22	2	24
	$27	$—	$27

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Accounts Receivable Factoring and Securitization
The company has a U.S. accounts receivable securitization facility with PNC Bank and participates in various accounts receivable factoring programs, primarily with Nordea Bank for trade receivables from AB Volvo, as follows:

	Current Expiration	Total Facility Size as of 6/30/2020		Utilized as of 6/30/2020		Utilized as of 9/30/2019
		EUR	USD	EUR	USD	EUR	USD
On-balance sheet arrangement
Committed U.S. accounts receivable securitization (1)	December 2022	N/A	$95	N/A	$—	N/A	$13
Total on-balance sheet arrangement: (1)		N/A	$95	N/A	$—	N/A	$13
Off-balance sheet arrangements
Committed Swedish factoring facility (2)(3)	March 2024	€155	$174	€65	$73	€109	$119
Committed U.S. factoring facility (2)	February 2023	N/A	75	N/A	26	N/A	58
Uncommitted U.K. factoring facility	February 2022	25	28	3	3	6	6
Uncommitted Italy factoring facility	June 2022	30	34	12	13	21	23
Other uncommitted factoring facilities (4)	None	N/A	N/A	10	11	18	20
Total off-balance sheet arrangements		€210	$311	€90	$126	€154	$226
(1) Availability subject to adequate eligible accounts receivable available for sale. The utilized amount includes $4 million of letters of credit as of June 30, 2020 and $4 million as of September 30, 2019.
(2) Actual amounts may exceed the bank's commitment at the bank's discretion.
(3) The facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through June 22, 2021.
(4) There is no explicit facility size under the agreement, but the counterparty approves the purchase of receivable tranches at its discretion.
Off-balance sheet arrangements
Total costs associated with all of the off-balance sheet arrangements described above were $1 million and $2 million for the three months ended June 30, 2020 and June 30, 2019, respectively. Total costs associated with all of the off-balance sheet arrangements described above were $3 million and $5 million for the nine months ended June 30, 2020 and June 30, 2019, respectively, and are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.
11. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	June 30, 2020	September 30, 2019
Finished goods	$131	$153
Work in process	46	39
Raw materials, parts and supplies	318	334
Total	$495	$526

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Net Property
     Net property is summarized as follows (in millions):

	June 30, 2020	September 30, 2019
Property at cost:
Land and land improvements	$31	$31
Buildings	225	224
Machinery and equipment	973	935
Company-owned tooling	142	136
Construction in progress	49	74
Total	1,420	1,400
Less: accumulated depreciation	(922)	(885)
Net property	$498	$515

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
14. Other Assets
Other assets are summarized as follows (in millions):

	June 30, 2020	September 30, 2019
Investments in non-consolidated joint ventures	$105	$110
Deferred income tax assets, net	139	122
Prepaid pension costs	170	149
Other	257	225
Other assets	$671	$606

15. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	June 30, 2020	September 30, 2019
Compensation and benefits	$97	$125
Product warranties	15	18
Other	172	142
Other current liabilities	$284	$285

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Compensation and benefits includes the current portion of pension and retiree medical liability, accrued incentive compensation, salary and wages and accrued vacation, holiday and sick leave pay.
A summary of the changes in product warranties is as follows (in millions):

	Nine Months Ended June 30,
	2020	2019
Total product warranties – beginning of period	$50	$54
Accruals for product warranties	11	21
Payments	(14)	(18)
Change in estimates and other	(3)	(5)
Total product warranties – end of period	44	52
Less: Non-current product warranties	(29)	(34)
Product warranties – current	$15	$18

16. Other Liabilities
Other liabilities are summarized as follows (in millions):

	June 30, 2020	September 30, 2019
Asbestos-related liabilities (see Note 20)	$77	$82
Liabilities for uncertain tax positions	93	46
Product warranties (see Note 15)	29	32
Other	129	66
Other liabilities	$328	$226

17. Long-Term Debt
Long-Term debt, net of discounts where applicable, is summarized as follows (in millions):

	June 30, 2020	September 30, 2019
3.25 percent convertible notes due 2037	$320	$319
7.875 percent convertible notes due 2026	23	23
6.25 percent notes due 2025	295	—
Term loan due 2024	168	175
6.25 percent notes due 2024	445	444
Financing lease obligation	6	7
Borrowings and securitization	—	9
Unamortized discount on convertible notes	(30)	(34)
Subtotal	1,227	943
Less: current maturities	(34)	(41)
Long-term debt	$1,193	$902

Current Classification of 7.875 Percent Convertible Notes
The 7.875 percent senior convertible notes due 2026 (the "7.875 Percent Convertible Notes") were classified as current as of June 30, 2020 as the holders are entitled to convert all or a portion of their 7.875 Percent Convertible Notes at any time beginning April 1, 2020 and prior to the close of business on June 30, 2020 at a rate of 83.3333 shares of common stock per $1,000 principal amount at maturity of the 7.875 Percent Convertible Notes (representing a conversion price of approximately

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$12.00 per share). The 7.875 Percent Convertible Notes are convertible as the closing price of shares of the company's common stock for at least 20 trading days during the 30 consecutive trading-day period ending on June 30, 2020 was greater than 120 percent of the $12.00 conversion price associated with the 7.875 Percent Convertible Notes. The 7.875 Percent Convertible Notes were also classified as current as of September 30, 2019.
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
6.25 Percent Notes due 2025

On June 8, 2020, the company completed the offering and sale of $300 million aggregate principal amount of the company’s 6.250 percent notes due 2025 (the “2025 Notes”) to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to non-U.S. persons in offshore transactions in reliance of Regulation S under the Securities Act in a private placement, exempt from the registration requirements of the Securities Act. The 2025 Notes were issued pursuant to the company's indenture dated as of April 1, 1998, as supplemented. The net proceeds from the sale of the 2025 Notes were $295 million and were used to repay approximately $295 million of the outstanding $304 million balance under the company's senior secured revolving credit facility.

The 2025 Notes will mature on June 1, 2025 and bear interest at a fixed rate of 6.250 percent per annum. The company will pay interest on the Notes from June 8, 2020 semi-annually, in arrears, on June 1 and December 1 of each year, beginning December 1, 2020. The 2025 Notes will constitute senior unsecured obligations of the company and will rank equally in right of payment with its existing and future senior unsecured indebtedness, and effectively junior to its existing and future secured indebtedness to the extent of the security therefor.

The 2025 Notes provide that, prior to June 1, 2022, the company may redeem, at its option, from time to time, the 2025 Notes, in whole or in part, at a redemption price equal to the sum of (i) 100 percent of the principal amount of the Notes to be redeemed, plus (ii) the applicable premium as of the redemption date on the 2025 Notes to be redeemed, plus (iii) accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the right of holders of record on the relevant regular record date to receive interest due on an interest payment date that is on or prior to the redemption date) on the 2025 Notes to be redeemed. For purposes of such calculation, the “applicable premium” means, with respect to a 2025 Note at any redemption date, the greater of (i) 1.0 percent of the principal amount of such Note and (ii) the excess of (A) the present value at such redemption date of (1) 103.125 percent of the principal amount of such 2025 Note plus (2) all remaining required interest payments due on such 2025 Note through June 1, 2022 (excluding accrued and unpaid interest, if any, to the redemption date), computed using a discount rate equal to the treasury rate plus 50 basis points, over (B) 100 percent of the principal amount of such 2025 Note.

The 2025 Notes provide that, on or after June 1, 2022, the company may redeem, at its option, from time to time, the 2025 Notes, in whole or in part, at the redemption prices (expressed as percentages of the principal amount of the 2025 Notes to be redeemed) set forth below, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the right of holders of record on the relevant regular record date to receive interest due on an interest payment date that is on or prior to the redemption date) on the 2025 Notes to be redeemed, if redeemed during the 12-month period beginning on June 1 of the years indicated below:

Year	Redemption Price
2022	103.125%
2023	101.563%
2024 and thereafter	100.000%

The 2025 Notes provide that, prior to June 1, 2022, the company may redeem, at its option, from time to time, up to 35 percent of the aggregate principal amount of the 2025 Notes with the net cash proceeds of one or more public sales of the company’s common stock at a redemption price equal to 106.25 percent of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the right of holders of record on the relevant regular record date to receive interest due on an interest payment date that is on or prior to the redemption date) on

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the 2025 Notes to be redeemed so long as at least 65 percent of the aggregate principal amount of the 2025 Notes remains outstanding after each such redemption and notice of any such redemption is mailed within 90 days of any such sale of common stock.

If a Change of Control (as defined in the eight supplemental indenture under which the 2025 Notes were issued) occurs, unless the company has exercised its right to redeem the 2025 Notes, each holder of 2025 Notes may require the company to repurchase some or all of such holder’s 2025 Notes at a purchase price equal to 101 percent of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the payment date (subject to the right of holders of record on the relevant regular record date to receive interest due on an interest payment date that is on or prior to the payment date) on the 2025 Notes to be repurchased.
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
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon either the company’s current corporate credit rating or its total leverage ratio, as defined in the revolving credit agreement. At June 30, 2020, the margin over LIBOR rate was 200 basis points and the commitment fee was 30 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 100 basis points.
Certain of the company’s subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly held notes outstanding under the company’s indentures (see Liquidity under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).
At June 30, 2020 and September 30, 2019, there were no borrowings outstanding under the revolving credit facility. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At June 30, 2020 and September 30, 2019, there were no letters of credit outstanding under the revolving credit facility.

Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million per bank. As of June 30, 2020 and September 30, 2019, the company had $21 million and $30 million, respectively, outstanding under this program at more than one bank.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18. Financial Instruments
Fair values of financial instruments are summarized as follows (in millions):

	June 30, 2020		September 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$280	$280	$108	$108
Short-term debt	34	52	41	60
Long-term debt	1,193	1,239	902	953
Foreign exchange forward contracts (other liabilities)	2	2	—	—
Cross-currency swaps (other assets)	—	—	10	10
Cross-currency swaps (other liabilities)	—	—	5	5

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	June 30, 2020			September 30, 2019
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Assets
Cross-currency swaps	—	—	—	10	—	10
Derivative Liabilities
Foreign exchange forward contracts	2	—	2	—	—	—
Cross-currency swaps	—	—	—	5	—	5

Fair Value
FASB guidance provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical instruments (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
•Level 1 inputs use quoted prices in active markets for identical instruments.

•Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar instruments in active markets and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

•Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related instrument.
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
Fair value of financial instruments by the valuation hierarchy at June 30, 2020 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$280	$—	$—
Short-term debt	—	41	11
Long-term debt	—	1,076	163
Foreign exchange forward contracts (other liabilities)	—	2	—

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair value of financial instruments by the valuation hierarchy at September 30, 2019 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$108	$—	$—
Short-term debt	—	49	11
Long-term debt	—	782	171
Cross-currency swaps (other assets)	—	10	—
Cross-currency swaps (other liabilities)	—	5	—

No transfers of assets between any of the Levels occurred during the three and nine months ended June 30, 2020 and 2019.
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
Foreign exchange forward contracts — The company uses foreign exchange forward purchase and sale contracts with terms of 18 months or less to hedge its exposure to changes in foreign currency exchange rates. As of June 30, 2020 and September 30, 2019, the notional amount of the company's foreign exchange contracts outstanding under its foreign currency cash flow hedging program was $38 million and $110 million, respectively. The fair value of foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. For derivative instruments that are designated and qualify as cash flow hedges, changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Income (Loss) in the statement of shareholders’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings.
Foreign currency option contracts — The company uses option contracts to mitigate foreign exchange exposure on expected future foreign currency-denominated purchases. As of June 30, 2020 and September 30, 2019, the notional amount of the company's foreign exchange contracts outstanding was $70 million and $139 million, respectively. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the Condensed Consolidated Statement of Operations.
The company uses option contracts to mitigate the risk of volatility in the translation of foreign currency earnings to U.S. dollars. As of June 30, 2020, there were no option contracts outstanding. As of September 30, 2019, the notional amount of the company's option contracts outstanding was $28 million. These option contracts did not qualify for a hedge accounting election. Changes in fair value associated with these contracts are recorded in the Condensed Consolidated Statement of Operations in other income, net.
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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

19. Retirement Benefit Liabilities
Retirement benefit liabilities consisted of the following (in millions):

	June 30, 2020	September 30, 2019
Retiree medical liability	$61	$67
Pension liability	247	271
Other	17	14
Subtotal	325	352
Less: current portion (included in compensation and benefits, Note 15)	(17)	(16)
Retirement benefits	$308	$336

The components of net periodic pension and retiree medical income included in continuing operations for the three months ended June 30 are as follows (in millions):

	2020		2019
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$10	$—	$13	$1
Assumed return on plan assets	(23)	—	(24)	—
Amortization of prior service benefit	—	(9)	—	(9)
Recognized actuarial loss	8	4	6	4
Total income	$(5)	$(5)	$(5)	$(4)

The components of net periodic pension and retiree medical income included in continuing operations for the nine months ended June 30 are as follows (in millions):

	2020		2019
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$31	$1	$40	$2
Assumed return on plan assets	(71)	—	(73)	—
Amortization of prior service benefit	—	(27)	—	(26)
Recognized actuarial loss	24	11	17	12
Total income	$(16)	$(15)	$(16)	$(12)
For the three months ended June 30, 2020 and 2019, the non-service cost components of the net periodic pension and Other Post-Employment Benefits ("OPEB") income were $10 million and $9 million, respectively, and are presented in Other income, net. For the nine months ended June 30, 2020 and 2019, the non-service cost components of the net periodic pension and OPEB income were $31 million and $28 million, respectively, and are presented in Other income, net.

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
The company has been designated as a potentially responsible party at ten Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Superfund is a United States federal government program designed to fund the cleanup of sites contaminated with hazardous substances and pollutants. Management estimates the total reasonably possible costs the company could incur for the remediation of the ten Superfund sites at June 30, 2020 to be approximately $25 million, of which $12 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.
In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at June 30, 2020 to be approximately $14 million, of which $4 million is probable and recorded as a liability.
Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 1.50 to 2.25 percent and is approximately $14 million at June 30, 2020. The undiscounted estimate of these costs is approximately $15 million.
The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning Balance at September 30, 2019	$11	$4	$15
Payments and other	(3)	(1)	(4)
Accruals	4	1	5
Ending Balance at June 30, 2020	$12	$4	$16

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
    Rockwell International Corporation ("Rockwell") — ArvinMeritor, Inc. ("AM"), a predecessor of Meritor, along with many other companies, has been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. There were approximately 1,400 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at June 30, 2020 and September 30, 2019.
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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

claims as of September 30, 2019. Management continuously monitors the underlying claims data and experience for the purpose of assessing the appropriateness of the assumptions used to estimate the liability.

As of September 30, 2019, the estimated probable range of equally likely possibilities of the company’s obligation for asbestos-related claims over the next 40 years was $91 million to $181 million. Based on the information contained in the actuarial study, and all other available information considered, management concluded that no amount within the range of potential liability was more likely than any other and, therefore, recorded a liability at the low end of the range. The company recognized a liability for pending and future claims over the next 40 years of $86 million as of June 30, 2020 and $91 million as of September 30, 2019.

Recoveries: AM has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. The insurance receivables for Rockwell asbestos-related liabilities totaled $59 million and $61 million as of June 30, 2020 and September 30, 2019, respectively.

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
21. Shareholders' Equity
There were no dividends declared or paid in the first, second or third quarter of fiscal years 2020 and 2019. The payment of cash dividends and the amount of any dividend are subject to review and change at the discretion of the company's Board of Directors.
Common Stock and Debt Repurchase Authorizations
On November 7, 2019, the Board of Directors authorized the repurchase of up to $325 million of the company's common stock, which was an increase from the prior $250 million authorization approved on July 26, 2019. Repurchases can be made from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. During fiscal year 2019, the company repurchased 1.3 million shares of common stock for $25 million (including commission costs) pursuant to this common stock repurchase authorization. During the first quarter of fiscal year 2020, the company repurchased 4.9 million shares of common stock for

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$100 million (including commission costs) pursuant to this authorization. During the second quarter of fiscal year 2020, the company repurchased 5.6 million shares of common stock for $141 million (including commission costs) pursuant to this authorization. As of June 30, 2020, the amount remaining available for repurchases under this common stock repurchase authorization was $59 million. On March 25, 2020, the company suspended activity under its share repurchase program as a result of uncertainties in the global economy due to the COVID-19 pandemic.
On November 2, 2018, the Board of Directors authorized the repurchase of up to $200 million of the company's common stock and up to $100 million aggregate principal amount of any of the company's debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company's debt covenants. The remaining authority under the common stock repurchase authorization was superseded by the July 2019 authorization described above. As of June 30, 2020 and September 30, 2019, the amount remaining available for repurchase under this debt repurchase authorization was $76 million.
Accumulated Other Comprehensive Loss ("AOCL")
The components of AOCL and the changes in AOCL by components, net of tax, for the three months ended June 30, 2020 and June 30, 2019 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at March 31, 2020	$(142)	$(567)	$(5)	$(714)
Other comprehensive income before reclassification	10	—	—	10
Amounts reclassified from accumulated other comprehensive loss	—	3	—	3
Net current-period other comprehensive income	10	3	—	13
Balance at June 30, 2020	$(132)	$(564)	$(5)	$(701)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(9)	(a)
Actuarial losses	12	(a)
	3	Total before tax
	—	Tax benefit
Total reclassifications for the period	$3	Net of tax
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 19 for additional details), which is recorded in other income (expense), net.

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at March 31, 2019	$(87)	$(475)	$—	$(562)
Other comprehensive income before reclassification	(6)	—	—	(6)
Amounts reclassified from accumulated other comprehensive loss	—	1	(2)	(1)
Net current-period other comprehensive income	$(6)	$1	$(2)	$(7)
Balance at June 30, 2019	$(93)	$(474)	$(2)	$(569)

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(9)	(b)
Actuarial losses	10	(b)
	1	Total before tax
	—	Tax benefit
Total reclassifications for the period	$1	Net of tax
(b) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 19 for additional details), which is recorded in other income (expense), net.

The components of AOCL and the changes in AOCL by components, net of tax, for the nine months ended June 30, 2020 and June 30, 2019 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2019	$(107)	$(572)	$(2)	$(681)
Other comprehensive income before reclassification	(25)	—	(3)	(28)
Amounts reclassified from accumulated other comprehensive loss	—	8	—	8
Net current-period other comprehensive income	(25)	8	(3)	(20)
Balance at June 30, 2020	$(132)	$(564)	$(5)	$(701)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(27)	(a)
Actuarial losses	35	(a)
	8	Total before tax
	—	Tax benefit
Total reclassifications for the period	$8	Net of tax
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 19 for additional details), which is recorded in other income (expense), net.

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2018	$(90)	$(476)	$—	$(566)
Other comprehensive income before reclassification	(3)	(1)	—	(4)
Amounts reclassified from accumulated other comprehensive loss	—	3	(2)	1
Net current-period other comprehensive income	$(3)	$2	$(2)	$(3)
Balance at June 30, 2019	$(93)	$(474)	$(2)	$(569)

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(26)	(b)
Actuarial losses	29	(b)
	3	Total before tax
	—	Tax benefit
Total reclassifications for the period	$3	Net of tax
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
In the third quarter of fiscal year 2020, the company realigned its operations resulting in a change to its operating and reportable segments. As of the third quarter of fiscal year 2020, the reportable segments are (1) Commercial Truck and (2) Aftermarket and Industrial. Prior year reportable segment financial results have been recast for these changes.
The company has two reportable segments at June 30, 2020, as follows:
•The Commercial Truck segment supplies drivetrain systems and components, including axles, drivelines and braking and suspension systems, primarily for medium- and heavy-duty trucks and other applications in North America, South America, Europe and Asia Pacific. It also supplies a variety of undercarriage products and systems for trailer applications in North America. This segment includes our aftermarket businesses in Asia Pacific and South America.
•The Aftermarket and Industrial segment supplies axles, brakes, drivelines, suspension parts and other replacement parts to commercial vehicle and industrial aftermarket customers, primarily in North America and Europe. In addition, this segment supplies drivetrain systems and certain components, including axles, drivelines, brakes and suspension systems for military, construction, bus and coach, fire and emergency and other applications in North America and Europe.
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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is summarized as follows (in millions):

	Commercial Truck	Aftermarket and Industrial	Eliminations	Total
Three Months Ended June 30, 2020
External Sales	$315	$199	$—	$514
Intersegment Sales	21	4	(25)	—
Total Sales	$336	$203	$(25)	$514
Three Months Ended June 30, 2019 (1)
External Sales	$890	$276	$—	$1,166
Intersegment Sales	35	6	(41)	—
Total Sales	$925	$282	$(41)	$1,166

	Commercial Truck	Aftermarket and Industrial	Eliminations	Total
Nine Months Ended June 30, 2020
External Sales	$1,544	$742	$—	$2,286
Intersegment Sales	86	13	(99)	—
Total Sales	$1,630	$755	$(99)	$2,286
Nine Months Ended June 30, 2019 (1)
External Sales	$2,564	$796	$—	$3,360
Intersegment Sales	114	15	(129)	—
Total Sales	$2,678	$811	$(129)	$3,360
(1) Amounts for the three and nine months ended June 30, 2019 have been recast to reflect reportable segment changes.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019 (3)	2020	2019 (3)
Segment adjusted EBITDA:
Commercial Truck	$(23)	$97	$92	$270
Aftermarket and Industrial	31	50	116	134
Segment adjusted EBITDA	8	147	208	404
Unallocated legacy and corporate expense, net (1)	(1)	(1)	4	—
Interest expense, net	(17)	(14)	(47)	(43)
Benefit (provision) for income taxes	13	(21)	(73)	(69)
Depreciation and amortization	(24)	(21)	(74)	(64)
Noncontrolling interests	(2)	(3)	(5)	(7)
Loss on sale of receivables	(1)	(2)	(3)	(5)
Asset impairment charges	—	(1)	—	(1)
Restructuring	(12)	1	(27)	2
Transaction costs	—	—	(5)	—
Income from WABCO distribution termination	—	—	265	—
Asbestos related liability remeasurement (2)	—	—	—	31
Income (loss) from continuing operations attributable to Meritor, Inc.	$(36)	$85	$243	$248
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
(3) Amounts for the three and nine months ended June 30, 2019 have been recast to reflect reportable segment changes.

	June 30, 2020	September 30, 2019 (3)
Segment Assets:
Commercial Truck	$1,579	$1,745
Aftermarket and Industrial	658	729
Total segment assets	2,237	2,474
Corporate (1)	761	567
Less: Accounts receivable sold under off-balance sheet factoring programs (2)	(126)	(226)
Total assets	$2,872	$2,815
(1) Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.
(2) At June 30, 2020 and September 30, 2019, segment assets include $126 million and $226 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 10). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.
(3) Amounts as of September 30, 2019 have been recast to reflect reportable segment changes, including the reallocation of goodwill..

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
COVID-19 Pandemic Update
In March 2020 the World Health Organization declared a global health pandemic related to the recent outbreak of a novel coronavirus. The COVID-19 pandemic adversely affected our financial performance in the second and third quarters of fiscal year 2020 and will continue to have an adverse impact for at least the remainder of fiscal year 2020. In response to the COVID-19 pandemic, government health officials have recommended and mandated precautions to mitigate the spread of the virus, including shelter-in-place orders, prohibitions on public gatherings and other similar measures. As a result, we and certain of our customers and suppliers temporarily closed select manufacturing locations beginning late in the second quarter of fiscal year 2020, continuing into the third quarter of fiscal year 2020. As of May 31, 2020, all of our global facilities were operating limited production. Most of our salaried employees are working remotely until further notice. There is uncertainty around the duration and breadth of the COVID-19 pandemic, as well as the impact it will have on our operations, supply chain and demand for our products. As a result, the ultimate impact on our business, financial condition or operating results cannot be reasonably estimated at this time.

Employee Health and Safety

We established and executed a “Safe Start” plan for the reopening of plants, test labs, distribution centers and administrative facilities. We intend to operate under these enhanced safety guidelines for the foreseeable future. To ensure consistent application and compliance with these safety protocols, we have expanded the role of our Vice President and General Auditor to include responsibilities as Chief Safety Compliance Officer.
Operations

We are complying with shelter-in-place and similar government orders in various locations around the world, as applicable. The impact of the COVID-19 pandemic led to suspended production in most of our global commercial truck manufacturing facilities beginning late in the second quarter of fiscal year 2020 and continuing into the third quarter of fiscal year 2020. All of our operations are now running limited production. Our operations in China were temporarily suspended in mid-January and resumed production in mid-February and are now fully operational.

As we also serve the transportation, industrial and defense industries, we also continued to support customers who are actively engaged in the COVID-19 pandemic response. Our Aftermarket business remained fully operational to maintain the supply of critical replacement parts to the vital truck and trailer transportation network. Our Industrial businesses also remained operational at varying levels to support the production of vehicles deemed critical, including defense, bus and coach, terminal tractor, fire and rescue and off-highway applications. We will continue to monitor government and other mandates to understand the potential impact on our operations in other areas.

Cost Reductions

In March 2020, we implemented a series of cost reduction measures to preserve our financial flexibility, including a reduction to the base salary of each of our executive officers and salaried employees in the United States and Canada of between 40 percent and 60 percent effective April 1 through April 30, 2020, a reduction between 20 percent and 60 percent effective May 1, 2020 through June 15, 2020 and a reduction between 10 percent and 20 percent effective June 16, 2020. We also suspended certain employer-paid retirement and pension contributions and modified certain retiree health benefits effective May 1, 2020. Additionally, on June 2, 2020, we approved a restructuring plan to reduce headcount globally that affects approximately eight-percent of our global salaried positions, as well as eliminated certain hourly roles. This restructuring plan is intended to reduce labor costs in response to an anticipated decline in most global truck and trailer market volumes. With this restructuring plan, we expect to incur approximately $25 million in employee severance costs across both of our reportable segments. Restructuring actions associated with this plan are expected to be substantially complete by the end of first quarter of fiscal year 2021. We will continue to evaluate further cost reduction measures as the impact of the COVID-19 pandemic becomes clearer.

MERITOR, INC.
Special Incentive Plan

On June 10, 2020, we approved a special incentive plan to better align the compensation of our employees with the strategic goals of the company for the remainder of fiscal year 2020 given the impacts of the ongoing COVID-19 pandemic. Awards under the special incentive plan are also designed to give employees an opportunity, if certain performance targets are met, to recoup lost salary stemming from the base pay reductions instituted by us in response to the pandemic, which are expected to remain partially reduced through at least the end of fiscal year 2020. The special incentive plan targets are based on liquidity and cost reduction targets.

3rd Quarter Fiscal Year 2020 Results
Our sales for the third quarter of fiscal year 2020 were $514 million, compared to $1,166 million in the same period in the prior fiscal year, a decrease of 56 percent year over year. The decrease in sales was primarily due to lower market volumes driven by decreased customer demand and government mandates as a result of the COVID-19 pandemic. The majority of the company's manufacturing facilities were idled during the month of April with production increasing throughout the remainder of the quarter.
Net loss attributable to Meritor for the third quarter of fiscal year 2020 was $36 million compared to net income attributable to Meritor of $86 million in the same period in the prior fiscal year. Lower net income year over year was driven primarily by lower revenues as a result significantly lower market volumes due to the COVID-19 pandemic, as well as higher restructuring costs related to programs announced in June 2020. During the quarter, certain actions were executed in order to decrease the impact of the significantly lower production levels. These actions included temporary salary reductions, employee headcount reductions, hourly employee layoffs and other discretionary spend reductions.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the third quarter of fiscal year 2020 was $7 million compared to $146 million in the same period in the prior fiscal year. Our adjusted EBITDA margin (see Non-GAAP Financial Measures below) in the third quarter of fiscal year 2020 was 1.4 percent compared to 12.5 percent in the same period in the prior fiscal year. The decrease in adjusted EBITDA year over year was driven primarily by lower revenues as a result of lower market volumes due to the COVID-19 pandemic. Cost reduction actions executed in the quarter partially offset the impact from lower revenue.
Net loss from continuing operations attributable to the company for the third quarter of fiscal year 2020 was $36 million compared to net income from continuing operations attributable to the company of $85 million in the same period in the prior fiscal year. Adjusted loss from continuing operations attributable to the company (see Non-GAAP Financial Measures below) for the third quarter of fiscal year 2020 was $34 million compared to adjusted income from continuing operations attributable to the company of $103 million in the same period in the prior fiscal year.
Cash used for operating activities was $102 million in the third quarter of fiscal year 2020 compared to cash provided by operating activities of $143 million in the third quarter of fiscal year 2019. The decrease in operating cash flow year on year was driven primarily by lower revenues as a result of significantly lower market volumes due to the impact of the COVID-19 pandemic. Of the total decline in operating cash flow, $124 million of the reduction was due to the impact of accounts receivable factoring as a result of lower balances available under the factoring programs.
Reportable Segment Changes
On May 4, 2020, we realigned our operations resulting in a change to our operating and reportable segments. As of the third quarter of fiscal year 2020, the reportable segments are (1) Commercial Truck and (2) Aftermarket and Industrial. Prior year reportable segment financial results have been recast for these changes.
Capital Markets Transactions
During the third quarter of fiscal year 2020, we issued $300 million of 6.25 percent unsecured senior notes due 2025 (the "2025 Notes"). Net proceeds from the offering of the notes, as well as cash on hand, were used to repay the outstanding $304 million balance under our senior secured credit facility.

MERITOR, INC.
Trends and Uncertainties
     Industry Production Volumes
The following table reflects estimated on-highway commercial truck production volumes for selected original equipment markets for the three months ended June 30, 2020 and 2019 based on available sources and management’s estimates.

	Three Months Ended June 30,		Percent	Nine Months Ended June 30,		Percent
	2020	2019	Change	2020	2019	Change
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	28	96	(71)%	159	269	(41)%
North America, Medium-Duty Trucks	37	78	(53)%	157	213	(26)%
North America, Trailers	45	86	(48)%	180	251	(28)%
Western Europe, Heavy- and Medium-Duty Trucks	44	122	(64)%	241	379	(36)%
South America, Heavy- and Medium-Duty Trucks	19	28	(32)%	71	78	(9)%
India, Heavy- and Medium-Duty Trucks	7	93	(92)%	98	326	(70)%
The third quarter of fiscal year 2020 was significantly impacted by production shut-downs attributable to the COVID-19 pandemic. We expect production volumes to increase in the fourth quarter of fiscal year 2020 in comparison with the third quarter of fiscal 2020. However, volumes in the fourth quarter of fiscal year 2020 are expected to be significantly lower than those experienced in fiscal year 2019.

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

China:
During fiscal year 2020, we expect production volumes to slightly increase from the levels experienced in fiscal year 2019.

India:
During fiscal year 2020, we expect production volumes to significantly decrease from the levels experienced in fiscal year 2019.

Industry-Wide Issues and Other Significant Issues
Our business continues to address a number of challenging industry-wide issues, including the following:
•Uncertainty regarding the duration and severity of the COVID-19 pandemic and its effects on public health, the global economy, financial markets and operations, including additional expense related to enhancing safety measures for our employees;
•Uncertainty around the global economic outlook;
•Volatility in price and availability of steel, components, transportation costs and other commodities, including energy;
•Potential for disruptions in the financial markets and their impact on the availability and cost of credit;
•Impact of currency exchange rate volatility; and

MERITOR, INC.
•Consolidation and globalization of OEMs and their suppliers.
Other significant factors that could affect our results and liquidity include:
•Significant contract awards or losses of existing contracts or failure to negotiate acceptable terms in contract renewals;
•Ability to successfully execute and implement strategic initiatives, including the ability to launch a significant number of new products, potential product quality issues, and obtain new business;
•Ability to manage possible adverse effects on European markets or our European operations, or financing arrangements related thereto, following the United Kingdom's decision to exit the European Union, or in the event one or more other countries exit the European monetary union;
•Ability to further implement planned productivity, cost reduction and other margin improvement initiatives;
•Ability to work with our customers to manage rapidly changing production volumes, including in the event of production interruptions affecting us, our customers or our suppliers;
•Competitively driven price reductions to our customers or potential price increases from our suppliers;
•Additional restructuring actions and the timing and recognition of restructuring charges, including any actions associated with prolonged softness in markets in which we operate;
•Higher-than-planned warranty expenses, including the outcome of known or potential recall campaigns;
•Uncertainties of asbestos claim, environmental and other legal proceedings, the long-term solvency of our insurance carriers and the potential for higher-than-anticipated costs resulting from environmental liabilities, including those related to site remediation;
•Significant pension costs; and
•Restrictive government actions (such as restrictions on transfer of funds and trade protection measures, including import and export duties, quotas and customs duties and tariffs).

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Income (loss) from continuing operations attributable to the company	$(36)	$85	$243	$248
Restructuring	12	(1)	27	(2)
Asset impairment charges, net of noncontrolling interests	—	1	—	1
Non-cash tax expense (benefit) (1)	(8)	20	9	47
U.S. tax reform impacts (2)	—	(2)	—	(9)
Asbestos related liability remeasurement (3)	—	—	—	(31)
Income from WABCO distribution termination	—	—	(265)	—
Income tax expense (benefit) (4)	(2)	—	55	6
Transaction costs (5)	—	—	5	—
Adjusted income (loss) from continuing operations attributable to the company	$(34)	$103	$74	$260

Diluted earnings (loss) per share from continuing operations	$(0.50)	$0.99	$3.19	$2.86
Impact of adjustments on diluted earnings per share	0.03	0.21	(2.22)	0.14
Adjusted diluted earnings (loss) per share from continuing operations	$(0.47)	$1.20	$0.97	$3.00

MERITOR, INC.

(1) Represents tax expense (benefit) related to the use of deferred tax assets in jurisdictions with net operating loss carry forwards or tax credits.
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
(4) The three months ended June 30, 2020 includes $2 million of income tax benefits related to restructuring. The nine months ended June 30, 2020 includes $62 million of income tax expense related to the WABCO distribution arrangement termination, $6 million of income tax benefits related to restructuring and $1 million of income tax benefits related to AxleTech transaction costs. The nine months ended June 30, 2019 includes $6 million of income tax expense related to the remeasurement of the Maremont net asbestos liability based on the Maremont prepackaged plan of reorganization.
(5) Represents transaction fees and inventory step-up amortization related to the acquisitions of AxleTech and TransPower.

Free cash flow is reconciled to cash provided by operating activities below (in millions).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Cash provided by (used for) operating activities	$(102)	$143	$188	$194
Capital expenditures	(12)	(19)	(45)	(63)
Free cash flow	$(114)	$124	$143	$131

Free cash flow conversion(1)	N/A	120%	193%	50%
(1) Represents free cash flow divided by adjusted income from continuing operations.

MERITOR, INC.

Adjusted EBITDA and segment adjusted EBITDA are reconciled to net income (loss) attributable to Meritor, Inc. below (dollars in millions).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to Meritor, Inc.	$(36)	$86	$244	$248
Loss (income) from discontinued operations, net of tax, attributable to Meritor, Inc.	—	(1)	(1)	—
Income (loss) from continuing operations, net of tax, attributable to Meritor, Inc.	$(36)	$85	$243	$248

Interest expense, net	17	14	47	43
Provision (benefit) for income taxes	(13)	21	73	69
Depreciation and amortization	24	21	74	64
Noncontrolling interests	2	3	5	7
Loss on sale of receivables	1	2	3	5
Asset impairment charges	—	1	—	1
Asbestos related liability remeasurement	—	—	—	(31)
Restructuring	12	(1)	27	(2)
Transaction costs	—	—	5	—
Income from WABCO distribution termination	—	—	(265)	—
Adjusted EBITDA	$7	$146	$212	$404

Adjusted EBITDA margin (1)	1.4%	12.5%	9.3%	12.0%

Unallocated legacy and corporate expense (income), net (2)	1	1	(4)	—
Segment adjusted EBITDA	$8	$147	$208	$404

Commercial Truck (3)
Segment adjusted EBITDA	$(23)	$97	$92	$270
Segment adjusted EBITDA margin (4)	(6.8)%	10.5%	5.6%	10.1%

Aftermarket and Industrial (3)
Segment adjusted EBITDA	$31	$50	116	$134
Segment adjusted EBITDA margin (4)	15.3%	17.7%	15.4%	16.5%
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
(3) Amounts for the three and nine months ended June 30, 2019 have been recast to reflect reportable segment changes.
(4) Segment adjusted EBITDA margin equals segment adjusted EBITDA divided by consolidated sales from continuing operations, either in the aggregate or by segment as applicable.

MERITOR, INC.
Results of Operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

   Sales
The following table reflects total company and business segment sales for the three months ended June 30, 2020 and 2019 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Three Months Ended June 30,				Dollar Change Due To
	2020	2019 (1)	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck
North America	$164	$528	$(364)	(69)%	$—	$(364)
Europe	70	180	(110)	(61)%	(2)	(108)
South America	21	67	(46)	(69)%	(7)	(39)
China	41	44	(3)	(7)%	(2)	(1)
India	5	53	(48)	(91)%	—	(48)
Other	14	18	(4)	(22)%	—	(4)
Total External Sales	$315	$890	$(575)	(65)%	$(11)	$(564)
Intersegment Sales	21	35	(14)	(40)%	(1)	(13)
Total Sales	$336	$925	$(589)	(64)%	$(12)	$(577)

Aftermarket and Industrial
North America	$164	$253	$(89)	(35)%	$(1)	$(88)
Europe	33	23	10	43%	—	10
Other	2	—	2	N/A	—	2
Total External Sales	$199	$276	$(77)	(28)%	$(1)	$(76)
Intersegment Sales	4	6	(2)	(33)%	—	(2)
Total Sales	$203	$282	$(79)	(28)%	$(1)	$(78)

Total External Sales	$514	$1,166	$(652)	(56)%	$(12)	$(640)
(1) Amounts for the three months June 30, 2019 have been recast to reflect reportable segment changes.
Commercial Truck sales were $336 million in the third quarter of fiscal year 2020, down 64 percent compared to the third quarter of fiscal year 2019. The decrease in sales in the third quarter of fiscal year 2020 was primarily due to lower volumes driven by decreased customer demand and government mandates as a result of the COVID-19 pandemic. The majority of the company’s production facilities were idled during the month of April with production increasing throughout the remainder of the quarter.

Aftermarket and Industrial sales were $203 million in the third quarter of fiscal year 2020, down 28 percent compared to the third quarter of fiscal year 2019. While Aftermarket facilities were not idled during the third quarter of fiscal year 2020, sales were lower in comparison with fiscal year 2019 due to changes in customer demand and the impact from the termination of the WABCO distribution arrangement. Industrial sales were also down, driven primarily by decreased volumes as a result of the impact of the COVID-19 pandemic, partially offset by the revenue generated from the AxleTech business.

MERITOR, INC.

	Three Months Ended June 30,
	2020	2019	Dollar Change	% Change
Sales	$514	$1,166	$(652)	(56)%
Cost of sales	(486)	(987)	501	51%
GROSS PROFIT	28	179	(151)	(84)%
Selling, general and administrative	(52)	(73)	21	29%
Other operating expense, net	(17)	(2)	(15)	750%
Other income, net	12	10	2	20%
Equity in earnings of affiliates	(1)	9	(10)	(111)%
Interest expense, net	(17)	(14)	(3)	(21)%
INCOME (LOSS) BEFORE INCOME TAXES	(47)	109	(156)	(143)%
Benefit (provision) for income taxes	13	(21)	34	162%
INCOME (LOSS) FROM CONTINUING OPERATIONS	(34)	88	(122)	(139)%
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	1	(1)	(100)%
NET INCOME (LOSS)	(34)	89	(123)	(138)%
Less: Net income attributable to noncontrolling interests	(2)	(3)	1	(33)%
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$(36)	$86	$(122)	(142)%

Cost of Sales and Gross Profit
Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended June 30, 2020 was $486 million compared to $987 million in the same period in the prior fiscal year, representing a decrease of 51 percent, primarily driven by decreased market volumes. Total cost of sales was 94.6 and 84.6 percent of sales for the three-month periods ended June 30, 2020 and 2019, respectively.
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel, and purchased components. Material costs for the three months ended June 30, 2020 decreased $439 million compared to the same period in the prior fiscal year primarily due to significantly lower volumes. The majority of the company’s manufacturing facilities were idled during the month of April 2020 with production increasing throughout the remainder of the third quarter of fiscal year 2020.
Labor and overhead costs decreased by $67 million compared to the same period in the prior fiscal year primarily due to lower volumes. During the third quarter of fiscal year 2020, we also executed certain actions in order to decrease the impacts of the significantly lower production levels. These actions included hourly employee layoffs and other discretionary spend reductions. Incentive compensation costs were also lower compared to the prior year.
Gross profit was $28 million and $179 million for the three-month periods ended June 30, 2020 and 2019, respectively. Gross profit as a percentage of sales was 5.4 and 15.4 percent for the three-month periods ended June 30, 2020 and 2019, respectively. Gross profit as a percentage of sales decreased as lower sales more than offset the lower material, labor and overhead costs.
Other Income Statement Items
Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2020 and 2019 were $52 million and $73 million, respectively. During the third quarter of fiscal year 2020, we executed certain actions in order to decrease the impacts of the significantly lower production levels. These actions included temporary salary reductions, employee headcount reductions, and other discretionary spend reductions. Incentive compensation costs were also lower compared to the prior year.
Benefit for income taxes was $13 million for the three months ended June 30, 2020 compared to a provision for income taxes of $21 million in the same period in the prior fiscal year. The decrease in tax expense is primarily related to losses in certain jurisdictions that do not have a tax valuation allowance.

MERITOR, INC.
Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins
The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for the three months ended June 30, 2020 and 2019 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Three Months Ended June 30,			Three Months Ended June 30,
	2020	2019 (1)	Change	2020	2019 (1)	Change
Commercial Truck	$(23)	97	$(120)	(6.8)%	10.5%	(17.3)	pts
Aftermarket and Industrial	31	50	(19)	15.3%	17.7%	(2.4)	pts
Segment adjusted EBITDA	$8	$147	$(139)	1.6%	12.6%	(11)	pts
(1) Amounts for the three months ended June 30, 2019 have been recast to reflect reportable segment changes.

Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck	Aftermarket and Industrial	TOTAL
Segment adjusted EBITDA– Quarter ended June 30, 2019 (1)	$97	$50	$147
Lower earnings from unconsolidated affiliates	(10)	—	(10)
Impact of foreign currency exchange rates	(8)	(2)	(10)
Cost reduction actions	22	9	31
Volume, mix, pricing and other	(124)	(26)	(150)
Segment adjusted EBITDA – Quarter ended June 30, 2020	$(23)	$31	$8
(1) Amounts for the three months ended June 30, 2019 have been recast to reflect reportable segment changes.
`
Commercial Truck segment adjusted EBITDA was $(23) million in the third quarter of fiscal year 2020, down $120 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin decreased from 10.5 percent in the third quarter of fiscal year 2019 to (6.8) percent in the third quarter of fiscal year 2020. The decrease in segment adjusted EBITDA and segment adjusted EBITDA margin were driven primarily by significantly decreased market volumes for most regions across the segment due to the COVID-19 pandemic, partially offset by cost reduction actions executed in the third quarter of fiscal year 2020.

Aftermarket and Industrial segment adjusted EBITDA was $31 million in the third quarter of fiscal year 2020, down $19 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin decreased from 17.7 percent in the third quarter of fiscal year 2019 to 15.3 percent in the third quarter of fiscal year 2020. The decrease in segment adjusted EBITDA and segment adjusted EBITDA margin was driven primarily by lower volumes, partially offset by the cost reduction actions executed in the third quarter of fiscal year 2020.

MERITOR, INC.
Results of Operations
Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019

   Sales
The following table reflects total company and business segment sales for the nine months ended June 30, 2020 and 2019 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Nine Months Ended June 30,				Dollar Change Due To
	2020	2019 (1)	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck
North America	$877	$1,481	$(604)	(41)%	$—	$(604)
Europe	351	536	(185)	(35)%	(10)	(175)
South America	124	180	(56)	(31)%	(20)	(36)
China	101	129	(28)	(22)%	(4)	(24)
India	49	172	(123)	(72)%	—	(123)
Other	42	66	(24)	(36)%	(1)	(23)
Total External Sales	$1,544	$2,564	$(1,020)	(40)%	$(35)	$(985)
Intersegment Sales	86	114	(28)	(25)%	(4)	(24)
Total Sales	$1,630	$2,678	$(1,048)	(39)%	$(39)	$(1,009)

Aftermarket and Industrial
North America	$620	$721	$(101)	(14)%	$(1)	$(100)
Europe	118	75	43	57%	(3)	46
Other	4	—	4	N/A	—	4
Total External Sales	$742	$796	$(54)	(7)%	$(4)	$(50)
Intersegment Sales	13	15	(2)	(13)%	(2)	—
Total Sales	$755	$811	$(56)	(7)%	$(6)	$(50)

Total External Sales	$2,286	$3,360	$(1,074)	(32)%	$(39)	$(1,035)
(1) Amounts for the nine months ended June 30, 2019 have been recast to reflect reportable segment changes.

Commercial Truck sales were $1,630 million in the first nine months of fiscal year 2020, down 39 percent compared to the first nine months of fiscal year 2019. Lower sales were driven by significantly lower market volumes driven by decreased customer demand and government mandates as a result of the COVID-19 pandemic. The majority of our production facilities were idled during the month of April with production increasing throughout the remainder of the quarter.
Aftermarket and Industrial sales were $755 million in the first nine months of fiscal year 2020, down 7 percent compared to the first nine months of fiscal year 2019. Lower sales were primarily driven by by decreased volumes across the segment. While Aftermarket sites were not idled during the third quarter of fiscal year 2020, sales were lower compared to fiscal year 2019 due to changes in customer demand and the impact from the termination of the WABCO distribution arrangement. Industrial sales were also down, driven primarily by decreased volumes as a result of the impact of the COVID-19 pandemic, partially offset by the revenue generated from the AxleTech business.

MERITOR, INC.

	Nine months ended June 30,
	2020	2019	Dollar Change	% Change
Sales	$2,286	$3,360	$(1,074)	(32)%
Cost of sales	(2,017)	(2,866)	849	30%
GROSS PROFIT	269	494	(225)	(46)%
Selling, general and administrative	(181)	(180)	(1)	(1)%
Income from WABCO distribution termination	265	—	265	N/A
Other operating expense, net	(32)	(1)	(31)	3,100%
Other income, net	36	30	6	20%
Equity in earnings of affiliates	11	24	(13)	(54)%
Interest expense, net	(47)	(43)	(4)	(9)%
INCOME BEFORE INCOME TAXES	321	324	(3)	(1)%
Provision for income taxes	(73)	(69)	(4)	(6)%
INCOME FROM CONTINUING OPERATIONS	248	255	(7)	(3)%
INCOME FROM DISCONTINUED OPERATIONS, net of tax	1	(1)	2	200%
NET INCOME	249	255	(6)	(2)%
Less: Net income attributable to noncontrolling interests	(5)	(7)	2	(29)%
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$244	$248	$(4)	(2)%

Cost of Sales and Gross Profit
Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the nine months ended June 30, 2020 was $2,017 million compared to $2,866 million in the same period in the prior fiscal year, representing a decrease of 30 percent, primarily driven by decreased market volumes. Total cost of sales was 88.2 and 85.3 percent of sales for the nine-month periods ended June 30, 2020 and 2019, respectively.
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel, and purchased components. Material costs for the nine months ended June 30, 2020 decreased $749 million compared to the same period in the prior fiscal year primarily due to significantly lower volumes. The third quarter of fiscal year 2020 was significantly impacted by the idling of production facilities. The majority of the company’s manufacturing facilities were idled during the month of April 2020 with production increasing throughout the remainder of the third quarter of fiscal year 2020.
Labor and overhead costs decreased by $110 million compared to the same period in the prior fiscal year primarily due to lower volumes. During the third quarter of fiscal year 2020, we executed certain actions in order to decrease the impacts of the significantly lower production levels. These actions included hourly employee layoffs and other discretionary spend reductions. Incentive compensation costs were also lower compared to the prior year.
Gross profit was $269 million and $494 million for the nine-month periods ended June 30, 2020 and 2019, respectively. Gross profit as a percentage of sales was 11.8 and 14.7 percent for the nine-month periods ended June 30, 2020 and 2019, respectively. Gross profit as a percentage of sales decreased as lower sales more than offset the lower material, labor and overhead costs.
Other Income Statement Items
Selling, general and administrative expenses for the nine months ended June 30, 2020 and 2019 were $181 million and $180 million, respectively. We recognized $31 million of income related to remeasuring the Maremont asbestos liability based on the terms of the plan of reorganization in the first quarter of fiscal year 2019 (see Note 20 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report). Excluding Maremont, SG&A was lower primarily due to certain actions executed in the third quarter of fiscal year 2020 in order to decrease the impacts of the significantly lower production levels. These actions included temporary salary reductions, employee headcount reductions, and other discretionary spend reductions. Incentive compensation costs were also lower compared to the prior year. This was partially offset by additional costs generated from our AxleTech business, which was acquired in the fourth quarter of fiscal year 2019, as well as higher electrification costs.

MERITOR, INC.
Provision for income taxes was $73 million in the first nine months of fiscal year 2020 compared to $69 million in the same period in the prior fiscal year. The increase in tax expense is primarily related to the tax effect on the proceeds received from the termination of the WABCO distribution arrangement, largely offset lower earnings in certain jurisdictions that do not have a tax valuation allowance.
Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins
The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for the nine months ended June 30, 2020 and 2019 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Nine Months Ended June 30,			Nine Months Ended June 30,
	2020	2019 (1)	Change	2020	2019 (1)	Change
Commercial Truck	$92	$270	$(178)	5.6%	10.1%	(4.5)	pts
Aftermarket and Industrial	116	134	(18)	15.4%	16.5%	(1.1)	pts
Segment adjusted EBITDA	$208	$404	$(196)	9.1%	12.0%	(2.9)	pts
(1) Amounts for the nine months ended June 30, 2019 have been recast to reflect reportable segment changes.

Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck	Aftermarket and Industrial	TOTAL
Segment adjusted EBITDA– Nine months ended June 30, 2019 (1)	$270	$134	$404
Lower earnings from unconsolidated affiliates	(13)	—	(13)
Impact of foreign currency exchange rates	(15)	(4)	(19)
Cost savings actions	22	9	31
Volume, mix, pricing and other	(172)	(23)	(195)
Segment adjusted EBITDA – Nine months ended June 30, 2020	$92	$116	$208
(1) Amounts for the nine months ended June 30, 2019 have been recast to reflect reportable segment changes.

Commercial Truck segment adjusted EBITDA was $92 million in the first nine months of fiscal year 2020, down $178 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin decreased from 10.1 percent in the first nine months of fiscal year 2019 to 5.6 percent in the first nine months of fiscal year 2020. The decrease in segment adjusted EBITDA and segment adjusted EBITDA margin were driven primarily by significantly decreased market volumes for most regions across the segment, primarily due to the COVID-19 pandemic, partially offset by the cost reduction actions executed in the third quarter of fiscal year 2020 and lower incentive compensation costs.
Aftermarket and Industrial segment adjusted EBITDA was $116 million in the first nine months of fiscal year 2020, down $18 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin decreased from 16.5 percent in the first nine months of fiscal year 2019 to 15.4 percent in the first nine months of fiscal year 2020. The decrease in segment adjusted EBITDA and segment adjusted EBITDA margin was driven primarily by lower volumes, partially offset by the cost reduction actions executed in the third quarter of fiscal year 2020 and lower incentive compensation costs.

MERITOR, INC.
Financial Condition
Cash Flows (in millions)

	Nine Months Ended June 30,
	2020	2019
OPERATING CASH FLOWS
Income from continuing operations	$248	$255
Depreciation and amortization	74	64
Deferred income tax expense (benefit)	(4)	27
Restructuring costs	27	(2)
Equity in earnings of affiliates	(11)	(24)
Pension and retiree medical income	(31)	(28)
Asbestos related liability remeasurement	—	(31)
Dividends received from equity method investments	8	14
Pension and retiree medical contributions	(11)	(12)
Restructuring payments	(21)	(2)
Changes in receivables, inventories and accounts payable	11	(96)
Changes in off-balance sheet accounts receivable factoring	(104)	41
Changes in other current assets and liabilities	(26)	(21)
Changes in other assets and liabilities	25	(3)
Other, net	3	13
Cash flows provided by continuing operations	188	196
Cash flows used for discontinued operations	—	(2)
CASH PROVIDED BY OPERATING ACTIVITIES	$188	$194

Cash provided by operating activities in the first nine months of fiscal year 2020 was $188 million compared to $194 million in the same period of fiscal year 2019. The decrease in cash provided by operating activities was driven primarily by lower revenues, partially offset by $265 million of cash received from the WABCO distribution arrangement termination in the second quarter of fiscal year 2020.

	Nine Months Ended June 30,
	2020	2019
INVESTING CASH FLOWS
Capital expenditures	$(45)	$(63)
Cash paid for acquisition of TransPower, net of cash acquired	(13)	(6)
Other investing activities	9	17
CASH USED FOR INVESTING ACTIVITIES	$(49)	$(52)

Cash used for investing activities was $49 million in the first nine months of fiscal year 2020 compared to $52 million in the same period in fiscal year 2019.

MERITOR, INC.

	Nine Months Ended June 30,
	2020	2019
FINANCING CASH FLOWS
Securitization	$(8)	$—
Borrowings against revolving line of credit	304	—
Repayments of revolving line of credit	(304)	(46)
Proceeds from debt issuances	300	—
Redemption of notes	—	(24)
Deferred issuance costs	(4)	(4)
Term loan payments	(6)	—
Other financing activities	(1)	(2)
Net change in debt	281	(76)
Repurchase of common stock	(241)	(71)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$40	$(147)

Cash provided by financing activities was $40 million in the first nine months of fiscal year 2020 compared to cash used for financing activities of $147 million in the same period of fiscal year 2019. The increase in cash provided by financing activities is primarily related to the net proceeds from the offering of the 2025 Notes, offset by share repurchases that occurred in the first half of fiscal year 2020.
Liquidity
Our outstanding debt, net of discounts and unamortized debt issuance costs, where applicable, is summarized in the table below (in millions).

	June 30, 2020	September 30, 2019
Fixed-rate debt securities	$740	$444
Fixed-rate convertible notes	343	342
Unamortized discount on convertible notes	(30)	(34)
Term loan	168	175
Other borrowings	6	16
Total debt	$1,227	$943

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
We believe our current financing arrangements provide us with the financial flexibility required to maintain our operations during the uncertain times of the COVID-19 pandemic and fund future growth, including actions required to improve our

MERITOR, INC.
market share and further diversify our global operations, through the term of our revolving credit facility, which matures in June 2024.
Sources of liquidity as of June 30, 2020, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 6/30/2020	Readily Available as of 6/30/2020	Current Expiration
On-balance sheet arrangements:
Revolving credit facility (1)	$625	$—	$625	June 2024 (1)
Committed U.S. accounts receivable securitization (2)	95	—	65	December 2022
Total on-balance sheet arrangements	$720	$—	$690
Off-balance sheet arrangements: (2)
Committed Swedish factoring facility (3)(4)	$174	$73	$—	March 2024
Committed U.S. factoring facility (3)	75	26	—	February 2023
Uncommitted U.K. factoring facility	28	3	—	February 2022
Uncommitted Italy factoring facility	34	13	—	June 2022
Other uncommitted factoring facilities (5)	N/A	11	N/A	N/A
Total off-balance sheet arrangements	$311	$126	$—
Total available sources	$1,031	$126	$690
(1)The availability under the revolving credit facility is subject to a priority debt-to-EBITDA ratio covenant. The facility will expire in November 2023 if the outstanding amount of the 6.25 percent notes due 2024 is greater than $75 million at that time.
(2)Availability subject to adequate eligible accounts receivable available for sale.
(3)Actual amounts may exceed the bank's commitment at the bank's discretion.
(4)The facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through June 22, 2021.
(5)There is no explicit facility size under the agreement, but the counterparty approves the purchase of receivable tranches at its discretion.
Cash and Liquidity Needs – At June 30, 2020, we had $280 million in cash and cash equivalents, of which $13 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. We plan to repatriate approximately $10 million of this cash, of which no withholding taxes are expected to be owed. In addition, we plan to utilize ongoing cash flow from domestic operations and external borrowings, to meet our liquidity needs in the U.S.
Our availability under the revolving credit facility is subject to a priority debt-to-EBITDA ratio covenant, as defined in the credit agreement, which may limit our borrowings under such agreement as of each quarter end. As long as we are in compliance with this covenant as of the quarter end, we have full availability under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At June 30, 2020, we were in compliance with the priority debt to EBITDA ratio covenant with a ratio of approximately 0.36x, which includes the income recognized related to the termination of the WABCO distribution arrangement.
Equity Repurchase Authorization – On November 7, 2019, the Board of Directors authorized the repurchase of up to $325 million of the company's common stock, which was an increase from the prior $250 million authorization approved on July 26, 2019. Repurchases can be made from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. During fiscal year 2019, the company repurchased 1.3 million shares of common stock for $25 million (including commission costs) pursuant to this common stock repurchase authorization. During the first quarter of fiscal year 2020, the company repurchased 4.9 million shares of common stock for $100 million (including commission costs) pursuant to this authorization. During the second quarter of fiscal year 2020, the company repurchased 5.6 million shares of common stock for $141 million (including commission costs) pursuant to this authorization. As of June 30, 2020, the amount remaining available for repurchases under this common stock repurchase authorization was $59 million. On March 25, 2020, we suspended activity under our share repurchase program as a result of uncertainties in the global economy due to the COVID-19 pandemic.
On November 2, 2018, our Board of Directors authorized the repurchase of up to $200 million of our common stock from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal

MERITOR, INC.
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

Debt Repurchase Authorization – On November 2, 2018, our Board of Directors authorized the repurchase of up to $100 million aggregate principal amount of any of our debt securities (including convertible debt securities) from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and our debt covenants. The amount remaining available for repurchases under this repurchase authorization was $76 million as of June 30, 2020 and September 30, 2019.
Revolving Credit Facility – The revolving credit facility is discussed in Note 17 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
Issuance of 2025 Notes – On June 8, 2020, we completed the offering and sale of $300 million aggregate principal amount of the company’s 2025 Notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to non-U.S. persons in offshore transactions in reliance on Regulations S under the Securities Act, in a private placement, exempt from the registration requirements of the Securities Act. The 2025 Notes are discussed in Note 17 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
Other – Refer to Note 17 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
Credit Ratings – At July 27, 2020, our Standard & Poor’s corporate credit rating and senior unsecured credit rating were BB and BB-, respectively, and our Moody’s Investors Service corporate credit rating and senior unsecured credit rating were Ba3 and B1, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
Subsidiary Guarantees of Debt – Certain of the company's 100% owned subsidiaries, as defined in the credit agreement (collectively, the "Guarantors") irrevocably and unconditionally guarantee amounts outstanding under the senior secured revolving credit facility on a joint and several basis. Similar subsidiary guarantees are provided for the benefit of the holders of the notes outstanding under the company's indentures. The notes are guaranteed on a senior unsecured basis by each of the company’s subsidiaries from time to time guaranteeing its senior secured credit facility, as it may be amended, extended, replaced or refinanced, or any subsequent credit facility. The guarantees remain in effect until the earlier to occur of payment in full of the notes or termination or release of the applicable corresponding guarantee under the company’s senior secured credit facility, as it may be amended, extended, replaced or refinanced, or any subsequent credit facility. The guarantees rank equally with existing and future senior unsecured indebtedness of the Guarantors and are effectively subordinated to all of the existing and future secured indebtedness of the Guarantors, to the extent of the value of the assets securing such indebtedness.

The following represents summarized financial information, in millions, of Meritor Inc (“Parent”) and the Guarantors (collectively, “the Combined Entities”). The information has been prepared on a combined basis and excludes any investments of the Parent or Guarantors in non-guarantor subsidiaries. Intercompany transactions and amounts between the Combined Entities have been eliminated.

MERITOR, INC.

Statement of Operations Information	Nine Months ended June 30, 2020	Year ended September 30, 2019
Net Sales	$1,409	$2,731
Gross profit	157	368
Net income from continuing operations	389	708
Net income	390	709
Net income attributable to Meritor, Inc.	390	709

Balance Sheet Information	June 30, 2020	September 30, 2019
Current Assets	$568	$447
Non-current Assets	1,154	1,178
Current Liabilities	386	559
Non-current Liabilities	1,792	1,376

Redeemable Preferred Stock	—	—
Noncontrolling Interest	—	—

At June 30, 2020 and September 30, 2019, amounts owed by the Combined Entities to non-guarantor entities totaled approximately $105 million and $13 million, respectively, and amounts owed to the Combined Entities from non-guarantor entities totaled approximately $153 million and $202 million, respectively. For the nine months ended June 30, 2020, intercompany sales from the Combined Entities to non-guarantor subsidiaries was $60 million. For the nine months ended June 30, 2020, intercompany sales from non-guarantor subsidiaries to the Combined Entities was $75 million. For the year ended September 30, 2019, intercompany sales from the Combined Entities to non-guarantor subsidiaries was $110 million. For the year ended September 30, 2019, intercompany sales from non-guarantor subsidiaries to the Combined Entities was $201 million.
Off-Balance Sheet Arrangements
Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with a total amount utilized at June 30, 2020 of $126 million, of which $99 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $27 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.
The Swedish facility is backed by a 364-day liquidity commitment from Nordea Bank, which was renewed through June 22, 2021. Commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in the case of the U.K. and Italy commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).
Letter of Credit Facilities – On February 21, 2014, we entered into an arrangement to amend and restate the letter of credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and the other lenders party thereto. Under the terms of this amended credit agreement, which expired in March 2019, we had the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $25 million. This facility contained covenants and events of default generally similar to those existing in our public debt indentures. On March 20, 2019, we allowed this facility to expire. The letters of credit previously provided under this facility were replaced with letters of credit issued under our U.S. accounts receivable securitization facility with PNC Bank. There were $8 million of letters of credit outstanding through other letter of credit facilities as of both June 30, 2020 and September 30, 2019.
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

MERITOR, INC.

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase (Decrease) in
Foreign Currency Sensitivity:
Forward contracts in USD (1)	$(1.0)	$1.0	Fair Value
Forward contracts in Euro (1)	(0.7)	0.7	Fair Value
Foreign currency denominated debt (2)	0.4	(0.4)	Fair Value
Foreign currency option contracts in Euro	(0.4)	1.9	Fair Value

	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase (Decrease) in
Interest Rate Sensitivity:
Debt – fixed rate (3)	$(34.5)	$36.4	Fair Value
Debt – variable rate	(0.8)	0.8	Cash flow
(1) Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.
(2)At June 30, 2020, the fair value of outstanding foreign currency denominated debt was $3.8 million. A 10% decrease in quoted currency exchange rates would result in a decrease of $0.4 million in foreign currency denominated debt. At June 30, 2020, a 10% increase in quoted currency exchange rates would result in an increase of $0.4 million in foreign currency denominated debt.
(3)At June 30, 2020, the fair value of outstanding debt was $1,291 million. A 50 basis points decrease in quoted interest rates would result in an increase of $36.4 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in a decrease of $34.5 million in the fair value of fixed rate debt.

MERITOR, INC.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
April 1- 30, 2020	—	$—	—	$59,199,494
May 1- 31, 2020	—	$—	—	$59,199,494
June 1 - 30, 2020	—	$—	—	$59,199,494
Total	—		—	59,199,494
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
(2) On March 25, 2020, the company suspended activity under its share repurchase program as a result of uncertainties in the global economy due to the COVID-19 pandemic.
The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. There were no shares withheld in the third quarter of fiscal 2020 to satisfy tax obligations for exercise of options. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the third quarter of fiscal 2020 to satisfy tax obligations upon the vesting of restricted shares. The company does not believe such purchases or transactions described above are issuer repurchases for the purposes of this Item 2 of Part II of this Quarterly Report on Form 10-Q.

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

4-a
Eighth Supplemental Indenture, dated as of June 8, 2020, to the Indenture, dated as of April 1, 1998, between Meritor, U.S. Bank National Association, as trustee, and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as predecessor trustee, filed as Exhibit 4-a to Meritor's Current Report on Form 8-K filed on June 8, 2020, is incorporated herein by reference.

10-a**
Amendment No. 2 to Fourth Amended and Restated Credit Agreement and Amendment No. 2 to Third Amended and Restated Pledge and Security Agreement, dated as of June 26, 2020, among Meritor, the subsidiaries named therein, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

22**	Guarantor Subsidiaries of Meritor Inc.
31-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act
31-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
32-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350
32-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350
101.INS	Inline XBRL INSTANCE DOCUMENT - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
** Filed herewith.

MERITOR, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERITOR, INC.

Date:	July 29, 2020	By:	/s/	Scott M. Confer
Scott M. Confer
Interim Chief Legal Officer and Corporate Secretary
(For the registrant)

Date:	July 29, 2020	By:	/s/	Carl D. Anderson II
Carl D. Anderson II
Senior Vice President, Chief Financial Officer

Date:	July 29, 2020	By:	/s/	Paul D. Bialy
Paul D. Bialy
Vice President, Chief Accounting Officer