Form 10-K
period 2020-09-27
MERITOR, INC.
filed 2020-11-12
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 27, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ☐ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ☒ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ☐ ]       No [ ☒ ]
     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2020 (the last business day of the most recently completed second fiscal quarter) was approximately $1,024,560,711
72,311,617 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on November 11, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information contained in the definitive Proxy Statement for the Annual Meeting of Shareholders of the registrant to be held on January 28, 2021 is incorporated by reference into Part III.

ii

PART I
Item 1. Business.

Overview

Meritor, Inc., headquartered in Troy, Michigan, is a premier global supplier of a broad range of integrated systems, modules and components to original equipment manufacturers ("OEMs") and the aftermarket for the commercial vehicle, transportation and industrial sectors. We serve commercial truck, trailer, military, bus and coach, construction, and other industrial OEMs and certain aftermarkets. Our principal products are axles, drivelines, brakes, and suspension systems. As used in this Annual Report on Form 10-K, the terms "company," "Meritor," "we," "us" and "our" include Meritor, its consolidated subsidiaries and its predecessors unless the context indicates otherwise.

Meritor serves a broad range of customers worldwide, including medium- and heavy-duty truck OEMs, specialty vehicle manufacturers, certain aftermarkets, and trailer producers. Our total sales from continuing operations in fiscal year 2020 were approximately $3 billion. Our ten largest customers accounted for approximately 69 percent of fiscal year 2020 sales from continuing operations. Sales from operations outside North America accounted for approximately 35 percent of total sales from continuing operations in fiscal year 2020. Our continuing operations also participated in four unconsolidated joint ventures, which we accounted for under the equity method of accounting and that generated revenues of approximately $0.7 billion in fiscal year 2020.

Our fiscal year ends on the Sunday nearest to September 30. Fiscal year 2020 ended on September 27, 2020, fiscal year 2019 ended on September 29, 2019, and fiscal year 2018 ended on September 30, 2018. All year and quarter references relate to our fiscal year and fiscal quarters unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end.

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
•Uncertainty around the global market outlook;
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

Launch of M2022 Plan

With the completion of our M2019 plan, we have now launched our M2022 Plan, The financial targets we established for our M2022 plan are the following:
•+$300 million in new business
•12.5 percent adjusted EBITDA margin
•$4.00 adjusted diluted earnings per share

•75 percent free cash flow conversion (free cash flow / adjusted income from continuing operations)
(see Non-GAAP Financial Measures in Item 7)
To achieve these aggressive targets, we are focused on four main areas:
•Drive Innovation
•Protect and Grow
•Exceed Customer Expectations
•Enable the Business
Drive Innovation

For 110 years, our products have evolved to meet the changing needs of our customers in major regions of the world. As technology has advanced, we have designed products that are more fuel efficient, lighter weight, safer, more durable and more reliable. During the M2022 cycle, we have targeted the introduction of five new advanced technology products. Our introduction of the Blue Horizon technology brand formalizes our portfolio of advanced solutions for medium and heavy commercial vehicles. With our long history of technical innovation, the product pipeline we expect to bring to market has the potential to transform the value we deliver to customers. Our Blue Horizon brand represents a product portfolio that offers advanced efficiency, connectivity and electric solutions for our customers. It leverages our legacy as a proven partner, yet opens up new possibilities as we evolve.

As the demand for efficiency continues to accelerate, we have developed, or are in the process of developing, several new products including:

•Dis-engageable tandem drive axle that provides the efficiency of a 6x2 with traction of 6x4
•Air disc brake positive pad retraction that eliminates drag for increased fuel economy and pad life
•Super-fast ratios that enable slower revolutions per minute ("RPM") at cruise speed for highway use (every 100 RPM reduced at speed translates to approximately 1% better fuel efficiency)
•Composite drivelines made of carbon fiber mesh with an overlay of fiberglass that can save up to 100 pounds or 45 kilograms over a standard driveline offering more cargo capacity and lessening the overall weight of the vehicle
•Advanced lube management system that uses electronics and pneumatics to manage critical axle components
We also believe connectivity offers many benefits to end users, vehicle manufacturers and Tier 1 suppliers like us. Similar to the increase in demand for smart home devices, our engineers are finding more areas where we can transform our offerings into smart products. The two main areas we are exploring include:
•Real time information to monitor and record product performance for various duty cycles
•Intelligent maintenance that provides sensors to notify of system health, required maintenance and overall vehicle efficiency
We are developing an electronic lube level monitoring device that eliminates the need for certain maintenance procedures saving time and money. For tire inflation, we are using sensors and related electronics that increase safety and improve efficiency via optimized tire pressure. And as manufacturers explore platooning, pairing and autonomous driving, knowing what is happening within the vehicle’s braking system is especially critical. The systems we are developing build upon our current pad wear sensor system and will monitor overall brake health, allowing strategic maintenance decisions as well as safer overall operation.

Meritor’s expanding range of next-generation technologies includes comprehensive solutions for standard axles, remote- mount configurations and fully electric powertrain systems which furthers our goal of becoming the electric drivetrain supplier of choice. Our 14Xe™ ePowertrain is based on the proven 14X axle design which maintains existing axle mounting hardware for ease of OEM integration. The modular system enables the interchangeability of key components, including electric motors, transmissions, gearing, brakes, wheel ends and housings. The 14Xe™ is designed for scalability and can be adapted to fit various powertrain needs based on the vehicle application and duty cycle. This year, we announced an expansion of our electric drivetrain solutions by introducing the 12Xe™ powertrain for Class 4, 5, 6 and 7 applications and the 17Xe™ powertrain for heavy-duty 4x2 and 6x2 trucks.

This 14Xe™ ePowertrain is already receiving acclaims in the automotive industry. This year, we were recognized as a PACEpilot Honoree by Automotive News for our solutions to power Class 4 through 8 trucks and buses with electric powertrains instead of diesel-based systems, in addition to Diesel Progress’ Achievement of the Year and Electric Application of the Year awards.

To help us achieve our objectives in this important area, in fiscal year 2020 we acquired all outstanding common shares of Transportation Power, Inc. this year, a California-based company that supplies integrated drive systems, full electric truck solutions and energy-storage subsystems to major manufacturers of trucks, school buses, refuse vehicles and terminal tractors. Transportation Power has focused exclusively on developing electric drive solutions since its inception in 2010. With this acquisition, we advance our M2022 plan priorities through increased investment in next-generation technologies.

Representing the first Class 8 production contract for electric drivetrains in the industry, we secured an agreement with PACCAR to be its non-exclusive supplier of ePowertrains for its Kenworth T680 and Peterbilt 579 and 520 battery-electric vehicles. We will be the initial launch partner and primary supplier for the integration of functional battery-electric systems on these refuse and heavy-duty chassis. Production is targeted to begin in 2021. We believe we will be the first supplier to begin production of electric powertrains for Class 8 electric vehicles, and we anticipate additional production contracts in 2021.

Protect and Grow

We know that despite changes and volatility in global market conditions, it is important that we generate profitable top-line growth. We designed the M2022 plan to enable us to achieve the growth we are targeting while operating in a cyclical industry that can be greatly impacted by economic factors. We are increasing our market share with key customers, renewing long-term contracts and winning new business in all of our end markets around the globe across both of our reportable segments.

We expect to broaden our relationships with our global strategic customers, earn the business of new customers, increase aftermarket share in core product areas, expand our gear manufacturing, and enter near adjacent markets that we believe will be a good match with our core competencies.

We achieved major milestones in fiscal year 2020 related to next-generation technologies engineered to fit multiple vehicle applications for customers’ needs now and in the future. Through new business awards with global manufacturers and continued evolution of our Blue Horizon™ powertrain solutions, we are establishing Meritor as a leader in transformative technologies for the commercial vehicle industry.

We have a clear view toward maintaining our leading market positions with best-in-class products and services. This year, we introduced new products, including our single piston air disc brake and a range of high efficiency axles which includes a vocational axle that is the first of its type in decades.

We also signed a long-term agreement with Daimler. This contract that extends our relationship through 2027 and places Meritor in standard position for air disc brakes on the Freightliner Cascadia through 2025. Also in our core businesses, we have new contracts for on-highway and trailer axles, and a new award with Iveco Defence for a military application that will be deployed by the Dutch Department of Defense. Our operations in Australia were honored this year with Supplier of the Year awards from PACCAR and Penske, and our Aftermarket business celebrated production of the 100 millionth remanufactured brake shoe – a benchmark no other company has matched to date.

As industry trends continue to drive the need for equipment that complies with environmental and safety-related regulatory provisions, OEMs select suppliers based not only on the cost and quality of their products, but also on their ability to meet stringent environmental and safety requirements and to service and support the customer after the sale. We use our technological and market expertise to develop and engineer products that address mobility, safety, regulatory and environmental concerns. In fiscal year 2019, we published our first sustainability report to share the work we have done in the areas of advanced technologies; environment, health and safety; manufacturing initiatives; human capital, social responsibility and corporate governance, and we will publish an updated report later this year.

Our commitment to designing and manufacturing braking solutions for the commercial vehicle market has resulted in more commercial vehicles in North America having Meritor brakes than brakes made by other brake manufacturer. We believe our EX+ air disc brakes are among the highest performing brakes in the marketplace. We recently announced the launch of our lightweight, single-piston EX+™ LS air disc brake, a next-generation braking solution designed and engineered for linehaul and trailer applications. This brake, which was recognized by Heavy Duty Trucking magazine as a Top 20 Product, will launch for trailers first, then trucks, in fiscal year 2021. With this brake, we are in standard position on Daimler’s Freightliner Cascadia through 2025.

We designed the EX+ LS air disc brake to meet fleet expectations for efficiency, safety and weight reduction. Built with exceptional taper wear control, the new air disc brake is designed and validated to perform like a twin-piston brake. Approximately 9 million of our air disc brakes are in operation globally.

We believe the quality of our core product lines, our ability to service our products through our aftermarket capabilities, and our sales and service support teams give us a competitive advantage. An important element of being a preferred supplier is the ability to deliver service through the entire lifecycle of the product. Also, as our industry becomes more international, our manufacturing footprint around the world and our ability to supply customers with regionally-tailored product solutions are competencies of increasing importance.

Exceed Customer Expectations

In addition to technology and product collaboration, we also meet regularly with our customers to review our performance in a number of other areas including quality, delivery and cost.

In our M2022 plan, we set an overall quality target of less than 20 parts per million ("PPM"). In fiscal year 2020, Meritor achieved a quality score of 36 PPM. We believe this level of quality further differentiates us in the commercial vehicle industry. Also this fiscal year, five of our facilities and three of our joint venture facilities received the Daimler Master of Quality Award. We also received Daimler's Supplier Award for outstanding performance in quality. During a peak North America commercial vehicle market in 2019, we supplied Daimler with 1.3 million axles, brakes and drivelines, all with a low defect rate based on PPM. We were honored to be recognized by Daimler, which has a global reputation for delivering quality products to its customers.

In fiscal year 2020, we also continued our excellent OE delivery performance this year at 99 percent. Despite the impact of the COVID-19 pandemic globally and the challenges it created for the entire supply chain, we maintained a very high delivery rate. Our customers rely on us for this level of delivery performance and it differentiates us from our peers.

We will maintain our focus on driving down operating costs through material cost-reduction and labor and burden improvements with a target achievement of 2 percent improvement per year. We drive material performance with three different approaches: commercial negotiations, best-cost-country sourcing and technical innovation. And, we are improving in labor and burden by addressing several areas simultaneously, including better equipment utilization, reduced changeover time, elimination of waste, improved shift and asset utilization, investing in equipment to improve cycle time and flexibility and employee involvement.

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

Enable the Business

COVID-19 Pandemic

There has never been a time in our company’s history when we were required to cease production at the vast majority of our manufacturing plants within days of each other as was required this year in response to the COVID-19 pandemic. To do this efficiently and safely required a great deal of collaboration and teamwork. These are the characteristics that Meritor employees are known for and were exemplified during this process.

The global impact of the COVID-19 pandemic was significant but when we were allowed to reopen our facilities, we took every action possible to protect our employees while still serving our role as an important part of the supply chain in maintaining the flow of commercial vehicle original equipment and aftermarket products, as well as products required for the manufacturing of specialty and defense vehicles.

We developed a Safe Start plan to protect our employees. It outlined specific policies that were audited at each of our sites including preventative measures in entry and common areas, heat mapping to identify areas that required modifications, personal protective equipment (PPE), wellness checks, visual indicators and the addition of social distance coaches. Safety is our first priority and we will take all necessary precautions to safeguard our employees – in each of our manufacturing plants, labs, distribution centers and offices. To ensure that we followed best practices across the industry, our general auditor assumed the additional role of Chief Safety Compliance Officer.

Every day, the safety of our employees is our top priority. Total case rate is a measure of recordable workplace injuries normalized per 100 employees per year. Our target under the M2022 plan is to achieve a case rate of less than 0.55. In fiscal year 2020, we achieved an overall total recordable case rate of 0.57 injuries per 200,000 hours worked, compared to 0.59 in the prior year. More than 50 percent of our facilities reported no recordable workplace injuries during fiscal year 2020.

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

We have established various development and training programs to help our employees grow as we grow. For managers, we offer eLearning modules and courses that address important areas for advancement including accountability, delegation, and providing and receiving feedback. For certain director-level employees, we offer Leadership Edge - a program whose objective is to develop advanced leadership skills, prepare high-potential leaders for senior level positions and strengthen business acumen. And for certain senior-level leaders, we offer the Summit leadership development program, which provides executive coaching, the opportunity to attend specific executive training sessions tailored to each individual’s background and career goals, participation in a MBA-level finance course, if needed, and engagement in mentorship opportunities with a member of Meritor’s Board of Directors. To ensure we provide a rich experience for our employees, we will continue to measure employee engagement to build on the competencies that are important to our future.

Another objective in this area is to drive inclusiveness. We want to be leaders in this area. Executives facilitated focus groups this year with diverse employees and identified themes from those discussions that provided opportunities for improvement. Those themes were related to promotion and advancement, recruiting, and anti-discrimination. As a result, we are making the job posting process more transparent and ensuring that all internal applicants who are not selected for new positions receive feedback. We are also making changes to our hiring and recruitment practices with the intent to remove any bias from the resume-screening process and we are increasing the level of management oversight on hiring decisions. Longer term, we will refresh our unconscious bias training, develop a diversity mentor program, and explore fast-track programs for employees to ensure that we are retaining diverse talent and providing aggressive career tracks.

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

The following chart sets forth, for each of the fiscal years 2020, 2019 and 2018, information about product sales comprising more than 10% of consolidated revenue in any of those years. A narrative description of our principal products follows the chart.

Product Sales:

	Year Ended September 30,
	2020	2019	2018
Axles, Suspension Systems and Drivelines	70%	73%	74%
Brakes and Brake-Related Components	25%	25%	24%
Other	5%	2%	2%
Total	100%	100%	100%
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

Electric Vehicle and Other Products

We supply electric drive systems that include an electric motor and inverter, power electronics, battery pack, electrified accessories, and all associated software and controls for terminal tractors and medium and heavy-duty trucks and buses.

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

Customers; Sales and Marketing

We have numerous customers worldwide and have developed long-standing business relationships with many of these customers. Our ten largest customers accounted for approximately 69 percent of our total sales in fiscal year 2020. Sales to customers that accounted for 10 percent or more of our total sales in fiscal year 2020 included AB Volvo, Daimler AG and PACCAR, representing approximately 21 percent, 17 percent and 12 percent, respectively. No other customer accounted for 10 percent or more of our total sales in fiscal year 2020.

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

Raw Materials and Suppliers

Our purchases of raw materials and parts are concentrated over a limited number of suppliers. We are dependent upon our suppliers’ ability to meet cost performance targets, quality specifications and delivery schedules. The inability of a supplier to meet these requirements, the loss of a significant supplier, or work stoppages could have an adverse effect on our ability to meet our customers’ delivery requirements.

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

Acquisitions and divestitures are discussed in Note 3 of the Notes to the Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.

Restructuring actions are discussed in Note 7 of the Notes to the Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.

Joint Ventures

As the industries in which we operate have become more globalized, joint ventures and other cooperative arrangements have become an important element of our business strategies. These strategic alliances provide for sales, product design, development and manufacturing in certain product and geographic areas. As of September 30, 2020, our continuing operations participated in the following non-consolidated joint ventures:

	Key Products	Country
Master Sistemas Automotivos Limitada	Braking systems	Brazil
Sistemas Automotrices de Mexico S.A. de C.V.	Axles, drivelines and brakes	Mexico
Ege Fren Sanayii ve Ticaret A.S.	Braking systems	Turkey
Automotive Axles Limited	Rear drive axle assemblies and braking systems	India

Aggregate sales of our non-consolidated joint ventures were $696 million, $1,231 million and $1,101 million in fiscal years 2020, 2019 and 2018, respectively.

In accordance with accounting principles generally accepted in the United States, our Consolidated Financial Statements include the financial position and operating results of those joint ventures in which we have control. For additional information on our unconsolidated joint ventures and percentage ownership thereof see Note 12 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

Research and Development

We have significant research, development, engineering and product design capabilities. We spent $74 million in fiscal year 2020, $75 million in fiscal year 2019 and $73 million in fiscal year 2018 on company-sponsored research, development and engineering. We employ professional engineers and scientists globally and have additional engineering capabilities through contract arrangements in low-cost countries. We also have advanced technical centers in North America, South America, Europe and India.

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

Employees

At September 30, 2020, we had approximately 8,600 employees composed of approximately 7,200 hourly and salaried employees, 780 employees from our joint ventures, and 620 other employees. At September 30, 2020, 68 employees in the United States were covered by collective bargaining agreements. Most of our facilities outside of the United States and Canada are unionized. We strive to foster and maintain positive relationships with our employees.

We believe that our ability to compete in the global market depends on the engagement of every one of our employees, and that a high-performing team is critical to the level of performance we want to achieve. By maintaining relationships with leading universities, we are able to identify and recruit top talent. In order to attract the best candidates, we offer market competitive compensation and benefits around the globe, annual incentive programs for salaried and hourly employees, long-term incentive programs for executives and health and wellness benefits. To retain top talent, we encourage professional development through internal and external training opportunities, in addition to a leadership fundamentals program for managers, the Leadership Edge program for high potential leaders and the Summit for senior level leaders.

To ensure we provide a rich experience for our employees, we measure organizational culture and engagement to build on the competencies that are important for our future success. We routinely engage independent third parties to conduct cultural and employee engagement surveys. These include corporate culture assessments, as well as real-time feedback on employee engagement and a holistic approach survey on employee well-being focused on physical, emotional, social and financial health.

In addition, we aim to diversify our workforce because we recognize the value of engaging different opinions and backgrounds in a global company. We are committed to recruiting, developing and retaining a high-performing and diverse workforce. We are in the process of initiating a mentoring program for diverse employees, implementing various recruitment initiatives, refreshing mandatory unconscious bias training, targeting efforts to attract qualified women and underrepresented minorities for positions at all levels of the company and employee led resource groups, including the African American Resource Group, the Women’s Employee Resource Group and the LGBT Resource Group.

Environmental Matters

Environmental matters are discussed in Note 22 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.

The process of estimating environmental liabilities is complex and dependent on physical and scientific data at the site, uncertainties as to remedies and technologies to be used, and the outcome of discussions with regulatory agencies. The actual amount of costs or damages for which we may be held responsible could materially exceed our current estimates because of uncertainties, including the financial condition of other potentially responsible parties, the success of the remediation and other factors that make it difficult to predict actual costs accurately. However, based on management's assessment, after consulting with Meritor's Chief Legal Officer and with outside advisors who specialize in environmental matters, and subject to the difficulties inherent in estimating these future costs, we believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our business, financial condition or results of operations. In addition, in future periods, new laws and regulations, changes in remediation plans, advances in technology and additional information about the ultimate clean-up remedy could significantly change our estimates. Management cannot assess the possible impact of compliance with future requirements.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings we make with the Securities and Exchange Commission ("SEC") are available free of charge on our website (www.Meritor.com), as soon as reasonably practicable after they are filed. The information contained on our company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

Cautionary Statement

This Annual Report on Form 10-K contains statements relating to future results of the company (including certain outlooks, projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "estimate," "should," "are likely to be," "will" and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the duration and severity of the COVID-19 pandemic and its effects on public health, the global economy, financial markets and operations; reliance on major OEM customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to manage demand expectations in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on European markets or our European operations, or financing arrangements related thereto following the United Kingdom's decision to exit the European Union or, in the event one or more other countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, restrictive government actions regarding trade, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); risks related to our joint ventures; rising costs of pension benefits; the ability to achieve the expected benefits of strategic initiatives and restructuring actions; our ability to successfully integrate the products and technologies of Fabco Holdings, Inc., AA Gear Mfg., Inc., AxleTech and Transportation Power, Inc. and future results of such acquisitions, including their generation of revenue and their being accretive; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle production in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development and launch of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any proceedings or related liabilities with respect to environmental, asbestos-related, or other matters; possible changes in accounting rules; and other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

Industry and Operational Risks

The ongoing coronavirus pandemic is having, and is expected to continue to have, an adverse effect on our business.

In March 2020 the World Health Organization declared a global health pandemic related to the outbreak of a novel coronavirus. The COVID-19 pandemic is adversely affecting, and could adversely affect public health, the global economy and financial markets, as well as our industry, operations, workforce, supply chains and distribution systems throughout 2021. We have experienced, and expect to continue to experience, unpredictable reductions in demand for certain of our products, as well as the potential for restrictions on our ability to operate. In response to the COVID-19 pandemic, government health officials have recommended and mandated at times precautions to mitigate the spread of the virus, including shelter-in-place orders, prohibitions on public gatherings, travel restrictions and other similar measures. As a result, we and certain of our customers and suppliers temporarily closed select manufacturing locations during the second half of fiscal year 2020. It is currently unclear if further closures may be necessary in the future. Our results will be adversely impacted by any such closures and other actions taken to contain the spread or mitigate the impact of the COVID-19 pandemic. There is uncertainty around the duration and breadth of the COVID-19 pandemic, and as a result the ultimate impact on our business, financial condition or operating results cannot be reasonably estimated at this time. The situation is rapidly evolving and additional impacts, which we are unable to predict or plan for, including expenses related to subsequent commercial or employment related litigation, may arise.

We may not be able to execute our M2022 Plan.

In the first quarter of fiscal 2019, we announced our M2022 plan, a multi-year plan to drive growth, expand margins, expand earnings per share, and generate cash and value. In connection with the plan, we established certain financial goals relating to securing new revenue, profit improvement and cash flow generation. The M2022 plan is based on our current planning assumptions, and achievement of the plan is subject to a number of risks. Our plan includes assumptions that we are able to successfully launch new products, secure new business wins, expand our current customer relationships, reduce costs, and that demand for our products recovers from the effects of the COVID-19 pandemic and any price increases in raw materials are substantially offset by customer recovery mechanisms. If our assumptions are incorrect, if management is not able to execute the plan or if our business suffers from any number of additional risks set forth herein, we may not be able to achieve the financial goals we have announced for the M2022 plan.

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

During fiscal year 2020, sales to customers that accounted for 10 percent or more of our total sales included AB Volvo, Daimler AG and PACCAR, which represented approximately 21 percent, 17 percent and 12 percent, respectively. No other customer accounted for 10 percent or more of our total sales in fiscal year 2020.

The amount of our sales to large OEM customers, including the realization of future sales from awarded business or obtaining new business or customers, is inherently subject to a number of risks and uncertainties, including the number of vehicles that these OEM customers actually produce and sell. Several of our significant customers have major union contracts that expire periodically and are subject to renegotiation. Any strikes or other actions that affect our customers' production during this process would also affect our sales. Further, to the extent that the financial condition, including bankruptcy or market share, of any of our largest customers deteriorates or their sales otherwise continue to decline, our financial position and results of operations could be adversely affected. In addition, our customers generally have the right to replace us with another supplier under certain circumstances. Accordingly, we may not in fact realize all of the future sales represented by our awarded business. Any failure to realize these sales could have a material adverse effect on our financial condition and results of operations.

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

 The downturn in the global economy is having, and is expected to continue to have, an adverse effect on our results of operations, financial condition and cash flows.

The COVID-19 pandemic has led to a significant downturn in the global economy, which is adversely affecting, and is expected to continue to adversely affect during fiscal year 2021, our results of operations, financial condition and cash flows. There is uncertainty around the duration and breadth of the COVID-19 pandemic, and as a result the ultimate impact on our business, financial condition or operating results cannot be reasonably estimated at this time. In addition, past recessions have had a significant adverse impact on our business, customers and suppliers. Our cash and liquidity needs are impacted by the level, variability and timing of our customers' worldwide vehicle production and other factors outside of our control. If the global economy experiences another significant decline in the future, our results of operations, financial condition and cash flow would be materially adversely affected.

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

Our working capital requirements can vary significantly, depending in part on the level, variability and timing of our customers' worldwide vehicle production and payment terms with our customers and suppliers. As production volumes increase, our working capital requirements to support the higher volumes generally increase. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and for borrowings under our borrowing arrangements to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms or in adequate amounts.

In addition, since many of our accounts receivable factoring programs support our working capital requirements in Europe, any dissolution of the European monetary union, if it were to occur, or any other termination of our European factoring agreements could have a material adverse effect on our liquidity if we were unable to renegotiate such agreements or find alternative sources of liquidity.

One of our consolidated joint ventures in China participates in bills of exchange programs to settle accounts receivable from its customers and obligations to its trade suppliers. These programs are common in China and generally require the participation of local banks. Any disruption in these programs, could have an adverse effect on our liquidity if we were unable to find alternative sources of liquidity.

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

Production and sales of the vehicles for which we supply products generally depend on economic conditions and a variety of other factors that are outside our control, including freight tonnage, customer spending and preferences, vehicle age, labor relations and regulatory requirements. In particular, demand for our Commercial Truck segment products can be affected by a pre-buy before the effective date of new regulatory requirements, such as changes in emissions standards. Historically, implementation of new, more stringent, emissions standards has increased heavy-duty truck demand prior to the effective date of the new standards, and correspondingly decreased this demand after the new standards are implemented. In addition, any expected increase in the heavy-duty truck demand prior to the effective date of new emissions standards may be offset by instability in the financial markets and resulting economic contraction in the U.S. and worldwide markets.

Sales from the aftermarket portion of our Aftermarket and Industrial segment depend on overall levels of truck ton miles and gross domestic product (GDP), among other things, and may be influenced by times of slower economic growth or economic contraction based on the average age of commercial truck fleets.

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

Some of our significant suppliers have experienced weak financial conditions in the past. In addition, some of our significant suppliers are located in developing countries. We are dependent upon the ability of our suppliers to meet performance and quality specifications and delivery schedules. The inability of a supplier to meet these requirements, the loss of a significant supplier, or any labor issues or work stoppages at a significant supplier could disrupt the supply of raw materials and parts to our facilities and could have an adverse effect on us.

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

We have a significant number of facilities and operations outside the United States, including investments and joint ventures in developing countries. During fiscal year 2020, approximately 41 percent of our sales from continuing operations were generated outside of the United States. Our strategy to grow in emerging markets may put us at risk due to the risks inherent in operating in such markets. Our international operations are subject to a number of risks inherent in operating abroad, including, but not limited to:

•risks with respect to currency exchange rate fluctuations (as more fully discussed above);

•risks to our liquidity if the European monetary union were to dissolve and we were unable to renegotiate European factoring agreements or find alternative sources of liquidity;

•risks arising from the United Kingdom's decision to exit the European Union, or in the event one or more other countries exit the European monetary union;

•local economic and political conditions;

•disruptions of capital and trading markets;

•possible terrorist attacks or acts of aggression that could affect vehicle production or the availability of raw materials or supplies;

•restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including import and export duties, quotas and customs duties and tariffs);

•changes in legal or regulatory requirements;

•import or export licensing requirements;

•limitations on the repatriation of funds;

•difficulty in obtaining distribution and support;

•nationalization;

•the laws and policies of the United States and foreign governments affecting trade, foreign investment and loans;

•the ability to attract and retain qualified personnel;

•tax laws; and

•labor disruptions.

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

The success and timing of any future divestitures and acquisitions will depend on a variety of factors, many of which are not within our control. If we engage in acquisitions, we may finance these transactions by borrowing or issuing additional debt or equity securities. The additional debt from any such acquisitions, if consummated, could increase our debt to capitalization ratio. In addition, the ultimate benefit of any acquisition would depend on our ability to successfully integrate the acquired entity or assets into our existing business and to achieve any projected synergies. There is also no assurance that the total costs associated with any current or future restructuring will not exceed our estimates, or that we will be able to achieve the intended benefits of these restructurings.

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

Financial Risks

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

On November 10, 2020, our Standard & Poor’s corporate credit rating and senior unsecured credit rating were BB and BB-, respectively, and our Moody’s Investors Service corporate credit rating and senior unsecured credit rating were Ba3 and B1, respectively. Any lowering of our credit ratings could increase our cost of future borrowings, reduce our access to capital markets and result in lower trading prices for our securities.

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

Disruptions in the financial markets, including the bankruptcy, insolvency or restructuring of certain financial institutions, and the lack of liquidity generally could impact the availability and cost of incremental credit for many companies and may adversely affect the availability of credit already arranged. Such disruptions could adversely affect the U.S. and world economy, further negatively impacting consumer spending patterns in the transportation and industrial sectors. In addition, as our customers and suppliers respond to rapidly changing consumer preferences, they may require access to additional capital. If that capital is not available or its cost is prohibitively high, their businesses would be negatively impacted, which could result in further restructuring, insolvency or even reorganization under bankruptcy laws. Any such negative impact, in turn, could negatively affect our business either through loss of sales to any of our customers so affected or through inability to meet our commitments (or inability to meet them without excess expense) because of loss of supplies from any of our suppliers so affected. There are no assurances that government responses to these disruptions would restore consumer confidence or improve the liquidity of the financial markets.

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

Our ability to borrow under our existing financing arrangements depends on our compliance with covenants in the related agreements, including covenants in our senior secured revolving credit facility that require compliance with certain financial ratios as of the end of each fiscal quarter. To the extent that we are unable to maintain compliance with these requirements or the financial ratio covenants due to one or more of the various risk factors discussed herein or otherwise, our ability to borrow, and our liquidity, would be adversely impacted.
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
 If an amendment or waiver is needed (in the event we do not comply with one of these covenants) and not obtained, we would be in violation of that covenant, and the lenders would have the right to accelerate the obligations upon the vote of the lenders holding more than 50% of outstanding loans thereunder. A default under the senior secured revolving credit facility could also constitute a default under our outstanding convertible notes, as well as our U.S. receivables facility, and could result in the acceleration of these obligations. In addition, a default under our senior secured revolving credit facility could result in a cross-default or the acceleration of our payment obligations under other financing agreements. If our obligations under our senior secured revolving credit facility and other financing arrangements are accelerated as described above, our assets and cash flow may be insufficient to fully repay these obligations, and the lenders under our senior secured revolving credit facility could institute foreclosure proceedings against our assets.

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

As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including risks in connection with our transactions that are denominated in foreign currencies. While we employ financial instruments to hedge certain of our foreign currency exchange risks relating to these transactions, our efforts to manage these risks may not be successful. In addition, we translate sales and other results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income, while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal year 2018, our reported financial results benefited from depreciation of the U.S. dollar against foreign currencies. For fiscal year 2019, our reported financial results were adversely affected by appreciation of the U.S. dollar against foreign currencies. For fiscal year 2020, our reported financial results were adversely affected by appreciation of the U.S. dollar against foreign currencies.

Environmental, Asbestos, Tax and and Other Regulatory Risks

We are exposed to environmental, health and safety and product liabilities.

Our business is subject to liabilities with respect to environmental, health and safety matters. In addition, we are required to comply with federal, state, local and foreign laws and regulations governing the protection of the environment and health and safety, and we could be held liable for damages arising out of exposure to hazardous substances or other environmental or natural resource damages. Environmental, health and safety laws and regulations are complex, change frequently and tend to be increasingly stringent. As a result, our future costs to comply with such laws and regulations may increase significantly. There is also an inherent risk of exposure to warranty and product liability claims, as well as product recalls, in the commercial vehicle industry if our products fail to perform to specifications or are alleged to cause property damage, injury or death.

With respect to environmental liabilities, we have been designated as a potentially responsible party at ten Superfund sites (excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined). In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against us alleging violations of U.S. and foreign federal, state and local environmental protection requirements or seeking remediation of alleged environmental impairments. We establish reserves for these liabilities when we determine that the company has a probable obligation and we can reasonably estimate it, but the process of estimating environmental liabilities is complex and dependent on evolving physical and scientific data at the site, uncertainties as to remedies and technologies to be used, and the outcome of discussions with regulatory agencies. The actual amount of costs or damages for which we may be held responsible could materially exceed our current estimates because of these and other uncertainties which make it difficult to predict actual costs accurately. In future periods, new laws and regulations, changes in remediation plans, advances in technology and additional information about the ultimate clean-up remedy could significantly change our estimates and have a material impact on our financial position and results of operations. Management cannot assess the possible effect of compliance with future requirements.

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

Our overall effective tax rate is equal to our total tax expense as a percentage of our total earnings before tax. However, tax expenses and benefits are determined separately for each tax paying component (an individual entity) or group of entities that is consolidated for tax purposes in each jurisdiction. Losses in certain jurisdictions that have valuation allowances against their deferred tax assets provide no current financial statement tax benefit unless required under the intra-period allocation requirements of FASB ASC Topic 740., "Income Taxes" ("ASC Topic 740"). As a result, changes in the mix of projected earnings between jurisdictions, among other factors, could have a significant impact on our overall effective tax rate.

Our unrecognized tax benefits recorded in accordance with ASC Topic 740 could significantly change.

ASC Topic 740, defines the confidence level that a tax position must meet in order to be recognized in the financial statements. This topic requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more likely than not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. In the event that the more-likely-than-not threshold is not met, we would be required to change the relevant tax position, which could have an adverse effect on our results of operations and financial condition.

We may be restricted on the use of tax attributes from a tax law "ownership change."

Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, limit the ability of a corporation that undergoes an "ownership change" to use its tax attributes, such as net operating losses and tax credits. In general, an "ownership change" occurs if shareholders owning five percent or more (applying certain look-through rules) of an issuer's outstanding common stock, collectively, increase their ownership percentage by more than fifty percentage points within any three-year period over such shareholders' lowest percentage ownership during this period. If we were to issue new shares of stock, such new shares could contribute to such an "ownership change" under U.S. tax law. Moreover, not every event that could contribute to such an "ownership change" is within our control. If an "ownership change" under Sections 382 or 383 were to occur, our ability to utilize tax attributes in the future may be limited.

Intellectual Property, Information Security and Pension Risks

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

Claims that our products or technology infringe third-party intellectual property rights, regardless of their merit or resolution, are frequently costly to defend or settle, and divert the efforts and attention of our management and technical personnel. In addition, many of our supply agreements require us to indemnify our customers and distributors from third-party infringement claims, which have in the past and may in the future require that we defend those claims and might require that we pay damages in the case of adverse rulings. Claims of this sort also could harm our relationships with our customers and might deter future customers from doing business with us. We do not know whether we will prevail in these proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If any pending or future proceedings result in an adverse outcome, we could be required to:

•cease the manufacture, use or sale of the infringing products or technology;

•pay substantial damages for infringement;

•expend significant resources to develop non-infringing products or technology;

•license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

•enter into cross-licenses with our competitors, which could weaken our overall intellectual property portfolio;

•lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others;

•pay substantial damages to our customers or end users to discontinue use or replace infringing technology with non-infringing technology; or

•relinquish rights associated with one or more of our patent claims, if our claims are held invalid or otherwise unenforceable.

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

Our success depends in part upon our ability to protect our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trademarks and trade secrets, as well as customary contractual protections with our customers, distributors, employees and consultants, and security measures to protect our trade secrets. We cannot guarantee that:

•any of our present or future patents will not lapse or be invalidated, circumvented, challenged, abandoned or, in the case of third-party patents licensed or sub-licensed to us, be licensed to others;

•any of our pending or future patent applications will be issued or have the coverage originally sought;

•our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak; or

•any of the trademarks, trade secrets or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged, abandoned or licensed to others.

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

We recognize the increasing volume of cyber-attacks and employ commercially practical efforts to provide reasonable assurance such attacks are appropriately mitigated. Each year, we evaluate the threat profile of our industry to stay abreast of trends and to provide reasonable assurance our existing countermeasures will address any new threats identified. Despite our implementation of security measures, our IT systems and those of our service providers are vulnerable to circumstances beyond our reasonable control, including acts of malfeasance, acts of terror, acts of government, natural disasters, civil unrest, and denial of service attacks, any of which may lead to the theft of our intellectual property and trade secrets or business disruption. To the extent that any disruption or security breach results in a loss or damage to our data or inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, suppliers and employees, lead to claims against us and ultimately harm our business. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

We are exposed to the rising cost of pension benefits.

The commercial vehicle industry, like other industries, continues to be impacted by the cost of pension benefits. In estimating our expected obligations under our pension plans, we make certain assumptions as to economic and demographic factors, such as discount rates and investment returns. If actual experience with these factors is worse than our assumptions, our obligations could be larger than estimated which could in turn increase the amount of mandatory contributions to these plans in the coming years. Our pension plans were overfunded by $40 million as of September 30, 2020.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At September 30, 2020, our operating segments, including all consolidated joint ventures, had the following facilities in the United States, Europe, South America, Canada, Mexico and the Asia-Pacific region. For purposes of these numbers, multiple facilities in one geographic location are counted as one facility.

	Manufacturing and Distribution Facilities	Engineering Facilities, Sales Offices, Warehouses and Service Centers
Commercial Truck	22	8
Aftermarket and Industrial	13	7
Other	—	4
Total	35	19
These facilities had an aggregate floor space of approximately 10.9 million square feet, substantially all of which is in use. We owned approximately 62 percent and leased approximately 38 percent of this floor space. Substantially all of our owned domestic plants and equipment are subject to liens securing our obligations under our revolving credit facility with a group of banks (see Note 15 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary

Data). In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

A summary of floor space (in square feet) of these facilities at September 30, 2020 (including new space under construction) is as follows:

	Owned Facilities			Leased Facilities
Region	Commercial Truck	Aftermarket and Industrial	Other	Commercial Truck	Aftermarket and Industrial	Other	Total
United States	1,611,763	1,807,790	417,800	697,695	1,097,016	—	5,632,064
Canada	—	—	—	—	40,517	—	40,517
Europe	1,438,000	320,441	—	528,077	98,109	7,861	2,392,488
Asia Pacific	623,941	—	—	995,913	71,673	—	1,691,527
Latin America	494,913	—	—	571,743	33,356	—	1,100,012
Total	4,168,617	2,128,231	417,800	2,793,428	1,340,671	7,861	10,856,608

Item 3. Legal Proceedings.

•See Note 22 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for information with respect to litigation related to asbestos and product liability and environmental proceedings, which is incorporated herein by reference.
•In March 2016, two virtually identical complaints were filed against the company and other defendants in the United States District Court for the Eastern District of Michigan. The complaints are proposed class actions, alleging that we violated federal and state antitrust and other laws in connection with a former business of ours that manufactured and sold exhaust systems for automobiles. The first proposed class was composed of persons and entities that purchased or leased a passenger vehicle during a specified time period and the second proposed class was composed of automobile dealers. We accepted service of these complaints in July 2016 and settled both of these lawsuits for a total of $1 million. A third complaint on behalf of a proposed class of direct purchasers was filed against the company and other defendants in the same court in November 2016. We accepted service of this complaint in April 2017. We settled this lawsuit for $1 million. In December 2017, we were served with a similar suit naming the company as a defendant on behalf of a purported class of Canadian purchasers. The complaint was filed in Ontario, Canada. We were served with nearly identical complaints in British Columbia, Canada in March 2018 and May 2019 and Quebec, Canada in March 2019. The Quebec claims against the company were discontinued in February 2020. We settled the Ontario and British Columbia claims for $0.1 million. In August 2017, our subsidiary, Meritor do Brasil Sistema Automotivos Ltda., received notice that it was made a formal party to an investigation by the antitrust authority of the Brazilian government relating to the alleged existence of a cartel in the exhaust systems and components market in Brazil. In September 2019, the Brazilian antitrust authority issued a non-binding opinion imputing the conduct of the cartel to Meritor. The public prosecutor issued a legal opinion in favor of Meritor, and the Brazilian antitrust authority issued a binding ruling ending the investigation with respect to Meritor.

•Various other lawsuits, claims and proceedings have been or may be instituted or asserted against the company or its subsidiaries relating to the conduct of our business, including those pertaining to product liability, tax, warranty or recall claims; intellectual property; safety and health; commercial and employment matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to Meritor, management believes, after consulting with Meritor's Chief Legal Officer, that the disposition of matters that are pending will not have a material effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 4A. Information About Our Executive Officers.

The name, age, positions and offices held with Meritor and principal occupations and employment during the past five years of each of our executive officers as of November 12, 2020, are as follows:

Jeffrey A. Craig, 60 (Caucasian/White Male) - Chief Executive Officer and President since April 2015. Director of Meritor since April 2015; President and Chief Operating Officer from June 2014 until April 2015; Senior Vice President and President of Commercial Truck & Industrial from February 2013 until May 2014; Senior Vice President and Chief Financial Officer from May 2008 until January 2013; Acting Controller from May 2008 to January 2009; Senior Vice President and Controller from May 2007 until May 2008; Vice President and Controller from May 2006 until April 2007. Prior to joining Meritor, Mr.Craig was President and Chief Executive Officer of General Motors Acceptance Corporation ("GMAC") Commercial Finance (commercial lending service) from 2001 to May 2006 and President and Chief Executive Officer of GMAC’s Business Credit division from 1999 to 2001. He joined GMAC as general auditor in 1997 from Deloitte & Touche, where he served as an audit partner.

Carl D. Anderson II, 51 (Caucasian/White Male) - Senior Vice President and Chief Financial Officer since March 2019. Group Vice President of Finance from March 2018 until March 2019; Vice President and Treasurer from February 2012 until March 2018; Assistant Treasurer from August 2009 until February 2012; Director of Capital Markets from September 2006 until August 2009. Prior to joining Meritor, Mr. Anderson was Senior Manager of Structured Finance at GMAC from 2003 until 2006; Manager of Treasury (GMAC) from 2002 to 2003; Manager of Leasing Group (GMAC) from 2000 until 2002; and Senior Analyst, Financial Planning & Analysis (GMAC) from 1997 to 2000. He also held various positions at First Chicago NBD Bank from 1992 until 1996.

Hannah Lim-Johnson, 48 (Asian Female) - Senior Vice President, Chief Legal Officer and Corporate Secretary since August 2020. Prior to joining Meritor, Ms. Lim-Johnson was Senior Vice President and Chief Legal Officer at Kelly Services from September 2017 until March 2020; Deputy General Counsel, Chief Litigation Counsel and Assistant Corporate Secretary at Public Service Enterprise Group (PSEG) from October 2016 until May 2017; Vice President, Chief Litigation and Chief Compliance Officer at the ADT Corporation from November 2014 to September 2016 and Vice President and Chief Litigation Officer (ADT Corporation) from June 2012 to November 2014; Senior Litigation Counsel at Tyco International from June 2007 until June 2012; Senior Counsel at Weitz & Luxenberg, P.C. from May 2004 until June 2007; Deputy Attorney General at the Attorney General’s Office in Trenton, New Jersey from August 1998 until May 2004; and Law Clerk to Honorable Randolph Michael Subryan from May 1997 until August 1998.

Timothy Heffron, 56 (Caucasian/White Male) - Senior Vice President, Human Resources and Chief Information Officer since August 2013. Vice President, Chief Information Officer and Shared Services from July 2011 until August 2013; Vice President of Shared Services from June 2008 until July 2011; Prior to joining Meritor, Mr. Heffron was Executive Vice President and Chief Information Officer of GMAC Commercial Finance from January 2002 until June 2008; Director of Reengineering for GMAC from December 1999 until December 2001; Director of Global Information Technology Audit for General Motors Corporation from June 1999 until November 1999; and Assistant General Auditor for GMAC from March 1998 until May 1999. Prior to that, Mr. Heffron spent nine years in public accounting, most recently as an audit senior manager with Ernst & Young.

Chris Villavarayan, 50 (Indian/South Asian Male) - Executive Vice President and Chief Operating Officer since January 2020. Senior Vice President and President of Global Truck from January 2018 to January 2020; Senior Vice President and President for Americas from February 2014 until January 2018; Vice President of Global Manufacturing and Supply Chain Management from June 2012 until February 2014; Managing Director of Meritor India and CEO of MHVSIL and Automotive Axles Ltd. (joint venture between Meritor and Kalyani Group of India) from December 2009 until June 2012; General Manager of European Operations and Worldwide Manufacturing Planning and Strategy from June 2007 until December 2009; Director of Manufacturing Performance Plus from November 2006 until June 2007; Regional Manager of Continuous Improvement from July 2005 until November 2006; Industrialization Project Manager from September 2001 until July 2005; and Site Manager of Meritor St. Thomas, Ontario facility from June 2000 until September 2001.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Meritor's common stock, par value $1 per share ("Common Stock"), is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "MTOR." On November 11, 2020, there were 9,441 shareholders of record of Meritor's Common Stock.

Our senior secured revolving credit facility permits us to declare and pay up to $65 million of dividends in any fiscal year provided that no default or unmatured default, as defined in the senior secured revolving credit facility, has occurred and is continuing at the date of declaration or payment.

Additionally, our indentures permit us to pay dividends under the following primary conditions:

•if a default on the notes, as defined in the indentures, has not occurred and is not continuing or shall not occur as a consequence of the payment;
•if the interest coverage ratio, as defined in the indentures, is greater than 2.00 to 1.00 after giving effect to the dividend;
•if the cumulative amount of the dividends paid does not exceed certain cumulative cash and earnings measurements;

•if the dividends are less than $60 million per fiscal year (with a carryover to the next fiscal year of up to $60 million if unused in the current fiscal year); and
•if after giving effect to the dividend, the total leverage ratio, as defined in the indentures, would not exceed 4.00 to 1.00.

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information on securities authorized for issuance under equity compensation plans.

Issuer repurchases

The table below sets forth information with respect to purchases made by or on behalf of us of shares of our Common Stock during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
July 1- 31, 2020	—	$—	—	$59,199,494
August 1- 31, 2020	—	$—	—	$59,199,494
September 1- 30, 2020	—	$—	—	$59,199,494
Total	—		—

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
 The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our Common Stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 5 of this Annual Report on Form 10-K. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in fiscal year 2020.

Shareholder Return Performance Presentation

The line graph below compares the cumulative total shareholder return of the S&P 500, Meritor, Inc. and the peer group of companies for the period from September 30, 2015 to September 30, 2020, assuming a fixed investment of $100 at the respective closing prices on the last day of each fiscal year and reinvestment of cash dividends.

	9/15	9/16	9/17	9/18	9/19	9/20
Meritor, Inc.	100.00	104.70	244.68	182.13	174.04	196.99
S&P 500	100.00	115.43	136.91	161.43	168.30	193.80
Peer Group(1)	100.00	120.09	166.20	145.37	156.93	196.03
(1)The peer group consists of representative commercial vehicle suppliers of approximately comparable products to Meritor. The peer group consists of Commercial Vehicle Group, Inc., Cummins Inc., Dana Incorporated, Haldex AB, Modine Manufacturing Company, SAF-Holland SA, and Stoneridge, Inc.

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

	Year Ended September 30,
	2020	2019	2018	2017	2016
	(in millions, except per share amounts)
SUMMARY OF OPERATIONS
Sales
Commercial Truck (1)	$2,190	$3,456	$3,325	$2,606	$2,465
Aftermarket and Industrial (1)	981	1,100	1,024	900	886
Intersegment Sales (1)	(127)	(168)	(171)	(159)	(152)
Total Sales	$3,044	$4,388	$4,178	$3,347	$3,199

Operating Income (2)	$332	$363	$292	$218	$224
Income Before Income Taxes	326	377	278	381	155
Net Income Attributable to Noncontrolling Interests	(4)	(5)	(9)	(4)	(2)
Net Income Attributable to Meritor, Inc.:
Income from Continuing Operations	$244	$290	$120	$325	$577
Income (loss) from Discontinued Operations	1	1	(3)	(1)	(4)
Net Income	$245	$291	$117	$324	$573

BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	$3.30	$3.49	$1.37	$3.69	$6.40
Discontinued Operations	0.01	0.01	(0.03)	(0.01)	(0.04)
Basic Earnings per Share	$3.31	$3.50	$1.34	$3.68	$6.36

DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	$3.23	$3.36	$1.31	$3.60	$6.27
Discontinued Operations	0.01	0.01	(0.03)	(0.01)	(0.04)
Diluted Earnings per Share	$3.24	$3.37	$1.28	$3.59	$6.23

FINANCIAL POSITION AT SEPTEMBER 30
Total Assets	$2,884	$2,815	$2,726	$2,782	$2,494
Short-term Debt	39	41	94	288	14
Long-term Debt	1,188	902	730	750	982
(1) Fiscal years 2019, 2018, 2017 and 2016 have been recast to reflect reportable segment changes.

Income from continuing operations attributable to Meritor, Inc. in the selected financial data presented above includes the following items specific to the period of occurrence (in millions):

	Year Ended September 30,
	2020	2019	2018	2017	2016
Pretax items:
Restructuring costs	$(27)	$(8)	$(6)	$(6)	$(16)
Loss on debt extinguishment	—	—	(8)	(36)	—
Asset impairment charges, net of noncontrolling interests	(8)	(10)	(3)	(4)	—
Asbestos-related liability remeasurement	—	31	(79)	(4)	(4)
Transaction costs	(5)	(6)	—	—	—
Asbestos-related insurance settlements, net	—	—	43	13	30
Impact of pension settlement losses and curtailment gain	—	—	(6)	—	—
Gain on sale of equity investment	—	—	—	243	—
Income from WABCO distribution termination	265	—	—	—	—
Legal settlement charge related to joint venture	—	—	—	(10)	—
Supplier litigation settlement	—	—	—	—	6
After tax items:
Tax valuation allowance reversal, net and other (1)	—	3	7	68	454
U.S. tax reform impacts	—	3	(89)	—	—
(1)The fiscal year September 30, 2019 includes a $3 million decrease in valuation allowances for certain U.S. state jurisdictions. The fiscal year ended September 30, 2018 includes a $9 million reversal of a Brazil valuation allowance, partially offset by a $2 million increase in valuation allowances for certain U.S. state jurisdictions. The fiscal year ended September 30, 2017 includes non-cash income tax benefit (expense) of $52 million related to the partial reversal of the U.S. valuation allowance, $15 million related to capital losses associated with the sale of an equity investment and $1 million related to other correlated tax relief. The fiscal year ended September 30, 2016 includes non-cash income tax benefit (expense) of $438 million related to the partial reversal of the U.S. valuation allowance, ($9) million related to the establishment of a valuation allowance in Brazil and $25 million related to other correlated tax relief.

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

COVID-19 Pandemic Update

In March 2020 the World Health Organization declared a global health pandemic related to the outbreak of a novel coronavirus. The COVID-19 pandemic adversely affected our financial performance in the second, third and fourth quarters of fiscal year 2020 and could have an impact throughout fiscal year 2021. In response to the COVID-19 pandemic, government health officials have recommended and mandated precautions to mitigate the spread of the virus, including shelter-in-place orders, prohibitions on public gatherings and other similar measures. As a result, we and certain of our customers and suppliers temporarily closed select manufacturing locations beginning late in the second quarter of fiscal year 2020, continuing into the third quarter of fiscal year 2020. As of May 31, 2020, all of our global facilities were back open and operating with limited production. Production volume levels continued to increase through the fourth quarter of fiscal year 2020. Our salaried employees are primarily working remotely until further notice. There is uncertainty around the duration and breadth of the COVID-19 pandemic, as well as the impact it will have on our operations, supply chain and demand for our products. As a result, the ultimate impact on our business, financial condition or operating results cannot be reasonably estimated at this time.

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

Operations

We have complied with various shelter-in-place and similar government orders in various locations around the world, as applicable. The impact of the COVID-19 pandemic led to suspended production in most of our global commercial truck manufacturing facilities at some point during fiscal year 2020. Our operations in China were temporarily suspended in mid-January and resumed production in mid-February while our other manufacturing facilities were suspended late in the second quarter and continued into the third quarter. All of our facilities were fully operational at the end of fiscal year 2020.

As we serve the transportation, industrial and defense industries, we also continued to support customers who are actively engaged in the COVID-19 pandemic response. Our Aftermarket business remained fully operational to maintain the supply of critical replacement parts to the vital truck and trailer transportation network. Our Industrial businesses also remained operational at varying levels to support the production of vehicles deemed critical, including defense, bus and coach, terminal tractor, fire and rescue and off-highway applications. As the COVID-19 situation evolves, we will continue to monitor government and other mandates to understand the potential impact on our operations.

Cost Reductions

In March 2020, we implemented a series of cost reduction measures to preserve our financial flexibility, including a reduction to the base salary of each of our executive officers and salaried employees in the United States and Canada of between 40 percent and 60 percent effective April 1 through April 30, 2020, a reduction between 20 percent and 60 percent effective May 1, 2020 through June 15, 2020 and a reduction between 10 percent and 20 percent effective July 16, 2020 through August 31, 2020. Effective September 1, 2020, base pay for salaried employees was fully restored to pre-pandemic amounts. In March 2020, we implemented a 60 percent reduction to the retainer fees paid to non-employee directors effective April 1, 2020 through June 30, 2020 and a 20 percent reduction from July 1, 2020 through August 31, 2020. Effective September 1, 2020, retainer fees paid to non-employee directors were fully restored to pre-pandemic amounts. We also suspended certain employer-paid retirement and pension contributions and modified certain retiree health benefits effective May 1, 2020. Additionally, on June 2, 2020, we approved a restructuring plan to reduce headcount globally that affects approximately 8 percent of our global salaried positions, as well as eliminated certain hourly roles. This restructuring plan is intended to reduce labor costs in response to an anticipated decline in most global truck and trailer market volumes. With this restructuring plan, we expect to incur approximately $25 million in employee severance costs across both of our reportable segments. Restructuring actions associated with this plan are expected to be substantially complete by the end of fiscal year 2021. We will continue to evaluate further cost reduction measures as the impact of the COVID-19 pandemic becomes clearer.

Special Incentive Plan

On June 10, 2020, we approved a special incentive plan to better align the compensation of our employees with the strategic goals of the company for the remainder of fiscal year 2020 given the impacts of the ongoing COVID-19 pandemic. Awards under the special incentive plan were also designed to give employees an opportunity, if certain performance targets were met, to recoup lost salary stemming from the base pay reductions instituted by us in response to the pandemic, which were in effect through August 31, 2020. The special incentive plan targets were based on liquidity and cost reduction targets.

Fiscal Year 2020 Results

Our sales for fiscal year 2020 were $3,044 million, a decrease from $4,388 million in the prior year. The decrease in sales was driven by lower market volumes primarily due to decreased customer demand as a result of the COVID-19 pandemic.
Net income attributable to Meritor for fiscal years 2020 and 2019 was $245 million and $291 million, respectively. Lower net income year over year was driven primarily by lower revenues as a result of significantly reduced market volumes due to the COVID-19 pandemic, as well as higher restructuring costs related to actions taken in fiscal 2020. This decrease was partially offset by $203 million of after tax income associated with the termination of the company's distribution arrangement with WABCO Holdings, Inc. ("WABCO") in fiscal 2020.

Net income from continuing operations attributable to the company for fiscal years 2020 and 2019 was $244 million and $290 million, respectively. Adjusted income from continuing operations attributable to the company for fiscal years 2020 and 2019 was $85 million and $330 million, respectively (see Non-GAAP Financial Measures below). The decreases in net income and adjusted income from continuing operations attributable to the company year over year were driven primarily by lower revenues as a result of reduced market volumes due to the COVID-19 pandemic.

Adjusted EBITDA (see Non-GAAP Financial Measures below) for fiscal year 2020 was $272 million compared to $520 million in fiscal year 2019. Our adjusted EBITDA margin (see Non-GAAP Financial Measures below) in fiscal year 2020 was 8.9 percent compared to 11.9 percent in the same period a year ago. The decreases in adjusted EBITDA and adjusted EBITDA margin year over year were driven primarily by lower revenues as a result of reduced market volumes due to the COVID-19 pandemic. Cost reduction actions executed primarily in the second half of fiscal year 2020 partially offset the impact from lower revenue.

Cash flows provided by operating activities were $265 million in fiscal year 2020 compared to $256 million in the prior fiscal year. The increase in cash provided by operating activities was driven primarily by $265 million of cash received from the termination of the distribution arrangement with WABCO in fiscal year 2020 and a one-time $48 million cash contribution and loan repayment to fund the Maremont 524(g) Trust made in fiscal year 2019 (see Note 22 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data), which did not repeat, largely offset by lower fiscal year 2020 revenues as a result of significantly reduced market volumes primarily due to the impact of the COVID-19 pandemic.

Equity Repurchase Authorization

During fiscal year 2020, we repurchased 10.4 million shares of common stock for $241 million (including commission costs) pursuant to the common stock repurchase authorization described in the Liquidity section below. As of September 30, 2020, the amount remaining available for repurchases was $59 million under this common stock repurchase authorization. On March 25, 2020, we suspended activity under our share repurchase program as a result of uncertainties in the global economy due to the COVID-19 pandemic.

WABCO Distribution Arrangement

On September 13, 2019, we gave notice of our intention to exercise our option to terminate the aftermarket distribution arrangement with WABCO. On March 13, 2020, we closed on the transaction and received $265 million from WABCO in connection with the termination of the arrangement.

Reportable Segment Changes
On May 4, 2020, we realigned our operations resulting in a change to our operating and reportable segments. As of the third quarter of fiscal year 2020, the reportable segments are (1) Commercial Truck and (2) Aftermarket and Industrial. Prior year reportable segment financial results have been recast for these changes.

Capital Markets Transactions

On June 8, 2020, we issued $300 million of 6.25 percent senior unsecured notes due 2025. Net proceeds from the offering of the 6.25 percent notes due 2025, as well as cash on hand, were used to repay the then outstanding $304 million balance under our senior secured revolving credit facility.

Trends and Uncertainties

 Industry Production Volumes

 The following table reflects estimated on-highway commercial truck production volumes for selected original equipment (OE) markets based on available sources and management's estimates.

	Year Ended September 30,
	2020	2019	2018	2017	2016
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	218	359	307	237	253
North America, Medium-Duty Trucks	221	287	264	246	239
North America, Trailers	231	336	313	282	292
Western Europe, Heavy- and Medium-Duty Trucks	345	485	484	469	449
South America, Heavy- and Medium-Duty Trucks	99	109	102	73	61
India, Heavy- and Medium-Duty Trucks	134	376	464	315	339
Across most regions, we are expecting production build to increase in fiscal year 2021, as discussed below.
North America:
Production volumes in fiscal year 2020 significantly decreased from the production levels experienced in fiscal year 2019. We expect fiscal 2021 Heavy-Duty Truck production volumes to increase compared with the levels experienced in fiscal year 2020.
Western Europe:
During fiscal year 2020, production volumes in Western Europe significantly decreased from the production levels experienced in fiscal year 2019. We expect fiscal year 2021 production volumes to increase compared with the levels experienced in fiscal year 2020.
South America:
During fiscal year 2020, production volumes in South America decreased from the levels experienced in fiscal year 2019. We expect fiscal year 2021 production volumes to increase from the levels experienced in fiscal year 2020.

China:
During fiscal year 2020, production volumes in China significantly increased from the levels experienced in fiscal year 2019. We expect fiscal year 2021 production volumes in China to decrease from the levels experienced in fiscal year 2020.
India:
During fiscal year 2020, production volumes in India significantly decreased from the levels experienced in fiscal year 2019. We expect fiscal year 2021 production volumes in India to significantly increase from the levels experienced in fiscal year 2020.
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

NON-GAAP FINANCIAL MEASURES
In addition to the results reported in accordance with accounting principles generally accepted in the United States ("GAAP"), we have provided information regarding non-GAAP financial measures. These non-GAAP financial measures include adjusted income (loss) from continuing operations attributable to the company, adjusted diluted earnings (loss) per share from continuing operations, adjusted EBITDA, adjusted EBITDA margin, segment adjusted EBITDA, segment adjusted EBITDA margin, and free cash flow.
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
Free cash flow is used by investors and management to analyze our ability to service and repay debt, and return value directly to shareholders. Free cash flow over adjusted income from continuing operations is a specific financial measure in our M2022 plan used to measure the company's ability to convert earnings to free cash flow.
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
Adjusted income (loss) from continuing operations attributable to the company, adjusted diluted earnings (loss) per share from continuing operations, adjusted EBITDA, adjusted EBITDA margin, segment adjusted EBITDA and segment adjusted EBITDA margin should not be considered a substitute for the reported results prepared in accordance with GAAP and should not be considered as alternatives to net income as indicators of our financial performance. Free cash flow should not be considered a substitute for cash provided by (used for) operating activities, or other cash flow statement data prepared in accordance with GAAP, or as a measure of financial position or liquidity. In addition, this non-GAAP cash flow measure does not reflect cash used to repay debt or cash received from the divestiture of businesses or sales of other assets and thus does not reflect funds available for investment or other discretionary uses. These non-GAAP financial measures, as determined and presented by the company, may not be comparable to related or similarly titled measures reported by other companies. Set forth below are reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP.
Adjusted income from continuing operations attributable to the company and adjusted diluted earnings per share from continuing operations are reconciled to income from continuing operations attributable to the company and diluted earnings per share from continuing operations below (in millions, except per share amounts).

	Year Ended September 30,
	2020	2019	2018
Income from continuing operations attributable to the company	$244	$290	$120
Restructuring costs	27	8	6
Loss on debt extinguishment	—	—	8
Asset impairment charges	8	10	3
Non-cash tax expense (1)	12	51	36
U.S. tax reform impacts (2)	—	(3)	89
Tax valuation allowance reversal, net and other (3)	—	(3)	(7)
Income tax expense (benefits) (4)	54	2	(10)
Pension settlement loss (5)	—	—	6
Transaction costs (6)	5	6	—
Income from WABCO distribution termination	(265)	—	—
Asbestos related items (7)	—	(31)	25
Adjusted income from continuing operations attributable to the company	$85	$330	$276

Diluted earnings per share from continuing operations	$3.23	$3.36	$1.31
Impact of adjustments on diluted earnings per share	(2.11)	0.46	1.72
Adjusted diluted earnings per share from continuing operations	$1.12	$3.82	$3.03
(1) Represents tax expense including the use of deferred tax assets in jurisdictions with net operating loss carry forwards or tax credits.
(2) The year ended September 30, 2019 includes a one time net charge of $9 million recorded for an election made that will allow for future tax-free repatriation of cash to the United States and $12 million of non-cash tax benefit related to the one time deemed repatriation of accumulated foreign earnings. The year ended September 30, 2018 includes $57 million of non-cash tax expense related to the revaluation of our deferred tax assets and liabilities as a result of the U.S. tax reform, $26 million of non-cash tax expense related to the one-time deemed repatriation of accumulated foreign earnings and $6 million of non-cash tax expense related to other adjustments.
(3) The year ended September 30, 2019 includes a $3 million decrease in valuation allowances for certain U.S. state jurisdictions. The year ended September 30, 2018 includes a $9 million reversal of a Brazil valuation allowance, partially offset by a $2 million increase in valuation allowances for certain U.S. state jurisdictions.
(4) The year ended September 30, 2020 includes $62 million of income tax expense related to the WABCO distribution arrangement termination, $6 million of income tax benefits related to restructuring, $1 million of income tax benefits related to transaction costs and $1 million of income tax benefits related to asset impairment charges. The year ended September 30, 2019 includes $2 million of income tax benefits related to restructuring, $2 million of income tax benefits related to asset impairment and $6 million income tax expense related to asbestos related items. The year ended September 30, 2018 includes $2 million of income tax benefits related to a loss on debt extinguishment, $6 million of income tax benefits related to asbestos related items, $1 million of income tax benefits related to restructuring and $1 million of income tax benefits related to asset impairment.
(5) The year ended September 30, 2018 includes $6 million related to the U.K. pension settlement loss.
(6) Represents acquisition transaction fees and inventory step-up amortization.
(7) The year ended September 30, 2019 includes $31 million related to the remeasurement of the Maremont net asbestos liability based on the Maremont plan of reorganization (see Note 22 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data). The year ended September 30, 2018 includes $25 million related to the change in estimate resulting from change in estimated forecast horizon and the 2018 asbestos insurance settlement.

Free cash flow is reconciled to cash flows provided by operating activities below (in millions).

	Year Ended September 30,
	2020	2019	2018
Cash provided by operating activities	$265	$256	$251
Capital expenditures	(85)	(103)	(104)
Free cash flow (1)	$180	$153	$147

Free cash flow conversion (2)	212%	46%	53%
(1) The year ended September 30, 2020 includes $265 million of cash received from termination of the WABCO distribution arrangement. The year ended September 30, 2019 includes a $48 million contribution of cash to fund the Maremont 524(g) trust, as well as $2 million of Maremont cash
(2) Represents free cash flow divided by adjusted income from continuing operations

Adjusted EBITDA and segment adjusted EBITDA are reconciled to net income attributable to Meritor, Inc. below (dollars in millions).

	Year Ended September 30,
	2020	2019	2018
Net income attributable to Meritor, Inc.	$245	$291	$117
Less: Loss (income) from discontinued operations, net of tax, attributable to Meritor, Inc.	(1)	(1)	3
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$244	$290	$120

Interest expense, net	66	57	67
Gain on sale of equity investment	—	—	—
Provision for income taxes	78	82	149
Depreciation and amortization	101	87	84
Restructuring costs	27	8	6
Asbestos related items	—	(31)	25
Transaction costs	5	6	—
Pension settlement loss	—	—	6
Loss on sale of receivables	4	6	5
Asset impairment charges	8	10	3
Income from WABCO distribution termination	(265)	—	—
Noncontrolling interests	4	5	9
Adjusted EBITDA	$272	$520	$474

Adjusted EBITDA margin (1)	8.9%	11.9%	11.3%

Unallocated legacy and corporate expense (income), net (2)	(6)	(3)	13
Segment adjusted EBITDA	$266	$517	$487

Commercial Truck (3)
Segment adjusted EBITDA	$116	$342	$345
Segment adjusted EBITDA margin (4)	5.3%	9.9%	10.4%

Aftermarket and Industrial (3)
Segment adjusted EBITDA	$150	$175	$142
Segment adjusted EBITDA margin (4)	15.3%	15.9%	13.9%
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
(3) Amounts for the years ended September 30, 2019 and 2018 have been recast to reflect reportable segment changes.
(4) Segment adjusted EBITDA margin equals segment adjusted EBITDA divided by consolidated sales from continuing operations, either in the aggregate or by segment as applicable.

Non-Consolidated Joint Ventures

At September 30, 2020, our continuing operations included investments in joint ventures that are not majority owned or controlled and are accounted for under the equity method of accounting. Our investments in non-consolidated joint ventures totaled $107 million at September 30, 2020 and $110 million at September 30, 2019.

These strategic alliances provide for sales, product design, development and/or manufacturing in certain product and geographic areas. Aggregate sales of our non-consolidated joint ventures were $696 million, $1,231 million and $1,101 million in fiscal years 2020, 2019 and 2018, respectively.

Our equity in the earnings of affiliates was $14 million, $31 million, and $27 million in fiscal years 2020, 2019 and 2018, respectively. The decrease in equity in earnings of affiliates for fiscal year 2020 compared to fiscal year 2019 was primarily attributable to decreased production due to the COVID-19 pandemic. We received cash dividends from our affiliates of $10 million, $23 million and $17 million in fiscal years 2020, 2019 and 2018, respectively.

For more information about our non-consolidated joint ventures, see Note 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Results of Operations

Fiscal Year 2020 Compared to Fiscal Year 2019

Sales

The following table reflects total company and business segment sales for fiscal years 2020 and 2019 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

					Dollar Change Due To
	2020	2019 (1)	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck
North America	$1,181	$1,966	$(785)	(40)%	$—	$(785)
Europe	465	659	(194)	(29)%	(5)	(189)
South America	169	248	(79)	(32)%	(36)	(43)
China	134	153	(19)	(12)%	(4)	(15)
India	71	197	(126)	(64)%	(1)	(125)
Other	60	84	(24)	(29)%	(1)	(23)
Total External Sales	$2,080	$3,307	$(1,227)	(37)%	$(47)	$(1,180)
Intersegment Sales	110	149	(39)	(26)%	(3)	(36)
Total Sales	$2,190	$3,456	$(1,266)	(37)%	$(50)	$(1,216)

Aftermarket and Industrial
North America	$803	$974	$(171)	(18)%	$(2)	$(169)
Europe	156	107	49	46%	(1)	50
Other	5	—	5	N/A	—	5
Total External Sales	$964	$1,081	$(117)	(11)%	$(3)	$(114)
Intersegment Sales	17	19	(2)	(11)%	(1)	(1)
Total Sales	$981	$1,100	$(119)	(11)%	$(4)	$(115)

Total External Sales	$3,044	$4,388	$(1,344)	(31)%	$(50)	$(1,294)
(1) Amounts for the year ended September 30, 2019 have been recast to reflect reportable segment changes.

Commercial Truck sales were $2,190 million in fiscal year 2020, down 37 percent from fiscal year 2019. Lower sales were driven by significantly lower market volumes driven by decreased customer demand and government mandates as a result of the COVID-19 pandemic. The majority of our production facilities were idled during the month of April with production increasing throughout the remainder of fiscal year 2020.

Aftermarket and Industrial sales were $981 million in fiscal year 2020, down 11 percent from fiscal year 2019. Lower sales were primarily driven by decreased volumes across the segment. While Aftermarket sites were not idled during fiscal year 2020, sales were lower compared to fiscal year 2019 due to changes in customer demand and the impact from the termination of the WABCO distribution arrangement. Industrial sales were also down, driven primarily by decreased volumes as a result of the impact of the COVID-19 pandemic, partially offset by the revenue generated from the AxleTech business.

	Twelve Months Ended
	2020	2019	Increase (Decrease)	% Change
Sales	$3,044	$4,388	$(1,344)	(31)%
Cost of sales	(2,716)	(3,748)	(1,032)	(28)%
GROSS MARGIN	328	640	(312)	(49)%
Selling, general and administrative	(221)	(256)	(35)	(14)%
Income from WABCO distribution termination	265	—	265	N/A
Other operating expense, net	(40)	(21)	19	90%
OPERATING INCOME	332	363	(31)	(9)%
Other income	46	40	6	15%
Equity in earnings of affiliates	14	31	(17)	(55)%
Interest expense, net	(66)	(57)	9	16%
INCOME BEFORE INCOME TAXES	326	377	(51)	(14)%
Provision for income taxes	(78)	(82)	(4)	(5)%
INCOME FROM CONTINUING OPERATIONS	248	295	(47)	(16)%
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	1	1	—	—%
NET INCOME	249	296	(47)	(16)%
Less: Net income attributable to noncontrolling interests	(4)	(5)	(1)	(20)%
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$245	$291	$(46)	(16)%
Cost of Sales and Gross Profit

Cost of sales primarily represents material, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for fiscal year 2020 was $2,716 million, compared to $3,748 million in the prior year, representing a 28 percent decrease, primarily driven by decreased market volumes. Total cost of sales was approximately 89 percent of sales for fiscal year 2020, compared to approximately 85 percent for the prior fiscal year.

The following table summarizes significant factors contributing to the changes in costs of sales during fiscal year 2020 compared to the prior fiscal year (in millions):

Cost of Sales
Fiscal year ended September 30, 2019	$3,748
Volumes, mix and other, net	(985)
Foreign exchange	(47)
Fiscal year ended September 30, 2020	$2,716

Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Lower material costs	$(911)
Lower labor and overhead costs	(130)
Other, net	9
Total change in cost of sales	$(1,032)

Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs decreased by $911 million compared to the prior fiscal year primarily due to significantly lower volumes. The third quarter of fiscal year 2020 was significantly impacted by the idling of production facilities. The majority of the company’s manufacturing facilities were idled during the month of April 2020 with production increasing throughout the remainder of fiscal year 2020.

Labor and overhead costs decreased by $130 million compared to the prior fiscal year primarily year primarily due to lower volumes. During the third quarter of fiscal year 2020, we executed certain cost actions in order to decrease the impacts of the significantly lower production levels. These actions included hourly employee layoffs and other discretionary spending reductions. Incentive compensation costs were also lower compared to the prior fiscal year.

Gross margin for fiscal year 2020 was $328 million, compared to $640 million in fiscal year 2019. Gross margin, as a percentage of sales, was 10.8 percent and 14.6 percent for fiscal years 2020 and 2019, respectively. Gross margin as a percentage of sales decreased as lower sales more than offset the lower material, labor and overhead costs.

Other Income Statement Items

Selling, general and administrative expenses ("SG&A") were $221 million in fiscal year 2020, compared to $256 million in fiscal year 2019, a decrease of $35 million. In fiscal year 2019, we recognized $31 million related to remeasuring the Maremont asbestos liability based on the Plan in the first quarter of fiscal year 2019 (see Note 22 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). Excluding Maremont, SG&A was lower primarily in fiscal year 2020 due to certain actions executed in the third quarter of fiscal year 2020, that continued through the fourth quarter of fiscal year 2020, in order to decrease the impacts of the significantly lower production levels. These actions included temporary salary reductions, employee headcount reductions, and other discretionary spend reductions. Incentive compensation costs were also lower compared to the prior year. This was partially offset by additional costs generated from our AxleTech business, which acquired in the fourth quarter of fiscal year 2019, as well as higher electrification costs.

Operating income for fiscal year 2020 was $332 million, compared to $363 million in fiscal year 2019. Key items affecting income are discussed above.

Other income, net for fiscal year 2020 was $46 million, compared to $40 million in fiscal year 2019. The increase was primarily driven by higher pension and retiree medical income in the current year.

Equity in earnings of affiliates was $14 million in fiscal year 2020, compared to $31 million in the prior year. The decrease was primarily attributable to lower earnings across all our joint ventures due to decreased volumes.

Interest expense, net was $66 million in fiscal year 2020, compared to $57 million in fiscal year 2019. The increase in interest expense was primarily attributable to new 6.25% notes due 2025 that were issued in June of fiscal year 2020, as well as higher utilization of our senior secured revolving credit facility during fiscal year 2020 compared to fiscal year 2019.

Provision for income taxes was $78 million in fiscal year 2020, compared to $82 million in fiscal year 2019. The decrease in tax expense is primarily related to lower earnings in certain jurisdictions that do not have a tax valuation allowance, largely offset by the tax effect on the proceeds received from the termination of the WABCO distribution arrangement.

Income from continuing operations (before noncontrolling interests) was $248 million for fiscal year 2020, compared to $295 million for fiscal year 2019. The reasons for the decrease are discussed above.

Net income attributable to Meritor, Inc. was $245 million for fiscal year 2020, compared to $291 million for fiscal year 2019. Various factors that contributed to the decrease in net income are discussed above.

Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins

The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for fiscal years 2020 and 2019 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA Margins
	2020	2019 (1)	Change	2020	2019 (1)	Change
Commercial Truck	$116	$342	$(226)	5.3%	9.9%	(4.6)	pts
Aftermarket and Industrial	150	175	(25)	15.3%	15.9%	(0.6)	pts
Segment adjusted EBITDA	$266	$517	$(251)	8.7%	11.8%	(3.1)	pts
(1) Amounts for the year ended September 30, 2019 have been recast to reflect reportable segment changes.

Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck	Aftermarket and Industrial	TOTAL
Segment adjusted EBITDA - Year Ended September 30, 2019 (1)	$342	$175	$517
Volume, mix, performance and other	(178)	(20)	(198)
Lower earnings from unconsolidated affiliates	(17)	—	(17)
Lower short- and long-term variable compensation	(33)	(8)	(41)
Higher pension and retiree medical income, net	2	3	5
Segment adjusted EBITDA - Year Ended September 30, 2020	$116	$150	$266
(1) Amounts for the year ended September 30, 2019 have been recast to reflect reportable segment changes.

Commercial Truck Segment adjusted EBITDA was $116 million in fiscal year 2020, compared to $342 million in the prior fiscal year. Segment adjusted EBITDA margin decreased to 5.3 percent in fiscal year 2020 from 9.9 percent in the prior fiscal year. The decrease in segment adjusted EBITDA and segment adjusted EBITDA margin were primarily driven by significantly decreased market volumes for most regions across the segment, primarily due to the COVID-19 pandemic, partially offset by the cost reduction actions executed in the second half of fiscal year 2020 and lower incentive compensation costs.

Aftermarket and Industrial Segment adjusted EBITDA was $150 million in fiscal year 2020, compared to $175 million in the prior fiscal year. Segment adjusted EBITDA margin decreased to 15.3 percent in fiscal year 2020 from 15.9 percent in fiscal year 2019. The decrease in segment adjusted EBITDA and segment adjusted EBITDA margin was primarily driven by lower volumes and the impact from the termination of the WABCO distribution arrangement, partially offset by the cost reduction actions executed in the second half of fiscal year 2020 and lower incentive compensation costs.

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

					Dollar Change Due To
	2019 (1)	2018 (1)	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck
North America	$1,966	$1,696	$270	16%	$—	$270
Europe	659	715	(56)	(8)%	(38)	(18)
South America	248	224	24	11%	(25)	49
China	153	196	(43)	(22)%	(10)	(33)
India	197	231	(34)	(15)%	(12)	(22)
Other	84	109	(25)	(23)%	(2)	(23)
Total External Sales	$3,307	$3,171	$136	4%	$(87)	$223
Intersegment Sales	149	154	(5)	(3)%	(12)	7
Total Sales	$3,456	$3,325	$131	4%	$(99)	$230

Aftermarket and Industrial
North America	$974	$886	$88	10%	$(3)	$91
Europe	107	121	(14)	(12)%	(6)	(8)
Total External Sales	$1,081	$1,007	$74	7%	$(9)	$83
Intersegment Sales	19	17	2	12%	(6)	8
Total Sales	$1,100	$1,024	$76	7%	$(15)	$91

Total External Sales	$4,388	$4,178	$210	5%	$(96)	$306
(1) Amounts for the years ended September 30, 2019 and September 30, 2018 have been recast to reflect reportable segment changes.

Commercial Truck sales were $3,456 million in fiscal year 2019, up 4 percent from fiscal year 2018. The increase in sales was primarily driven by higher truck production in North America and increased market share, partially offset by the strengthening of the U.S. dollar against most currencies.

Aftermarket and Industrial sales were $1,100 million in fiscal year 2019, up 7 percent from fiscal year 2018. The increase in sales was primarily driven by increased Aftermarket and Industrial volumes across North America. The increase in sales was also partially attributable to revenue from AxleTech, which we acquired in the fourth quarter of fiscal year 2019.

	Twelve Months Ended
	2019	2018	Increase (Decrease)	% Change
Sales	$4,388	$4,178	$210	5%
Cost of sales	(3,748)	(3,553)	195	5%
GROSS MARGIN	640	625	15	2%
Selling, general and administrative	(256)	(313)	(57)	(18)%
Other operating expense, net	(21)	(20)	1	5%
OPERATING INCOME	363	292	71	24%
Other income	40	26	14	54%
Equity in earnings of affiliates	31	27	4	15%
Interest expense, net	(57)	(67)	(10)	(15)%
INCOME BEFORE INCOME TAXES	377	278	99	36%
Provision for income taxes	(82)	(149)	(67)	(45)%
INCOME FROM CONTINUING OPERATIONS	295	129	166	129%
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	1	(3)	4	133%
NET INCOME	296	126	170	135%
Less: Net income attributable to noncontrolling interests	(5)	(9)	(4)	(44)%
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$291	$117	$174	149%
Cost of Sales and Gross Profit

Cost of sales primarily represents material, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for fiscal year 2019 was $3,748 million, compared to $3,553 million in the prior fiscal year, representing a 5 percent increase, primarily driven by increased volumes. Total cost of sales was approximately 85 percent of sales for fiscal year 2019 compared to approximately 85 percent for the prior fiscal year.

The following table summarizes significant factors contributing to the changes in costs of sales during fiscal year 2019 compared to the prior fiscal year (in millions):

Cost of Sales
Fiscal year ended September 30, 2018	$3,553
Volumes, mix and other, net	286
Foreign exchange	(91)
Fiscal year ended September 30, 2019	$3,748
Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Higher material costs	$185
Higher labor and overhead costs	10
Total change in cost of sales	$195
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs increased by $185 million compared to the prior fiscal year primarily due to higher volumes and higher steel prices.

Labor and overhead costs increased by $10 million compared to the prior fiscal year primarily due to higher volumes.

Gross margin for fiscal year 2019 was $640 million, compared to $625 million in fiscal year 2018. Gross margin, as a percentage of sales, was 14.6 percent and 15.0 percent for fiscal years 2019 and 2018, respectively. Gross margin as a percentage of sales decreased primarily due to higher layered capacity costs driven by production levels, which more than offset the impact of conversion on higher revenue.

Other Income Statement Items

Selling, general and administrative expenses ("SG&A") were $256 million in fiscal year 2019, compared to $313 million in fiscal year 2018. The decrease of $57 million was primarily attributable to asbestos related items as discussed below:

Asbestos-related liability remeasurement

In fiscal year 2019, we recognized $31 million related to remeasuring the Maremont asbestos liability based on the plan of reorganization in the first quarter of fiscal year 2019 (refer to Note 22 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). In fiscal year 2018, we recorded a $79 million charge related to the change in estimated asbestos liability resulting from the change in estimated forecast horizon for estimating pending and future asbestos claims.

Asbestos-related expense, net of asbestos related insurance recoveries

In the fourth quarter of fiscal 2018, we entered into a settlement agreement with an insurer associated with Rockwell International Corporation ("Rockwell") asbestos liabilities to resolve disputed coverage resulting from asbestos claims. As a result, we recognized $31 million in probable recoveries of defense and indemnity costs related to that settlement agreement and from the change in estimate to the estimated forecast horizon (refer to Note 22 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). For the full fiscal year 2018, because we changed our estimated forecast horizon, we recognized an additional $32 million related to previous settlements with other insurance companies for probable recoveries of defense and indemnity costs associated with asbestos liabilities resulting from the change in estimate to the estimated forecast horizon.

Restructuring costs were $8 million in fiscal year 2019, compared to $6 million in fiscal year 2018. In fiscal years 2019 and 2018, these costs primarily related to employee severance costs recognized by both segments. Restructuring costs are recorded in Other operating expense, net.

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

Provision for income taxes was $82 million in fiscal year 2019, compared to $149 million in fiscal year 2018. Higher tax expense in fiscal year 2018 was primarily driven by $57 million of non-cash tax expense related to the remeasurement of our deferred tax attributes as a result of the U.S. tax reform and $26 million of non-cash tax expense related to the one-time deemed repatriation of accumulated foreign earnings, which had no cash impact due to the use of foreign tax credits; partially offset by stronger fiscal year 2019 earnings in jurisdictions for which we do not have a valuation allowance.

Income from continuing operations (before noncontrolling interests) for fiscal year 2019 was $295 million compared to $129 million in fiscal year 2018. The reasons for the decrease are discussed above.

Net income attributable to Meritor, Inc. was $291 million for fiscal year 2019, compared to $117 million for fiscal year 2018. Various factors that contributed to the decrease in net income are discussed above.

Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins

The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for fiscal years 2019 and 2018 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA Margins
	2019 (1)	2018 (1)	Change	2019 (1)	2018 (1)	Change
Commercial Truck	$342	$345	$(3)	9.9%	10.4%	(0.5)	pts
Aftermarket and Industrial	175	142	33	15.9%	13.9%	2.0	pts
Segment adjusted EBITDA	$517	$487	$30	11.8%	11.7%	0.1	pts
(1) Amounts for the years ended September 30, 2019 and September 30, 2018 have been recast to reflect reportable segment changes.
Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck	Aftermarket and Industrial	TOTAL
Segment adjusted EBITDA - Year Ended September 30, 2018 (1)	$345	$142	$487
Higher earnings from unconsolidated affiliates	4	—	4
Higher short- and long-term variable compensation	4	3	7
Higher pension and retiree medical income, net	2	2	4
Volume, mix, performance and other	(13)	28	15
Segment adjusted EBITDA - Year Ended September 30, 2019 (1)	$342	$175	$517
(1) Amounts for the years ended September 30, 2019 and September 30, 2018 have been recast to reflect reportable segment changes.

Commercial Truck Segment adjusted EBITDA was $342 million in fiscal year 2019, compared to $345 million in the prior fiscal year. Segment adjusted EBITDA margin decreased to 9.9 percent in fiscal year 2019 compared to 10.4 percent in the prior fiscal year. The decrease in segment adjusted EBITDA was primarily driven by higher net steel and layered capacity costs and the strengthening of the U.S. dollar against most currencies, partially offset by conversion on higher revenue and continued material performance. The decrease in segment adjusted EBITDA margin was primarily driven by higher steel and layered capacity costs.

Aftermarket and Industrial Segment adjusted EBITDA was $175 million in fiscal year 2019, compared to $142 million in the prior fiscal year. Segment adjusted EBITDA margin increased to 15.9 percent in fiscal year 2019 compared to 13.9 percent in fiscal year 2018. The increase in segment adjusted EBITDA and segment adjusted EBITDA margin was primarily driven by higher revenue, including pricing actions within our Aftermarket business.

Cash Flows (in millions)

	Year Ended September 30,
	2020	2019	2018
OPERATING CASH FLOWS
Income from continuing operations	$248	$295	$129
Depreciation and amortization	101	87	84
Loss on debt extinguishment	—	—	8
Deferred income tax expense	38	40	74
Pension and retiree medical income	(42)	(37)	(31)
Pension settlement loss	—	—	6
Asset impairment	8	10	3
Equity in earnings of affiliates	(14)	(31)	(27)
Restructuring costs	27	8	6
Dividends received from equity method investments	10	23	17
Pension and retiree medical contributions	(15)	(16)	(21)
Asbestos related liability remeasurement	—	(31)	—
Contribution to Maremont trust	—	(48)	—
Restructuring payments	(25)	(5)	(8)
Increase in working capital	61	(14)	(113)
Changes in off-balance sheet accounts receivable securitization and factoring	(77)	(18)	11
Other, net	(55)	(7)	114
Cash flows provided by continuing operations	265	256	252
Cash flows used for discontinued operations	—	—	(1)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$265	$256	$251
Cash provided by operating activities for fiscal year 2020 was $265 million, compared to $256 million in fiscal year 2019 and $251 million in fiscal year 2018. The increase in cash flow provided by operating activities in fiscal year 2020 was driven primarily by $265 million of cash received from the termination of the distribution arrangement with WABCO in fiscal year 2020, largely offset by 2020 lower revenues as a result of significantly lower market volumes due to the impact of the COVID-19 pandemic. The increase in cash flows provided by operating activities in fiscal year 2019 compared to fiscal year 2018 was due to higher earnings in fiscal year 2019 and lower working capital investments that were offset by the $48 million contribution of cash and repayment of a loan to fund the Maremont 524(g) trust following the confirmation of the plan or reorganization.

	Year Ended September 30,
	2020	2019	2018
INVESTING CASH FLOWS
Capital expenditures	$(85)	$(103)	$(104)
Proceeds from sale of equity method investment	—	—	250
Cash paid for business acquisitions, net of cash acquired	—	(168)	(35)
Cash paid for investment in Transportation Power, Inc.	(13)	(6)	(6)
Other investing activities	9	6	6
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	$(89)	$(271)	$111

Cash used for investing activities was $89 million in fiscal year 2020, compared to cash used for investing activities of $271 million in fiscal year 2019 and cash provided by investing activities of $111 million in fiscal year 2018. The decrease in cash used for investing activities in the fiscal year 2020 was primarily driven by lower acquisition activity in fiscal year 2020 as compared to fiscal year 2019. The decrease in cash provided by investing activities in fiscal year 2019 compared to fiscal year 2018 was driven by $168 million of cash paid for the acquisition of AxleTech, net of cash acquired, in the fourth quarter of fiscal year 2019. Capital expenditures were $85 million in fiscal year 2020, compared to $103 million in fiscal year 2019 and $104 million in fiscal year 2018.

	Year September 30,
	2020	2019	2018
FINANCING CASH FLOWS
Repayment of notes and term loan	$(8)	$—	$—
Securitization	(8)	(38)	(43)
Borrowings against revolving line of credit	304	190	55
Repayments of revolving line of credit	(304)	(190)	(55)
Term loan borrowings	—	175	—
Proceeds from debt issuance	300	—	—
Redemption of notes	—	(24)	(181)
Deferred issuance costs	—	(4)	—
Debt issuance costs	(5)	—	—
Other financing activities	(2)	(2)	(5)
Net change in debt	277	107	(229)
Repurchase of common stock	(241)	(96)	(100)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$36	$11	$(329)

Cash provided by financing activities was $36 million in fiscal year 2020, compared to cash provided by financing activities of $11 million in fiscal year 2019 and cash used for financing activities of $329 million in fiscal year 2018. The increase in cash provided by financing activities in fiscal year 2020 compared to fiscal year 2019 was primarily related to the proceeds from the issuance of the $300 million principal amount of our 6.25 percent notes due 2025 (see Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data), partially offset by the repurchase of 10.4 million shares of our common stock for $241 million (see Note 17 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). The decrease in cash used for financing activities in fiscal year 2019 compared to fiscal year 2018 was primarily related to a $175 million term loan facility utilized for our acquisition of AxleTech.

Contractual Obligations

As of September 30, 2020, we are contractually obligated to make payments as follows (in millions):

	Total	2021 (2)	2022	2023	2024 (3)	2025 (4)	Thereafter (5)
Total debt (1)	$1,265	$36	$18	$13	$573	$300	$325
Operating leases	93	17	14	13	9	7	33
Interest payments on long-term debt	364	58	58	58	40	23	127
Total	$1,722	$111	$90	$84	$622	$330	$485
(1) Total debt excludes unamortized discount on convertible notes of $29 million, unamortized issuance costs of $14 million, and original issuance discount of an insignificant amount.
(2) Includes the 7.875 percent convertible notes due 2026, which will be early redeemed on December 1, 2020 (refer to Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).
(3) Includes the 6.25 percent senior notes due 2024, which contain a call feature that allows for early redemption (refer to Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).
(4) Includes the 6.25 percent senior notes due 2025, which contain a call feature that allows for early redemption (refer to Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

(5) Includes the 3.25 percent convertible notes due 2037, which contain a put and call feature that allows for early redemption beginning in 2025 (refer to Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).
We also sponsor defined benefit pension plans that cover certain of our U.S. employees and certain non-U.S. employees. Our funding practice provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries. Management expects funding for our retirement pension plans of approximately $6 million in fiscal year 2021.

We also sponsor retirement medical plans that cover certain of our U.S. and non-U.S. employees and retirees, including certain employees of divested businesses, and provide for medical payments to eligible employees and dependents upon retirement. Management expects gross retiree medical plan benefit payments of approximately $6 million, $5 million, $5 million, $4 million and $4 million in fiscal years 2021, 2022, 2023, 2024 and 2025, respectively, before consideration of any Part D reimbursement from the U.S. government.

Contractual obligations identified in the table above do not include liabilities associated with uncertain tax positions of $73 million due to the high degree of uncertainty regarding the future cash outflows associated with these amounts. For additional discussion of uncertain tax positions, refer to Note 21 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Liquidity

Our outstanding debt, net of discounts and unamortized debt issuance costs where applicable, is summarized below (in millions). For a detailed discussion of terms and conditions related to this debt, see Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

	September 30,
	2020	2019
Fixed-rate debt securities	$741	$444
Fixed-rate convertible notes	343	342
Term loan	166	175
Unamortized discount on convertible notes	(29)	(34)
Other borrowings	6	16
Total debt	$1,227	$943
Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs, restructuring and product development programs. We expect fiscal year 2021 capital expenditures to be approximately $85 million.
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

Sources of liquidity as of September 30, 2020, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 9/30/20	Readily Available as of 9/30/20	Current Expiration
On-balance sheet arrangements:
Senior secured revolving credit facility (1)	$625	$—	$625	June 2024 (1)
Committed U.S. accounts receivable securitization(2)	95	3	80	December 2022
Total on-balance sheet arrangements	720	3	705
Off-balance sheet arrangements: (2)
Committed Swedish Factoring Facility (3)(4)	$181	$100	$—	March 2024
Committed U.S. Factoring Facility (3)	75	30	—	February 2023
Uncommitted U.K. Factoring Facility	29	1	—	February 2022
Uncommitted Italy Factoring Facility	35	9	—	June 2022
Other uncommitted factoring facilities (5)	N/A	14	N/A	None
Total off-balance sheet arrangements	320	154	—
Total available sources	$1,040	$157	$705
(1)The availability under the senior secured revolving credit facility is subject to a collateral test and a priority debt-to-EBITDA ratio covenant. The facility will expire in November 2023 if the outstanding amount of the 6.25 percent notes due 2024 is greater than $75 million at that time.
(2)Availability subject to adequate eligible accounts receivable available for sale.
(3)Actual amounts may exceed bank's commitment at bank's discretion.
(4)The facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through June 22, 2021.
(5)There is no explicit facility size under the factoring agreement, but the counterparty approves the purchase of receivable tranches at its discretion.

Cash and Liquidity Needs – At September 30, 2020, we had $315 million in cash and cash equivalents, of which $32 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. We plan to repatriate approximately $21 million of this cash, with respect to which no withholding taxes are expected to be owed. In addition, we plan to utilize ongoing cash flow from domestic operations and external borrowings to meet our liquidity needs in the U.S.

Our availability under the senior secured revolving credit facility is subject to a priority debt-to-EBITDA ratio covenant, as defined in the credit agreement, which may limit our borrowings under such agreement as of each quarter end. As long as we are in compliance with this covenant as of the quarter end, we have full availability under the senior secured revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our senior secured revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our senior secured revolving credit facility. At September 30, 2020, we were in compliance with the priority debt to EBITDA ratio covenant with a ratio of approximately 0.39x, which includes the income recognized related to the termination of the WABCO distribution arrangement.
Equity and Debt Repurchase Authorization – Refer to Note 17 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Redemption of 4.0 Percent Convertible Notes due 2027, Senior Secured Revolving Credit Facility, and Issuance of 6.25 Percent Notes due 2025 – Refer to Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. .
U.S. Securitization Program – Refer to Note 8 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Finance Leases – We had $6 million and $7 million of outstanding finance lease arrangements as of September 30, 2020 and 2019, respectively.

Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under our revolving credit facility if the defaulted amount exceeds $35 million per bank. As of September 30, 2020 and 2019, we had $16 million and $30 million, respectively, outstanding under this program at more than one bank.
     Credit Ratings – At November 10, 2020, our Standard & Poor’s corporate credit rating and senior unsecured credit rating were BB and BB-, respectively, and our Moody’s Investors Service corporate credit rating and senior unsecured credit rating are Ba3 and B1, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
Subsidiary Guarantees of Debt – Certain of the company's 100% owned subsidiaries, as defined in the credit agreement for the senior secured revolving credit facility (collectively, the "Guarantors") irrevocably and unconditionally guarantee amounts outstanding under the senior secured revolving credit facility on a joint and several basis. Similar subsidiary guarantees are provided for the benefit of the holders of the notes outstanding under the company's indentures. The notes are guaranteed on a senior unsecured basis by each of the company’s subsidiaries from time to time guaranteeing its senior secured revolving credit facility, as it may be amended, extended, replaced or refinanced, or any subsequent credit facility. The guarantees remain in effect until the earlier to occur of payment in full of the notes or termination or release of the applicable corresponding guarantee under the company’s senior secured revolving credit facility, as it may be amended, extended, replaced or refinanced, or any subsequent credit facility. The guarantees rank equally with existing and future senior unsecured indebtedness of the Guarantors and are effectively subordinated to all of the existing and future secured indebtedness of the Guarantors, to the extent of the value of the assets securing such indebtedness.

The following represents summarized financial information, in millions, of Meritor, Inc ("Parent") and the Guarantors (collectively, the "Combined Entities"). The information has been prepared on a combined basis and excludes any investments of the Parent or Guarantors in non-guarantor subsidiaries. Intercompany transactions and amounts between the Combined Entities have been eliminated. Equity income from continuing operations of subsidiaries has been eliminated.

Statement of Operations Information	Year Ended September 30, 2020	Year Ended September 30, 2019
Net Sales	$1,863	$2,731
Gross profit	188	368
Net income from continuing operations	190	123
Net income	191	124
Net income attributable to Meritor, Inc.	191	124

Balance Sheet Information	September 30, 2020	September 30, 2019
Current Assets	$566	$447
Non-current Assets	1,053	1,178
Current Liabilities	413	559
Non-current Liabilities	1,639	1,376

Redeemable Preferred Stock	—	—
Noncontrolling Interest	—	—

At September 30, 2020 and 2019, amounts owed by the Combined Entities to non-guarantor entities totaled approximately $100 million and $13 million, respectively, and amounts owed to the Combined Entities from non-guarantor entities totaled approximately $156 million and $202 million, respectively. For the years ended September 30, 2020 and 2019, intercompany sales from the Combined Entities to non-guarantor subsidiaries were $79 million and $110 million, respectively. For the years ended September 30, 2020 and 2019, intercompany sales from non-guarantor subsidiaries to the Combined Entities were $102 million and $201 million, respectively.

Off-Balance Sheet Arrangements

Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at September 30, 2020 of $154 million, of which $130 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $24 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the Consolidated Balance Sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.
Our Swedish factoring facility, which is backed by a 364-day liquidity commitment from Nordea Bank, was renewed through June 22, 2021. Commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in case of the U.K. and Italy commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).
Letter of Credit Facilities –-Refer to Note 15 of the Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. There were $8 million of off-balance sheet letters of credit outstanding through letter of credit facilities as of September 30, 2020 and 2019.

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

Pensions — Our defined benefit pension plans and retirement medical plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including the mortality of participants. Our pension obligations are determined annually and were measured as of September 30, 2020 and 2019.

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
The U.S. plans include a qualified and non-qualified pension plan. In fiscal years 2020 and 2019, the only significant non-U.S. plan is a pension plan located in the U.K. The following are the significant assumptions used in the measurement of the projected benefit obligation ("PBO") and net periodic pension expense:

	2020		2019
	U.S.	U.K.	U.S.	U.K.
Assumptions as of September 30:
Discount rate	2.50% - 2.60%	1.70%	3.10% - 3.15%	1.80%
Assumed return on plan assets (beginning of the year)(1)	7.75%	5.75%	7.75%	6.00%
(1) The assumed return on plan assets for fiscal year 2021 is 7.75 percent for the U.S. plan and 5.00 percent for the U.K. plan.

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

These assumptions reflect our historical experience and our best judgments regarding future expectations. The effects of the indicated increase and decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the plans in 2020, are shown below (in millions):

	Effect on All Plans - September 30, 2020
	Percentage Point Change	Increase (Decrease) in PBO	Increase (Decrease) in Pension Expense
Assumption:
Discount rate	-0.5 pts	$112	$—
	+0.5 pts	(100)	—
Assumed return on plan assets	-1.0 pts	N/A (1)	15
	+1.0 pts	N/A (1)	(15)
(1) Not Applicable

Accounting guidance applicable to pensions does not require immediate recognition of the effects of a deviation between actual and assumed experience and the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss in Accumulated other comprehensive loss. Based on the September 30, 2020 and 2019 measurement dates, we had an unrecognized loss of $676 million and $806 million, respectively. A portion of this loss is amortized into earnings each fiscal year. Unrecognized losses for the U.S. and U.K. plans are being amortized into net periodic pension expense over the average life expectancy of the inactive participants of approximately 16 years and 25 years, respectively.

In recognition of the long-term nature of the liabilities of the pension plans, we have targeted an asset allocation strategy designed to promote asset growth while maintaining an acceptable level of risk over the long term. Asset-liability studies are performed periodically to validate the continued appropriateness of these asset allocation targets. The asset allocation ranges for the U.S. plans are 20–50 percent equity investments, 30–60 percent fixed income investments and 10–25 percent alternative investments. Alternative investments include private equity, real estate, hedge funds and partnership interests. The target asset allocation ranges for the non-U.S. plans are 20–35 percent equity investments, 30–40 percent fixed income investments, 0–15 percent real estate and 15–35 percent alternative investments. The asset class mix and the percentage of securities in any asset class or market may vary as the risk/return characteristics of either individual market or asset classes vary over time.

The investment strategies for the pension plans are designed to achieve an appropriate diversification of investments as well as safety and security of the principal invested. Assets invested are allocated to certain global sub-asset categories within prescribed ranges in order to promote international diversification across security type, issuer type, investment style, industry group, and economic sector. Assets of the plans are both actively and passively managed. Policy limits are placed on the percentage of plan assets that can be invested in a security of any single issuer and minimum credit quality standards are established for debt securities. Meritor securities did not comprise any of the value of our worldwide pension assets as of September 30, 2020.

Based on current assumptions, the fiscal year 2021 net pension income is estimated to be $29 million.

Retiree Medical — We have retirement medical plans that cover certain of our U.S. and non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement. Our retiree medical obligations were measured as of September 30, 2020 and September 30, 2019.

The following are the significant assumptions used in the measurement of the accumulated postretirement benefit obligation ("APBO"):

	2020	2019
Assumptions as of September 30:
Discount rate	2.56%	2.98%
Health care cost trend rate	6.07%	6.36%
Ultimate health care trend rate	4.67%	4.69%
Year ultimate rate is reached	2028	2028
The discount rate is the rate used to calculate the present value of the APBO. The rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. We used the corporate AA/Aa bond rate for this assumption.

The health care cost trend rate represents our expected annual rates of change in the cost of health care benefits. Our projection for fiscal year 2021 is 6.07 percent. For measurement purposes, the annual increase in health care costs was assumed to decrease gradually to 4.67 percent by fiscal year 2028 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2020	2019
Effect on total of service and interest cost
1% Increase	$—	$—
1% Decrease	—	—
Effect on APBO
1% Increase	6	5
1% Decrease	(5)	(4)
Based on current assumptions, fiscal year 2021 retiree medical income is estimated to be approximately $21 million.

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

Significant factors and information used by management when estimating product warranty liabilities include:
•Past claims experience;
•Sales history;
•Product manufacturing and industry developments; and
•Recoveries from third parties, where applicable.

Asbestos — Contingencies for asbestos related matters are discussed in Note 22 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Income Taxes — Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that the deferred tax asset will be realized, no valuation allowance is recorded. Management's judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the net deferred tax assets. The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated. Significant judgments, estimates and factors considered by management in its determination of the probability of the realization of deferred tax assets include:

•Historical operating results;

•Expectations of future earnings;

•Tax planning strategies; and

•The extended period of time over which retirement medical and pension liabilities will be paid.

Refer to Note 21 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, for additional information on income tax related matters.

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
     As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our Consolidated Financial Statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal year 2020, our reported financial results were adversely affected by appreciation of the U.S. dollar against foreign currencies. For fiscal year 2019, our reported financial results were adversely affected by appreciation of the U.S. dollar against foreign currencies.
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
We use option contracts to mitigate foreign exchange exposure on expected future foreign currency-denominated purchases. We did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the Consolidated Statement of Operations.
We use option contracts to mitigate the risk of volatility in the translation of foreign currency earnings to U.S. dollars. These option contracts did not qualify for a hedge accounting election. Changes in fair value associated with these contracts are recorded in the Consolidated Statement of Operations in other income, net.
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
In the third quarter of fiscal year 2018, we entered into multiple cross-currency swaps. These swaps hedged a portion of the net investment in a certain European subsidiary against volatility in the euro/U.S. dollar foreign exchange rate. In the third quarter of fiscal year 2019, we unwound these cross-currency swaps and received proceeds of $19 million, $2 million of which related to net accrued interest receivable. In the third quarter of fiscal year 2019, we also entered into multiple new cross-currency swaps with a combined notional amount of $225 million. These swaps hedged a portion of the net investment in a certain European subsidiary against volatility in the euro/U.S. dollar foreign exchange rate. In the second quarter of fiscal year 2020, we settled these cross-currency swap contracts and received proceeds of $11 million, $1 million of which related to net accrued interest receivable.
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

Market Risk	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change In
Foreign Currency Sensitivity:
Forward contracts in USD (1)	(0.4)	0.4	Fair Value
Forward contracts in Euro (1)	(2.1)	2.1	Fair Value
Foreign currency denominated debt (2)	0.4	(0.4)	Fair Value
Foreign currency option contracts in USD	1.7	(0.6)	Fair Value
Foreign currency option contracts in Euro	(0.3)	1.1	Fair Value

Interest Rate Sensitivity:	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Change In
Debt - fixed rate (3)	$(35.0)	$37.0	Fair Value
Debt - variable rate	(0.8)	0.8	Cash Flow
(1) Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.
(2) At September 30, 2020, the fair value of outstanding foreign currency denominated debt was $3.6 million. A 10% decrease in quoted currency exchange rates would result in a decrease of $0.4 million in foreign currency denominated debt. At September 30, 2020, a 10% increase in quoted currency exchange rates would result in an increase of $0.4 million in foreign currency denominated debt.
(3) At September 30, 2020, the fair value of outstanding debt was $1,317 million. A 50 basis points decrease in quoted interest rates would result in an increase of $37.0 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in a decrease of $35.0 million in the fair value of fixed rate debt.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Meritor, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Meritor, Inc. and subsidiaries (the "Company") as of September 27, 2020 and September 29, 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended September 27, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2020 and September 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 27, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Contingencies — Asbestos —Rockwell —Refer to Note 22 to the financial statements
Critical Audit Matter Description
Reserves related to these claims consist of the projected indemnity and defense costs of pending and future asbestos-related claims. The Company engaged a third-party advisor with extensive experience in assessing asbestos-related liabilities to conduct a study to estimate its potential undiscounted liability for pending and future asbestos-related claims. As of September 27, 2020, the best estimate of the company’s obligation for asbestos-related claims over the next 38 years is $78 million.
We identified asbestos-related reserves for Rockwell as a critical audit matter because estimating projected indemnity and defense costs of pending and future asbestos-related claims involves significant estimation by management due to variables that are difficult to predict. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether the asbestos related reserves were appropriately recorded as of September 27, 2020.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the asbestos-related reserves for Rockwell included the following, among others:
•We tested the effectiveness of controls related to asbestos-related reserves, including management’s controls over estimating projected indemnity and defense costs of pending and future asbestos-related claims.

•We assessed the qualifications, experience, and objectivity of management’s third-party advisor.

•We tested the underlying data that served as the basis for the actuarial analysis, including historical claims, to test the inputs to the actuarial estimate for completeness and accuracy.

•We compared management’s prior-year projected indemnity and defense costs of pending and future asbestos-related claims to actual costs incurred during the current year to identify potential bias in the determination of the reserve, as well as to assess management’s ability to estimate the reserve.

•With the assistance of our actuarial specialists that have experience in the area of asbestos-related reserves, we assessed the reasonableness of the valuation methodology and significant assumptions.

/s/	DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Detroit, Michigan
November 12, 2020

We have served as the Company's auditor since 1996.

MERITOR, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2020	2019	2018
Sales	$3,044	$4,388	$4,178
Cost of sales	(2,716)	(3,748)	(3,553)
GROSS MARGIN	328	640	625
Selling, general and administrative	(221)	(256)	(313)
Income from WABCO distribution termination	265	—	—
Other operating expense, net	(40)	(21)	(20)
OPERATING INCOME	332	363	292
Other income	46	40	26
Equity in earnings of affiliates	14	31	27
Interest expense, net	(66)	(57)	(67)
INCOME BEFORE INCOME TAXES	326	377	278
Provision for income taxes	(78)	(82)	(149)
INCOME FROM CONTINUING OPERATIONS	248	295	129
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	1	1	(3)
NET INCOME	249	296	126
Less: Net income attributable to noncontrolling interests	(4)	(5)	(9)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$245	$291	$117
NET INCOME ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$244	$290	$120
Income (loss) from discontinued operations	1	1	(3)
Net income	$245	$291	$117
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$3.30	$3.49	$1.37
Discontinued operations	0.01	0.01	(0.03)
Basic earnings per share	$3.31	$3.50	$1.34
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$3.23	$3.36	$1.31
Discontinued operations	0.01	0.01	(0.03)
Diluted earnings per share	$3.24	$3.37	$1.28
Basic average common shares outstanding	74.0	83.2	87.5
Diluted average common shares outstanding	75.6	86.3	91.2
See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2020	2019	2018
Net income	$249	$296	$126
Other comprehensive income:
Foreign currency translation adjustments	(21)	(18)	(51)
Pension and other postretirement benefit related adjustments (net of tax of $27, $22 and $6 for the year ended September 30, 2020, 2019 and 2018, respectively	89	(96)	24
Unrealized gain (loss) on cash flow hedges	—	(2)	4
Total comprehensive income	317	180	103
Less: Comprehensive income attributable to noncontrolling interest	(5)	(4)	(7)
Comprehensive income attributable to Meritor, Inc.	$312	$176	$96
See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED BALANCE SHEET
(In millions)

	September 30,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$315	$108
Receivables, trade and other, net	479	551
Inventories	435	526
Other current assets	54	31
TOTAL CURRENT ASSETS	1,283	1,216
NET PROPERTY	515	515
GOODWILL	501	478
OTHER ASSETS	585	606
TOTAL ASSETS	$2,884	$2,815
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term debt	$39	$41
Accounts and notes payable	423	610
Other current liabilities	264	285
TOTAL CURRENT LIABILITIES	726	936
LONG-TERM DEBT	1,188	902
RETIREMENT BENEFITS	196	336
OTHER LIABILITIES	279	226
TOTAL LIABILITIES	2,389	2,400
COMMITMENTS AND CONTINGENCIES (NOTE 22)
EQUITY:
Common stock (September 30, 2020 and 2019,103.7 and 104.1 shares issued and 72.3 and 81.4 shares outstanding, respectively	105	104
Additional paid-in capital	808	803
Retained earnings	736	491
Treasury stock, at cost (September 30, 2020 and September 30, 2019, 31.4 and 22.7 shares, respectively)	(573)	(332)
Accumulated other comprehensive loss	(614)	(681)
Total equity attributable to Meritor, Inc.	462	385
Noncontrolling interests	33	30
TOTAL EQUITY	495	415
TOTAL LIABILITIES AND EQUITY	$2,884	$2,815
See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended September 30,
	2020	2019	2018
OPERATING ACTIVITIES
CASH PROVIDED BY OPERATING ACTIVITIES (see Note 25)	$265	$256	$251
INVESTING ACTIVITIES
Capital expenditures	(85)	(103)	(104)
Proceeds from sale of equity method investment	—	—	250
Cash paid for business acquisitions, net of cash acquired	—	(168)	(35)
Cash paid for investment in Transportation Power, Inc.	(13)	(6)	(6)
Other investing activities	9	6	6
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(89)	(271)	111
FINANCING ACTIVITIES
Securitization	(8)	(38)	(43)
Proceeds from debt issuances	300	—	—
Borrowings against revolving line of credit	304	190	55
Repayments of line of credit	(304)	(190)	(55)
Term loan borrowings	—	175	—
Redemption of notes	—	(24)	(181)
Repayment of notes and term loan	(8)	—	—
Deferred issuance costs	—	(4)	—
Debt issuance costs	(5)	—	—
Other financing activities	(2)	(2)	(5)
Net change in debt	277	107	(229)
Repurchase of common stock	(241)	(96)	(100)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	36	11	(329)
EFFECT OF CHANGES IN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(5)	(3)	(6)
CHANGE IN CASH AND CASH EQUIVALENTS	207	(7)	27
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	108	115	88
CASH AND CASH EQUIVALENTS AT END OF YEAR	$315	$108	$115
See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED STATEMENT OF EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Non- controlling Interests	Total
Beginning balance at September 30, 2019	$104	$803	$491	$(332)	$(681)	$385	$30	$415
Comprehensive income	—	—	245	—	67	312	5	317
Vesting of restricted stock	1	(1)	—	—	—	—	—	—
Equity based compensation expense	—	7	—	—	—	7	—	7
Repurchase of common stock	—	—	—	(241)	—	(241)	—	(241)
Non-controlling interest dividends	—	—	—	—	—	—	(2)	(2)
Other	—	(1)	—	—	—	(1)	—	(1)
Ending balance at September 30, 2020	$105	$808	$736	$(573)	$(614)	$462	$33	$495

Beginning balance at September 30, 2018	$102	$787	$200	$(236)	$(566)	$287	$30	$317
Comprehensive income (loss)	—	—	291	—	(115)	176	4	180
Vesting of restricted stock	2	(2)	—	—	—	—	—	—
Equity based compensation expense	—	18	—	—	—	18	—	18
Repurchase of common stock	—	—	—	(96)	—	(96)	—	(96)
Non-controlling interest dividends	—	—	—	—	—	—	(4)	(4)
Ending balance at September 30, 2019	$104	$803	$491	$(332)	$(681)	$385	$30	$415

Beginning balance at September 30, 2017	$101	$765	$83	$(136)	$(545)	$268	$27	$295
Comprehensive income (loss)	—	—	117	—	(21)	96	7	103
Vesting of restricted stock	1	(1)	—	—	—	—	—	—
Equity based compensation expense	—	20	—	—	—	20	—	20
Convertible securities with cash settlement	—	1	—	—	—	1	—	1
Repurchase of common stock	—	—	—	(100)	—	(100)	—	(100)
Non-controlling interest dividends	—	—	—	—	—	—	(2)	(2)
Other	—	2	—	—	—	2	(2)	—
Ending balance at September 30, 2018	$102	$787	$200	$(236)	$(566)	$287	$30	$317
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

The company’s fiscal year ends on the Sunday nearest September 30. The 2020, 2019 and 2018 fiscal years ended on September 27, 2020, September 29, 2019 and September 30, 2018, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 is used consistently throughout this report to represent the fiscal year end.

COVID-19 Pandemic Update

In March 2020, the World Health Organization declared a global health pandemic related to the outbreak of a novel coronavirus. The COVID-19 pandemic adversely affected the company's financial performance in the second, third and fourth quarters of fiscal year 2020 and could have an impact throughout fiscal year 2021. In response to the COVID-19 pandemic, government health officials have recommended and mandated precautions to mitigate the spread of the virus, including shelter-in-place orders, prohibitions on public gatherings and other similar measures. As a result, the company and certain of the company's customers and suppliers temporarily closed select manufacturing locations beginning late in the second quarter of fiscal year 2020, continuing into the third quarter of fiscal year 2020. As of May 31, 2020, all of the company's global facilities were back open and operating with limited production. Production volume levels continued to increase through the fourth quarter of fiscal year 2020. Most of the company’s salaried employees are primarily working remotely until further notice. There is uncertainty around the duration and breadth of the COVID-19 pandemic, as well as the impact it will have on the company's operations, supply chain and demand for its products. As a result, the ultimate impact on the company's business, financial condition or operating results cannot be reasonably estimated at this time.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates. Significant estimates and assumptions were used to review goodwill and other long-lived assets for impairment (see Notes 6 and 10), environmental liabilities (see Notes 13, 14 and 22), product warranty liabilities (see Note 13), long-term incentive compensation plan obligations (see Note 18), retiree medical and pension obligations (see Notes 19 and 20), income taxes (see Note 21), and contingencies, including asbestos (see Note 22).

    Concentration of Credit Risk

In the normal course of business, the company provides credit to customers. The company limits its credit risk by performing ongoing credit evaluations of its customers and maintaining reserves for potential credit losses and through accounts receivable factoring programs. The company’s accounts receivables are generally due from medium- and heavy-duty truck OEMs, specialty vehicle manufacturers, aftermarket customers, and trailer producers. The company’s ten largest customers accounted for 69 percent, 77 percent and 75 percent of sales in fiscal years 2020, 2019 and 2018, respectively. Sales to the company's top three customers were 50 percent, 54 percent and 52 percent of total sales in fiscal years 2020, 2019 and 2018, respectively. At September 30, 2020 and 2019, 25 percent and 26 percent of the company's trade accounts receivable were from the company's three largest customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidation and Joint Ventures

The Consolidated Financial Statements include the accounts of the company and those subsidiaries in which the company has control. All intercompany balances and transactions are eliminated in consolidation. The results of operations of controlled subsidiaries are included in the Consolidated Financial Statements and are offset by a related noncontrolling interest recorded for the noncontrolling partners’ ownership. Investments in affiliates that are not controlled are reported using the equity method of accounting (see Note 12).

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

Impairment of Long-Lived Assets

Long-lived assets, excluding goodwill, to be held and used are reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. An impairment loss is recognized when a long-lived asset group is not recoverable, based on undiscounted cash flows over the remaining useful life of the primary asset of the group, and the long lived asset group's carrying value exceeds the fair value.

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

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Year Ended September 30,
	2020	2019	2018
Basic average common shares outstanding	74.0	83.2	87.5
Impact of restricted shares, restricted share units and performance share units	0.8	2.2	2.8
Impact of convertible notes	0.8	0.9	0.9
Diluted average common shares outstanding	75.6	86.3	91.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The actual number of performance share units that will vest depends upon the company’s performance relative to the established performance metrics for the three-year performance period of October 1, 2019 to September 30, 2022, measured at the end of the performance period. The number of performance share units that vest will depend on adjusted EBITDA margin, new business wins, free cash flow conversion and adjusted diluted earnings per share from continuing operations, each of which is weighted at 25%. The number of performance share units that vest will be between 0% and 200% of the grant date amount of 0.4 million performance share units.

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
The actual number of performance share units that vested depended upon the company’s performance relative to the established goals for the three-year performance period of October 1, 2017 to September 30, 2020, which was measured at the end of the performance period.
Other
 Other significant accounting policies are included in the related notes, specifically, goodwill (Note 6), inventories (Note 9), property and depreciation (Note 10), product warranties (Note 13), financial instruments (Note 16), equity based compensation (Note 18), retirement medical plans (Note 19), retirement pension plans (Note 20), income taxes (Note 21) and environmental and asbestos-related liabilities (Note 22).

Accounting standards implemented during fiscal year 2020

On October 1, 2019, the company implemented Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). The company elected the practical expedient package, which allowed the company to not reassess whether existing contracts contain a lease and to not reassess classification of existing leases. The company also adopted ASU 2018-11, Leases (Topic 842) Targeted Improvements, electing to not separate lease and non-lease components in contracts that contain both and electing to not restate comparative periods when adopting ASU 2016-02. As a result, the company recognized a right-of-use asset and lease liability as a lessee for substantially all existing operating leases and has included new and expanded disclosures (Note 4).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounting standards to be implemented

The following represent the standards that may result in a significant change in practice and/or have a significant financial impact on the company.

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including accounts receivable. The ASU also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The company expects to adopt this guidance in the first quarter of fiscal year 2021. The guidance is expected to have an impact on the company's accounting policies and procedures related to calculation of allowance for doubtful accounts receivable but is not expected to have a material impact on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU add, modify, and eliminate certain disclosure requirements on fair value measurements in Topic 820. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Certain amendments should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. Others should be applied retrospectively. The company expects to adopt this guidance in the first quarter of fiscal year 2021. The company is currently evaluating the potential impact of this guidance on its accounting policies and its Consolidated Financial Statements.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASC 470-20 outlines five models to allocate the proceeds attributable to the issuance of a convertible debt instrument. This ASU removes from U.S. GAAP the separation models for convertible debt with a cash conversion feature (CCF) and convertible debt with a beneficial conversion feature (BCF). As a result of adopting this ASU, entities are not required to separately present in equity an embedded conversion feature in such debt. Instead, they should account for a convertible debt instrument wholly as debt. Applying the separation models in ASC 470-20 to convertible instruments with a CCF or BCF involved the recognition of a debt discount, which is amortized to interest expense. The elimination of CCF and BCF models will reduce reported interest expense and increase reported net income for convertible instruments issued within the scope of those models before the adoption of ASU 2020-06. The amendments in this update are required to be adopted by public business entities in fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal year beginning after December 15, 2020, including interim periods within those fiscal years. Entities are permitted to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The company is currently evaluating the potential impact of this guidance on its accounting policies and its Consolidated Financial Statements.

3. ACQUISITIONS AND DIVESTITURE
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
Pro forma financial information of the company is presented in the following table for the twelve months ended September 30, 2020 and 2019 as if the TransPower acquisition had occurred on October 1, 2018. The pro forma financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

information is unaudited and is provided for informational purposes only and does not purport to be indicative of the results which would have actually been attained had the acquisition occurred on October 1, 2018 (in millions).

	Twelve Months Ended September 30,
	2020	2019
Sales	$3,045	$4,394
Net income attributable to Meritor, Inc.	244	282
The purchase price was allocated on a provisional basis as of January 16, 2020. Assets acquired and liabilities assumed were recorded at estimated fair values based on management's estimates, available information, and reasonable and supportable assumptions. Additionally, the company is utilizing a third-party to assist with certain estimates of fair values. The provisional purchase price allocation, which is subject to change and may be subsequently adjusted to reflect final valuation results and other adjustments, is shown below (in millions). The company is reviewing and may record other additional measurement period adjustments in fiscal year 2021. All goodwill resulting from the acquisition of TransPower was assigned to the Commercial Truck reportable segment (see Note 6).

	Estimated Fair Value
	As of January 16, 2020	Measurement Period Adjustments	As of September 30, 2020
Purchase price	$15	$—	$15
Investments in TransPower	12	—	12
	$27	$—	$27
Assets acquired and liabilities assumed:
Cash	2	—	2
Receivables, net	5	—	5
Inventories, net	8	—	8
PP&E	10	(1)	9
Identifiable intangible assets	—	11	11
Other assets	—	(1)	(1)
Accounts payable	(3)	—	(3)
Other current liabilities	(17)	—	(17)
Total identifiable net assets acquired	5	9	14

Goodwill and other intangible assets resulting from the acquisition of TransPower	22	(9)	13
	$27	$—	$27
Acquisition of AxleTech Business
On July 26, 2019, the company acquired 100 percent of the voting equity interest of the AxleTech group companies for approximately $179 million in cash, subject to certain purchase price adjustments. The company funded the acquisition with the term loan under the senior secured revolving credit agreement (see Note 15). The AxleTech acquisition was accounted for as a business combination.

The addition of AxleTech enhanced Meritor’s growth platform with the addition of a complementary product portfolio that includes a full line of independent suspensions, axles, braking solutions and drivetrain components across the off-highway, defense, specialty and aftermarket markets. AxleTech operates within Meritor’s Aftermarket and Industrial segment.

As of September 30, 2020, the company finalized all measurement period adjustments related to the AxleTech acquisition. Since completion of initial estimates in the fourth quarter of fiscal year 2019, the company recorded a net $5 million measurement period adjustment to decrease the fair value of identifiable net assets acquired in the AxleTech transaction,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

resulting in a corresponding $5 million increase to goodwill. These adjustments were made to reflect additional available information and updated valuation results, which included valuation of technology and customer relationships. All goodwill resulting from the AxleTech acquisition was assigned to the Aftermarket and Industrial reportable segment (see Note 6). Recorded goodwill consists largely of the synergies and economies of scale expected from combining the operations of the company and AxleTech.
The company incurred acquisition related costs of $1 million  and $6 million as of September 30, 2020, and September 30, 2019, respectively, which were recorded as incurred and have been classified as either cost of sales or selling, general, and administrative expenses in the Consolidated Statement of Operations for the years ended September 30, 2020 and September 30, 2019.

	Estimated Fair Value
	As of September 30, 2019	Measurement Period Adjustments	As of September 30, 2020
Purchase price	$179	$(2)	$177

Assets acquired and liabilities assumed:
Cash	11	—	11
Receivables, net	37	(2)	35
Inventories, net	70	(2)	68
Identifiable intangible assets	46	7	53
Other assets	9	(1)	8
PP&E	26	7	33
Accounts payable	(33)	1	(32)
Other liabilities	(48)	(17)	(65)
Total identifiable net assets acquired	118	(7)	111

Goodwill and other intangible assets resulting from the acquisition of AxleTech	61	5	66
	$179	$(2)	$177
Acquisition of AAG Business
On April 30, 2018, the company acquired substantially all of the assets of AA Gear & Manufacturing, Inc. ("AAG") for a cash purchase price of approximately $35 million and the assumption of certain liabilities. AAG provides low-to-medium volume batch manufacturing for complex gear and shaft applications, as well as quick-turnaround prototyping solutions and emergency plant support. The AAG acquisition was accounted for as a business combination. Of the $35 million, $11 million was recorded as various tangible assets acquired and liabilities assumed, $12 million was recorded related to amortizable intangibles and $12 million was recorded as goodwill.
Sale of Ownership Interest in Meritor WABCO JV
In the fourth quarter of fiscal year 2017, Meritor, Inc. closed on the sale of its interest in Meritor WABCO Vehicle Control Systems ("Meritor WABCO") to a subsidiary of its joint venture partner, WABCO Holdings Inc. ("WABCO"). The total purchase price for the sale was $250 million.
The company remained the exclusive distributor of a certain range of WABCO's aftermarket products in the United States and Canada and the non-exclusive distributor of these products in Mexico for a period of up to 10 years following the completion of the transaction. The purchase agreement included a provision regarding certain future options of the parties to terminate the distribution arrangement at certain points during the first three and a half years after the closing at an exercise price of between $225 million and $265 million based on the earnings of the business. On September 13, 2019, the company gave notice of its intention to exercise its option to terminate the aftermarket distribution arrangement with WABCO. On March 13, 2020 the company closed on the transaction and received $265 million, from WABCO in connection with the termination of the arrangement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. LEASES
The company’s lease portfolio is comprised of leases of real estate, including manufacturing and office facilities, and leases of personal property, including machinery and other equipment and IT equipment. Operating leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet and related lease expense is recognized on a straight-line basis over the lease term. Short-term lease costs and variable lease costs were insignificant in the twelve months ended September 30, 2020.

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

Components of lease expense (in millions)

September 30, 2020
Finance lease costs	$3
Operating lease costs	20
Total lease costs	$23

The following table provides a summary of the location and amounts related to finance leases recognized in the Consolidated Balance Sheet (in millions).

	Classification	September 30, 2020
Finance lease right-of-use assets	Net Property	$5
Finance lease liabilities	Short-term debt	3
Finance lease liabilities	Long-term debt	3

The following table provides a summary of the location and amounts related to operating leases recognized in the Consolidated Balance Sheet (in millions).

	Classification	September 30, 2020
Operating lease right-of-use assets	Other assets	$70
Operating lease liabilities	Other current liabilities	15
Operating lease liabilities	Other liabilities	59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize additional information related to our lease agreements.

Supplemental cash flow information related to leases (in millions)

September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$19
Financing cash flows used for finance leases	2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	8
Finance leases	3

Supplemental balance sheet information related to leases

September 30, 2020
Weighted-average remaining lease term (years):
Operating leases	8.55
Finance leases	2.21
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	5.0%

Maturities (in millions)

	Operating Leases	Finance Leases
2021	17	3
2022	14	2
2023	13	1
2024	9	—
Thereafter	40	—
Total lease payments	93	6
Less: Impact of discounting future lease payments	(19)	—
Present value of lease liabilities	$74	$6

Disclosures related to periods prior to adoption of ASU 2016-02

Cash obligations under future minimum rental commitments under operating leases as of September 30, 2019 are shown in the table below (in millions).

	2021	2022	2023	2024	2025	Thereafter	Total
Lease commitments	$18	$15	$14	$13	$13	$25	$98

5. REVENUE

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Aftermarket and Industrial segment supplies axles, brakes, drivelines, suspension parts and other replacement parts to commercial vehicle and industrial aftermarket customers, primarily in North America and Europe. In addition, this segment supplies drivetrain systems and certain components, including axles, drivelines, brakes and suspension systems for military, construction, bus and coach, fire and emergency and other applications in North America and Europe.

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

The company provides warranties on some of its products. The company records estimated product warranty costs at the time of shipment of products to customers (see Note 13 and Note 14).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Disaggregation of revenue

In the following tables, revenue is disaggregated for each of our reportable segments by primary geographical market for the year ended September 30, 2020 and 2019.

	Year Ended September 30, 2020
Primary Geographical Market	Commercial Truck	Aftermarket and Industrial	Total
U.S.	$1,052	$731	$1,783
Canada	—	54	54
Mexico	129	18	147
Total North America	1,181	803	1,984
Sweden	202	—	202
Italy	153	13	166
United Kingdom	105	9	114
Other Europe	5	134	139
Total Europe	465	156	621
Brazil	170	2	172
China	134	1	135
India	70	2	72
Other Asia-Pacific	60	—	60
Total sales	$2,080	$964	$3,044

	Year Ended September 30, 2019 (1)
Primary Geographical Market	Commercial Truck	Aftermarket and Industrial	Total
U.S.	$1,737	$885	$2,622
Canada	—	69	69
Mexico	229	20	249
Total North America	1,966	974	2,940
Sweden	276	—	276
Italy	218	16	234
United Kingdom	155	10	165
Other Europe	10	81	91
Total Europe	659	107	766
Brazil	248	—	248
China	153	—	153
India	197	—	197
Other Asia-Pacific	84	—	84
Total sales	$3,307	$1,081	$4,388
(1)Amounts for the year ended September 30, 2019 have been recast to reflect reportable segment changes.
Contract balances

As of September 30, 2020 and September 30, 2019, Trade receivables, net, which are included in Receivables, trade and other, net, on the Consolidated Balance Sheet, were $421 million and $517 million, respectively.

For the year ended September 30, 2020, the company had no material bad-debt expense and there were no material contract

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheet as of September 30, 2020.

Contract costs

The company applies the practical expedient provided in Topic 606 and recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the company otherwise would have recognized is one year or less. The costs which are not capitalized are included in cost of sales.

6. GOODWILL

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

Annual Impairment Analysis
ASC Topic 350 allows entities to perform an initial qualitative evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the quantitative impairment test. As allowed by the revised guidance, the company has elected to bypass the qualitative assessment for fiscal year 2020 and proceed directly to the quantitative impairment test.

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

For fiscal year 2020, the fair value of all of the company’s reporting units exceeded their carrying values.

Realignment of Reporting Units
As discussed in Note 23, the company realigned its operations in the third quarter of fiscal year 2020, resulting in a change to its reportable segments. As a result of the change in reportable segments, the company’s reporting units changed. The Commercial Truck segment contains one reporting unit. The Aftermarket and Industrial segment contains two reporting units.

See Note 3 for goodwill recorded as a result of acquisitions in fiscal year 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the changes in the carrying value of goodwill is presented below (in millions):

	Commercial Truck	Aftermarket and Industrial	Total
Goodwill (1)	$289	$147	$436
Accumulated impairment losses (1)	—	(15)	(15)
Balance at September 30, 2018 (1)	289	132	421
AAG measurement period adjustment (see Note 3)	3	—	3
Goodwill acquired from acquisition (see Note 3)	—	61	61
Foreign currency translation	(5)	(2)	(7)
Balance at September 30, 2019 (1)	287	191	478
AxleTech measurement period adjustment (see Note 3)	—	5	5
Goodwill acquired from acquisition (see Note 3)	13	—	13
Foreign currency translation	4	1	5
Balance at September 30, 2020	$304	$197	$501
(1) Amounts have been recast to reflect reportable segment changes (see Note 23).

7. RESTRUCTURING COSTS

At September 30, 2020 and 2019, $10 million and $8 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the Consolidated Balance Sheet.

The following table summarizes changes in restructuring reserves (in millions):

	Employee Termination Benefits	Plant Shutdown & Other	Total
Balance at September 30, 2017	$5	$1	$6
Activity during the period:
Charges to continuing operations	6	—	6
Cash payments – continuing operations	(7)	(1)	(8)
Balance at September 30, 2018	4	—	4
Activity during the period:
Charges to continuing operations	8	—	8
Cash payments – continuing operations	(5)	—	(5)
Other	1	—	1
Balance at September 30, 2019	8	—	8
Activity during the period:
Charges to continuing operations	27	—	27
Cash payments – continuing operations	(25)	—	(25)
Total restructuring reserves, end of year	10	—	10
Less: non-current restructuring reserves	—	—	—
Restructuring reserves – current, at September 30, 2020	$10	$—	$10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restructuring costs attributable to the company’s business segments during fiscal years 2020, 2019 and 2018 are as follows (in millions):

	Commercial Truck	Aftermarket and Industrial	Corporate	Total
Fiscal year 2020
Global Restructuring Program 2020	$7	$3	$—	$10
Global Restructuring Program 2019	11	2	—	13
AxleTech	—	2	—	2
Other	1	1	—	2
Total restructuring costs	$19	$8	$—	$27
Fiscal year 2019 (1):
Global Restructuring Program 2019	6	1	—	7
AxleTech	—	3	—	3
Other	(1)	(1)	—	(2)
Total restructuring costs	$5	$3	$—	$8
Fiscal year 2018 (1):
Segment Realignment Program	—	3	—	3
Other	1	1	1	3
Total restructuring costs	$1	$4	$1	$6
(1) Fiscal years 2019 and 2018 have been recast to reflect reportable segment changes.

Footprint Actions: On November 11, 2020, the company approved a restructuring plan to close three U.S. manufacturing plants and one European administration office in its Aftermarket and Industrial segment and consolidate their operations into existing facilities. The site closures include:

• Chicago, Illinois (acquired through AxleTech acquisition)
• Livermore, California (acquired through Fabco acquisition)
• Livonia, Michigan (acquired through Fabco acquisition)
• Zurich, Switzerland

The closures impact approximately 150 hourly and salaried workers. These restructuring plans are intended to optimize the company’s manufacturing footprint, reduce costs and increase efficiencies. With this restructuring plan, the company expects to incur approximately $19 million in restructuring charges in the Aftermarket and Industrial segment, consisting of impairment of long-lived assets of $9 million, severance related costs of $5 million and other associated costs of $5 million. Restructuring actions associated with this plan are expected to be substantially complete by the end of 2021.
Global Restructuring Programs: On June 2, 2020, the company approved and began executing a restructuring plan to reduce labor costs and align with current market forecasts. Under this program, the company expects to incur approximately $25 million in employee severance costs in connection with approximately 8 percent of its global salaried positions, and will eliminate certain hourly roles. During fiscal year 2020, the company incurred $10 million in restructuring costs related to this program, of which $7 million was in the Commercial Truck segment and $3 million was in the Aftermarket and Industrial segment. Restructuring actions associated with this plan are expected to be substantially complete by the end of fiscal year 2021.
On September 27, 2019, the company approved and began executing a restructuring plan to reduce salaried and hourly headcount globally. This restructuring plan was intended to reduce labor costs in response to an anticipated decline in most global truck and trailer market volumes. With this restructuring plan, the company expected to incur approximately $26 million in employee severance costs in the aggregate across both of its reportable segments. During the fourth quarter of fiscal year 2019, the company incurred $6 million in restructuring costs in the Commercial Truck segment and $1 million in the Aftermarket and Industrial segment. During fiscal year 2020, the company incurred $11 million in restructuring costs in the Commercial Truck segment and $2 million in the Aftermarket and Industrial segment. Restructuring actions associated with this plan are expected to be substantially complete by the end of the first quarter of fiscal year 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

AxleTech: On July 29, 2019, shortly after acquiring AxleTech, the company approved a restructuring plan related to the integration of the AxleTech business. This restructuring plan was intended to realize certain targeted synergies, primarily from the elimination of cost overlap. With this restructuring plan, the company expected to incur $11 million of total costs in the Aftermarket and Industrial segment with approximately $7 million related to employee severance charges and approximately $4 million related to asset impairment. During the fourth quarter of fiscal year 2019, the company recorded $3 million of severance related restructuring costs in the Aftermarket and Industrial segment. During fiscal year 2020, the company recorded $2 million of severance related restructuring costs in the Aftermarket and Industrial segment. Restructuring associated with severance actions are substantially complete as of the end of fiscal year 2020.
Segment Realignment Program: On March 12, 2018, the company announced a realignment of operations to further drive long-term strategic objectives while also assigning new responsibilities as part of its commitment to leadership development. As a part of this program, the company approved various labor restructuring actions in the Aftermarket and Industrial segment. The company recorded $3 million of restructuring costs during fiscal year 2018, in connection with this program. These actions were substantially complete as of fiscal year 2018.
Other Restructuring Actions: During fiscal year 2018, the company recorded restructuring costs of $3 million primarily associated with labor reduction programs in the Commercial Truck segment and Aftermarket and Industrial segment.

8. ACCOUNTS RECEIVABLE FACTORING AND SECURITIZATION

The company has a U.S. accounts receivable securitization facility with PNC Bank and participates in various accounts receivable factoring programs, primarily with Nordea Bank for trade receivables from AB Volvo as follows (in millions):

	Current Expiration	Total Facility Size as of 9/30/20		Utilized as of 9/30/20		Utilized as of 9/30/19
		EUR	USD	EUR	USD	EUR	USD
On-balance sheet arrangement:
Committed U.S. accounts receivable securitization (1)	December 2022	N/A	$95	N/A	$3	N/A	$13
Total on-balance sheet arrangement: (1)		N/A	$95	N/A	$3	N/A	$13
Off-balance sheet arrangements:
Committed Swedish factoring facility (2)(3)	March 2024	€155	$181	€86	$100	€109	$119
Committed U.S. factoring facility (2)	February 2023	N/A	75	N/A	30	N/A	58
Uncommitted U.K. factoring facility	February 2022	25	29	1	1	6	6
Uncommitted Italy factoring facility	June 2022	30	35	8	9	21	23
Other uncommitted factoring facilities (4)	None	N/A	N/A	12	14	18	20
Total off-balance sheet arrangements		€210	$320	€107	$154	€154	$226
(1) Availability subject to adequate eligible accounts receivable available for sale. The utilized amount includes $3 million and $4 million of letters of credit as of September 30, 2020 and September 30, 2019, respectively.
(2) Actual amounts may exceed the bank's commitment at the bank's discretion.
(3) The facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through June 22, 2021.
(4) There is no explicit facility size under the factoring agreement, but the counterparty approves the purchase of receivable tranches at its discretion.
On-balance sheet arrangement

U.S. Securitization Facility: As of September 30, 2019, the U.S. accounts receivables securitization facility with PNC bank had a facility size of $115 million. On April 20, 2020, the company decreased the size of the facility to $95 million. The maximum permitted priority debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents party to the agreement from time to time (participating lenders). Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company’s U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the Consolidated Balance Sheet. As of September 30, 2020, there were no borrowings outstanding under this program, and $3 million was outstanding under related letters of credit. As of September 30, 2019, $9 million was outstanding under this program, and $4 million was outstanding under related letters of credit. This securitization program contains a cross-default to the revolving credit facility. At certain times during any given month, the company may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, the company would then typically utilize the cash received from customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, the company may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal year ends.

 Off-balance sheet arrangements

Total costs associated with all of the off-balance sheet arrangements described above were $4 million, $6 million and $5 million in fiscal years 2020, 2019 and 2018, respectively, and are included in selling, general and administrative expenses in the Consolidated Statement of Operations.

9. INVENTORIES

Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	September 30,
	2020	2019
Finished goods	$119	$153
Work in process	38	39
Raw materials, parts and supplies	278	334
Total	$435	$526

10. NET PROPERTY

Property is stated at cost. Depreciation of property is based on estimated useful lives, generally using the straight-line method. Estimated useful lives for buildings and improvements range from 10 to 50 years and estimated useful lives for machinery and equipment range from 3 to 25 years. Significant improvements are capitalized, and disposed or replaced property is written off. Maintenance and repairs are charged to expense in the period they are incurred. Company-owned tooling is classified as property and depreciated over the shorter of its expected life or the life of the production contract, generally not to exceed three years.

In accordance with the FASB guidance on property, plant and equipment, the company reviews the carrying value of long-lived assets, excluding goodwill, to be held and used, for impairment whenever events or changes in circumstances indicate a possible impairment. An impairment loss is recognized when a long-lived asset’s carrying value is not recoverable and exceeds estimated fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net property is summarized as follows (in millions):

	September 30,
	2020	2019
Property at cost:
Land and land improvements	$32	$31
Buildings	228	224
Machinery and equipment	1,002	935
Company-owned tooling	151	136
Construction in progress	63	74
Total	1,476	1,400
Less: Accumulated depreciation	(961)	(885)
Net property	$515	$515

11. OTHER ASSETS

Other assets are summarized as follows (in millions):

	September 30,
	2020	2019
Prepaid pension costs (see Note 20)	$179	$149
Deferred income tax assets (see Note 21)	30	122
Investments in non-consolidated joint ventures (see Note 12)	107	110
Other	269	225
Other assets	$585	$606
The company holds a variable interest in a joint venture that is a variable interest entity ("VIE") accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At September 30, 2020 and September 30, 2019, the company’s investment in the joint venture was $65 million and $69 million, respectively.

12. INVESTMENTS IN NON-CONSOLIDATED JOINT VENTURES

The company’s non-consolidated joint ventures and related direct ownership interest are as follows:

	September 30,
	2020	2019	2018
Master Sistemas Automotivos Ltda.	49%	49%	49%
Sistemas Automotrices de Mexico S.A. de C.V.	50%	50%	50%
Ege Fren Sanayii ve Ticaret A.S.	49%	49%	49%
Automotive Axles Limited	36%	36%	36%
The company’s investments in non-consolidated joint ventures are $107 million as of September 30, 2020 and $110 million as of September 30, 2019. The company's equity in earnings of non-consolidated joint ventures are $14 million and $31 million for the fiscal years ended September 30, 2020 and September 30, 2019, respectively. The results of the company's non-consolidated joint ventures are included in the Commercial Truck reporting segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The summarized financial information presented below represents the combined accounts of the company’s non-consolidated joint ventures related to its continuing operations (in millions):

	September 30,
	2020	2019
Current assets	$308	$427
Non-current assets	200	211
Total assets	$508	$638

Current liabilities	$209	$305
Non-current liabilities	87	109
Total liabilities	$296	$414

	Year Ended September 30,
	2020	2019	2018
Sales	$696	$1,231	$1,101
Gross profit	76	147	154
Net income	30	63	59
Dividends received from the company’s non-consolidated joint ventures were $10 million in fiscal year 2020, $23 million in fiscal year 2019 and $17 million in fiscal year 2018.

The company had sales to its non-consolidated joint ventures of approximately $9 million, $9 million and $7 million in fiscal years 2020, 2019 and 2018, respectively. These sales exclude sales of $92 million, $193 million and $196 million in fiscal years 2020, 2019 and 2018, respectively, to a joint venture in the company’s Commercial Truck segment, which are eliminated as the company purchases these components back after value add provided by the joint venture. The company had purchases from its non-consolidated joint ventures of approximately $509 million, $940 million and $843 million in fiscal years 2020, 2019 and 2018, respectively. Additionally, the company leases space and provides certain administrative and technical services to various non-consolidated joint ventures. The company collected $14 million, $12 million and $11 million for such leases and services during fiscal years 2020, 2019 and 2018, respectively.

Amounts due from the company’s non-consolidated joint ventures were $23 million and $34 million at September 30, 2020 and 2019, respectively, and are included in Receivables, trade and other, net in the Consolidated Balance Sheet. Amounts due to the company’s non-consolidated joint ventures were $56 million and $80 million at September 30, 2020 and 2019, respectively, and are included in Accounts and notes payable in the Consolidated Balance Sheet.

The fair value of the company’s investment in its Automotive Axles Limited joint venture was approximately $54 million and $75 million at September 30, 2020 and 2019, respectively, based on quoted market prices, as this joint venture is listed and publicly traded on the Bombay Stock Exchange in India.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows (in millions):

	September 30,
	2020	2019
Compensation and benefits	$91	$125
Income taxes	6	24
Product warranties	19	18
Other	148	118
Other current liabilities	$264	$285
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

A summary of the changes in product warranties is as follows (in millions):

	September 30,
	2020	2019	2018
Total product warranties – beginning of year	$50	$54	$45
Accruals for product warranties	25	23	22
Payments	(19)	(20)	(16)
Change in estimates and other	(2)	(7)	3
Total product warranties – end of year	54	50	54
Less: non-current product warranties (see Note 14)	(35)	(32)	(35)
Product warranties – current	$19	$18	$19

14. OTHER LIABILITIES

Other liabilities are summarized as follows (in millions):

	September 30,
	2020	2019
Asbestos-related liabilities (see Note 22)	$67	$82
Liabilities for uncertain tax positions (see Note 21)	73	46
Product warranties (see Note 13)	35	32
Other	104	66
Other liabilities	$279	$226

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. LONG-TERM DEBT

Long-term debt, net of discounts where applicable, is summarized as follows (in millions):

	September 30,
	2020	2019
3.25 percent convertible notes due 2037 (1)(3)	$320	$319
7.875 percent convertible notes due 2026(1)(4)	23	23
6.25 percent notes due 2025(2)(5)	295	—
Term loan due 2024	166	175
6.25 percent notes due 2024(2)(6)	446	444
Finance lease obligation	6	7
Borrowings and securitization	—	9
Unamortized discount on convertible notes (7)	(29)	(34)
Subtotal	1,227	943
Less: current maturities	(39)	(41)
Long-term debt	$1,188	$902
(1) The 3.25 percent convertible notes due 2037 and 7.875 percent convertible notes due 2026 contain a put and call feature, which allows for early redemption beginning in 2025 and 2020, respectively.
(2) The 6.25 percent notes due 2024 and 2025 contain a call option, which allows for early redemption by Meritor.
(3) The 3.25 percent convertible notes due 2037 are presented net of $5 million and $6 million unamortized issuance costs as of September 30, 2020 and September 30, 2019, respectively.
(4) The 7.875 percent convertible notes due 2026 are presented net of unamortized issuance costs of an insignificant amount as of September 30, 2020 and September 30, 2019, and an insignificant amount and $1 million original issuance discount as of September 30, 2020 and September 30, 2019, respectively.
(5) The 6.25 percent notes due 2025 are presented net of $5 million unamortized issuance costs as of September 30, 2020.
(6) The 6.25 percent notes due 2024 are presented net of $4 million and $6 million unamortized issuance costs as of September 30, 2020 and September 30, 2019, respectively
(7) The carrying amount of the equity component related to convertible debt.
Repurchase of Debt Securities
On February 15, 2019, the company redeemed $19 million aggregate principal amount outstanding of its 4.0 percent convertible notes due 2027 (the "4.0 Percent Convertible Notes") at a price of 100 percent of the accreted principal amount, plus accrued and unpaid interest. On June 7, 2019, the company redeemed the remaining $5 million aggregate principal amount outstanding of the 4.0 Percent Convertible Notes at a price equal to 100 percent of the accreted principal amount, plus accrued and unpaid interest. As of September 30, 2019, the 4.0 Percent Convertible notes were fully redeemed.
Current Classification of 7.875 Percent Convertible Notes
The company's 7.875 percent convertible notes due 2026 (the "7.875 Percent Convertible Notes") were classified as current as of September 30, 2020. On October 16, 2020, the company announced that it had issued a notice of redemption for all of the outstanding $23 million aggregate accreted principal amount of the 7.875 Percent Convertible Notes. The redemption date is December 1, 2020 and the redemption price will be equal to 100% of the accreted principal amount of the 7.875 Percent Convertible Notes to be redeemed, plus accrued and unpaid interest, if any (including additional interest, if any), thereon up to but excluding the redemption date.
From and after the redemption date, the 7.875 Percent Convertible Notes will no longer be outstanding, and interest will cease to accrue unless the company defaults in making the redemption payment.
As a result of the issuance of the notice of redemption, the 7.875 Percent Convertible Notes are convertible at any time prior to the close of business on November 30, 2020 at a rate of 83.3333 shares of common stock per $1,000 original principal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

amount of the 7.875 Percent Convertible Notes (which is equivalent to a conversion price of approximately $12.00 per share). The 7.875 Percent Convertible Notes surrendered for conversion will be settled in cash up to the accreted principal amount of the 7.875 Percent Convertible Notes surrendered for conversion and cash, stock or a combination of cash and stock, at the company's election, for the remainder of the conversion obligation, if any, in excess of the accreted principal amount, in accordance with the provisions of the indenture that governs the 7.875 Percent Convertible Notes.
The 7.875 Percent Convertible Notes were classified as current as of September 30, 2019 as the holders were entitled to convert all or a portion of their 7.875 Percent Convertible Notes at any time beginning October 1, 2019 and prior to the close of business on December 31, 2019 at a rate of 83.3333 shares of common stock per $1,000 principal amount at maturity of the 7.875 Percent Convertible Notes (representing a conversion price of approximately $12.00 per share). The 7.875 Percent Convertible Notes were convertible as the closing price of shares of the company's common stock for at least 20 trading days during the 30 consecutive trading-day period ending on September 30, 2019 was greater than 120 percent of the $12.00 conversion price associated with the 7.875 Percent Convertible Notes.
The 7.875 Percent Convertible Notes surrendered for conversion, if any, would be settled in cash up to the principal amount at maturity of the 7.875 Percent Convertible Notes and cash, stock or a combination of cash and stock, at the company’s election, for the remainder of the conversion value of the 7.875 Percent Convertible Notes in excess of the principal amount at maturity and cash in lieu of any fractional shares, subject to and in accordance with the provisions of the indenture.
6.25 Percent Notes due 2025
On June 8, 2020, the company completed the offering and sale of $300 million aggregate principal amount of its 6.25 percent notes due 2025 (the "6.25 Percent Notes due 2025") to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to non-U.S. persons in offshore transactions in reliance of Regulation S under the Securities Act in a private placement, exempt from the registration requirements of the Securities Act. The 6.25 Percent Notes due 2025 were issued pursuant to the company's indenture dated as of April 1, 1998, as supplemented. The net proceeds from the sale of the 6.25 Percent Notes due 2025 were $295 million and were used to repay approximately $295 million of the outstanding $304 million balance under the company's senior secured revolving credit facility.
The 6.25 Percent Notes due 2025 will mature on June 1, 2025 and bear interest at a fixed rate of 6.25 percent per annum. The company will pay interest on the 6.25 Percent Notes due 2025 semi-annually, in arrears, on June 1 and December 1 of each year, beginning December 1, 2020. The 6.25 Percent Notes due 2025 will constitute senior unsecured obligations of the company and will rank equally in right of payment with its existing and future senior unsecured indebtedness, and effectively junior to its existing and future secured indebtedness to the extent of the security therefor.
The 6.25 Percent Notes due 2025 provide that, prior to June 1, 2022, the company may redeem, at its option, from time to time, the 6.25 Percent Notes due 2025, in whole or in part, at a redemption price equal to the sum of (i) 100 percent of the principal amount of the 6.25 Percent Notes due 2025 to be redeemed, plus (ii) the applicable premium as of the redemption date on the 6.25 Percent Notes due 2025 to be redeemed, plus (iii) accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the right of holders of record on the relevant regular record date to receive interest due on an interest payment date that is on or prior to the redemption date) on the 6.25 Percent Notes due 2025 to be redeemed. For purposes of such calculation, the “applicable premium” means, with respect to the 6.25 Percent Notes due 2025 at any redemption date, the greater of (i) 1.0 percent of the principal amount of such 6.25 Percent Notes due 2025 and (ii) the excess of (A) the present value at such redemption date of (1) 103.125 percent of the principal amount of such 6.25 Percent Notes due 2025 plus (2) all remaining required interest payments due on such 6.25 Percent Notes due 2025 through June 1, 2022 (excluding accrued and unpaid interest, if any, to the redemption date), computed using a discount rate equal to the treasury rate plus 50 basis points, over (B) 100 percent of the principal amount of such 6.25 Percent Notes due 2025.
The 6.25 Percent Notes due 2025 provide that, on or after June 1, 2022, the company may redeem, at its option, from time to time, the 6.25 Percent Notes due 2025, in whole or in part, at the redemption prices (expressed as percentages of the principal amount of the 6.25 Percent Notes due 2025 to be redeemed) set forth below, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the right of holders of record on the relevant regular record date to receive interest due on an interest payment date that is on or prior to the redemption date) on the 6.25 Percent Notes due 2025 to be redeemed, if redeemed during the 12-month period beginning on June 1 of the years indicated below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Year	Redemption Price
2022	103.125%
2023	101.563%
2024 and thereafter	100.000%
The 6.25 Percent Notes due 2025 provide that, prior to June 1, 2022, the company may redeem, at its option, from time to time, up to 35 percent of the aggregate principal amount of the 6.25 Percent Notes due 2025 with the net cash proceeds of one or more public sales of the company’s common stock at a redemption price equal to 106.25 percent of the principal amount of the 6.25 Percent Notes due 2025 to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the right of holders of record on the relevant regular record date to receive interest due on an interest payment date that is on or prior to the redemption date) on the 6.25 Percent Notes due 2025 to be redeemed so long as at least 65 percent of the aggregate principal amount of the 6.25 Percent Notes due 2025 remains outstanding after each such redemption and notice of any such redemption is mailed within 90 days of any such sale of common stock.
If a Change of Control (as defined in the eighth supplemental indenture under which the 6.25 Percent Notes due 2025 were issued) occurs, unless the company has exercised its right to redeem the 6.25 Percent Notes due 2025, each holder of 6.25 Percent Notes due 2025 may require the company to repurchase some or all of such holder’s 6.25 Percent Notes due 2025 at a purchase price equal to 101 percent of the principal amount of the 6.25 Percent Notes due 2025 to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the payment date (subject to the right of holders of record on the relevant regular record date to receive interest due on an interest payment date that is on or prior to the payment date) on the 6.25 Percent Notes due 2025 to be repurchased.
Senior Secured Revolving Credit Facility
On June 7, 2019, the company amended and restated its senior secured revolving credit facility. Pursuant to the revolving credit agreement, as amended, the company has a $625 million senior secured revolving credit facility and a $175 million term loan facility, which was utilized for the company's acquisition of AxleTech, that mature in June 2024 (with a springing maturity in November 2023 if the outstanding amount of the company's 6.25 percent notes due 2024 is greater than $75 million at that time). The availability under this facility is dependent upon various factors, including performance against certain financial covenants as highlighted below.
The availability under the senior secured revolving credit facility is subject to a financial covenant based on the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, the U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA. The company is required to maintain a total priority-debt-to-EBITDA ratio, as defined in the revolving credit agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement.
Borrowings under the senior secured revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company's current corporate credit rating. At September 30, 2020, the margin over LIBOR rate was 200 basis points, and the commitment fee was 30 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 100 basis points.
Certain of the company's 100% owned subsidiaries, as defined in the revolving credit agreement (collectively, the "Guarantors") irrevocably and unconditionally guarantee amounts outstanding under the senior secured revolving credit facility on a joint and several basis. Similar subsidiary guarantees are provided for the benefit of the holders of the notes outstanding under the company's indentures. The notes are guaranteed on a senior unsecured basis by each of the company’s subsidiaries from time to time guaranteeing its senior secured revolving credit facility, as it may be amended, extended, replaced or refinanced, or any subsequent credit facility. The guarantees remain in effect until the earlier to occur of payment in full of the notes or termination or release of the applicable corresponding guarantee under the company’s senior secured revolving credit facility, as it may be amended, extended, replaced or refinanced, or any subsequent credit facility. The guarantees rank equally with existing and future senior unsecured indebtedness of the Guarantors and are effectively subordinated to all of the existing and future secured indebtedness of the Guarantors, to the extent of the value of the assets securing such indebtedness.

No borrowings were outstanding under the senior secured revolving credit facility at September 30, 2020 and September 30, 2019. The amended and extended senior secured revolving credit facility includes $100 million of availability for the issuance of letters of credit. At September 30, 2020 and September 30, 2019, there were no letters of credit outstanding under the senior secured revolving credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On November 9, 2020, the senior secured revolving credit facility was increased by $60 million to $685 million through the addition of a new lender.

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
3.25 Percent Convertible Notes
The company's 3.25 percent convertible notes due 2037 (the "3.25 Percent Convertible Notes") are fully and unconditionally guaranteed on a senior unsecured basis by the Guarantors. The 3.25 Percent Convertible Notes are the company’s senior unsecured obligations and rank equally in right of payment with all of the company’s existing and future senior unsecured indebtedness and effectively junior to any of the company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness. The guarantee by each Guarantor ranks equally with existing and future senior unsecured indebtedness of such Guarantor and effectively junior to all of the existing and future secured indebtedness of such Guarantor, to the extent of the value of the assets securing such indebtedness.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.25 Percent Notes due 2024
The 6.25 percent notes due 2024 ("6.25 Percent Notes due 2024") constitute senior unsecured obligations of the company and rank equally in right of payment with existing and future senior unsecured indebtedness and effectively junior to existing and future secured indebtedness. The 6.25 Percent Notes due 2024 are guaranteed on a senior unsecured basis by each of the Guarantors. The guarantees rank equally with existing and future senior unsecured indebtedness of the Guarantors and are effectively subordinated to all of the existing and future secured indebtedness of the Guarantors, to the extent of the value of the assets securing such indebtedness.
Prior to February 15, 2019, the company could redeem, at its option, from time to time, the 6.25 Percent Notes due 2024, in whole or in part, at a redemption price equal to 100 percent of the principal amount of the 6.25 Percent Notes due 2024 to be redeemed, plus an applicable make-whole premium (as defined in the indenture under which the 6.25 Percent Notes due 2024 were issued) and any accrued and unpaid interest. On or after February 15, 2019, the company may redeem, at its option, from time to time, the 6.25 Percent Notes due 2024, in whole or in part, at the redemption prices (expressed as percentages of the principal amount of the 6.25 Percent Notes due 2024 to be redeemed) set forth below, plus accrued and unpaid interest, if any, if redeemed during the 12-month period beginning on February 15 of the years indicated below:

Year	Redemption Price
2019	103.125%
2020	102.083%
2021	101.042%
2022 and thereafter	100.000%
If a Change of Control (as defined in the indenture under which the 6.25 Percent Notes due 2024 were issued) occurs, unless the company has exercised its right to redeem the 6.25 Percent Notes due 2024, each holder of 6.25 Percent Notes due 2024 may require the company to repurchase some or all of such holder's 6.25 Percent Notes due 2024 at a purchase price equal to 101 percent of the principal amount of the 6.25 Percent Notes due 2024 to be repurchased, plus accrued and unpaid interest, if any.
7.875 Percent Convertible Notes
The 7.875 Percent Convertible Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of the Guarantors. The 7.875 Percent Convertible Notes are senior unsecured obligations and rank equally in right of payment with all of the company's existing and future senior unsecured indebtedness and are junior to any of the company's existing and future secured indebtedness.
The 7.875 Percent Convertible Notes will be convertible into cash up to the principal amount at maturity of the 7.875 Percent Convertible Note surrendered for conversion and, if applicable, shares of the company's common stock (subject to a conversion share cap as described below), based on an initial conversion rate, subject to adjustment, equivalent to 83.3333 shares per $1,000 principal amount at maturity of 7.875 Percent Convertible Notes (which represents an initial conversion price of $12.00 per share), only under the following circumstances:
•prior to June 1, 2025, during any calendar quarter after the calendar quarter ending December 31, 2012, if the closing sale price of the company's common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120 percent of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter;
•prior to June 1, 2025, during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount at maturity of 7.875 Percent Convertible Notes was equal to or less than 97 percent of the conversion value of the 7.875 Percent Convertible Notes on each trading day during such five consecutive trading day period;
•prior to June 1, 2025, if the company has called the 7.875 Percent Convertible Notes for redemption;
•prior to June 1, 2025, upon the occurrence of specified corporate transactions; or
•at any time on or after June 1, 2025.

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
The following table summarizes the principal amounts and related unamortized discount on all convertible notes (in millions):

	September 30,
	2020	2019
Principal amount of convertible notes	$348	$348
Unamortized discount on convertible notes and issuance costs	(34)	(40)
Net carrying value	$314	$308
The following table summarizes other information related to the convertible notes:

	Convertible Notes
	7.875%	3.25%
Total amortization period for debt discount (in years):	8	8
Remaining amortization period for debt discount (in years):	0	5
Effective interest rates on convertible notes:	10.9%	5.6%
The following table summarizes interest costs recognized on convertible notes (in millions):

	Year Ended September 30,
	2020	2019	2018
Contractual interest coupon	$17	$17	$17
Amortization of debt discount	2	2	2
Total	$19	$19	$19
Debt Maturities
As of September 30, 2020, the company is contractually obligated to make payments as follows (in millions):

	Total	2021 (2)	2022	2023	2024 (3)	2025 (4)	Thereafter (5)
Total debt (1)	$1,265	$36	$18	$13	$573	$300	$325
(1) Total debt excludes unamortized discount on convertible notes of $29 million, unamortized issuance costs of $14 million, and original issuance discount of an insignificant amount.
(2) Includes the 7.875 Percent Convertible Notes, which will be early redeemed on December 1, 2020
(3) Includes the 6.25 Percent Notes due 2024, which contain a call feature that allows for early redemption
(4) Includes the 6.25 Percent Notes due 2025, which contain a call feature that allows for early redemption
(5) Includes the 3.25 Percent Convertible Notes which contain a put and call feature that allows for early redemption beginning in 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The company had $11 million and $12 million of letters of credit outstanding through letter of credit facilities as of September 30, 2020 and 2019, respectively.
Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the unpaid amount exceeds $35 million per bank. As of September 30, 2020 and 2019, the company had $16 million and $30 million, respectively, outstanding under this program at more than one bank.

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

At September 30, 2020, 2019 and 2018, the notional amount of the company's foreign exchange contracts outstanding under its foreign currency cash flow hedging program was $65 million, $110 million, and $154 million, respectively. The company classifies the cash flows associated with these contracts in cash flows from operating activities in the Consolidated Statement of Cash Flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following table summarizes the impact of the company’s derivatives instruments on comprehensive income for fiscal years ended September 30 (in millions):

	Location of Gain (Loss)	2020	2019	2018
Derivatives designated as hedging instruments:
Amount of gain recognized in AOCI	AOCI	$4	$19	$3
Amount of gain (loss) reclassified from AOCI into income	Cost of Sales	(1)	4	(1)
Derivatives not designated as hedging instruments: Amount of gain (loss) recognized in income	Cost of Sales	—	—	(2)
Derivatives not designated as hedging instruments: Amount of gain recognized in income	Other Income (expense)	1	1	2
Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	September 30, 2020		September 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$315	$315	$108	$108
Short-term debt	39	58	41	60
Long-term debt	1,188	1,259	902	953
Foreign currency option contracts (other assets)	1	1	—	—
Foreign exchange forward contracts (other liabilities)	1	1	—	—
Cross-currency swap (other assets)	—	—	10	10
Cross-currency swaps (other liabilities)	—	—	5	5
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
Foreign exchange forward contracts — The company uses foreign exchange forward purchase and sale contracts with terms of 18 months or less to hedge its exposure to changes in foreign currency exchange rates. As of September 30, 2020 and September 30, 2019, the notional amount of the company's foreign exchange contracts outstanding under its foreign currency cash flow hedging program was $65 million and $110 million, respectively. The fair value of foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. For derivative instruments that are designated and qualify as cash flow hedges, changes in the fair value of the contracts are recorded in AOCI in the Consolidated Statement of Shareholders’ Equity and is recognized in operating income when the underlying forecasted transaction impacts earnings.
Foreign currency option contracts — The company uses option contracts to mitigate foreign exchange exposure on expected future foreign currency-denominated purchases. As of September 30, 2020 and September 30, 2019, the notional amount of the foreign exchange option contracts outstanding was $39 million and $139 million, respectively. The company did

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the Consolidated Statement of Operations.
The company uses option contracts to mitigate the risk of volatility in the translation of foreign currency earnings to U.S. dollars. As of September 30, 2020 and September 30, 2019, the notional amount of the company's option contracts outstanding was $24 million and $28 million, respectively. These option contracts did not qualify for a hedge accounting election. Changes in fair value associated with these contracts are recorded in the Consolidated Statement of Operations in other income, net.
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
In the third quarter of fiscal year 2019, the company entered into multiple new cross-currency swaps with a combined notional amount of $225 million and maturities in October 2022. As of September 30, 2019, the notional amount of the company's outstanding cross-currency swaps was $225 million. These swaps hedged a portion of the net investment in a certain European subsidiary against volatility in the euro/U.S. dollar foreign exchange rate. In the second quarter of fiscal year 2020, the company settled these cross-currency swap contracts and received proceeds of $11 million, $1 million of which related to net accrued interest receivable.
In the third quarter of fiscal year 2018, the company entered into multiple cross-currency swaps with a combined notional amount of $225 million, which were to mature in May 2021. These swaps hedged a portion of the net investment in a certain European subsidiary against volatility in the euro/U.S. dollar foreign exchange rate. In the third quarter of fiscal year 2019, the company unwound the cross-currency swaps and received proceeds of $19 million, $2 million of which related to net accrued interest receivable.
The fair value of cross-currency swap contracts is based on a model which incorporates observable inputs, including quoted spot rates, forward exchange rates and discounted future expected cash flows, utilizing market interest rates with similar quality and maturity characteristics.
The following table reflects the offsetting of derivative assets and liabilities (in millions):

	September 30, 2020			September 30, 2019
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Asset
Foreign currency option contract	1	—	1	—	—	—
Cross-currency swaps	—	—	—	10	—	10
Derivative Liabilities
Foreign exchange forward contract	1	—	1	—	—	—
Cross-currency swaps	—	—	—	5	—	5
Fair Value
The current FASB guidance provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical instruments (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Fair value of financial instruments by the valuation hierarchy at September 30, 2020 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$315	$—	$—
Short-term debt	—	43	15
Long-term debt	—	1,103	156
Foreign exchange forward contracts (asset)	—	—	—
Foreign exchange forward contracts (liability)	—	1	—
Foreign currency option contracts (other assets)	—	1	—
Cross-currency swaps (other assets)	—	—	—
Cross-currency swaps (other liabilities)	—	—	—

Fair value of financial instruments by the valuation hierarchy at September 30, 2019 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$108	$—	$—
Short-term debt	—	49	11
Long-term debt	—	782	171
Foreign exchange forward contracts (asset)	—	—	—
Foreign exchange forward contracts (liability)	—	—	—
Foreign currency option contracts (other assets)	—	—	—
Cross-currency swaps (other assets)	—	10	—
Cross-currency swaps (other liabilities)	—	5	—
The tables below provide a reconciliation of changes in fair value of the Level 3 financial assets and liabilities measured at fair value in the Consolidated Balance Sheet for the twelve months ended September 30, 2020 and September 30, 2019, respectively. No transfers of assets between any of the Levels occurred during these periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Twelve months ended September 30, 2020 (in millions)	Short-term foreign currency option contracts (asset)	Long-term foreign currency option contracts (asset)	Total
Fair Value as of September 30, 2019	$—	$—	$—
Total unrealized gains:
Included in other income	—	—	—
Included in cost of sales	—	—	—
Total realized gains:
Included in other income	1	—	1
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	2	—	2
Settlements	(2)	—	(2)
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	—	—	—
Fair Value as of September 30, 2020	$1	$—	$1
(1) Transfers as of the last day of the reporting period

Twelve months ended September 30, 2019 (in millions)	Short-term foreign currency option/collar contracts (asset)	Long-term foreign currency option/collar contracts (asset)	Total
Fair Value as of September 30, 2018	$—	$—	$—
Total unrealized gains:
Included in other income	(1)	—	(1)
Included in cost of sales	1	—	1
Total realized gains:
Included in other income	1	—	1
Included in cost of sales	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Settlements	(1)	—	(1)
Transfer in and / or out of Level 3 (1)	—	—	—
Reclass between short-term and long-term	—	—	—
Fair Value as of September 30, 2019	$—	$—	$—
(1) Transfers as of the last day of the reporting period
17. SHAREHOLDERS’ EQUITY
 There were no dividends declared or paid by the company in fiscal years 2020, 2019 or 2018. The payment of cash dividends and the amount of any dividend are subject to review and change at the discretion of the company's Board of Directors.
The company is authorized to issue 500 million shares of common stock, with a par value of $1 per share, and 30 million shares of preferred stock, without par value ("Preferred Stock"), of which 2 million shares are designated as Series A Junior Participating Preferred Stock ("Junior Preferred Stock"). No shares of Preferred Stock or Junior Preferred Stock have been issued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In December 2017, the company filed a shelf registration statement with the SEC, registering an indeterminate amount of debt and/or equity securities that may be offered in one or more offerings on terms to be determined at the time of sale.

The company has reserved approximately 4 million shares of common stock in connection with its 2020 Long-Term Incentive Plan ("LTIP") for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, restricted share units and stock awards to key employees and directors. At September 30, 2020, there were 4.1 million shares available for future grants under the LTIP.

Repurchase Authorizations

On July 26, 2019, the Board of Directors authorized the repurchase of up to $250 million of the company’s common stock from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. This authorization superseded the remaining authority under the prior November 2018 equity repurchase authorization described below. On November 7, 2019, the Board of Directors increased the amount of the repurchase authorization to $325 million. During fiscal year 2020, the company repurchased 10.4 million shares of common stock for $241 million (including commission costs) pursuant to the common stock repurchase authorization. As of September 30, 2020, the amount remaining available for repurchases was $59 million under this common stock repurchase authorization.
On November 2, 2018, the Board of Directors authorized the repurchase of up to $200 million of the company's common stock and up to $100 million aggregate principal amount of any of the company's debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company's debt covenants. During fiscal year 2019, the company repurchased 4.0 million shares of common stock for $71 million (including commission costs) pursuant to the common stock repurchase authorization. As of September 30, 2020, the amount remaining available for debt repurchases was $76 million under the debt repurchase authorization. This authorization superseded the remaining authority under the prior July 2016 repurchase authorizations.

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

Accumulated Other Comprehensive Income (AOCI)
The components of AOCI as reported in the Consolidated Balance Sheet and Statement of Equity, and the changes in AOCI by components, net of tax, are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2019	$(107)	$(572)	$(2)	$(681)
Other comprehensive income (loss) before reclassification	(22)	79	(1)	56
Amounts reclassified from accumulated other comprehensive income	—	10	1	11
Net current-period other comprehensive income (loss)	$(22)	$89	$—	$67
Balance at September 30, 2020	$(129)	$(483)	$(2)	$(614)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Amortization of prior service benefit	$(36)	(a)
Amortization of actuarial losses	47	(a)
	11	Total before tax
	(1)	Tax (benefit) expense
Total reclassifications for the period	$10	Net of tax
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Notes 19 and 20 for additional details), which is recorded in other income (expense), net.

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2018	$(90)	$(476)	$—	$(566)
Other comprehensive income (loss) before reclassification	(17)	(100)	2	(115)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4	(4)	—
Net current-period other comprehensive loss	$(17)	$(96)	$(2)	$(115)
Balance at September 30, 2019	$(107)	$(572)	$(2)	$(681)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Amortization of prior service benefit	$(35)	(a)
Amortization of actuarial losses	39	(a)
	4	Total before tax
	—	Tax (benefit) expense
Total reclassifications for the period	$4	Net of tax
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Notes 19 and 20 for additional details), which is recorded in other income (expense), net.

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2017	$(41)	$(500)	$(4)	$(545)
Other comprehensive income (loss) before reclassification	(49)	8	3	(38)
Amounts reclassified from accumulated other comprehensive income	—	16	1	17
Net current-period other comprehensive income (loss)	$(49)	$24	$4	$(21)
Balance at September 30, 2018	$(90)	$(476)	$—	$(566)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Amortization of prior service benefit	$(35)	(a)
Amortization of actuarial losses	46	(a)
Recognized prior service costs due to settlement	6	(a)
	17	Total before tax
	(1)	Tax (benefit) expense
Total reclassifications for the period	$16	Net of tax
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Notes 19 and 20 for additional details), which is recorded in other income (expense), net.

18. EQUITY BASED COMPENSATION

Restricted Stock and Restricted Share Units
The company has granted shares of restricted stock and restricted share units to certain employees and non-employee members of the Board of Directors in accordance with its existing plans. The company measures the grant date fair value of these stock-based awards at the market price of the company’s common stock as of the date of the grant. Employee awards typically vest at the end of three years and are subject to continued employment by the employee. Compensation cost associated with stock-based awards is recognized ratably over the vesting period. Cash dividends on the restricted stock, if any, are reinvested in additional shares of common stock during the vesting period.

The following is a rollforward of the company’s non-vested restricted stock and restricted share units as of September 30, 2020, and the activity during fiscal year 2020 is summarized as follows (shares in thousands):

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance at September 30, 2019	1,320	$17.55
Granted	558	23.77
Vested	(533)	13.57
Forfeited	(170)	21.41
Balance at September 30, 2020	1,175	21.75
In fiscal years 2020, 2019 and 2018, the company granted 0.6 million, 0.5 million, and 0.4 million shares of restricted stock and restricted share units, respectively. The grant date weighted average fair value of these shares of restricted stock and restricted share units was $23.77, $17.24 and $24.93 for shares of restricted stock and restricted share units granted in fiscal years 2020, 2019 and 2018, respectively.

As of September 30, 2020, there was $9 million of total unrecognized compensation costs related to non-vested shares of restricted stock and restricted share units. These costs are expected to be recognized over a weighted average period of 1.84 years. Total compensation expense recognized for restricted stock and restricted share units was $8 million in each of fiscal years 2020, 2019 and 2018.

Performance Share Units

The company has granted performance share units to all executives eligible to participate in the LTIP. The company measures the grant date fair value of these units-based awards at the market price of the company’s common stock as of the date of the grant. Compensation cost associated with these stock-based awards is recognized ratably over the vesting period.
Refer to Note 2 for descriptions of the performance share unit awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a rollforward of the company’s non-vested performance share units as of September 30, 2020, and the activity during fiscal year 2020 is summarized as follows (shares in thousands):

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance at September 30, 2019	1,325	$17.08
Granted	732	19.42
Vested	(851)	12.92
Forfeited	(170)	20.90
Balance at September 30, 2020	1,036	21.52
There were 0.7 million performance share units granted during fiscal 2020 which includes the performance achievement of 0.3 million performance share units related to the fiscal year 2017 to 2019 LTIP cycle. For the year ended September 30, 2020, compensation costs recognized for the performance share units was $1 million of income due to decreased performance payouts. For the years ended 2019 and 2018, compensation cost recognized related to the performance share units were $10 million and $14 million, respectively. As of September 30, 2020, there were $9 million of total unrecognized compensation costs related to non-vested performance share unit equity compensation arrangements. These costs are expected to be recognized over a weighted average period of 1.86 years.

19. RETIREMENT MEDICAL PLANS

The company has retirement medical plans that cover certain of its U.S. and non-U.S. employees, including certain employees of divested businesses, and provide for medical payments to eligible employees and dependents upon retirement. These plans are unfunded.

On September 17, 2020, the company notified certain medical plan participants that it will further amend the benefits provided to these former union employee retirees. Under these modifications, which may be amended at the company’s discretion at any time, the company reduced the defined contribution to $500 per year until 2024. These benefit modifications generated a $7 million prior service credit in September 2020, which will be amortized over the retirees’ average life expectancy, which is currently estimated to be 9 years.

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

On September 8, 2017, the company determined to modify the benefits provided to certain former union employee retirees. Under these modifications, which may be amended at the company’s discretion at any time, the company expected to provide (i) each retiree over the age of 65 with a defined contribution of $4,000 annually and (ii) each retiree under the age of 65 with a level of benefits generally equivalent to those currently provided to the company’s active employees, in each case and as currently contemplated, for a period of seven years. These benefit modifications generated a $315 million prior service credit in September 2017, which will be amortized over the retirees’ average life expectancy, which is currently estimated to be 9 years.

The mortality assumptions for participants in the company’s U.S. plans incorporates future mortality improvements from tables published by the Society of Actuaries ("SOA"). The company reviewed the new SOA mortality and mortality improvement tables and utilized an actuary to conduct a study based on the company’s plan participants. The company determined that the best representation of the plans' mortality is to utilize the new SOA mortality and mortality improvement tables as the reference table for credibility-weighted mortality rates, blended with company-specific mortality based on the study conducted by the actuary. The company considers improvement scales released annually by the SOA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The company’s retiree medical obligations were measured as of September 30, 2020, 2019 and 2018. The following are the assumptions used in the measurement of the accumulated postretirement benefit obligation ("APBO") and retiree medical expense:

	2020	2019	2018
Discount rate	2.56%	2.98%	4.05%
Health care cost trend rate	6.07%	6.36%	6.18%
Ultimate health care trend rate	4.67%	4.69%	4.63%
Year ultimate rate is reached	2028	2028	2024
The assumptions noted above are used to calculate the APBO for each fiscal year end and retiree medical expense for the subsequent fiscal year.

The discount rate is used to calculate the present value of the APBO. This rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical benefits. The company has used the corporate AA/Aa bond rate for this assumption. The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. The company’s projection for fiscal year 2021 health care cost trend rate is 6.07 percent.

The APBO as of the September 30, 2020 and 2019 measurement dates are summarized as follows (in millions):

	2020	2019
Retirees	$52	$67
Employees eligible to retire	—	—
Total	$52	$67
The following reconciles the change in APBO and the amounts included in the Consolidated Balance Sheet for years ended September 30, 2020 and 2019, respectively (in millions):

	2020	2019
APBO — beginning of year	$67	$86
Interest cost	2	3
Actuarial loss (gain)	—	4
Plan amendment	(7)	(15)
Benefit payments (1)	(10)	(11)
APBO — end of year	52	67
Retiree medical liability	$52	$67
(1) Net of subsidies and rebates available under Employer Group Waiver Plan ("EGWP").

Actuarial loss (gain) relates to changes in the discount rate and other actuarial assumptions. In accordance with ASC Topic 715, "Compensation – Retirement Benefits", a portion of the actuarial losses is not subject to amortization. The actuarial losses that are subject to amortization are generally amortized over the average lifetime of inactive participants of approximately 11 years.

The retiree medical liability is included in the Consolidated Balance Sheet as follows (in millions):

	September 30,
	2020	2019
Current — included in compensation and benefits	$6	$11
Long-term — included in retirement benefits	46	56
Retiree medical liability	$52	$67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the amounts included in AOCL net of tax related to retiree medical liabilities as of September 30, 2020 and 2019 and changes recognized in Other Comprehensive Income (Loss) net of tax for the years ended September 30, 2020 and 2019.

	Net Actuarial Loss	Prior Service Cost (Benefit)	Total
Balance at September 30, 2019	$70	$(165)	$(95)
Net actuarial loss for the year	—	—	—
Recognized prior service costs due to plan amendment	—	(7)	(7)
Amortization for the year	(14)	36	22
Deferred tax impact	8	(3)	5
Balance at September 30, 2020	$64	$(139)	$(75)

Balance at September 30, 2018	$76	$(178)	$(102)
Net actuarial gain for the year	4	—	4
Recognized prior service costs due to plan amendment	—	(15)	(15)
Amortization for the year	(15)	35	20
Deferred tax impact	5	(7)	(2)
Balance at September 30, 2019	$70	$(165)	$(95)
The net actuarial loss and prior service benefit that are estimated to be amortized from AOCL into net periodic retiree medical income in fiscal year 2021 are $(13) million and $35 million, respectively.

The components of retiree medical expense for the years ended September 30 are as follows (in millions):

	2020	2019	2018
Service cost	$—	$—	$—
Interest cost	2	3	3
Amortization of:
Prior service benefit	(36)	(35)	(35)
Actuarial losses	14	15	17
Retiree medical income	$(20)	$(17)	$(15)

A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2020	2019
Effect on total service and interest cost
1% Increase	$—	$—
1% Decrease	—	—
Effect on APBO
1% Increase	6	5
1% Decrease	(5)	(4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The company expects future benefit payments as follows (in millions):

	Gross Benefit Payments	Gross Receipts (1)
Fiscal 2021	$6	$—
Fiscal 2022	5	—
Fiscal 2023	5	—
Fiscal 2024	4	—
Fiscal 2025	4	—
Fiscal 2026 – 2029	13	2
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

The company's defined benefit pension plan in the United Kingdom was amended to cease the accrual of future benefits for all of its active plan participants. Subsequent to the freeze date, the company began making contributions to its defined contribution savings plan on behalf of the affected employees. The amount of the savings plan contribution is based on a percentage of the employees’ pay. These changes did not affect then-current retirees. Subsequent to the plan freeze, accumulated actuarial losses are being amortized into net periodic pension expense over the average life expectancy of inactive plan participants of approximately 25 years rather than over their remaining average service.

The company's defined benefit pension plan for salaried and non-represented employees in the United States is frozen. After the plan was frozen, the company started making additional contributions to its defined contribution savings plan on behalf of the affected employees. These additional contributions have been suspended since May 2020 and are anticipated to be suspended for the foreseeable future. The amount of the savings plan contribution is based on a percentage of the employees’ pay, with the contribution percentage increasing as a function of employees’ age. These changes do not affect plan participants who had retired prior to the freeze dates or represented employees. Accumulated actuarial losses are being amortized into net periodic pension expense over the average life expectancy of inactive plan participants of approximately 16 years.

The company's U.S. Retirement Plan includes an additional distribution option in the form of a lump sum benefit from the plan. The majority of plan members are eligible for this distribution option following termination or when making their retirement payment election. The lump sum benefit equals the present value of a member's vested accrued benefit paid in one lump sum payment.

The company’s pension obligations are measured as of September 30, 2020, 2019 and 2018. The U.S. plans include qualified and non-qualified pension plans. The company’s only significant remaining non-U.S. plan is located in the United Kingdom.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following are the significant assumptions used in the measurement of the projected benefit obligation ("PBO") and net periodic pension expense:

	U.S. Plans
	2020	2019	2018
Discount rate	2.50% - 2.60%	3.10% - 3.15%	4.30%
Assumed return on plan assets (beginning of the year)	7.75%	7.75%	7.75%

	U.K. Plan
	2020	2019	2018
Discount rate	1.70%	1.80%	2.90%
Assumed return on plan assets (beginning of the year)	5.75%	6.00%	6.00%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reconciles the change in the PBO, the change in plan assets and amounts included in the Consolidated Balance Sheet for the years ended September 30, 2020 and 2019, respectively (in millions):

	2020			2019
	U.S.	Non- U.S.	Total	U.S.	Non- U.S.	Total
PBO — beginning of year	$1,006	$621	$1,627	$922	$554	$1,476
Interest cost	31	11	42	37	16	53
Actuarial (gain) loss	64	(24)	40	122	111	233
Prior service cost	—	—	—	—	8	8
Acquisitions	—	—	—	—	1	1
Settlements	—	—	—	—	(3)	(3)
Benefit payments	(74)	(25)	(99)	(75)	(30)	(105)
Foreign currency rate changes	—	19	19	—	(36)	(36)
PBO — end of year	$1,027	$602	$1,629	$1,006	$621	$1,627
Change in plan assets
Fair value of assets — beginning of year	$741	$764	$1,505	$744	$702	$1,446
Actual return on plan assets	221	12	233	67	139	206
Employer contributions	5	—	5	5	—	5
Settlements	—	—	—	—	(3)	(3)
Benefit payments	(74)	(25)	(99)	(75)	(30)	(105)
Foreign currency rate changes	—	25	25	—	(44)	(44)
Fair value of assets — end of year	$893	$776	$1,669	$741	$764	$1,505
Funded status - over (under)	$(134)	$174	$40	$(265)	$143	$(122)
Amounts included in the Consolidated Balance Sheet at September 30, 2020 and 2019 are comprised of the following (in millions):

	2020			2019
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Non-current assets	$—	$179	$179	$—	$149	$149
Current liabilities	(5)	—	(5)	(5)	—	(5)
Retirement benefits-non-current	(129)	(5)	(134)	(260)	(6)	(266)
Net amount recognized	$(134)	$174	$40	$(265)	$143	$(122)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize the amounts included in AOCL net of tax related to pension liabilities as of September 30, 2020 and 2019 and changes recognized in Other Comprehensive Income (Loss) net of tax for the year ended September 30, 2020.

	Net Actuarial Loss
	U.S.	Non-U.S.	Total
Balance at September 30, 2019	$467	$200	$667
Net actuarial loss for the year	(101)	3	(98)
Amortization for the year	(26)	(7)	(33)
Deferred tax impact	22	—	22
Balance at September 30, 2020	$362	$196	$558

Balance at September 30, 2018	$394	$184	$578
Net actuarial loss for the year	113	20	133
Amortization for the year	(20)	(4)	(24)
Deferred tax impact	(20)	—	(20)
Balance at September 30, 2019	$467	$200	$667

The company estimates that $31 million of net actuarial losses will be amortized from AOCL into net periodic pension expense during fiscal year 2021. The non-current portion of the pension liability is included in Retirement Benefits in the Consolidated Balance Sheet as follows (in millions):

	September 30,
	2020	2019
Pension liability	$134	$266
Retiree medical liability — long term (see Note 19)	46	56
Other	16	14
Total retirement benefits	$196	$336
In accordance with FASB guidance, the PBO, accumulated benefit obligation ("ABO") and fair value of plan assets are required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and ABO is that the PBO includes projected compensation increases.

Additional information is as follows (in millions):

	2020			2019
	ABO Exceeds Assets	Assets Exceed ABO	Total	ABO Exceeds Assets	Assets Exceed ABO	Total
PBO	$1,032	$597	$1,629	$1,012	$615	$1,627
ABO	1,032	597	1,629	1,012	615	1,627
Plan Assets	893	776	1,669	741	764	1,505

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of net periodic pension expense are as follows (in millions):

	2020	2019	2018
Service cost	$—	$—	$—
Interest cost	42	53	54
Assumed rate of return on plan assets	(97)	(97)	(99)
Amortization of actuarial losses	33	24	29
Settlement loss	—	—	6
Net periodic pension income	$(22)	$(20)	$(10)
Disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk are included below.

Investment Policy and Strategy

The company’s primary investment objective for its pension plan assets is to generate a total investment return sufficient to meet present and future benefit payments while minimizing the company’s cash contributions over the life of the plans. In order to accomplish this objective, the company maintains target allocations to identify and manage exposures. The target asset allocation ranges for the U.S. plans are 20–50 percent equity investments, 30–60 percent fixed income investments and 10–25 percent alternative investments. Alternative investments include private equities, real estate, hedge funds, diversified growth funds, and partnership interests. The target asset allocation ranges for the non-U.S. plans are 20–35 percent equity investments, 30–40 percent fixed income investments, 0–15 percent real estate and 15–35 percent alternative investments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value of Investments

The current FASB guidance provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
•Level 1 inputs use quoted prices in active markets for identical assets that the Plan has the ability to access.
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

Most of the equity investments allow daily redemptions, with some requiring a 30-60 day notice.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the component of the real estate portfolio under development, the investments are carried at cost, which approximates fair value, until they are completed and valued by a third-party appraiser.

Due to the long-term nature of real estate investments, liquidity is provided on a quarterly basis.

Insurance Contract: The plan entered into a pensioner buy-in insurance contract which reimburses the plan for specified benefit payment streams. The valuation for the buy-in contract is calculated on an insurer pricing basis and is estimated using observable inputs, by adjusting the premium paid for cash flows and movements in gilt yields during the reporting period.

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

Alternatives/Partnerships/Private Equity: This category includes investments in private equity and hedge funds in addition to entering into futures contracts across various asset classes.  Such investments may be made directly or through pooled funds, including fund of funds structures. The fair market value of the company’s interest in partnerships and private equity is valued by the fund managers. The valuation is based on the net present value of observable inputs (dividends, cash flows, earnings, etc.), which are discounted at applicable discount rates. The company and custodian review the methods used by the underlying managers to value the assets.

Most of these investments offer quarterly redemption opportunities while some offer daily liquidity. Some partnerships and private equity investments, due to the nature of their investment strategy and underlying holdings, offer less frequent liquidity. When available, liquidity events are closely evaluated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of plan assets at September 30, 2020 by asset category is as follows (in millions):

U.S. Plans	2020
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
U.S. – Large cap	$209	$—	$—	$209
U.S. – Small cap	15	—	—	15
International equity	12	—	—	12
Equity investments measured at net asset value (1)	—	—	—	189
Total equity investments	$236	$—	$—	$425
Fixed income investments
U.S. fixed income	$9	$270	$—	$279
Emerging fixed income	—	13	—	13
Partnerships fixed income	—	—	—	—
Fixed income investments measured at net asset value (1)	—	—	—	26
Total fixed income	$9	$283	$—	$318
Alternatives	9	—	—	9
Alternatives – Partnerships	—	—	5	5
Alternatives – Partnerships measured at net asset value (1)	—	—	—	74
Cash and cash equivalents	—	62	—	62
Total assets at fair value	$254	$345	$5	$893

Non-U.S. Plans	2020
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
International equity	$180	$—	$—	$180
Total equity investments	$180	$—	$—	$180
Fixed income investments
Other fixed income investments	$5	$214	$—	$219
Fixed income investments measured at net asset value (1)	—	—	—	71
Total fixed income	$5	$214	$—	$290
Commingled funds	—	2	—	2
Alternative investments measured at net asset value (1)	—	—	—	127
Real estate measured at net asset value (1)	—	—	—	37
Cash and cash equivalents	—	9	—	9
Insurance contract	—	131	—	131
Total assets at fair value	$185	$356	$—	$776
(1)In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unfunded Commitment

As of September 30, 2020, the U.S. plan had $1 million of unfunded investment commitments related to plan assets. The majority of this amount is attributed to partnership investments that the plan will invest in gradually over the course of several years. Non-U.S. plans currently do not have any unfunded commitments.

The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended September 30, 2020 (in millions):

U.S. Plans	2020
	Fair Value at October 1, 2019	Return on Plan Assets: Attributable to Assets Held at September 30, 2020	Purchases	Settlements	Net Transfers Into (Out of) Level 3	Fair Value at September 30, 2020
Asset Category
Private equity	$19	$—	$—	$—	$(19)	$—
Alternatives –
Partnerships	86	1	—	(1)	(81)	5
Total Level 3 fair value	$105	$1	$—	$(1)	$(100)	$5

The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended September 30, 2019 (in millions):

U.S. Plans	2019
	Fair Value at October 1, 2018	Return on Plan Assets: Attributable to Assets Held at September 30, 2019	Purchases	Settlements	Net Transfers Into (Out of) Level 3	Fair Value at September 30, 2019
Asset Category
Private equity	$17	$2	$—	$—	$—	$19
Alternatives –
Partnerships	83	4	—	(1)	—	86
Total Level 3 fair value	$100	$6	$—	$(1)	$—	$105

Information about the expected cash flows for the U.S. and non-U.S. pension plans is as follows (in millions):

	U.S.	Non U.S.	Total
Expected employer contributions:
Fiscal 2021	$5	$1	$6
Expected benefit payments:
Fiscal 2021	70	25	95
Fiscal 2022	70	25	95
Fiscal 2023	68	25	93
Fiscal 2024	67	25	92
Fiscal 2025	66	25	91
Fiscal 2026-2030	302	124	426

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans, including company matching contributions, was $14 million, $21 million and $21 million for fiscal years 2020, 2019 and 2018, respectively.

21. INCOME TAXES

The income tax provisions were calculated based upon the following components of income before income taxes (in millions):

	2020	2019	2018
U.S. income	$268	$194	$85
Foreign income	58	183	193
Total	$326	$377	$278
The components of the provision (benefit) for income taxes are summarized as follows (in millions):

	2020	2019	2018
Current tax expense:
U.S.	$20	$1	$24
Foreign	16	40	51
State and local	4	1	—
Total current tax expense	40	42	75
Deferred tax expense (benefit):
U.S.	40	34	76
Foreign	(5)	6	(5)
State and local	3	—	3
Total deferred tax expense	38	40	74
Income tax expense	$78	$82	$149
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net deferred income tax assets (liabilities) included in the Consolidated Balance Sheet consist of the tax effects of temporary differences related to the following (in millions):

	September 30,
	2020	2019
Accrued compensation and benefits	$13	$19
Accrued product warranties	11	11
Inventory costs	12	7
Receivables	8	8
Asbestos and environmental	5	8
Accrued retiree healthcare benefits	13	16
Retirement pension plans	25	59
Property	9	7
Lease liabilities	18	—
Loss and credit carryforwards	215	230
Other	16	18
Sub-total	345	383
Less: Valuation allowances	(226)	(207)
Deferred income taxes - asset	$119	$176
Taxes on undistributed income	$(11)	$(10)
Intangible assets	(65)	(51)
Lease assets	(17)	—
Debt basis difference	(7)	(8)
Deferred income taxes - liability	$(100)	$(69)
Net deferred income tax assets	$19	$107

Net deferred income tax assets (liabilities) are included in the Consolidated Balance Sheet as follows (in millions):

	September 30,
	2020	2019
Other assets (see Note 11)	$30	$122
Other liabilities (see Note 14)	(11)	(15)
Net deferred income taxes — asset	$19	$107
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

As of September 30, 2020, the company continues to maintain the valuation allowances in France, Germany, the U.K. and certain other jurisdictions, as the company believes the negative evidence continues to outweigh the positive evidence that it will be able to recover these net deferred tax assets. If, in the future, the company generates taxable income on a sustained basis, its conclusion regarding the need for valuation allowances in these jurisdictions could change.

The expiration periods for deferred tax assets related to net operating losses and tax credit carryforwards as of September 30, 2020 are included below (in millions). Also included are the associated valuation allowances on these deferred tax assets (in millions).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fiscal Year Expiration Periods
	2021-2025	2026-2035	2036-2040	Indefinite	Total
Net Operating Losses and Tax Credit Carryforwards	$7	$15	$—	$193	$215
Valuation Allowances on these Deferred Tax Assets	$6	$13	$—	$188	$207
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

The company’s provision (benefit) for income taxes was different from the provision for income taxes calculated at the U.S. statutory rate for the reasons set forth below (in millions):

	2020	2019	2018
Expense for income taxes at statutory tax rate	$68	$79	$68
State and local income taxes	5	3	2
Foreign income taxed at rates other than statutory	2	11	4
Legislative changes	(10)	1	126
Joint venture equity income	(3)	(6)	(6)
U.S. tax impact on non-U.S. earnings	—	—	4
Nondeductible expenses	11	16	8
Tax credits	(8)	(11)	(9)
Valuation allowances	10	(7)	(40)
Tax audit adjustments	5	—	—
Other	(2)	(4)	(8)
Income tax expense	$78	$82	$149
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
Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the U.S. tax reform, provides a measurement period that should not extend beyond one year from the U.S. tax reform enactment date for companies to complete the accounting under ASC 740. The company completed its accounting for the enactment date income tax effects of U.S. tax reform as of December 31, 2018. As reflected in the company's fiscal year 2019 Consolidated Financial Statements, the results of this accounting were a reduction to the estimated tax expense at September 30, 2018 from $89 million to $87 million for the refinement of the U.S. tax reform items.
At September 30, 2020 and 2019, $1,161 million and $1,163 million, respectively, of non-U.S. earnings were considered indefinitely reinvested in operations outside the U.S., for which deferred taxes have not been provided. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.
Additionally, the company has accounted for the tax impacts related to the Global Intangible Low Tax Income ("GILTI"), Base Erosion Anti Abuse Tax ("BEAT") and Foreign Derived Intangible Income ("FDII") regimes as well as all other provisions of the U.S. tax reform that are effective in fiscal year 2020. The company has elected to treat GILTI as a period cost and, therefore, has not recognized deferred taxes for basis differences that may reverse as GILTI tax in future periods.

The total amount of gross unrecognized tax benefits the company recorded in accordance with ASC Topic 740 as of September 30, 2020 was $283 million, of which $234 million represents the amount that, if recognized, would favorably affect the effective income tax rate in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows (in millions):

	2020	2019	2018
Balance at beginning of the period	$276	$261	$269
Additions to tax positions recorded during the current year	4	11	—
Additions to tax positions recorded during the prior year	5	9	—
Reductions to tax position recorded in prior years	(1)	—	(6)
Reductions to tax positions due to lapse of statutory limits	(4)	(4)	(1)
Translation, other	3	(1)	(1)
Balance at end of the period	$283	$276	$261
The company’s continuing practice is to recognize interest and penalties on uncertain tax positions in the provision for income taxes in the Consolidated Statement of Operations. At September 30, 2020 and 2019, the company recorded assets of $13 million and $12 million, respectively, of interest on uncertain tax positions in the Consolidated Balance Sheet. In addition, penalties of $2 million and $1 million were recorded as of September 30, 2020 and 2019, respectively. The income tax benefit related to interest was $1 million, for the fiscal years ended September 30, 2020 and 2019. The income tax benefit related to interest was $4 million for the fiscal year ended September 30, 2018. The income tax expense related to penalties was $1 million for fiscal year ended September 30, 2020. The income tax expense related to penalties was immaterial for fiscal years ended September 30, 2019 and 2018.

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

In addition to the audits listed above, the company has open tax years primarily from 2001-2019 with various significant taxing jurisdictions, including the U.S., Brazil, Canada, China, Italy, Mexico, Sweden and the U.K. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The company has recorded a tax benefit only for those positions that meet the more-likely-than-not standard.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which includes various income and payroll tax provisions, was signed into law by the U.S. government. In addition, various other coronavirus tax relief initiatives have been implemented around the world. These tax initiatives did not have a material impact on the Consolidated Financial Statements for the fiscal year ended September 30, 2020.

22. CONTINGENCIES

Environmental

Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have, and will continue to have, an impact on the operations of the company. The process of estimating environmental liabilities is complex and dependent upon evolving physical and scientific data at the sites, uncertainties as to remedies and technologies to be used and the outcome of discussions with regulatory agencies. The company records liabilities for environmental issues in the accounting period in which they are considered to be probable and the cost can be reasonably estimated. At environmental sites in which more than one potentially responsible party has been identified, the company records a liability for its allocable share of costs related to its involvement with the site, as well as an allocable share of costs related to insolvent parties or unidentified shares. At environmental sites at which the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

company is the only potentially responsible party, the company records a liability for the total probable and estimable costs of remediation before consideration of recovery from insurers or other third parties.

The company has been designated as a potentially responsible party at ten Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at September 30, 2020 to be approximately $24 million, of which $11 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators. Environmental remediation costs recorded with respect to the Superfund sites were $4 million in fiscal year 2020, $2 million in fiscal year 2019 and $12 million in fiscal year 2018.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at September 30, 2020 to be approximately $14 million, of which $5 million is probable and recorded as a liability. During each of fiscal years 2020, 2019 and 2018, the company recorded environmental remediation costs of $2 million with respect to these matters, resulting from revised estimates to remediate these sites.

Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 1.50 to 2.25 percent and is approximately $13 million at September 30, 2020. The undiscounted estimate of these costs is approximately $15 million.

The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2019	$11	$4	$15
Payments and other	(4)	(1)	(5)
Accruals	4	2	6
Balance at September 30, 2020	$11	$5	$16
There were $6 million, $3 million, and $12 million of environmental remediation costs recognized in other operating expense in the Consolidated Statement of Operations in fiscal years 2020, 2019 and 2018, respectively.

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
In April 2016, the company was served with several complaints filed against the company and other defendants in the United States District Court for the Northern District of Mississippi. The complaints were amended in July 2016. These complaints allege damages, including diminution of property value, concealment/fraud and emotional distress resulting from alleged environmental pollution in and around a neighborhood in Grenada, Mississippi. Rockwell owned and operated a facility

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

near the neighborhood from 1965 to 1985. The company filed answers to the complaints in July 2016. In May 2017, the company was served with a complaint filed against the company and other defendants by the Mississippi Attorney General in the Chancery Court of Grenada County, Mississippi. The complaint alleged that operations at the above-referenced Grenada facility caused contamination of off-site groundwater and surface waters. Subsequently, the company removed this action to the United States District Court for the Northern District of Mississippi. However, plaintiffs’ motion to remand the case to the Chancery Court was granted in March 2018. In April, May and July 2018, the company was served with additional property damage, personal injury and wrongful death lawsuits naming the company and others as defendants, which were brought by current and former residents of the same neighborhood. The company has reached settlements with some, but not all of the plaintiffs, and continues to vigorously defend itself while continuing settlement discussions in the unresolved matters.  The company recorded an accrual in the second quarter of fiscal year 2019.
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
The Plan was confirmed by the Bankruptcy Court on May 17, 2019 and approved by the United States District Court for the District of Delaware on June 27, 2019. On July 9, 2019, the company contributed $48 million, consisting of cash and repayment of a loan, to Maremont, and Maremont funded the 524(g) Trust with such cash and its other assets, including its existing insurance policies. As a result, all current and future asbestos claims related to the Maremont’s historical asbestos-related activities have been channeled to the 524(g) Trust, which will process and satisfy all such claims going forward pursuant to its resolution and payment procedures.

Rockwell — ArvinMeritor, Inc. ("AM"), a predecessor of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. Rockwell had approximately 1,200 and 1,400 pending active asbestos claims in lawsuits that name AM as a defendant at September 30, 2020 and 2019, respectively.

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

Pending and Future Claims: The company engaged a third-party advisor with extensive experience in assessing asbestos-related liabilities to conduct a study to estimate its potential undiscounted liability for pending and future asbestos-related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

claims as of September 30, 2020. On a continual basis, management monitors the underlying claims data and experience, for the purpose of assessing the appropriateness of the assumptions used to estimate the liability.

As of September 30, 2020, the best estimate of the company’s obligation for asbestos-related claims over the next 38 years is $78 million. The company recognized a liability for pending and future claims of $78 million as of September 30, 2020 and $91 million as of September 30, 2019. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.

Recoveries: Rockwell has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. In 2004, the company initiated litigation against certain of these carriers to enforce the insurance policies. During the fourth quarter of fiscal year 2016, the company executed settlement agreements with two of these carriers, thereby resolving the litigation against those particular carriers. Pursuant to the terms of one of those settlement agreements, in the fourth quarter of fiscal year 2016 the company received $32 million in cash from an insurer, of which $10 million was recognized as a reduction in asbestos expense, and $22 million was recorded as a liability to the insurance carrier as it is required to be returned to the carrier if additional asbestos liability is not ultimately incurred. During fiscal years 2018 and 2017, Rockwell recognized an additional $12 million and $10 million, respectively, of the cash settlement proceeds as a reduction in asbestos expense. Pursuant to the terms of a second settlement agreement, in the fourth quarter of fiscal year 2016 the company recorded a $12 million receivable to reflect expected reimbursement of future defense and indemnity payments under a coverage-in-place arrangement with that insurer. During the fourth quarter of fiscal year 2018, the company entered into a settlement agreement to resolve additional disputed coverage resulting from asbestos claims. On September 15, 2018, the company received $3 million in cash and recorded $28 million as an insurance receivable related to this settlement. The insurance receivables for Rockwell’s asbestos-related liabilities totaled $62 million and $61 million as of September 30, 2020 and 2019, respectively.

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

The Rockwell legacy asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	September 30,
	2020	2019
Pending and future claims	$78	$91
Billed but unpaid claims	1	2
Asbestos-related liabilities	$79	$93
Asbestos-related insurance recoveries	$62	$61
Assumptions: The following assumptions were made by the company after consultation with consultants and are included in the study:
•Pending and future claims were estimated for a 38 year period ending in fiscal year 2058;
•The litigation environment remains consistent throughout the forecast horizon;
•On a per claim basis, defense and indemnity costs for pending and future claims will be at the level consistent with the company’s recent experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
      The company has two reportable segments at September 30, 2020, as follows:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information is summarized as follows (in millions):

	Commercial Truck	Aftermarket and Industrial	Elims	Total
Fiscal year 2020 Sales:
External Sales	$2,080	$964	$—	$3,044
Intersegment Sales	110	17	(127)	—
Total Sales	$2,190	$981	$(127)	$3,044
Fiscal year 2019 Sales (1):
External Sales	$3,307	$1,081	$—	$4,388
Intersegment Sales	149	19	(168)	—
Total Sales	$3,456	$1,100	$(168)	$4,388
Fiscal year 2018 Sales (1):
External Sales	$3,171	$1,007	$—	$4,178
Intersegment Sales	154	17	(171)	—
Total Sales	$3,325	$1,024	$(171)	$4,178
(1) Fiscal years 2019 and 2018 have been recast to reflect reportable segment changes.

	Year Ended September 30,
	2020	2019	2018
Segment adjusted EBITDA:
Commercial Truck (1)	$116	$342	$345
Aftermarket and Industrial (1)	150	175	142
Segment adjusted EBITDA	266	517	487
Unallocated legacy and corporate income (expense), net (2)	6	3	(13)
Interest expense, net	(66)	(57)	(67)
Gain on sale of equity investment	—	—	—
Provision for income taxes	(78)	(82)	(149)
Depreciation and amortization	(101)	(87)	(84)
Loss on sale of receivables	(4)	(6)	(5)
Restructuring costs	(27)	(8)	(6)
Transaction costs	(5)	(6)	—
Asbestos related items (3)	—	31	(25)
Pension settlement loss (4)	—	—	(6)
Asset impairment charges	(8)	(10)	(3)
Income from WABCO distribution termination	265	—	—
Noncontrolling interests	(4)	(5)	(9)
Income from continuing operations attributable to Meritor, Inc.	$244	$290	$120
(1)Fiscal years 2019 and 2018 have been recast to reflect reportable segment changes.
(2)Unallocated legacy and corporate income (expense), net represents items that are not directly related to the company's business segments. These items primarily include asbestos-related charges and settlements, pension and retiree medical costs associated with sold businesses, and other legacy costs for environmental and product liability.
(3)The year ended September 30, 2019 includes $31 million related to the remeasurement of the Maremont net asbestos liability based on the Plan. The year ended September 30, 2018 includes $25 million related to the change in estimate resulting from change in estimated forecast horizon and an asbestos insurance settlement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4)The year ended September 30, 2018 includes $6 million related to the U.K. pension settlement loss.

	Year ended September 30,
	2020	2019 (1)	2018 (1)
Depreciation and Amortization:
Commercial Truck	$76	$73	$72
Aftermarket and Industrial	25	14	12
Total depreciation and amortization	$101	$87	$84
Capital Expenditures:
Commercial Truck	$68	$88	$88
Aftermarket and Industrial	17	15	16
Total capital expenditures	$85	$103	$104

		September 30,
		2020	2019 (2)
Segment Assets:
Commercial Truck		$1,666	$1,745
Aftermarket and Industrial		658	729
Total segment assets		2,324	2,474
Corporate (3)		714	567
Less: Accounts receivable sold under off-balance sheet factoring programs (4)		(154)	(226)
Total assets		$2,884	$2,815
(1)Fiscal years 2019 and 2018 have been recast to reflect reportable segment changes.
(2)Amounts as of September 30, 2019 have been recast to reflect reportable segment changes, including the reallocation of goodwill.
(3)Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.
(4)At September 30, 2020 and September 30, 2019, segments assets include $154 million and $226 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 8). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Sales by geographic area are based on the location of the selling unit. Information on the company’s geographic areas is summarized as follows (in millions):

	Year ended September 30,
	2020	2019	2018
Sales by Geographic Area:
U.S.	$1,783	$2,622	$2,289
Canada	54	69	72
Mexico	147	249	221
Total North America	1,984	2,940	2,582
Sweden	202	276	311
Italy	166	234	243
United Kingdom	114	165	179
Other Europe	139	91	103
Total Europe	621	766	836
Brazil	172	248	224
China	135	153	196
India	72	197	231
Other Asia-Pacific	60	84	109
Total sales	$3,044	$4,388	$4,178

	September 30,
	2020	2019
Assets by Geographic Area:
U.S.	$1,458	$1,504
Canada	35	39
Mexico	190	197
Total North America	1,683	1,740
Sweden	136	130
Italy	111	81
United Kingdom	270	241
Other Europe	269	173
Total Europe	786	625
Brazil	132	187
China	130	124
India	76	84
Other Asia-Pacific	77	55
Total	$2,884	$2,815
Sales to AB Volvo represented approximately 21 percent, 22 percent and 23 percent of the company’s sales in fiscal years 2020, 2019 and 2018, respectively. Sales to Daimler AG represented approximately 17 percent, 19 percent and 17 percent of the company’s sales in fiscal years 2020, 2019 and 2018, respectively. Sales to PACCAR represented approximately 12 percent, 13 percent and 12 percent of the company's sales in fiscal years 2020, 2019 and 2018, respectively. Sales to Navistar represented approximately 8 percent, 10 percent and 9 percent of the company’s sales in fiscal years 2020, 2019 and 2018, respectively. No other customer comprised 10 percent or more of the company’s total sales in any of the three fiscal years ended September 30, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

24. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a condensed summary of the company’s unaudited quarterly results of continuing operations for fiscal years 2020 and 2019. Per share amounts are based on the weighted average shares outstanding for that quarter. Earnings per share for the year may not equal the sum of the four fiscal quarters’ earnings per share due to changes in basic and diluted shares outstanding.

	2020 Fiscal Quarters (Unaudited)
	First	Second	Third	Fourth	2020
	(In millions, except share related data)
Sales	$901	$871	$514	$758	$3,044
Cost of sales	(774)	(757)	(486)	(699)	(2,716)
Gross margin	127	114	28	59	328
Benefit (provision) for income taxes	(13)	(73)	13	(5)	(78)
Net income (loss)	41	242	(34)	—	249
Net income (loss) from continuing operations attributable to Meritor, Inc.	39	240	(36)	1	244
Net income (loss) attributable to Meritor, Inc.	39	241	(36)	1	245
Basic earnings (loss) per share from continuing operations	$0.50	$3.27	$(0.50)	$0.01	$3.30
Diluted earnings (loss) per share from continuing operations	$0.48	$3.19	$(0.50)	$0.01	$3.23
The company recognized restructuring income and costs in its continuing operations during fiscal year 2020 as follows: $5 million of costs in the first quarter, $10 million of costs in the second quarter, $12 million of costs in the third quarter and an insignificant amount in the fourth quarter (see Note 7). In the second quarter of fiscal year 2020, the company exercised the option to terminate its aftermarket distribution arrangement with WABCO and received $265 million from WABCO in connection with the termination of the arrangement (see Note 3).

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

The company recognized restructuring income and costs in its continuing operations during fiscal year 2019 as follows: an insignificant amount in the first quarter, $1 million of income in the second quarter, $1 million of income in the third quarter and $10 million of restructuring costs in the fourth quarter (see Note 7). During the first quarter of fiscal year 2019 a $31 million adjustment was made relating to the remeasurement of the Maremont asbestos liability based on the Plan. The year ended September 30, 2019 includes $12 million of non-cash tax benefit related to the one-time deemed repatriation of accumulated foreign earnings and a one-time net charge of $9 million recorded for an election made that will allow for a future tax-free repatriation of cash to the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

25. OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Year Ended September 30,
	2020	2019	2018
	(in millions)
OPERATING ACTIVITIES
Net income	$249	$296	$126
Less: Income (loss) from discontinued operations, net of tax	1	1	(3)
Income from continuing operations	248	295	129
Adjustments to income from continuing operations to arrive at cash provided by operating activities:
Depreciation and amortization	101	87	84
Deferred income tax expense	38	40	74
Restructuring costs	27	8	6
Loss on debt extinguishment	—	—	8
Asset impairment	8	10	3
Equity in earnings of affiliates	(14)	(31)	(27)
Stock compensation expense	7	18	20
Provision for doubtful accounts	—	—	(1)
Pension and retiree medical income	(42)	(37)	(31)
Pension settlement loss	—	—	6
Asbestos related liability remeasurement	—	(31)	—
Contribution to Maremont trust	—	(48)	—
Dividends received from equity method investments	10	23	17
Pension and retiree medical contributions	(15)	(16)	(21)
Restructuring payments	(25)	(5)	(8)
Changes in off-balance sheet receivable securitization and factoring programs	(77)	(18)	11
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations:
Receivables	147	80	(98)
Inventories	100	9	(112)
Accounts payable	(186)	(103)	97
Other current assets and liabilities	(64)	(3)	36
Other assets and liabilities	2	(22)	59
Operating cash flows provided by continuing operations	265	256	252
Operating cash flows used for discontinued operations	—	—	(1)
CASH PROVIDED BY OPERATING ACTIVITIES	$265	$256	$251

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 30,
	2020	2019	2018
	(In millions)
Balance sheet data:
Allowance for doubtful accounts	$3	$3	$4
Statement of operations data:
Maintenance and repairs expense	47	55	52
Research, development and engineering expense	74	75	73
Depreciation expense	87	76	74
Rental expense	19	19	18
Interest income	4	4	3
Interest expense	(70)	(61)	(70)
Statement of cash flows data:
Interest payments, net of receipts	48	41	49
Income tax payments, net of refunds	55	64	33
Non-cash investing activities - capital asset additions from finance leases	—	—	4

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

    As required by Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
    Our management, with the participation of the CEO and CFO, assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2020. This evaluation was based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on management’s assessment and the criteria set forth by COSO, we assessed that the internal control over financial reporting was effective as of September 30, 2020.
    The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the Consolidated Balance Sheets of Meritor as of September 30, 2020 and the related Consolidated Statements of Operations, Comprehensive Income, Cash Flows and Equity for the year ended September 30, 2020, has issued an attestation report on Meritor’s internal control over financial reporting, which is included herein.

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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Meritor, Inc. and subsidiaries (the “Company”) as of September 27, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 27, 2020, of the Company and our report dated November 12, 2020 expressed an unqualified opinion on those financial statements.

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
DELOITTE & TOUCHE LLP
Detroit, Michigan
November 12, 2020

Item 9B. Other Information.

On November 5, 2020, the Board of Directors approved amendments to Section 2.1, Section 2.4, Section 2.6 and Section 2.8A of the Amended and Restated By-laws of the Company to allow for virtual shareholders’ meetings. The Amended and Restated By-laws are attached hereto as Exhibit 3-b and are incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption Election of Directors – Information as to Nominees for Director and Continuing Directors in Meritor’s definitive Proxy Statement for its 2021 Annual Meeting (the "2021 Proxy Statement"), which is expected to be filed within 120 days after Meritor’s fiscal year end. The information required by Item 10 regarding executive officers is set forth in Item 4A of Part I of this Form 10-K. The other information required by Item 10, including regarding the audit committee, audit committee financial expert disclosure and our code of ethics, is incorporated by reference from the information under the captions Code of Ethics, Board of Directors and Committees and Director Qualifications and Nominating Procedures in the 2021 Proxy Statement. Disclosure of delinquent Section 16 filers pursuant to Item 405 of Regulation S-K will be contained in the 2021 Proxy Statement.

Item 11. Executive Compensation.

See the information under the captions Director Compensation in Fiscal Year 2020, Executive Compensation and CEO Pay Ratio in the 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

See the information under the captions Voting Securities and Ownership by Management of Equity Securities in the 2021 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of September 30, 2020, were as follows:

Plan Category	(column a) Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	(column b) Weighted average exercise price of outstanding options, warrants and rights	(column c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	—	$—	4,104,642
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	4,104,642
____________________
1In addition to stock options, shares of common stock, restricted shares of common stock, restricted share units and performance share units, all of which do not have an exercise price, have been awarded under the Company’s equity compensation plans and were outstanding at September 30, 2020. The number of weighted average shares in column (a) and the weighted average exercise price reported in column (b) does not take these awards into account.
All of the equity compensation plans under which grants are outstanding as shown above were approved by Meritor shareholders.
The following number of shares remained available for issuance under our equity compensation plans at September 30, 2020. Grants may be in the form of any of the listed type of awards.

Plan	Number of shares	Type of award
2020 Long-Term Incentive Plan*	4,104,642	Stock options, stock appreciation rights, stock awards and other stock-based awards
____________________
*     The 2020 Long-Term Incentive Plan was approved by the Company’s shareholders on January 23, 2020. At that time the 2010 Long-Term Incentive Plan was terminated and no new awards will be made under the 2010 Long-Term Incentive Plan. The 2007 Long-Term Incentive Plan and the 2004 Directors Stock Plan were terminated on January 28, 2010. Earlier equity compensation plans were terminated on January 26, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions Board of Directors and Committees and Certain Relationships and Related Transactions in the 2021 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

See the information under the caption Independent Accountants’ Fees in the 2021 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements (all financial statements listed below are those of the company and its consolidated subsidiaries):

Consolidated Statement of Operations, years ended September 30, 2020, 2019 and 2018.

Consolidated Statement of Comprehensive Income, years ended September 30, 2020, 2019 and 2018.

Consolidated Balance Sheet, September 30, 2020 and 2019.

Consolidated Statement of Cash Flows, years ended September 30, 2020, 2019 and 2018.

Consolidated Statement of Shareholders' Equity, years ended September 30, 2020, 2019 and 2018.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedule for the years ended September 30, 2020, 2019 and 2018.

Schedules not filed with this Annual Report on Form 10-K are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or related notes.

(3) Exhibits

3-a
Amended and Restated Articles of Incorporation of Meritor effective January 23, 2020, filed as Exhibit 3-a to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2019, is incorporated herein by reference.

3-b**	Amended and Restated By-laws of Meritor effective November 5, 2020.

4-a**	Description of Securities.

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

4-b-5
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

10-a-3
Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of March 12, 2020, among Meritor, the subsidiaries named therein, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10-a to Meritor's Quarterly report on Form 10-Q for the fiscal quarter ended March 29, 2020, is incorporated herein by reference.

10-a-4
Amendment No. 2 to Fourth Amended and Restated Credit Agreement and Amendment No. 2 to Third Amended and Restated Pledge and Security Agreement, dated as of June 26, 2020, among Meritor, the subsidiaries named therein, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10-a to Meritor's Quarterly report on Form 10-Q for the fiscal quarter ended June 28, 2020, is incorporated herein by reference.

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

10-h**	2020 Long-Term Incentive Plan.

10-h-1
Form of Restricted Stock Agreement for Directors under the 2020 Long-Term Incentive Plan, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2019, is incorporated herein by reference.

10-h-2
Form of Restricted Stock Agreement for Director Deferral Elections pursuant to the Non-Employee Director Retainer Deferral Policy under the 2020 Long-Term Incentive Plan, filed as Exhibit 10-b to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2019, is incorporated herein by reference.

10-h-3
Form of Performance Share Unit Agreement for Employees under the 2020 Long-Term Incentive Plan, filed as Exhibit 10-c to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2019, is incorporated herein by reference.

10-h-4
Form of Restricted Share Unit Agreement for Employees under the 2020 Long-Term Incentive Plan, filed as Exhibit 10-d to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2019, is incorporated herein by reference.

10-h-5
Form of Restricted Share Unit Agreement for Employee retention under the 2020 Long-Term Incentive Plan, filed as Exhibit 10-e to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2019, is incorporated herein by reference.

10-i
Receivables Purchase Agreement dated as of February 19, 2019, by and among Meritor Heavy Vehicle Braking Systems (USA), LLC and Meritor Heavy Vehicle Systems, LLC, as sellers, and Nordea Bank AB, as purchaser, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, is incorporated herein by reference.

10-j
Receivables Purchase Agreement dated as of March 22, 2017, by and among Meritor HVS AB, as seller, and Viking Asset Purchaser No 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-c to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2017, is incorporated herein by reference.

10-j-1
Extension dated March 19, 2020 of Receivables Purchase Agreement dated as of March 22, 2017, by and among Meritor HVS AB, as seller, and Viking Asset Purchaser No 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-b to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2020, is incorporated herein by reference.

10-k
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

10-k-1
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

10-k-2
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

10-m-2
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

10-m-3
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

10-m-4
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

10-m-5
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

10-m-6
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

10-m-7
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

10-m-8
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

10-m-9
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

10-m-10
Tenth Amendment to the Receivables Purchase Agreement dated as of September 16, 2019, by and among ArvinMeritor Receivables Corporation, as Seller, Meritor, Inc., as Initial Servicer, and PNC Bank, National Association, as a Related Committed Purchaser, as an LC Participant, as a Purchaser Agent, as LC Bank and as Administrator, filed as Exhibit 10-l-10 to Meritor's Annual report on Form 10-K for the fiscal year ended September 29, 2019, is incorporated herein by reference.

10-n
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

10-n-1
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

10-o
Purchase and Option Agreement dated September 15, 2017 among Meritor, WABCO Holdings Inc. and the other parties listed therein, filed as filed as Exhibit 10-a to Meritor’s Current Report on Form 8-K filed on September 18, 2017, is incorporated herein by reference.

10-p
Agreement and Plan of Merger dated as of May 3, 2019 by and among Meritor, Inc., Janus Merger Sub, LLC, CAX Parent, LLC, and Carlyle Equity Opportunity GP, L.P., solely in its capacity as Holder Representative, filed as Exhibit 10-a to Meritor’s Current Report on Form 8-K filed on May 8, 2019, is incorporated herein by reference.

*10-q
Amended and Restated Employment Letter between Meritor, Inc. and Jeffrey A. Craig dated April 29, 2015, filed as Exhibit 10-a-2 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2015, is incorporated herein by reference.

*10-r	Form of Performance Share Agreement for grant from Meritor, Inc. to Jeffrey Craig on December 1, 2013, filed as Exhibit 10-zz to the 2013 Form 10-K, is incorporated herein by reference.

*10-s
Compensation Letter dated as of April 29, 2015 between Meritor, Inc. and Jeffrey A. Craig, filed as Exhibit 10-a-1 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2015, is incorporated herein by reference.

*10-t
Special Retention Letter dated as of November 4, 2020 between Meritor, Inc. and Carl D. Anderson, II, filed as Exhibit 10-a to Meritor's Current Report on Form 8-K filed on November 9, 2020, is incorporated herein by reference.

*10-u**	Form of Employment Agreement (portions of this exhibit have been omitted).

*10-v**	Schedule identifying agreements substantially identical to the Form of Employment Agreement constituting Exhibit 10-u hereto.

21**	List of Subsidiaries of Meritor, Inc.

22**	Guarantor Subsidiaries of Meritor, Inc.

23-a**	Consent of Hannah Lim-Johnson, Esq., Senior Vice President, Chief Legal Officer and Corporate Secretary.

23-b**	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24**	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of Meritor.

31-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
____________________
*Management contract or compensatory plan or arrangement.
** Filed herewith.

Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERITOR, INC.

By:	/s/ Hannah S. Lim-Johnson
Hannah S. Lim-Johnson
Senior Vice President, Chief Legal Officer and Corporate Secretary
Date: November 12, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 12th day of November, 2020 by the following persons on behalf of the registrant and in the capacities indicated.

William R. Newlin*	Chairman of the Board of Directors

Steven Beringhause, Jan A. Bertsch, Rodger L. Boehm,
Rhonda L. Brooks, Ivor J. Evans, Fazal Merchant,	Directors
Thomas L. Pajonas, Lloyd G. Trotter*

Jay A. Craig*	Chief Executive Officer and President (Principal Executive Officer) and Director

Carl D. Anderson II*	Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Paul D. Bialy*	Vice President, Chief Accounting Officer (Principal Accounting Officer)

* By:	/s/ Hannah S. Lim-Johnson
Hannah S. Lim-Johnson
Attorney-in-fact **
** By authority of powers of attorney filed herewith.