Form 10-Q
period 2021-01-03
MERITOR, INC.
filed 2021-02-03
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended January 3, 2021

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
72,535,263 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on February 2, 2021.

MERITOR, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended December 31,
	2020	2019
	(Unaudited)
Sales	$889	$901
Cost of sales	(774)	(774)
GROSS PROFIT	115	127
Selling, general and administrative	(65)	(70)
Other operating expense, net	(7)	(5)
OPERATING INCOME	43	52
Other income, net	14	10
Equity in earnings of affiliates	11	6
Interest expense, net	(28)	(14)
INCOME BEFORE INCOME TAXES	40	54
Provision for income taxes	(7)	(13)
INCOME FROM CONTINUING OPERATIONS	33	41
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—
NET INCOME	33	41
Less: Net income attributable to noncontrolling interests	(1)	(2)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$32	$39
NET INCOME ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$32	$39
Income from discontinued operations	—	—
Net income	$32	$39
BASIC EARNINGS PER SHARE
Continuing operations	$0.44	$0.50
Discontinued operations	—	—
Basic earnings per share	$0.44	$0.50
DILUTED EARNINGS PER SHARE
Continuing operations	$0.44	$0.48
Discontinued operations	—	—
Diluted earnings per share	$0.44	$0.48

Basic average common shares outstanding	72.2	78.2
Diluted average common shares outstanding	73.2	80.7
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended December 31,
	2020	2019
	(Unaudited)
Net income	$33	$41
Other comprehensive income:
Foreign currency translation adjustments:
Attributable to Meritor, Inc.	55	21
Attributable to noncontrolling interest	1	—
Pension and other postretirement benefit related adjustments	3	3
Unrealized gain on cash flow hedges	1	2
Other comprehensive income, net of tax	60	26
Total comprehensive income	93	67
Less: Comprehensive income attributable to noncontrolling interest	(2)	(2)
Comprehensive income attributable to Meritor, Inc.	$91	$65
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2020	September 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$283	$315
Receivables, trade and other, net	466	479
Inventories	473	435
Other current assets	70	54
TOTAL CURRENT ASSETS	1,292	1,283
NET PROPERTY	520	515
GOODWILL	507	501
OTHER ASSETS	611	585
TOTAL ASSETS	$2,930	$2,884
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term debt	$15	$39
Accounts and notes payable	445	423
Other current liabilities	251	264
TOTAL CURRENT LIABILITIES	711	726
LONG-TERM DEBT	1,189	1,188
RETIREMENT BENEFITS	187	196
OTHER LIABILITIES	278	279
TOTAL LIABILITIES	2,365	2,389
COMMITMENTS AND CONTINGENCIES (See Note 16)

EQUITY:
Common stock (December 31, 2020 and September 30, 2020, 104.0 and 103.7 shares issued and 72.5 and 72.3 shares outstanding, respectively)	106	105
Additional paid-in capital	784	808
Retained earnings	768	736
Treasury stock, at cost (December 31, 2020 and September 30, 2020, 31.4 and 31.4 shares, respectively)	(573)	(573)
Accumulated other comprehensive loss	(555)	(614)
Total equity attributable to Meritor, Inc.	530	462
Noncontrolling interests	35	33
TOTAL EQUITY	565	495
TOTAL LIABILITIES AND EQUITY	$2,930	$2,884
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Three Months Ended December 31,
	2020	2019
	(Unaudited)
OPERATING ACTIVITIES
Net income	$33	$41
Less: Income from discontinued operations, net of tax	—	—
Income from continuing operations	33	41
Adjustments to income from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	27	24
Deferred income tax expense	1	3
Restructuring costs	6	5
Equity in earnings of affiliates	(11)	(6)
Pension and retiree medical income	(13)	(10)
Loss on debt extinguishment	8	—
Other adjustments to income from continuing operations	6	3
Dividends received from equity method investments	1	—
Pension and retiree medical contributions	(3)	(3)
Restructuring payments	(4)	(7)
Changes in off-balance sheet accounts receivable securitization and factoring programs	85	7
Changes in receivables, inventories and accounts payable	(77)	(31)
Changes in other current assets and liabilities	(22)	(28)
Changes in other assets and liabilities	7	(16)
Operating cash flows provided by (used for) continuing operations	44	(18)
Operating cash flows used for discontinued operations	—	(1)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	44	(19)
INVESTING ACTIVITIES
Capital expenditures	(10)	(16)
Other investing activities	(3)	—
CASH USED FOR INVESTING ACTIVITIES	(13)	(16)
FINANCING ACTIVITIES
Securitization	—	72
Borrowings against revolving line of credit	—	65
Proceeds from debt issuance	275	—
Redemption of notes	(281)	—
Redemption of convertible notes	(53)	—
Debt issuance costs	(4)	—
Term loan payments	(4)	(3)
Net change in debt	(67)	134
Repurchase of common stock	—	(100)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(67)	34
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	4	1
CHANGE IN CASH AND CASH EQUIVALENTS	(32)	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	315	108
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$283	$108
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions)
(Unaudited)

	Three months ended December 31, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at September 30, 2020	$105	$808	$736	$(573)	$(614)	$462	$33	$495
Comprehensive income	—	—	32	—	59	91	2	93
Equity based compensation expense	—	6	—	—	—	6	—	6
Vesting of equity based awards	1	(1)	—	—	—	—	—	—
Repurchase of convertible notes	—	(30)	—	—	—	(30)	—	(30)
Other equity adjustments	—	1	—	—	—	1	—	1
Ending Balance at December 31, 2020	$106	$784	$768	$(573)	$(555)	$530	$35	$565

	Three months ended December 31, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at September 30, 2019	$104	$803	$491	$(332)	$(681)	$385	$30	$415
Comprehensive income	—	—	39	—	26	65	2	67
Equity based compensation expense	—	3	—	—	—	3	—	3
Vesting of equity based awards	1	(1)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	(100)	—	(100)	—	(100)
Other equity adjustments	—	(1)	—	—	—	(1)	—	(1)
Ending Balance at December 31, 2019	$105	$804	$530	$(432)	$(655)	$352	$32	$384
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
Meritor, Inc. (the "company" or "Meritor"), headquartered in Troy, Michigan, is a premier global supplier of a broad range of integrated products, systems, modules and components to original equipment manufacturers ("OEMs") and the aftermarket for the commercial vehicle, transportation and industrial sectors. The company serves commercial truck, trailer, military, bus and coach, construction and other industrial OEMs and certain aftermarkets. The Condensed Consolidated Financial Statements are those of the company and its consolidated subsidiaries.
In the opinion of the company, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited Consolidated Financial Statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020. The Condensed Consolidated Balance Sheet data as of September 30, 2020 was derived from audited financial statements but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended December 31, 2020 are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30, and its fiscal quarters generally end on the Sundays nearest December 31, March 31 and June 30. The first quarter of fiscal years 2021 and 2020 ended on January 3, 2021 and December 29, 2019, respectively. Fiscal year 2020 ended on September 27, 2020. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and December 31 are used consistently throughout this report to represent the fiscal year end and first fiscal quarter end, respectively.
COVID-19 Pandemic Update
In March 2020, the World Health Organization declared a global health pandemic related to the outbreak of a novel coronavirus. The COVID-19 pandemic adversely affected the company's financial performance in the second, third and fourth quarters of fiscal year 2020, and could have an impact throughout fiscal year 2021. In response to the COVID-19 pandemic, government health officials have recommended and mandated precautions to mitigate the spread of the virus, including shelter-in-place orders, prohibitions on public gatherings and other similar measures. The company has been operating as an essential business in the U.S. All of the company's facilities were fully operational at the end of fiscal year 2020 and during the first quarter of fiscal year 2021. Most of the company’s salaried employees are primarily working remotely until further notice. There is uncertainty around the duration and breadth of the COVID-19 pandemic, as well as the impact it will have on the company's operations, supply chain and demand for its products. As a result, the ultimate impact on the company's business, financial condition and operating results cannot be reasonably estimated at this time.

2. Earnings per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted shares, restricted share units, performance share unit awards and convertible securities, if applicable.
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended December 31,
	2020	2019
Basic average common shares outstanding	72.2	78.2
Impact of restricted shares, restricted share units and performance share units	1.0	1.6
Impact of convertible notes	—	0.9
Diluted average common shares outstanding	73.2	80.7

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In November 2020, the Board of Directors approved a grant of 0.3 million performance share units to all executives eligible to participate in the long-term incentive plan. Each performance share unit represents the right to receive one share of common stock or its cash equivalent upon achievement of certain performance and time vesting criteria. The fair value of each performance share unit was $26.98, which was the company’s share price on the grant date of December 1, 2020. The Board of Directors also approved a grant of 0.3 million restricted share units to these executives. The restricted share units vest at the earlier of three years from the date of grant or upon termination of employment with the company under certain circumstances. The fair value of each restricted share unit was $26.98, which was the company's share price on the grant date of December 1, 2020.
The actual number of performance share units that will vest depends upon the company’s performance relative to the established performance metrics for the three-year performance period of October 1, 2020 to September 30, 2023, measured at the end of the performance period. The number of performance share units that vest will depend on adjusted EBITDA margin and adjusted diluted earnings per share from continuing operations which are each weighted at 50%. The number of performance share units that vest will be between 0% and 200% of the grant date amount of 0.3 million performance share units.
On December 1, 2020, in response to retention and attrition concerns resulting from the COVID-19 pandemic’s impact on the company’s incentive compensation plans, and to continue to incentivize executive performance in a difficult and uncertain environment, the Compensation Committee of the Board of Directors adjusted the threshold level of the performance metrics required to be achieved for payout for the fiscal 2019-2021 performance cycle. The target and maximum levels were not modified. The impact of this adjustment did not have a material impact on the company's Condensed Consolidated Financial Statements.

3. New Accounting Standards
Accounting standards implemented during fiscal year 2021
On October 1, 2020, the company implemented Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including accounts receivable. The ASU also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The guidance had an impact on the company's accounting policies and procedures related to calculation of allowance for doubtful accounts receivable but did not have a material impact on its Condensed Consolidated Financial Statements.
On October 1, 2020, the company implemented ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU add, modify, and eliminate certain disclosure requirements on fair value measurements in Topic 820. The guidance did not have a material impact on the company's Condensed Consolidated Financial Statements
Accounting standards to be implemented
The following represent the standards that may result in a significant change in practice and/or have a significant financial impact on the company.
In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for certain financial instruments with characteristics of debt and equity, including convertible instruments and contracts on an entity’s own equity. ASC 470-20 outlines five models to allocate the proceeds attributable to the issuance of a convertible debt instrument. This ASU removes from U.S. GAAP the separation models for convertible debt with a cash conversion feature (CCF) and convertible debt with a beneficial conversion feature (BCF). As a result of adopting this ASU, entities are not required to separately present in equity an embedded conversion feature in such debt. Instead, they should account for a convertible debt instrument wholly as debt. Applying the separation models in ASC 470-20 to convertible instruments with a CCF or BCF involves the recognition of a debt discount, which is amortized to interest expense. The elimination of CCF and BCF models will reduce reported interest expense and increase reported net income for convertible instruments issued within the scope of those models before the adoption of ASU 2020-06. The amendments in this ASU are required to be adopted by public business entities in fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but not

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

earlier than for a fiscal year beginning after December 15, 2020, including interim periods within those fiscal years. Entities are permitted to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The company is currently evaluating the potential impact of this guidance on its accounting policies and its Condensed Consolidated Financial Statements.

4. Revenue
Disaggregation of revenue

In the following tables, revenue is disaggregated for each of our operating segments by primary geographical market for the three months ended December 31, 2020 and 2019 (in millions).

	Three Months Ended December 31, 2020
Primary Geographical Market	Commercial Truck	Aftermarket and Industrial	Total
U.S.	$310	$170	$480
Canada	—	12	12
Mexico	36	5	41
Total North America	346	187	533
Sweden	77	—	77
Italy	53	5	58
United Kingdom	41	2	43
Other Europe	2	35	37
Total Europe	173	42	215
Brazil	56	—	56
China	30	—	30
India	33	—	33
Other Asia-Pacific	22	—	22
Total sales	$660	$229	$889

	Three Months Ended December 31, 2019 (1)
Primary Geographical Market	Commercial Truck	Aftermarket and Industrial	Total
U.S.	$328	$206	$534
Canada	—	14	14
Mexico	39	5	44
Total North America	367	225	592
Sweden	62	—	62
Italy	45	4	49
United Kingdom	33	2	35
Other Europe	1	37	38
Total Europe	141	43	184
Brazil	53	1	54
China	34	—	34
India	22	1	23
Other Asia-Pacific	14	—	14
Total sales	$631	$270	$901
(1) Amounts for the three months ended December 31, 2019 have been recast to reflect reportable segment changes.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2020 and September 30, 2020, Trade receivables, net, which are included in Receivables, trade and other, net, on the Condensed Consolidated Balance Sheet, were $439 million and $421 million, respectively.

For the three months ended December 31, 2020 and December 31, 2019, the company had no material bad-debt expense. There were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of December 31, 2020 and September 30, 2020.

5. Restructuring Costs
Restructuring reserves, primarily related to unpaid employee termination benefits, were $10 million each at December 31, 2020 and September 30, 2020. Restructuring costs are recorded within Other operating expense, net within the Condensed Consolidated Statement of Operations. The changes in restructuring reserves for the three months ended December 31, 2020 and 2019 are as follows (in millions):

Total
Balance at September 30, 2020	$10
Activity during the period:
Charges	6
Cash payments	(4)
Other	(2)
Total restructuring reserves at December 31, 2020	10
Less: non-current restructuring reserves	—
Restructuring reserves – current, at December 31, 2020	$10

Balance at September 30, 2019	$8
Activity during the period:
Charges	5
Cash payments	(7)
Other	(1)
Total restructuring reserves at December 31, 2019	5
Less: non-current restructuring reserves	—
Restructuring reserves – current, at December 31, 2019	$5

Global Restructuring Programs Fiscal Year 2021: On November 11, 2020, the company approved a restructuring plan to close three U.S. manufacturing plants and one European administration office in its Aftermarket and Industrial segment and consolidate their operations into existing facilities. The site closures include:

• Chicago, Illinois
• Livermore, California
• Livonia, Michigan
• Zurich, Switzerland

The closures impact approximately 150 hourly and salaried workers. These restructuring plans are intended to optimize the company’s manufacturing footprint, reduce costs and increase efficiencies. With this restructuring plan, the company expects to incur approximately $19 million in restructuring charges in the Aftermarket and Industrial segment, consisting of an impact on long-lived assets of $9 million, severance related costs of $5 million and other associated costs of $5 million. During the first quarter of fiscal year 2021, the company incurred $5 million in restructuring costs related to this plan. Restructuring actions associated with this plan are expected to be substantially complete by the end of 2021.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Global Restructuring Program Fiscal Year 2020: On June 2, 2020, the company approved and began executing a restructuring plan to reduce labor costs and align with current market forecasts. Under this plan, the company currently expects to incur approximately $15 million in employee severance costs that affects approximately eight percent of its global salaried positions, and will eliminate certain hourly roles. During fiscal year 2020, the company incurred $10 million in restructuring costs related to this plan of which $7 million was in the Commercial Truck segment and $3 million related to the Aftermarket and Industrial segment. During the first quarter of fiscal year 2021, the company incurred $1 million in restructuring costs related to this plan in the Commercial Truck segment. Restructuring actions associated with this plan are expected to be substantially complete by the end of fiscal year 2021.

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

For the three months ended December 31, 2020, and December 31, 2019 the company's effective tax rate was favorably impacted by approximately $13 million and $3 million, respectively, of net pre-tax income in tax jurisdictions in which tax expense (benefit) is not recorded.

7. Accounts Receivable Factoring and Securitization
The company has a U.S. accounts receivable securitization facility with PNC Bank and participates in various accounts receivable factoring programs, primarily with Nordea Bank for trade receivables from AB Volvo, as follows:

	Current Expiration	Total Facility Size as of 12/31/20		Utilized as of 12/31/20		Utilized as of 9/30/20
		EUR	USD	EUR	USD	EUR	USD
On-balance sheet arrangement
Committed U.S. accounts receivable securitization (1)	December 2022	N/A	$95	N/A	$4	N/A	$3
Total on-balance sheet arrangement: (1)		N/A	$95	N/A	$4	N/A	$3
Off-balance sheet arrangements
Committed Swedish factoring facility (2)(3)	March 2024	€155	$189	€130	$158	€86	$100
Committed U.S. factoring facility (2)	February 2023	N/A	75	N/A	47	N/A	30
Uncommitted U.K. factoring facility	February 2022	25	31	2	2	1	1
Uncommitted Italy factoring facility	June 2022	30	37	23	28	8	9
Other uncommitted factoring facilities (4)	None	N/A	N/A	16	20	12	14
Total off-balance sheet arrangements		€210	$332	€171	$255	€107	$154
(1) Availability subject to adequate eligible accounts receivable available for sale. The utilized amount includes $4 million of letters of credit as of December 31, 2020 and $3 million as of September 30, 2020.
(2) Actual amounts may exceed the bank's commitment at the bank's discretion.
(3) The facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through June 22, 2021.
(4) There is no explicit facility size under the agreement, but the counterparty approves the purchase of receivable tranches at its discretion.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Off-balance sheet arrangements
Total costs associated with all of the off-balance sheet arrangements described above were $1 million each for the three months ended December 31, 2020 and December 31, 2019, and are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

8. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	December 31, 2020	September 30, 2020
Finished goods	$126	$119
Work in process	45	38
Raw materials, parts and supplies	302	278
Total	$473	$435

9. Net Property
     Net property is summarized as follows (in millions):

	December 31, 2020	September 30, 2020
Property at cost:
Land and land improvements	$33	$32
Buildings	240	228
Machinery and equipment	1,053	1,002
Company-owned tooling	158	151
Construction in progress	44	63
Total	1,528	1,476
Less: accumulated depreciation	(1,008)	(961)
Net property	$520	$515

10. Other Assets
Other assets are summarized as follows (in millions):

	December 31, 2020	September 30, 2020
Prepaid pension costs	$196	$179
Deferred income tax assets	30	30
Investments in non-consolidated joint ventures	119	107
Other	266	269
Other assets	$611	$585

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	December 31, 2020	September 30, 2020
Compensation and benefits	$85	$91
Product warranties	20	19
Other	146	154
Other current liabilities	$251	$264

Compensation and benefits includes the current portion of pension and retiree medical liability, accrued incentive compensation, salary and wages and accrued vacation, holiday and sick leave pay.
A summary of the changes in product warranties is as follows (in millions):

	Three Months Ended December 31,
	2020	2019
Total product warranties – beginning of period	$54	$50
Accruals for product warranties	6	3
Payments	(4)	(7)
Change in estimates and other	1	—
Total product warranties – end of period	57	46
Less: non-current product warranties	(37)	(29)
Product warranties – current	$20	$17

12. Other Liabilities
Other liabilities are summarized as follows (in millions):

	December 31, 2020	September 30, 2020
Asbestos-related liabilities (see Note 16)	$65	$67
Liabilities for uncertain tax positions	75	73
Product warranties (see Note 11)	37	35
Other	101	104
Other liabilities	$278	$279

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Long-Term Debt
Long-Term debt, net of discounts where applicable, is summarized as follows (in millions):

	December 31, 2020	September 30, 2020
3.25 percent convertible notes due 2037	$320	$320
7.875 percent convertible notes due 2026	—	23
4.50 percent notes due 2028	270	—
6.25 percent notes due 2025	295	295
6.25 percent notes due 2024	174	446
Term loan due 2024	161	166
Finance lease obligation	11	6
Unamortized discount on convertible notes	(27)	(29)
Subtotal	1,204	1,227
Less: current maturities	(15)	(39)
Long-term debt	$1,189	$1,188

Repurchase of 7.875 Percent Convertible Notes
On October 16, 2020, the company issued a notice of redemption for all of the $23 million aggregate principal amount outstanding of its 7.875 percent senior convertible notes due 2026 (the "7.875 Percent Convertible Notes"). As a result of the issuance of the notice of redemption, the 7.875 Percent Convertible Notes were convertible at any time prior to the close of business on November 30, 2020 at a rate of 83.3333 shares of common stock per $1,000 original principal amount of the 7.875 Percent Convertible Notes. All remaining outstanding 7.875 Percent Convertible Notes were surrendered in November 2020 for conversion and were settled in cash up to the accreted principal amount of the 7.875 Percent Convertible Notes and also settled in cash for the remainder of the conversion obligation in excess of the accreted principal amount, in accordance with the provisions of the indenture that governed the 7.875 Percent Convertible Notes. The conversion of the 7.875 Percent Convertible Notes was settled for $53 million, of which $23 million represented principal repayment and $30 million represented the payment of conversion in excess of the accreted principal. There was no loss on extinguishment. As of December 31, 2020, the 7.875 Percent Convertible Notes were fully redeemed. The 7.875 Percent Convertible Notes were classified as current as of September 30, 2020.
Repurchase of 6.25 Percent Notes due 2024
On December 16, 2020, the company redeemed $275 million of the outstanding $450 million aggregate principal amount of its 6.25 percent notes due 2024 (the "6.25 Percent Notes due 2024") for an aggregate purchase price of $287 million (including accrued interest of $6 million). The redemption price was equal to 102.083% of the principal amount of the 6.25 Percent Notes due 2024 redeemed, plus accrued and unpaid interest, thereon up to but excluding the redemption date of December 16, 2020. These redemptions were accounted for as an extinguishment of debt, and accordingly the company recognized a loss on debt extinguishment of $8 million. The loss on extinguishment is recorded in the Condensed Consolidated Statement of Operations within Interest expense, net. As of December 31, 2020, $175 million principal amount of the 6.25 Percent Notes due 2024 remained outstanding.
4.50 Percent Notes due 2028
On December 1, 2020, the company completed the offering and sale of $275 million aggregate principal amount of its 4.50% notes due 2028 (the "4.50 Percent Notes"), including related guarantees by the subsidiaries of the company who from time to time guarantee the company’s senior secured revolving credit facility as it may be amended, extended, replaced or refinanced, or any subsequent credit facility, to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to non-U.S. persons in offshore transactions outside the United States in reliance on Regulation S under the Securities Act in a private placement exempt from the registration requirements of the Securities Act.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The net proceeds to the company from the sale of the 4.50 Percent Notes, after deducting estimated offering expenses payable by the company were approximately $270 million. The company used the net proceeds from the offering, together with cash on hand, to redeem approximately $275 million of the outstanding $450 million aggregate principal amount of its 6.25 Percent Notes due 2024, as described above.

The 4.50 Percent Notes will mature on December 15, 2028 and bear interest at a fixed rate of 4.500% per annum. The company will pay interest on the 4.50 Percent Notes from December 1, 2020 semi-annually, in arrears, on June 15 and December 15 of each year, beginning June 15, 2021. The 4.50 Percent Notes constitute senior unsecured obligations of the company and rank equally in right of payment with its existing and future senior unsecured indebtedness, and effectively junior to its existing and future secured indebtedness to the extent of the security therefor.

The 4.50 Percent Notes provide that, prior to December 15, 2023, the company may redeem, at its option, from time to time, the 4.50 Percent Notes, in whole or in part, at a redemption price equal to the sum of (i) 100% of the principal amount of the 4.50 Percent Notes to be redeemed, plus (ii) the applicable premium as of the redemption date on the 4.50 Percent Notes to be redeemed, plus (iii) accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the right of holders of record on the relevant regular record date to receive interest due on an interest payment date that is on or prior to the redemption date) on the 4.50 Percent Notes to be redeemed.

The 4.50 Percent Notes provide that, on or after December 15, 2023, the company may redeem, at its option, from time to time, the 4.50 Percent Notes, in whole or in part, at the redemption prices (expressed as percentages of the principal amount of the 4.50 Percent Notes to be redeemed) set forth below, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the right of holders of record on the relevant regular record date to receive interest due on an interest payment date that is on or prior to the redemption date) on the 4.50 Percent Notes to be redeemed, if redeemed during the 12-month period beginning on December 15 of the years indicated below:

Year	Redemption Price
2023	102.250%
2024	101.125%
2025 and thereafter	100.000%

The 4.50 Percent Notes also provide that, prior to December 15, 2023, the company may redeem, at its option, from time to time, up to 35% of the aggregate principal amount of the 4.50 Percent Notes with the net cash proceeds of one or more public sales of the company’s common stock at a redemption price equal to 104.500% of the principal amount of the 4.50 Percent Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the right of holders of record on the relevant regular record date to receive interest due on an interest payment date that is on or prior to the redemption date) on the 4.50 Percent Notes to be redeemed so long as at least 65% of the aggregate principal amount of the 4.50 Percent Notes remains outstanding after each such redemption and notice of any such redemption is mailed within 90 days of any such sale of common stock.

If a change of control (as defined in the ninth supplemental indenture under which the 4.50 Percent Notes were issued) occurs, unless the company has exercised its right to redeem the 4.50 Percent Notes, each holder of the 4.50 Percent Notes may require the company to repurchase some or all of such holder’s 4.50 Percent Notes at a purchase price equal to 101% of the principal amount of the 4.50 Percent Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the repurchase date (subject to the right of holders of record on the relevant regular record date to receive interest due on an interest payment date that is on or prior to the repurchase date) on the 4.50 Percent Notes to be repurchased.

Revolving Credit Facility
On November 9, 2020, the company's senior secured revolving credit facility was increased by $60 million to $685 million through the addition of a new lender.
At December 31, 2020 and September 30, 2020, there were no borrowings outstanding under the senior secured revolving credit facility. The senior secured revolving credit facility includes $100 million of availability for the issuance of letters of credit. At December 31, 2020 and September 30, 2020, there were no letters of credit outstanding under the senior secured revolving credit facility.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Debt Securities
In November 2020, the company filed a shelf registration statement with the SEC registering an indeterminate amount of debt and/or equity securities that the company may offer in one or more offerings on terms to be determined at the time of sale. The November 2020 shelf registration statement superseded and replaced the company's shelf registration statement filed in December 2017.
Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million per bank. As of December 31, 2020 and September 30, 2020, the company had $21 million and $16 million, respectively, outstanding under this program at more than one bank.

14. Financial Instruments
Fair values of financial instruments are summarized as follows (in millions):

	December 31, 2020		September 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$283	$283	$315	$315
Short-term debt	15	15	39	58
Long-term debt	1,189	1,311	1,188	1,259
Foreign currency option contracts (other assets)	—	—	1	1
Foreign exchange forward contracts (other assets)	2	2	—	—
Foreign exchange forward contracts (other liabilities)	1	1	1	1

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	December 31, 2020			September 30, 2020
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Assets
Foreign currency option contracts	—	—	—	1	—	1
Foreign exchange forward contracts	2	—	2	—	—	—
Derivative Liabilities
Foreign exchange forward contracts	1	—	1	1	—	1

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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Fair value of financial instruments by the valuation hierarchy at December 31, 2020 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$283	$—	$—
Short-term debt	—	—	15
Long-term debt	—	1,159	152
Foreign exchange forward contracts (other assets)	—	2	—
Foreign exchange forward contracts (other liabilities)	—	1	—

Fair value of financial instruments by the valuation hierarchy at September 30, 2020 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$315	$—	$—
Short-term debt	—	43	15
Long-term debt	—	1,103	156
Foreign exchange forward contracts (other liabilities)	—	1	—
Foreign currency option contracts (other assets)	—	1	—

No transfers of assets between any of the Levels occurred during the three months ended December 31, 2020 and 2019.
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
Foreign exchange forward contracts — The company uses foreign exchange forward purchase and sale contracts with terms of 18 months or less to hedge its exposure to changes in foreign currency exchange rates. As of December 31, 2020 and September 30, 2020, the notional amount of the company's foreign exchange contracts outstanding under its foreign currency cash flow hedging program was $48 million and $65 million, respectively. The fair value of foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. For derivative instruments that are designated and qualify as cash flow hedges, changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Income (Loss) in the statement of shareholders’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings.
Foreign currency option contracts — The company uses option contracts to mitigate foreign exchange exposure on expected future foreign currency-denominated purchases. As of December 31, 2020 and September 30, 2020, the notional amount of the company's foreign exchange contracts outstanding was $30 million and $39 million, respectively. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the Condensed Consolidated Statement of Operations.
The company uses option contracts to mitigate the risk of volatility in the translation of foreign currency earnings to U.S. dollars. As of December 31, 2020 and September 30, 2020, the notional amount of the company's option contracts outstanding

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

was $19 million and $24 million, respectively. These option contracts did not qualify for a hedge accounting election. Changes in fair value associated with these contracts are recorded in the Condensed Consolidated Statement of Operations in other income, net.
The fair value of foreign currency option contracts is based on third-party proprietary models, which incorporate inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates and time utilizing market instruments with similar quality and maturity characteristics.
Cross-currency swap contracts — The company has utilized cross-currency swap contracts to hedge a portion of its net investment in a foreign subsidiary against volatility in foreign exchange rates. These derivative instruments are designated and qualify as hedges of net investments in foreign operations using the spot method to assess effectiveness. Changes in fair values of the instruments are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss) in the Condensed Consolidated Statement of Comprehensive Income (Loss), to offset the changes in the values of the net investments being hedged.
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

15. Retirement Benefit Liabilities
Retirement benefit liabilities consisted of the following (in millions):

	December 31, 2020	September 30, 2020
Retiree medical liability	$52	$52
Pension liability	129	139
Other	18	17
Subtotal	199	208
Less: current portion (included in compensation and benefits, Note 11)	(12)	(12)
Retirement benefits	$187	$196

The components of net periodic pension and retiree medical income included in continuing operations for the three months ended December 31 are as follows (in millions):

	2020		2019
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$(9)	$—	$(11)	$—
Assumed return on plan assets	24	—	24	—
Amortization of prior service benefit	—	9	—	9
Recognized actuarial loss	(8)	(3)	(8)	(4)
Total income	$7	$6	$5	$5
For the three months ended December 31, 2020 and 2019, the non-service cost components of the net periodic pension and Other Post-Employment Benefits ("OPEB") income were $13 million and $10 million, respectively, and are presented in Other income, net.

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
The company has been designated as a potentially responsible party at ten Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Superfund is a United States federal government program designed to fund the cleanup of sites contaminated with hazardous substances and pollutants. Management estimates the total reasonably possible costs the company could incur for the remediation of the ten Superfund sites at December 31, 2020 to be approximately $23 million, of which $11 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.
In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at December 31, 2020 to be approximately $13 million, of which $4 million is probable and recorded as a liability.
Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 0 to 1.50 percent and is approximately $13 million at December 31, 2020. The undiscounted estimate of these costs is approximately $15 million.
The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning Balance at September 30, 2020	$11	$5	$16
Payments and other	(1)	(1)	(2)
Accruals	1	—	1
Ending Balance at December 31, 2020	$11	$4	$15

Environmental reserves are included in Other Current Liabilities (see Note 11) and Other Liabilities (see Note 12) in the Condensed Consolidated Balance Sheet.
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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2016, the company was served with several complaints filed against the company and other defendants in the United States District Court for the Northern District of Mississippi. The complaints were amended in July 2016. These complaints alleged damages, including diminution of property value, concealment/fraud and emotional distress resulting from alleged environmental pollution in and around a neighborhood in Grenada, Mississippi. Rockwell owned and operated a facility near the neighborhood from 1965 to 1985. The company filed answers to the complaints in July 2016. In April, May and July 2018, the company was served with additional property damage, personal injury and wrongful death lawsuits naming the company and others as defendants, which were brought by current and former residents of the same neighborhood. In May 2017, the company was served with a complaint filed against the company and other defendants by the Mississippi Attorney General in the Chancery Court of Grenada County, Mississippi. The complaint alleged that operations at the above-referenced Grenada facility caused contamination of off-site groundwater and surface waters. Subsequently, the company removed this action to the United States District Court for the Northern District of Mississippi. However, plaintiffs’ motion to remand the case to the Chancery Court was granted in March 2018, where the proceeding is still pending. The company entered into settlement negotiations with the plaintiffs in the property damage, personal injury and wrongful death lawsuits and recorded an accrual in the second quarter of fiscal year 2019. The company resolved all of property damage, personal injury and wrongful death lawsuits in the first quarter of fiscal year 2021.
Asbestos
    Rockwell International Corporation ("Rockwell") — ArvinMeritor, Inc. ("AM"), a predecessor of Meritor, along with many other companies, has been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. There were approximately 1,200 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants at December 31, 2020 and September 30, 2020.
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

Pending and Future Claims: The company engaged a third-party advisor with extensive experience in assessing asbestos-related liabilities to conduct a study to estimate its potential undiscounted liability for pending and future asbestos-related claims as of September 30, 2020. Management continuously monitors the underlying claims data and experience for the purpose of assessing the appropriateness of the assumptions used to estimate the liability.

As of September 30, 2020, the best estimate of the company's obligation for asbestos-related claims over the next 38 years was $78 million. The company recognized a liability for pending and future claims over the next 38 years of $76 million as of December 31, 2020 and $78 million as of September 30, 2020. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.

Recoveries: AM has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. The insurance receivables for Rockwell asbestos-related liabilities totaled $60 million and $62 million as of December 31, 2020 and September 30, 2020, respectively.

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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Indemnification
The company has provided indemnities in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos, labor and employment-related matters, and the periods of indemnification vary in duration.
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

17. Shareholders' Equity
There were no dividends declared or paid in the first quarter of fiscal years 2021 and 2020. The payment of cash dividends and the amount of any dividend are subject to review and change at the discretion of the company's Board of Directors.
Common Stock and Debt Repurchase Authorizations
On November 7, 2019, the Board of Directors authorized the repurchase of up to $325 million of the company's common stock, which was an increase from the prior $250 million authorization approved on July 26, 2019. Repurchases can be made from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. As of the end of fiscal year 2020, the company had repurchased 11.8 million shares of common stock for $266 million (including commission costs) pursuant to this authorization. There were no repurchases in the first quarter of fiscal year 2021. As of December 31, 2020, the amount remaining available for repurchases under this common stock repurchase authorization was $59 million. On March 25, 2020, the company suspended activity under its share repurchase program as a result of uncertainties in the global economy due to the COVID-19 pandemic.
On November 2, 2018, the Board of Directors authorized the repurchase of up to $200 million of the company's common stock and up to $100 million aggregate principal amount of any of the company's debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company's debt covenants. The remaining authority under the common stock repurchase authorization was superseded by the July 2019 authorization described above. As of December 31, 2020 and September 30, 2020, the amount remaining available for repurchase under this debt repurchase authorization was $76 million.
In November 2020, we filed a shelf registration statement with the Securities and Exchange Commission ("SEC"), registering an indeterminate amount of debt and/or equity securities that we may offer in one or more offerings on terms to be determined at the time of sale.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Other Comprehensive Loss ("AOCL")
The components of AOCL and the changes in AOCL by components, net of tax, for the three months ended December 31, 2020 and December 31, 2019 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2020	$(129)	$(483)	$(2)	$(614)
Other comprehensive income before reclassification	55	1	1	57
Amounts reclassified from accumulated other comprehensive loss	—	2	—	2
Net current-period other comprehensive income	55	3	1	59
Balance at December 31, 2020	$(74)	$(480)	$(1)	$(555)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(9)	(a)
Actuarial losses	11	(a)
	2	Total before tax
	—	Tax benefit
Total reclassifications for the period	$2	Net of tax
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 15 for additional details), which is recorded in other income (expense), net.

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2019	$(107)	$(572)	$(2)	$(681)
Other comprehensive income before reclassification	21	—	—	21
Amounts reclassified from accumulated other comprehensive loss	—	3	2	5
Net current-period other comprehensive income	$21	$3	$2	$26
Balance at December 31, 2019	$(86)	$(569)	$—	$(655)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(9)	(b)
Actuarial losses	12	(b)
	3	Total before tax
	—	Tax benefit
Total reclassifications for the period	$3	Net of tax
(b) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 15 for additional details), which is recorded in other income (expense), net.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18. Business Segment Information
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
The company has two reportable segments at December 31, 2020, as follows:
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
Segment information is summarized as follows (in millions):

	Commercial Truck	Aftermarket and Industrial	Eliminations	Total
Three Months Ended December 31, 2020
External Sales	$660	$229	$—	$889
Intersegment Sales	31	5	(36)	—
Total Sales	$691	$234	$(36)	$889
Three Months Ended December 31, 2019 (1)
External Sales	$631	$270	$—	$901
Intersegment Sales	32	5	(37)	—
Total Sales	$663	$275	$(37)	$901
(1) Amounts for the three months ended December 31, 2019 have been recast to reflect reportable segment changes.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 31,
	2020	2019 (2)
Segment adjusted EBITDA:
Commercial Truck	$63	$57
Aftermarket and Industrial	35	39
Segment adjusted EBITDA	98	96
Unallocated legacy and corporate expense, net (1)	4	2
Interest expense, net	(28)	(14)
Provision for income taxes	(7)	(13)
Depreciation and amortization	(27)	(24)
Noncontrolling interests	(1)	(2)
Loss on sale of receivables	(1)	(1)
Restructuring	(6)	(5)
Income from continuing operations attributable to Meritor, Inc.	$32	$39
(1)    Unallocated legacy and corporate income (expense), net represents items that are not directly related to the company's business segments. These items primarily include asbestos-related charges and settlements, pension and retiree medical costs associated with sold businesses, and other legacy costs for environmental and product liability.
(2) Amounts for the three months ended December 31, 2019 have been recast to reflect reportable segment changes.

	December 31, 2020	September 30, 2020
Segment Assets:
Commercial Truck	$1,836	$1,666
Aftermarket and Industrial	652	658
Total segment assets	2,488	2,324
Corporate (1)	697	714
Less: Accounts receivable sold under off-balance sheet factoring programs (2)	(255)	(154)
Total assets	$2,930	$2,884
(1) Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.
(2) At December 31, 2020 and September 30, 2020, segment assets include $255 million and $154 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 7). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

MERITOR, INC.
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
OVERVIEW
Meritor, Inc. (the "company," "our," "we" or "Meritor"), headquartered in Troy, Michigan, is a premier global supplier of a broad range of integrated products, systems, modules and components to original equipment manufacturers ("OEMs") and the aftermarket for the commercial vehicle, transportation and industrial sectors. The company serves commercial truck, trailer, military, bus and coach, construction, and other industrial OEMs and certain aftermarkets. Meritor common stock is traded on the New York Stock Exchange under the ticker symbol MTOR.
COVID-19 Pandemic Update
In March 2020 the World Health Organization declared a global health pandemic related to the outbreak of a novel coronavirus. The COVID-19 pandemic adversely affected our financial performance in the second, third and fourth quarters of fiscal year 2020, and could have an impact throughout fiscal year 2021. In response to the COVID-19 pandemic, government health officials have recommended and mandated precautions to mitigate the spread of the virus, including shelter-in-place orders, prohibitions on public gatherings and other similar measures. The company has been operating as an essential business in the U.S. All of our facilities were fully operational at the end of fiscal year 2020 and during the first quarter of fiscal year 2021. Our salaried employees are primarily working remotely until further notice. There is uncertainty around the duration and breadth of the COVID-19 pandemic, as well as the impact it will have on our operations, supply chain and demand for our products. As a result, the ultimate impact on our business, financial condition and operating results cannot be reasonably estimated at this time.

Employee Health and Safety

In fiscal year 2020, we established and executed a “Safe Start” plan for the reopening of plants, test labs, distribution centers and administrative facilities. We intend to operate under the plan's enhanced safety guidelines for the foreseeable future. To ensure consistent application and compliance with the plan's safety protocols, in fiscal year 2020 we expanded the role of our Vice President and General Auditor to include responsibilities as Chief Safety Compliance Officer.
Operations

We have complied with various shelter-in-place and similar government orders in various locations around the world, as applicable. The impact of the COVID-19 pandemic led to suspended production in most of our global commercial truck manufacturing facilities during the second and third quarters of fiscal 2020. All of our facilities were fully operational by the end of fiscal year 2020 and during the first quarter of fiscal year 2021.

As we serve the transportation, industrial and defense industries, we continue to support customers who are actively engaged in the COVID-19 pandemic response. As the COVID-19 situation evolves, we will continue to monitor government and other mandates to understand the potential impact on our operations.

1st Quarter Fiscal Year 2021 Results
Our sales for the first quarter of fiscal year 2021 were $889 million, compared to $901 million in the same period in the prior fiscal year, a decrease of one percent year over year. The decrease in sales was driven primarily by the impact from the termination of the WABCO distribution arrangement, which occurred in the second quarter of fiscal year 2020, largely offset by higher truck production.
Net income attributable to Meritor for the first quarter of fiscal year 2021 was $32 million compared to $39 million in the same period in the prior fiscal year. Lower net income year over year was driven primarily by higher interest expense, which included $8 million of debt extinguishment costs incurred in the first quarter of fiscal year 2021, partially offset by cost reduction actions executed in the second half of fiscal year 2020.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the first quarter of fiscal year 2021 was $102 million compared to $98 million in the same period in the prior fiscal year. Our adjusted EBITDA margin (see Non-GAAP Financial Measures below) in the first quarter of fiscal year 2021 was 11.5 percent compared to 10.9 percent in the same period in the prior fiscal year. The increase in adjusted EBITDA and adjusted EBITDA margin year over year was driven primarily by cost reduction actions executed in the second half of the prior fiscal year which more than offset the impact of lower sales.
Net income from continuing operations attributable to the company for the first quarter of fiscal year 2021 was $32 million compared to $39 million in the same period in the prior fiscal year. Adjusted income from continuing operations attributable to

MERITOR, INC.
the company (see Non-GAAP Financial Measures below) for the first quarter of fiscal year 2021 was $44 million compared to $52 million in the same period in the prior fiscal year.
Cash provided by operating activities was $44 million in the first quarter of fiscal year 2021 compared to cash used for operating activities of $19 million in the first quarter of fiscal year 2020. The increase in operating cash flow year over year was driven primarily by the impact of accounts receivable factoring as a result of higher balances available under our factoring programs, as well as lower incentive compensation payments.
Capital Markets Transactions
During the first quarter of fiscal year 2021, we issued $275 million of 4.50 Percent Notes. Net proceeds from the offering of the 4.50 Percent Notes, as well as cash on hand, were used to repay $275 million of the outstanding $450 million aggregate principal amount of our 6.25 Percent Notes due 2024. The redemption price was equal to 102.083% of the principal amount of the 6.25% Notes due 2024 redeemed, plus accrued and unpaid interest. These redemptions were accounted for as an extinguishment of debt, and we recognized a loss on debt extinguishment of $8 million. As of December 31, 2020, $175 million aggregate principal remained outstanding of the 6.25% Notes due 2024.
During the first quarter of fiscal year 2021, we issued a notice of redemption for all of the outstanding $23 million aggregate principal amount outstanding of our 7.875 Percent Convertible Notes. All remaining outstanding 7.875 Percent Convertible Notes were surrendered in November 2020 for conversion and were settled in cash up to the accreted principal amount and the remainder of the conversion obligation. The conversion of the 7.875 Percent Convertible Notes was settled for $53 million, of which $23 million represented principal repayment and $30 million represented the payment of conversion in excess of the accreted principal. There was no loss on extinguishment. As of December 31, 2020, the 7.875 Percent Convertible notes were fully redeemed.
Trends and Uncertainties
     Industry Production Volumes
The following table reflects estimated on-highway commercial truck production volumes for selected original equipment markets for the three months ended December 31, 2020 and 2019 based on available sources and management’s estimates.

	Three Months Ended December 31,		Percent
	2020	2019	Change
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	65	69	(6)%
North America, Medium-Duty Trucks	62	60	3%
North America, Trailers	55	80	(31)%
Western Europe, Heavy- and Medium-Duty Trucks	114	109	5%
South America, Heavy- and Medium-Duty Trucks	33	30	10%
India, Heavy- and Medium-Duty Trucks	65	48	35%

North America:
During fiscal year 2021, we expect Heavy-Duty Truck production volumes to significantly increase from the levels experienced in fiscal year 2020.

Western Europe:
During fiscal year 2021, we expect production volumes in Western Europe to increase from the levels experienced in fiscal year 2020.

South America:
During fiscal year 2021, we expect production volumes to significantly increase from the levels experienced in fiscal year 2020.

China:
During fiscal year 2021, we expect production volumes to decrease from the levels experienced in fiscal year 2020.

MERITOR, INC.
India:
During fiscal year 2021, we expect production volumes to significantly increase from the levels experienced in fiscal year 2020.

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

MERITOR, INC.
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

	Three Months Ended December 31,
	2020	2019
Income from continuing operations attributable to the company	$32	$39
Restructuring	6	5
Non-cash tax expense (1)	1	9
Loss on debt extinguishment	8	—
Income tax benefit (2)	(3)	(1)
Adjusted income from continuing operations attributable to the company	$44	$52

Diluted earnings per share from continuing operations	$0.44	$0.48
Impact of adjustments on diluted earnings per share	0.16	0.16
Adjusted diluted earnings per share from continuing operations	$0.60	$0.64
(1) Represents tax expense related to the use of deferred tax assets in jurisdictions with net operating loss carry forwards or tax credits.
(2) Amount for the three months ended December 31, 2020 includes $2 million related to the loss on debt extinguishment and $1 million of income tax benefits related to restructuring. Amount for the three months ended December 31, 2019 includes $1 million of income tax benefits related to restructuring.

Free cash flow is reconciled to cash provided by (used for) operating activities below (in millions).

	Three Months Ended December 31,
	2020	2019
Cash provided by (used for) operating activities	$44	$(19)
Capital expenditures	(10)	(16)
Free cash flow	$34	$(35)

Free cash flow conversion (1)	77%	N/A
(1) Represents free cash flow divided by adjusted income from continuing operations.

MERITOR, INC.

Adjusted EBITDA and segment adjusted EBITDA are reconciled to net income (loss) attributable to Meritor, Inc. below (dollars in millions).

	Three Months Ended December 31,
	2020	2019
Net income attributable to Meritor, Inc.	$32	$39
Income from discontinued operations, net of tax, attributable to Meritor, Inc.	—	—
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$32	$39

Interest expense, net	28	14
Provision for income taxes	7	13
Depreciation and amortization	27	24
Noncontrolling interests	1	2
Loss on sale of receivables	1	1
Restructuring	6	5
Adjusted EBITDA	$102	$98

Adjusted EBITDA margin (1)	11.5%	10.9%

Unallocated legacy and corporate expense (income), net (2)	(4)	(2)
Segment adjusted EBITDA	$98	$96

Commercial Truck (3)
Segment adjusted EBITDA	$63	$57
Segment adjusted EBITDA margin (4)	9.1%	8.6%

Aftermarket and Industrial (3)
Segment adjusted EBITDA	$35	$39
Segment adjusted EBITDA margin (4)	15.0%	14.2%
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
(3) Amounts for the three months ended December 31, 2019 have been recast to reflect reportable segment changes.
(4) Segment adjusted EBITDA margin equals segment adjusted EBITDA divided by consolidated sales from continuing operations, either in the aggregate or by segment as applicable.

MERITOR, INC.
Results of Operations
Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

   Sales
The following table reflects total company and business segment sales for the three months ended December 31, 2020 and 2019 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Three Months Ended December 31,				Dollar Change Due To
	2020	2019 (1)	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck
North America	$346	$367	$(21)	(6)%	$—	$(21)
Europe	173	141	32	23%	14	18
South America	56	53	3	6%	(19)	22
China	30	34	(4)	(12)%	2	(6)
India	33	22	11	50%	(1)	12
Other	22	14	8	57%	1	7
Total External Sales	$660	$631	$29	5%	$(3)	$32
Intersegment Sales	31	32	(1)	(3)%	2	(3)
Total Sales	$691	$663	$28	4%	$(1)	$29

Aftermarket and Industrial
North America	$187	$225	$(38)	(17)%	$—	$(38)
Europe	42	43	(1)	(2)%	3	(4)
Other	—	2	(2)	N/A	—	(2)
Total External Sales	$229	$270	$(41)	(15)%	$3	$(44)
Intersegment Sales	5	5	—	—%	2	(2)
Total Sales	$234	$275	$(41)	(15)%	$5	$(46)

Total External Sales	$889	$901	$(12)	(1)%	$—	$(12)
(1) Amounts for the three months December 31, 2019 have been recast to reflect reportable segment changes.
Commercial Truck sales were $691 million in the first quarter of fiscal year 2021, up 4 percent compared to the first quarter of fiscal year 2020. The increase in sales in the first quarter of fiscal year 2021 was primarily due to slightly higher market volumes in Europe and India.

Aftermarket and Industrial sales were $234 million in the first quarter of fiscal year 2021, down 15 percent compared to the first quarter of fiscal year 2020. The decrease in sales in the first quarter of fiscal year 2021 was primarily due to the impact from the termination of the WABCO distribution arrangement.

MERITOR, INC.

	Three Months Ended December 31,
	2020	2019	Dollar Change	% Change
Sales	$889	$901	$(12)	(1)%
Cost of sales	(774)	(774)	—	—%
GROSS PROFIT	115	127	(12)	(9)%
Selling, general and administrative	(65)	(70)	(5)	(7)%
Other operating expense, net	(7)	(5)	2	40%
Other income, net	14	10	4	40%
Equity in earnings of affiliates	11	6	5	83%
Interest expense, net	(28)	(14)	14	100%
INCOME BEFORE INCOME TAXES	40	54	(14)	(26)%
Provision for income taxes	(7)	(13)	(6)	(46)%
INCOME FROM CONTINUING OPERATIONS	33	41	(8)	(20)%
NET INCOME	33	41	(8)	(20)%
Less: Net income attributable to noncontrolling interests	(1)	(2)	(1)	50%
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$32	$39	$(7)	(18)%

Cost of Sales and Gross Profit
Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for each of the three-month periods ended December 31, 2020 and 2019 was $774 million. Higher labor and overhead costs were largely offset by lower material costs. Total cost of sales was 87.1 percent and 85.9 percent of sales for the three-month periods ended December 31, 2020 and 2019, respectively.
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel, and purchased components. Material costs for the three months ended December 31, 2020 decreased $9 million compared to the same period in the prior fiscal year due to material cost savings, primarily offset by higher freight costs.
Labor and overhead costs for the three months ended December 31, 2020 increased by $11 million compared to the same period in the prior fiscal year primarily due to higher burden in our European locations due to increased volumes.
Other, net for the three months ended December 31, 2020 decreased by $2 million compared to the same period in the prior fiscal year.
Gross profit was $115 million and $127 million for the three-month periods ended December 31, 2020 and 2019, respectively. Gross profit as a percentage of sales was 12.9 percent and 14.1 percent percent for the three-month periods ended December 31, 2020 and 2019, respectively. Gross profit as a percentage of sales decreased as sales were lower compared to the same period in the prior fiscal year but cost of sales remained flat for the same period.
Other Income Statement Items
Selling, general and administrative expenses ("SG&A") for the three months ended December 31, 2020 and 2019 were $65 million and $70 million, respectively. SG&A was lower in the first quarter of fiscal year 2021 primarily due to the impact of employee headcount reductions and other discretionary spending reductions, partially offset by higher electrification related costs.
Equity in earnings of affiliates was $11 million for the three months ended December 31, 2020 compared to $6 million in the same period in the prior year. The increase was due to the recognition of a one-time value added tax credit of $6 million at our joint venture in Brazil.
Interest expense, net for the three months ended December 31, 2020 and 2019 was $28 million and $14 million, respectively. The increase in interest expense, net is attributable to higher interest costs year over year as well as $8 million of debt extinguishment costs incurred in the first quarter of fiscal year 2021.
Provision for income taxes was $7 million for the three months ended December 31, 2020 compared to $13 million in the same period in the prior fiscal year. The decrease in tax expense is primarily related to reduced income in certain jurisdictions that do not have a tax valuation allowance.

MERITOR, INC.

Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins
The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for the three months ended December 31, 2020 and 2019 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Three Months Ended December 31,			Three Months Ended December 31,
	2020	2019 (1)	Change	2020	2019 (1)	Change
Commercial Truck	$63	$57	$6	9.1%	8.6%	0.50	pts
Aftermarket and Industrial	35	39	(4)	15.0%	14.2%	0.80	pts
Segment adjusted EBITDA	$98	$96	$2	11.0%	10.7%	0.30	pts
(1) Amounts for the three months ended December 31, 2019 have been recast to reflect reportable segment changes.

Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck	Aftermarket and Industrial	TOTAL
Segment adjusted EBITDA– Quarter ended December 31, 2019 (1)	$57	$39	$96
Higher earnings from unconsolidated affiliates	5	—	5
Impact of foreign currency exchange rates	(7)	3	(4)
Volume, mix, pricing and other	8	(7)	1
Segment adjusted EBITDA – Quarter ended December 31, 2020	$63	$35	$98
(1) Amounts for the three months ended December 31, 2019 have been recast to reflect reportable segment changes.

Commercial Truck segment adjusted EBITDA was $63 million in the first quarter of fiscal year 2021, up $6 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin increased from 8.6 percent in the first quarter of fiscal year 2020 to 9.1 percent in the first quarter of fiscal year 2021. The increase in segment adjusted EBITDA and segment adjusted EBITDA margin were driven primarily by conversion on higher revenue, cost reduction actions and recognition of a one-time value added tax credit of $6 million at our joint venture in Brazil, partially offset by higher premium freight and electrification costs.

Aftermarket and Industrial segment adjusted EBITDA was $35 million in the first quarter of fiscal year 2021, down $4 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin increased from 14.2 percent in the first quarter of fiscal year 2020 to 15.0 percent in the first quarter of fiscal year 2021. The decrease in segment adjusted EBITDA was driven primarily by the impact from the termination of the WABCO distribution arrangement, partially offset by cost reduction actions. Segment adjusted EBITDA margin increased due to cost reduction actions, which more than offset the impact of the termination of the WABCO distribution arrangement.

MERITOR, INC.
Financial Condition
Cash Flows (in millions)

	Three Months Ended December 31,
	2020	2019
OPERATING CASH FLOWS
Income from continuing operations	$33	$41
Depreciation and amortization	27	24
Deferred income tax expense	1	3
Restructuring costs	6	5
Equity in earnings of affiliates	(11)	(6)
Pension and retiree medical income	(13)	(10)
Loss on debt extinguishment	8	—
Dividends received from equity method investments	1	—
Pension and retiree medical contributions	(3)	(3)
Restructuring payments	(4)	(7)
Changes in receivables, inventories and accounts payable	(77)	(31)
Changes in off-balance sheet accounts receivable factoring	85	7
Changes in other current assets and liabilities	(22)	(28)
Changes in other assets and liabilities	7	(16)
Other, net	6	3
Cash flows provided by (used for) continuing operations	44	(18)
Cash flows used for discontinued operations	—	(1)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$44	$(19)

Cash provided by operating activities in the first three months of fiscal year 2021 was $44 million compared to cash used for operating activities of $19 million in the same period of fiscal year 2020. The increase in cash provided by operating activities was driven primarily by the impact of accounts receivable factoring as a result of higher balances available under our factoring programs and lower incentive compensation payments, partially offset by higher interest payments.

	Three Months Ended December 31,
	2020	2019
INVESTING CASH FLOWS
Capital expenditures	$(10)	$(16)
Other investing activities	(3)	—
CASH USED FOR INVESTING ACTIVITIES	$(13)	$(16)

Cash used for investing activities was $13 million in the first three months of fiscal year 2021 compared to $16 million in the same period in fiscal year 2020.

MERITOR, INC.

	Three Months Ended December 31,
	2020	2019
FINANCING CASH FLOWS
Securitization	$—	$72
Borrowings against revolving line of credit	—	65
Proceeds from debt issuance	275	—
Redemption of notes	(281)	—
Redemption of convertible notes	(53)	—
Debt issuance costs	(4)	—
Term loan payments	(4)	(3)
Net change in debt	(67)	134
Repurchase of common stock	—	(100)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$(67)	$34

Cash used for financing activities was $67 million in the first three months of fiscal year 2021 compared to cash provided by financing activities of $34 million in the same period of fiscal year 2020. The increase in cash used for financing activities is primarily related to the redemption of $275 million aggregate principal amount of our 6.25% Notes due 2024 and the remaining $23 million of the 7.875% Convertible Notes, partially offset by the issuance of $275 million aggregate principal amount of our 4.50% Notes.

Liquidity
Our outstanding debt, net of discounts and unamortized debt issuance costs, where applicable, is summarized in the table below (in millions).

	December 31, 2020	September 30, 2020
Fixed-rate debt securities	$739	$741
Fixed-rate convertible notes	320	343
Unamortized discount on convertible notes	(27)	(29)
Term loan	161	166
Other borrowings	11	6
Total debt	$1,204	$1,227

Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs and restructuring and product development programs. We expect fiscal year 2021 capital expenditures for our business segments to be approximately $95 million.
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
Sources of liquidity as of December 31, 2020, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 12/31/2020	Readily Available as of 12/31/2020	Current Expiration
On-balance sheet arrangements:
Senior secured revolving credit facility (1)	$685	$—	$685	June 2024 (1)
Committed U.S. accounts receivable securitization (2)	95	4	64	December 2022
Total on-balance sheet arrangements	$780	$4	$749
Off-balance sheet arrangements: (2)
Committed Swedish factoring facility (3)(4)	$189	$158	$—	March 2024
Committed U.S. factoring facility (3)	75	47	—	February 2023
Uncommitted U.K. factoring facility	31	2	—	February 2022
Uncommitted Italy factoring facility	37	28	—	June 2022
Other uncommitted factoring facilities (5)	N/A	20	N/A	N/A
Total off-balance sheet arrangements	$332	$255	$—
Total available sources	$1,112	$259	$749
(1)The availability under the senior secured revolving credit facility is subject to a priority debt-to-EBITDA ratio covenant. The facility will expire in November 2023 if the outstanding principal amount of the 6.25 percent notes due 2024 is greater than $75 million at that time.
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
Cash and Liquidity Needs – At December 31, 2020, we had $283 million in cash and cash equivalents, of which $37 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. We plan to repatriate approximately $21 million of this cash, with respect to which no withholding taxes are expected to be owed. In addition, we plan to utilize ongoing cash flow from domestic operations and external borrowings, to meet our liquidity needs in the U.S.
Our availability under the senior secured revolving credit facility is subject to a priority debt-to-EBITDA ratio covenant, as defined in the credit agreement, which may limit our borrowings under such agreement as of each quarter end. As long as we are in compliance with this covenant as of the quarter end, we have full availability under the senior secured revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our senior secured revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our senior secured revolving credit facility. At December 31, 2020, we were in compliance with the priority debt-to-EBITDA ratio covenant with a ratio of approximately 0.41x, which includes the income we recognized related to the termination of the WABCO distribution arrangement.
Equity Repurchase Authorization – On November 7, 2019, the Board of Directors authorized the repurchase of up to $325 million of the company's common stock, which was an increase from the prior $250 million authorization approved on July 26, 2019. Repurchases can be made from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. On March 25, 2020, we suspended activity under our share repurchase program as a result of uncertainties in the global economy due to the COVID-19 pandemic. As of December 31, 2020 and September 30, 2020, the amount remaining available for repurchases under this common stock repurchase authorization was $59 million.

Debt Repurchase Authorization – On November 2, 2018, our Board of Directors authorized the repurchase of up to $100 million aggregate principal amount of any of our debt securities (including convertible debt securities) from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and our debt covenants. The amount remaining available for repurchases under this repurchase authorization was $76 million as of December 31, 2020 and September 30, 2020.

MERITOR, INC.
Revolving Credit Facility – The senior secured revolving credit facility is discussed in Note 13 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
Redemption of 7.875 Percent Convertible Notes, Redemption of 6.25 Percent Notes Due 2024, and Issuance of 4.50 Percent Notes - Refer to Note 13 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
Other – Refer to Note 13 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
Credit Ratings – At February 1, 2021, our Standard & Poor’s corporate credit rating and senior unsecured credit rating were BB and BB-, respectively, and our Moody’s Investors Service corporate credit rating and senior unsecured credit rating were Ba3 and B1, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
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

The following represents summarized financial information, in millions, of Meritor, Inc. ("Parent") and the Guarantors (collectively, "the Combined Entities"). The information has been prepared on a combined basis and excludes any investments of the Parent or Guarantors in non-guarantor subsidiaries. Intercompany transactions and amounts between the Combined Entities have been eliminated. Equity income from continuing operations of subsidiaries has been eliminated.

Statement of Operations Information	Three Months Ended December 31, 2020	Year ended September 30, 2020
Net Sales	$501	$1,863
Gross profit	51	188
Net income (loss) from continuing operations	(20)	190
Net income (loss)	(20)	191
Net income (loss) attributable to Meritor, Inc.	(20)	191

Balance Sheet Information	December 31, 2020	September 30, 2020
Current Assets	$534	$566
Non-current Assets	1,009	1,053
Current Liabilities	355	413
Non-current Liabilities	1,540	1,639

Redeemable Preferred Stock	—	—
Noncontrolling Interest	—	—

MERITOR, INC.
At December 31, 2020 and September 30, 2020, amounts owed by the Combined Entities to non-guarantor entities totaled approximately $32 million and $100 million, respectively, and amounts owed to the Combined Entities from non-guarantor entities totaled approximately $142 million and $156 million, respectively. For the three months ended December 31, 2020, intercompany sales from the Combined Entities to non-guarantor subsidiaries was $22 million. For the three months ended December 31, 2020, intercompany sales from non-guarantor subsidiaries to the Combined Entities was $36 million. For the year ended September 30, 2020, intercompany sales from the Combined Entities to non-guarantor subsidiaries was $79 million. For the year ended September 30, 2020, intercompany sales from non-guarantor subsidiaries to the Combined Entities was $102 million.
Off-Balance Sheet Arrangements
Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with a total amount utilized at December 31, 2020 of $255 million, of which $205 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $50 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.
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
Letter of Credit Facilities – There were $9 million and $8 million of off-balance sheet letters of credit outstanding through letter of credit facilities as of December 31, 2020 and September 30, 2020, respectively.
Contingencies
Contingencies related to environmental, asbestos and other matters are discussed in Note 16 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
Critical Accounting Policies
Our significant accounting policies are consistent with those described in Note 2 to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (the "2020 Form 10-K"). Our critical accounting estimates are consistent with those described in Item 7 of our 2020 Form 10-K.
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

MERITOR, INC.
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

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase (Decrease) in
Foreign Currency Sensitivity:
Forward contracts in USD (1)	$0.2	$(0.2)	Fair Value
Forward contracts in Euro (1)	(1.7)	1.7	Fair Value
Foreign currency denominated debt (2)	0.4	(0.4)	Fair Value
Foreign currency option contracts in USD	0.6	—	Fair Value
Foreign currency option contracts in Euro	(0.1)	0.9	Fair Value

	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase (Decrease) in
Interest Rate Sensitivity:
Debt – fixed rate (3)	$(41.7)	$44.2	Fair Value
Debt – variable rate	(0.8)	0.8	Cash flow
(1) Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.
(2)At December 31, 2020, the fair value of outstanding foreign currency denominated debt was $3.6 million. A 10% decrease in quoted currency exchange rates would result in a decrease of $0.4 million in foreign currency denominated debt. At December 31, 2020, a 10% increase in quoted currency exchange rates would result in an increase of $0.4 million in foreign currency denominated debt.
(3)At December 31, 2020, the fair value of outstanding debt was $1,326 million. A 50 basis points decrease in quoted interest rates would result in an increase of $44.2 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in a decrease of $41.7 million in the fair value of fixed rate debt.

MERITOR, INC.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

MERITOR, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth in Note 16 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
Item 1A. Risk Factors
There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases
The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. There were no shares withheld in the first quarter of fiscal year 2021 to satisfy tax obligations for exercise of options. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the first quarter of fiscal year 2021 to satisfy tax obligations upon the vesting of restricted shares. The company does not believe such purchases or transactions described above are issuer repurchases for the purposes of this Item 2 of Part II of this Quarterly Report on Form 10-Q.

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

3-b
Amended and Restated By-laws of Meritor effective November 5, 2020, filed as Exhibit 3-b to Meritor's Annual Report on Form 10-K for the fiscal year ended September 27, 2020, is incorporated herein by reference.

4-a
Ninth Supplemental Indenture, dated as of December 1, 2020, to the Indenture, dated as of April 1, 1998, between Meritor, U.S. Bank National Association, as trustee, and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as predecessor trustee, filed as Exhibit 4-a to Meritor's Current Report on Form 8-K filed on December 1, 2020, is incorporated herein by reference.

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

MERITOR, INC.

Date:	February 3, 2021	By:	/s/	Hannah S. Lim-Johnson
Hannah S. Lim-Johnson
Senior Vice President, Chief Legal Officer and Corporate Secretary
(For the registrant)

Date:	February 3, 2021	By:	/s/	Carl D. Anderson II
Carl D. Anderson II
Senior Vice President, Chief Financial Officer

Date:	February 3, 2021	By:	/s/	Paul D. Bialy
Paul D. Bialy
Vice President, Chief Accounting Officer