Form 10-Q
period 2021-04-04
MERITOR, INC.
filed 2021-05-04
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 4, 2021

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
72,582,057 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on May 3, 2021.

MERITOR, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(Unaudited)
Sales	$983	$871	$1,872	$1,772
Cost of sales	(835)	(757)	(1,609)	(1,531)
GROSS PROFIT	148	114	263	241
Selling, general and administrative	(69)	(59)	(134)	(129)
Income from WABCO distribution termination	—	265	—	265
Other operating expense, net	(2)	(10)	(9)	(15)
OPERATING INCOME	77	310	120	362
Other income, net	23	14	37	24
Equity in earnings of affiliates	5	6	16	12
Interest expense, net	(17)	(16)	(45)	(30)
INCOME BEFORE INCOME TAXES	88	314	128	368
Provision for income taxes	(22)	(73)	(29)	(86)
INCOME FROM CONTINUING OPERATIONS	66	241	99	282
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	1	—	1
NET INCOME	66	242	99	283
Less: Net income attributable to noncontrolling interests	(3)	(1)	(4)	(3)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$63	$241	$95	$280
NET INCOME ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$63	$240	$95	$279
Income from discontinued operations	—	1	—	1
Net income	$63	$241	$95	$280
BASIC EARNINGS PER SHARE
Continuing operations	$0.87	$3.27	$1.31	$3.68
Discontinued operations	—	0.01	—	0.01
Basic earnings per share	$0.87	$3.28	$1.31	$3.69
DILUTED EARNINGS PER SHARE
Continuing operations	$0.86	$3.19	$1.30	$3.58
Discontinued operations	—	0.01	—	0.01
Diluted earnings per share	$0.86	$3.20	$1.30	$3.59

Basic average common shares outstanding	72.4	73.4	72.3	75.8
Diluted average common shares outstanding	73.4	75.3	73.3	78.0
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(Unaudited)
Net income	$66	$242	$99	$283
Other comprehensive income (loss):
Foreign currency translation adjustments:
Attributable to Meritor, Inc.	(22)	(56)	33	(35)
Attributable to noncontrolling interests	(1)	—	—	—
Pension and other postretirement benefit related adjustments	2	2	5	5
Unrealized gain (loss) on cash flow hedges	—	(5)	1	(3)
Other comprehensive income (loss), net of tax	(21)	(59)	39	(33)
Total comprehensive income	45	183	138	250
Less: Comprehensive income attributable to noncontrolling interests	(2)	(1)	(4)	(3)
Comprehensive income attributable to Meritor, Inc.	$43	$182	$134	$247
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2021	September 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$321	$315
Receivables, trade and other, net	604	479
Inventories	510	435
Other current assets	72	54
TOTAL CURRENT ASSETS	1,507	1,283
NET PROPERTY	502	515
GOODWILL	510	501
OTHER ASSETS	621	585
TOTAL ASSETS	$3,140	$2,884
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term debt	$17	$39
Accounts and notes payable	593	423
Other current liabilities	279	264
TOTAL CURRENT LIABILITIES	889	726
LONG-TERM DEBT	1,186	1,188
RETIREMENT BENEFITS	176	196
OTHER LIABILITIES	276	279
TOTAL LIABILITIES	2,527	2,389
COMMITMENTS AND CONTINGENCIES (See Note 16)

EQUITY:
Common stock (March 31, 2021 and September 30, 2020, 104.0 and 103.7 shares issued and 72.6 and 72.3 shares outstanding, respectively)	106	105
Additional paid-in capital	788	808
Retained earnings	831	736
Treasury stock, at cost (March 31, 2021 and September 30, 2020, 31.4 and 31.4 shares, respectively)	(573)	(573)
Accumulated other comprehensive loss	(575)	(614)
Total equity attributable to Meritor, Inc.	577	462
Noncontrolling interests	36	33
TOTAL EQUITY	613	495
TOTAL LIABILITIES AND EQUITY	$3,140	$2,884
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Six Months Ended March 31,
	2021	2020
	(Unaudited)
OPERATING ACTIVITIES
Net income	$99	$283
Less: Income from discontinued operations, net of tax	—	1
Income from continuing operations	99	282
Adjustments to income from continuing operations to arrive at cash provided by operating activities:
Depreciation and amortization	52	50
Deferred income tax expense (benefit)	2	(4)
Restructuring costs	8	15
Stock compensation expense	10	1
Equity in earnings of affiliates	(16)	(12)
Pension and retiree medical income	(26)	(21)
Loss on debt extinguishment	8	—
Dividends received from equity method investments	2	—
Pension and retiree medical contributions	(6)	(7)
Restructuring payments	(8)	(15)
Changes in off-balance sheet accounts receivable securitization and factoring programs	35	20
Changes in receivables, inventories and accounts payable	(63)	(8)
Changes in other current assets and liabilities	5	(49)
Changes in other assets and liabilities	5	38
Operating cash flows provided by continuing operations	107	290
Operating cash flows used for discontinued operations	—	—
CASH PROVIDED BY OPERATING ACTIVITIES	107	290
INVESTING ACTIVITIES
Capital expenditures	(26)	(33)
Cash paid for acquisition of Transportation Power, Inc., net of cash acquired	—	(13)
Other investing activities	(3)	9
CASH USED FOR INVESTING ACTIVITIES	(29)	(37)
FINANCING ACTIVITIES
Securitization	—	96
Borrowings against revolving line of credit	—	304
Proceeds from debt issuance	275	—
Redemption of notes	(281)	—
Redemption of convertible notes	(53)	—
Debt issuance costs	(5)	—
Term loan payments	(7)	(4)
Other financing activities	(1)	(1)
Net change in debt	(72)	395
Repurchase of common stock	—	(241)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(72)	154
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	(7)
CHANGE IN CASH AND CASH EQUIVALENTS	6	400
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	315	108
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$321	$508
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions)
(Unaudited)

	Three months ended March 31, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at December 31, 2020	$106	$784	$768	$(573)	$(555)	$530	$35	$565
Comprehensive income (loss)	—	—	63	—	(20)	43	2	45
Equity based compensation expense	—	4	—	—	—	4	—	4
Noncontrolling interest dividends	—	—	—	—	—	—	(1)	(1)
Ending Balance at March 31, 2021	$106	$788	$831	$(573)	$(575)	$577	$36	$613

	Three months ended March 31, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at December 31, 2019	$105	$804	$530	$(432)	$(655)	$352	$32	$384
Comprehensive income (loss)	—	—	241	—	(59)	182	1	183
Equity based compensation expense	—	(2)	—	—	—	(2)	—	(2)
Repurchase of common stock	—	—	—	(141)	—	(141)	—	(141)
Noncontrolling interest dividend	—	—	—	—	—	—	(1)	(1)
Other equity adjustments	—	1	—	—	—	1	—	1
Ending Balance at March 31, 2020	$105	$803	$771	$(573)	$(714)	$392	$32	$424
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions)
(Unaudited)

	Six months ended March 31, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at September 30, 2020	$105	$808	$736	$(573)	$(614)	$462	$33	$495
Comprehensive income	—	—	95	—	39	134	4	138
Equity based compensation expense	—	10	—	—	—	10	—	10
Vesting of equity based awards	1	(1)	—	—	—	—	—	—
Repurchase of convertible notes	—	(30)	—	—	—	(30)	—	(30)
Noncontrolling interest dividend	—	—	—	—	—	—	(1)	(1)
Other equity adjustments	—	1	—	—	—	1	—	1
Ending Balance at March 31, 2021	$106	$788	$831	$(573)	$(575)	$577	$36	$613

	Six Months Ended March 31, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at September 30, 2019	$104	$803	$491	$(332)	$(681)	$385	$30	$415
Comprehensive income (loss)	—	—	280	—	(33)	247	3	250
Equity based compensation expense	—	1	—	—	—	1	—	1
Vesting of equity based awards	1	(1)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	(241)	—	(241)	—	(241)
Noncontrolling interest dividend	—	—	—	—	—	—	(1)	(1)
Ending Balance at March 31, 2020	$105	$803	$771	$(573)	$(714)	$392	$32	$424
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
In the opinion of the company, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited Consolidated Financial Statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020. The Condensed Consolidated Balance Sheet data as of September 30, 2020 was derived from audited financial statements but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended March 31, 2021 are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30, and its fiscal quarters generally end on the Sundays nearest December 31, March 31 and June 30. The second quarter of fiscal years 2021 and 2020 ended on April 4, 2021 and March 29, 2020, respectively. Fiscal year 2020 ended on September 27, 2020. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and March 31 are used consistently throughout this report to represent the fiscal year end and second fiscal quarter end, respectively.
COVID-19 Pandemic Update
In March 2020, the World Health Organization declared a global health pandemic related to the outbreak of a novel coronavirus. The COVID-19 pandemic adversely affected the company's financial performance in the second, third and fourth quarters of fiscal year 2020, and could have an impact on the second half of fiscal year 2021. In response to the COVID-19 pandemic, government health officials at times recommended and mandated precautions to mitigate the spread of the virus, including shelter-in-place orders, prohibitions on public gatherings and other similar measures. The company has been operating as an essential business in the U.S. All of the company's facilities were fully operational at the end of fiscal year 2020 and during the first two quarters of fiscal year 2021. Most of the company’s salaried employees are primarily working remotely until further notice. There is uncertainty around the duration and breadth of the COVID-19 pandemic, as well as the impact it will have on the company's operations, supply chain and demand for its products. As a result, the ultimate impact on the company's business, financial condition and operating results cannot be reasonably estimated at this time.

2. Earnings per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted shares, restricted share units, performance share unit awards and convertible securities, if applicable.
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Basic average common shares outstanding	72.4	73.4	72.3	75.8
Impact of restricted shares, restricted share units and performance share units	1.0	1.1	1.0	1.3
Impact of convertible notes	—	0.8	—	0.9
Diluted average common shares outstanding	73.4	75.3	73.3	78.0

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
The actual number of performance share units that will vest depends upon the company’s performance relative to the established performance metrics for the three-year performance period of October 1, 2020 to September 30, 2023, measured at the end of the performance period. The number of performance share units that vest will depend on adjusted EBITDA margin and adjusted diluted earnings per share from continuing operations (which, solely for purposes of our long-term incentive plan, includes an adjustment for the value of deferred tax assets in jurisdictions with net operating loss carry forwards or tax credits) which are each weighted at 50%. The number of performance share units that vest will be between 0% and 200% of the grant date amount of 0.3 million performance share units.
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
On October 1, 2020, the company implemented ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU add, modify, and eliminate certain disclosure requirements on fair value measurements in Topic 820. The guidance did not have a material impact on the company's Condensed Consolidated Financial Statements
Accounting standards to be implemented
Implementation of the following standards may result in a significant change in practice and/or have a significant financial impact on the company.
In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for certain financial instruments with characteristics of debt and equity, including convertible instruments and contracts on an entity’s own equity. ASC 470-20 outlines five models to allocate the proceeds attributable to the issuance of a convertible debt instrument. This ASU removes from U.S. GAAP the separation models for convertible debt with a cash conversion feature (CCF) and convertible debt with a beneficial conversion feature (BCF). As a result of adopting this ASU, entities are not required to separately present in equity an embedded conversion feature in such debt. Instead, they should account for a convertible debt instrument wholly as debt. Applying the separation models in ASC 470-20 to convertible instruments with a CCF or BCF involves the recognition of a debt discount, which is amortized to interest expense. The elimination of CCF and BCF models will reduce reported interest expense and increase reported net income for convertible instruments issued within the scope of those models before the adoption of ASU 2020-06. The amendments in this ASU are required to be adopted by public business entities in fiscal years

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but not earlier than for a fiscal year beginning after December 15, 2020, including interim periods within those fiscal years. Entities are permitted to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The company is currently evaluating the potential impact of this guidance on its accounting policies and its Condensed Consolidated Financial Statements.

4. Revenue
Disaggregation of revenue

In the following tables, revenue is disaggregated for each of our operating segments by primary geographical market for the three months ended March 31, 2021 and 2020 (in millions).

	Three Months Ended March 31, 2021
Primary Geographical Market	Commercial Truck	Aftermarket & Industrial	Total
U.S.	$337	$177	$514
Canada	—	14	14
Mexico	44	5	49
Total North America	381	196	577
Sweden	74	—	74
Italy	58	5	63
United Kingdom	36	3	39
Other Europe	3	35	38
Total Europe	171	43	214
Brazil	81	1	82
China	34	1	35
India	50	—	50
Other Asia-Pacific	25	—	25
Total sales	$742	$241	$983

	Three Months Ended March 31, 2020 (1)
Primary Geographical Market	Commercial Truck	Aftermarket & Industrial	Total
U.S.	$307	$211	$518
Canada	—	15	15
Mexico	39	5	44
Total North America	346	231	577
Sweden	63	—	63
Italy	46	3	49
United Kingdom	30	3	33
Other Europe	1	36	37
Total Europe	140	42	182
Brazil	50	—	50
China	26	—	26
India	22	—	22
Other Asia-Pacific	14	—	14
Total sales	$598	$273	$871
(1) Amounts for the three months ended March 31, 2020 have been recast to reflect reportable segment changes.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended March 31, 2021
Primary Geographical Market	Commercial Truck	Aftermarket & Industrial	Total
U.S.	$647	$347	$994
Canada	—	26	26
Mexico	80	10	90
Total North America	727	383	1,110
Sweden	151	—	151
Italy	111	10	121
United Kingdom	77	5	82
Other Europe	5	70	75
Total Europe	344	85	429
Brazil	137	1	138
China	64	1	65
India	83	—	83
Other Asia-Pacific	47	—	47
Total sales	$1,402	$470	$1,872

	Six Months Ended March 31, 2020 (1)
Primary Geographical Market	Commercial Truck	Aftermarket & Industrial	Total
U.S.	$635	$417	$1,052
Canada	—	29	29
Mexico	78	10	88
Total North America	713	456	1,169
Sweden	125	—	125
Italy	91	7	98
United Kingdom	63	5	68
Other Europe	2	73	75
Total Europe	281	85	366
Brazil	103	1	104
China	60	—	60
India	44	1	45
Other Asia-Pacific	28	—	28
Total sales	$1,229	$543	$1,772
(1) Amounts for the six months ended March 31, 2020 have been recast to reflect reportable segment changes.

As of March 31, 2021 and September 30, 2020, Trade receivables, net, which are included in Receivables, trade and other, net, on the Condensed Consolidated Balance Sheet, were $553 million and $421 million, respectively.

For the three and six months ended March 31, 2021 and March 31, 2020, the company had no material bad-debt expense. There were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of March 31, 2021 and September 30, 2020.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Restructuring Costs
Restructuring reserves, primarily related to unpaid employee termination benefits, were $7 million at March 31, 2021 and $10 million at September 30, 2020. Restructuring costs are recorded within Other operating expense, net within the Condensed Consolidated Statement of Operations. The changes in restructuring reserves for the six months ended ended March 31, 2021 and 2020 are as follows (in millions):

	Employee Termination Benefits	Plant Shutdown & Other	Total
Balance at September 30, 2020	$10	$—	$10
Activity during the period:
Charges	6	2	8
Cash payments	(8)	—	(8)
Other	(1)	(2)	(3)
Total restructuring reserves at March 31, 2021	7	—	7
Less: non-current restructuring reserves	—	—	—
Restructuring reserves – current, at March 31, 2021	$7	$—	$7

Balance at September 30, 2019	$8	$—	$8
Activity during the period:
Charges	15	—	15
Cash payments	(15)	—	(15)
Other	(1)	—	(1)
Total restructuring reserves at March 31, 2020	7	—	7
Less: non-current restructuring reserves	—	—	—
Restructuring reserves – current, at March 31, 2020	$7	$—	$7

Global Restructuring Programs Fiscal Year 2021: On November 11, 2020, the company approved a restructuring plan to close three U.S. manufacturing plants and one European administration office in its Aftermarket & Industrial segment and consolidate their operations into existing facilities. The site closures include:

• Chicago, Illinois
• Livermore, California
• Livonia, Michigan
• Zurich, Switzerland

The closures impact approximately 150 hourly and salaried workers. These restructuring plans are intended to optimize the company’s manufacturing footprint, reduce costs and increase efficiencies. With this restructuring plan, the company expects to incur up to $19 million in restructuring charges in the Aftermarket & Industrial segment, consisting of an impact on long-lived assets of $9 million, severance related costs of $5 million and other associated costs of $5 million. During the first six months of fiscal year 2021, the company incurred $6 million in restructuring costs related to this plan. Restructuring actions associated with this plan are expected to be substantially complete by the end of 2021.

Global Restructuring Program Fiscal Year 2020: On June 2, 2020, the company approved and began executing a restructuring plan to reduce labor costs and align with current market forecasts. Under this plan, the company expects to incur approximately $13 million in employee severance costs that affects approximately eight percent of its global salaried positions, and will eliminate certain hourly roles. During fiscal year 2020, the company incurred $10 million in restructuring costs related to this plan of which $7 million was in the Commercial Truck segment and $3 million related to the Aftermarket & Industrial

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

segment. During the first six months of fiscal year 2021, the company incurred $2 million in restructuring costs related to this plan in the Commercial Truck segment. Restructuring actions associated with this plan are substantially complete.

6. Income Taxes
For the three months ended March 31, 2021, and 2020 the company recognized tax expense of $22 million and $73 million, respectively. This resulted in effective tax rates of 25% and 23%, respectively. For the six months ended March 31, 2021 and 2020, the company recognized tax expense of $29 million and $86 million, respectfully. This resulted in an effective tax rate of 23% for both periods.

7. Accounts Receivable Factoring and Securitization
The company has a U.S. accounts receivable securitization facility with PNC Bank and participates in various accounts receivable factoring programs, primarily with Nordea Bank for trade receivables from AB Volvo, as follows:

	Current Expiration	Total Facility Size as of 3/31/21		Utilized as of 3/31/21		Utilized as of 9/30/20
		EUR	USD	EUR	USD	EUR	USD
On-balance sheet arrangement
Committed U.S. accounts receivable securitization (1)	March 2024	N/A	$110	N/A	$4	N/A	$3
Total on-balance sheet arrangement: (1)		N/A	$110	N/A	$4	N/A	$3
Off-balance sheet arrangements
Committed Swedish factoring facility (2)(3)	March 2024	€155	$183	€89	$105	€86	$100
Committed U.S. factoring facility (2)	February 2023	N/A	75	N/A	44	N/A	30
Uncommitted U.K. factoring facility	February 2022	25	29	4	5	1	1
Uncommitted Italy factoring facility	June 2022	30	35	19	22	8	9
Other uncommitted factoring facilities (4)	None	N/A	N/A	17	20	12	14
Total off-balance sheet arrangements		€210	$322	€129	$196	€107	$154
(1) Availability subject to adequate eligible accounts receivable available for sale. The utilized amount includes $4 million of letters of credit as of March 31, 2021 and $3 million as of September 30, 2020.
(2) Actual amounts may exceed the bank's commitment at the bank's discretion.
(3) The facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through June 22, 2021.
(4) There is no explicit facility size under the agreement, but the counterparty approves the purchase of receivable tranches at its discretion.
Off-balance sheet arrangements
On March 31, 2021, the U.S. accounts receivable securitization facility with PNC bank was increased from $95 million to $110 million. Total costs associated with all of the off-balance sheet arrangements described above were $1 million for each of the three months ended March 31, 2021 and 2020. Total costs associated with all of the off-balance sheet arrangements described above were $2 million for each of the six months ended March 31, 2021 and 2020, and are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	March 31, 2021	September 30, 2020
Finished goods	$139	$119
Work in process	49	38
Raw materials, parts and supplies	322	278
Total	$510	$435

9. Net Property
     Net property is summarized as follows (in millions):

	March 31, 2021	September 30, 2020
Property at cost:
Land and land improvements	$33	$32
Buildings	238	228
Machinery and equipment	1,045	1,002
Company-owned tooling	158	151
Construction in progress	38	63
Total	1,512	1,476
Less: accumulated depreciation	(1,010)	(961)
Net property	$502	$515

10. Other Assets
Other assets are summarized as follows (in millions):

	March 31, 2021	September 30, 2020
Prepaid pension costs	$206	$179
Deferred income tax assets	30	30
Investments in non-consolidated joint ventures	119	107
Other	266	269
Other assets	$621	$585

During the second quarter of fiscal year 2021, the company recognized a $22 million pre-tax loss recovery, net of legal expenses, on the overpayment of value added taxes ("VAT") in Brazil. Of the amount recognized, $15 million was recognized in Sales consistent with the company’s VAT policy, $10 million in Other income, net and $3 million as expense in Selling, general and administrative. $19 million was recorded in Other current assets and $6 million recorded in Other assets as VAT credits to offset future income tax liabilities. $3 million was recorded in Current liabilities associated with legal expenses.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	March 31, 2021	September 30, 2020
Compensation and benefits	$103	$91
Product warranties	19	19
Other	157	154
Other current liabilities	$279	$264

Compensation and benefits includes the current portion of pension and retiree medical liability, accrued incentive compensation, salary and wages and accrued vacation, holiday and sick leave pay.
A summary of the changes in product warranties is as follows (in millions):

	Six Months Ended March 31,
	2021	2020
Total product warranties – beginning of period	$54	$50
Accruals for product warranties	12	7
Payments	(10)	(10)
Change in estimates and other	(2)	(2)
Total product warranties – end of period	54	45
Less: non-current product warranties	(35)	(29)
Product warranties – current	$19	$16

12. Other Liabilities
Other liabilities are summarized as follows (in millions):

	March 31, 2021	September 30, 2020
Asbestos-related liabilities (see Note 16)	$64	$67
Liabilities for uncertain tax positions	80	73
Product warranties (see Note 11)	35	35
Other	97	104
Other liabilities	$276	$279

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Long-Term Debt
Long-Term debt, net of discounts where applicable, is summarized as follows (in millions):

	March 31, 2021	September 30, 2020
3.25 percent convertible notes due 2037	$321	$320
7.875 percent convertible notes due 2026	—	23
4.50 percent notes due 2028	270	—
6.25 percent notes due 2025	296	295
6.25 percent notes due 2024	174	446
Term loan due 2024	159	166
Finance lease obligation	10	6
Unamortized discount on convertible notes	(27)	(29)
Subtotal	1,203	1,227
Less: current maturities	(17)	(39)
Long-term debt	$1,186	$1,188

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
Repurchase of 6.25 Percent Notes due 2024
On December 16, 2020, the company redeemed $275 million of the outstanding $450 million aggregate principal amount of its 6.25 percent notes due 2024 (the "6.25 Percent Notes due 2024") for an aggregate purchase price of $287 million (including accrued interest of $6 million). The redemption price was equal to 102.083% of the principal amount of the 6.25 Percent Notes due 2024 redeemed, plus accrued and unpaid interest thereon up to but excluding the redemption date of December 16, 2020. This redemption was accounted for as an extinguishment of debt, and accordingly the company recognized a loss on debt extinguishment of $8 million. The loss on extinguishment is recorded in the Condensed Consolidated Statement of Operations within Interest expense, net. As of March 31, 2021, $175 million principal amount of the 6.25 Percent Notes due 2024 remained outstanding.

On May 4, 2021 the company issued a notice of redemption for the remaining $175 million principal amount outstanding of the 6.25 Percent Notes due 2024 for an expected aggregate purchase price of $180 million (including expected accrued interest of $3 million). The redemption price will be equal to 101.042% of the principal amount of the 6.25 Percent Notes due 2024 to be redeemed, plus accrued and unpaid interest, if any, thereon up to but excluding the redemption date, which is expected to be June 3, 2021.
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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

reliance on Regulation S under the Securities Act in a private placement exempt from the registration requirements of the Securities Act.

The net proceeds to the company from the sale of the 4.50 Percent Notes after deducting estimated offering expenses payable by the company were approximately $270 million. The company used the net proceeds from the offering, together with cash on hand, to redeem $275 million of the outstanding $450 million aggregate principal amount of its 6.25 Percent Notes due 2024, as described above.

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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The availability under the senior secured revolving credit facility is subject to a financial covenant based on the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, the U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA. The company is required to maintain a total priority-debt-to-EBITDA ratio, as defined in the credit agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement. Availability under the senior secured revolving credit facility was constrained to $276 million on the last day of the second quarter of fiscal year 2021 due primarily to lower EBITDA in the third and fourth quarters of fiscal year 2020, which were impacted by the COVID-19 pandemic. The company has full availability until the next measurement point at the end of the third quarter of fiscal year 2021.
At March 31, 2021 and September 30, 2020, there were no borrowings outstanding under the senior secured revolving credit facility. The senior secured revolving credit facility includes $100 million of availability for the issuance of letters of credit. At March 31, 2021 and September 30, 2020, there were no letters of credit outstanding under the senior secured revolving credit facility.
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
Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million per bank. As of March 31, 2021 and September 30, 2020, the company had $22 million and $16 million, respectively, outstanding under this program at more than one bank.

14. Financial Instruments
Fair values of financial instruments are summarized as follows (in millions):

	March 31, 2021		September 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$321	$321	$315	$315
Short-term debt	17	16	39	58
Long-term debt	1,186	1,307	1,188	1,259
Foreign currency option contracts (other assets)	—	—	1	1
Foreign exchange forward contracts (other assets)	2	2	—	—
Foreign exchange forward contracts (other liabilities)	—	—	1	1

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	March 31, 2021			September 30, 2020
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Assets
Foreign currency option contracts	$—	$—	$—	$1	$—	$1
Foreign exchange forward contracts	2	—	2	—	—	—
Derivative Liabilities
Foreign exchange forward contracts	—	—	—	1	—	1

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
Fair value of financial instruments by the valuation hierarchy at March 31, 2021 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$321	$—	$—
Short-term debt	—	—	16
Long-term debt	—	1,154	153
Foreign exchange forward contracts (other assets)	—	2	—
Foreign exchange forward contracts (other liabilities)	—	—	—

Fair value of financial instruments by the valuation hierarchy at September 30, 2020 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$315	$—	$—
Short-term debt	—	43	15
Long-term debt	—	1,103	156
Foreign exchange forward contracts (other liabilities)	—	1	—
Foreign currency option contracts (other assets)	—	1	—

No transfers of assets between any of the Levels occurred during the three and six months ended March 31, 2021 and 2020.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Foreign exchange forward contracts — The company uses foreign exchange forward purchase and sale contracts with varying terms that extend through fiscal year 2025 to hedge its exposure to changes in foreign currency exchange rates. As of March 31, 2021 and September 30, 2020, the notional amount of the company's foreign exchange contracts outstanding under its foreign currency cash flow hedging program was $71 million and $65 million, respectively. The fair value of foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. For derivative instruments that are designated and qualify as cash flow hedges, changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Income (Loss) in the statement of shareholders’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings.
Foreign currency option contracts — The company uses option contracts to mitigate foreign exchange exposure on expected future foreign currency-denominated purchases. As of March 31, 2021 and September 30, 2020, the notional amount of the company's foreign exchange contracts outstanding was $25 million and $39 million, respectively. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the Condensed Consolidated Statement of Operations.
The company uses option contracts to mitigate the risk of volatility in the translation of foreign currency earnings to U.S. dollars. As of March 31, 2021 and September 30, 2020, the notional amount of the company's option contracts outstanding was $10 million and $24 million, respectively. These option contracts did not qualify for a hedge accounting election. Changes in fair value associated with these contracts are recorded in the Condensed Consolidated Statement of Operations in other income, net.
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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Retirement Benefit Liabilities
Retirement benefit liabilities consisted of the following (in millions):

	March 31, 2021	September 30, 2020
Retiree medical liability	$51	$52
Pension liability	120	139
Other	17	17
Subtotal	188	208
Less: current portion (included in compensation and benefits, Note 11)	(12)	(12)
Retirement benefits	$176	$196

The components of net periodic pension and retiree medical income included in continuing operations for the three months ended March 31 are as follows (in millions):

	2021		2020
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$(8)	$(1)	$(10)	$(1)
Assumed return on plan assets	24	—	24	—
Amortization of prior service benefit	—	9	—	9
Recognized actuarial loss	(8)	(3)	(8)	(3)
Total income	$8	$5	$6	$5

The components of net periodic pension and retiree medical income included in continuing operations for the six months ended March 31 are as follows (in millions):

	2021		2020
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$(17)	$(1)	$(21)	$(1)
Assumed return on plan assets	48	—	48	—
Amortization of prior service benefit	—	18	—	18
Recognized actuarial loss	(16)	(6)	(16)	(7)
Total income	$15	$11	$11	$10

For the three months ended March 31, 2021 and 2020, the non-service cost components of the net periodic pension and Other Post-Employment Benefits ("OPEB") income were $13 million and $11 million, respectively, and are presented in Other income, net. For the six months ended March 31, 2021 and 2020, the non-service cost components of the net periodic pension and OPEB income were $26 million and $21 million, respectively, and are presented in Other income, net.

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
The company has been designated as a potentially responsible party at ten Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Superfund is a United States federal government program designed to fund the cleanup of sites contaminated with hazardous substances and pollutants. Management estimates the total reasonably possible costs the company could incur for the remediation of the ten Superfund sites at March 31, 2021 to be approximately $22 million, of which $10 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.
In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at March 31, 2021 to be approximately $13 million, of which $4 million is probable and recorded as a liability.
Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 0 to 1.50 percent and is approximately $13 million at March 31, 2021. The undiscounted estimate of these costs is approximately $14 million.
The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning Balance at September 30, 2020	$11	$5	$16
Payments and other	(2)	(1)	(3)
Accruals	1	—	1
Ending Balance at March 31, 2021	$10	$4	$14

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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Asbestos
    Rockwell International Corporation ("Rockwell") — ArvinMeritor, Inc. ("AM"), a predecessor of Meritor, along with many other companies, has been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. There were approximately 1,200 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants as of March 31, 2021 and September 30, 2020. In March 2021, AM entered into a tolling agreement with an asbestos plaintiff's law firm. Under the terms of this agreement, AM agreed to toll the statute of limitations from expiring on asbestos claims in exchange for the plaintiff's firm agreeing not to raise a claim until there is product identification linking AM. The plaintiff firm also agreed to dismiss pending active claims for which product identification was not yet determined. The dismissal of these claims is expected to occur in the third fiscal quarter of fiscal year 2021. According to the terms of the tolling agreement, if the plaintiff's firm subsequently links AM's product to the plaintiff, they will refile a claim against AM.
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

As of September 30, 2020, the best estimate of the company's obligation for asbestos-related claims over the next 38 years was $78 million. The company recognized a liability for pending and future claims over the next 38 years of $75 million as of March 31, 2021. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.

Recoveries: AM has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. The company recognizes insurance recoveries when the claim for recovery is deemed probable and to the extent an insurable loss has been recognized in the financial statements. The company’s determination is based on analysis of the underlying insurance policies, historical experience with insurers, ongoing review of the solvency of insurers, and consideration of any insurance settlements The insurance receivables for Rockwell asbestos-related liabilities totaled $59 million and $62 million as of March 31, 2021 and September 30, 2020, respectively.

The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities and recoveries for asbestos-related claims are subject to considerable uncertainty because such liabilities and recoveries are influenced by variables that are difficult to predict. The future litigation environment for Rockwell could change significantly from its past experience, due, for example, to changes in the mix of claims filed against Rockwell in terms of plaintiffs’ law firm, jurisdiction and disease; legislative or regulatory developments; the company’s approach to defending claims; or payments to plaintiffs from other defendants. Estimated recoveries are influenced by coverage issues among insurers and the continuing solvency of various insurance companies. If the assumptions with respect to the estimation period, the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations. However, the amount of reasonably possible and estimable losses in excess of the recorded asbestos-related liabilities was determined to be immaterial.

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

17. Shareholders' Equity
There were no dividends declared or paid in the first or second quarter of fiscal years 2021 and 2020. The payment of cash dividends and the amount of any dividend are subject to review and change at the discretion of the company's Board of Directors.
Common Stock and Debt Repurchase Authorizations
On November 7, 2019, the Board of Directors authorized the repurchase of up to $325 million of the company's common stock, which was an increase from the prior $250 million authorization approved on July 26, 2019. Repurchases can be made from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. As of the end of fiscal year 2020, the company had repurchased 11.8 million shares of common stock for $266 million (including commission costs) pursuant to this authorization. There were no repurchases in the first or second quarter of fiscal year 2021. As of March 31, 2021, the amount remaining available for repurchases under this common stock repurchase authorization was $59 million. On March 25, 2020, the company suspended activity under its share repurchase program as a result of uncertainties in the global economy due to the COVID-19 pandemic.
On November 2, 2018, the Board of Directors authorized the repurchase of up to $200 million of the company's common stock and up to $100 million aggregate principal amount of any of the company's debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company's debt covenants. The remaining authority under the common stock repurchase authorization was superseded by the July 2019 authorization described above. As of March 31, 2021 and September 30, 2020, the amount remaining available for repurchase under this debt repurchase authorization was $76 million.
In November 2020, we filed a shelf registration statement with the Securities and Exchange Commission ("SEC"), registering an indeterminate amount of debt and/or equity securities that we may offer in one or more offerings on terms to be determined at the time of sale.
Accumulated Other Comprehensive Loss ("AOCL")
The components of AOCL and the changes in AOCL by components, net of tax, for the three months ended March 31, 2021 and 2020 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at December 31, 2020	$(74)	$(480)	$(1)	$(555)
Other comprehensive income before reclassification	(22)	—	—	(22)
Amounts reclassified from accumulated other comprehensive loss	—	2	—	2
Net current-period other comprehensive income	(22)	2	—	(20)
Balance at March 31, 2021	$(96)	$(478)	$(1)	$(575)

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(9)	(a)
Actuarial losses	11	(a)
	2	Total before tax
	—	Tax benefit
Total reclassifications for the period	$2	Net of tax
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 15 for additional details), which is recorded in other income (expense), net.

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at December 31, 2019	$(86)	$(569)	$—	$(655)
Other comprehensive income before reclassification	(56)	—	(3)	(59)
Amounts reclassified from accumulated other comprehensive loss	—	2	(2)	—
Net current-period other comprehensive income	(56)	2	(5)	(59)
Balance at March 31, 2020	$(142)	$(567)	$(5)	$(714)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(9)	(b)
Actuarial losses	11	(b)
	2	Total before tax
	—	Tax benefit
Total reclassifications for the period	$2	Net of tax
(b) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 15 for additional details), which is recorded in other income (expense), net.

The components of AOCL and the changes in AOCL by components, net of tax, for the six months ended March 31, 2021 and 2020 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2020	$(129)	$(483)	$(2)	$(614)
Other comprehensive income before reclassification	33	1	1	35
Amounts reclassified from accumulated other comprehensive loss	—	4	—	4
Net current-period other comprehensive income	33	5	1	39
Balance at March 31, 2021	$(96)	$(478)	$(1)	$(575)

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(18)	(a)
Actuarial losses	22	(a)
	4	Total before tax
	—	Tax benefit
Total reclassifications for the period	$4	Net of tax
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 15 for additional details), which is recorded in other income (expense), net.

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2019	$(107)	$(572)	$(2)	$(681)
Other comprehensive income before reclassification	(35)	—	(3)	(38)
Amounts reclassified from accumulated other comprehensive loss	—	5	—	5
Net current-period other comprehensive income	(35)	5	(3)	(33)
Balance at March 31, 2020	$(142)	$(567)	$(5)	$(714)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(18)	(b)
Actuarial losses	23	(b)
	5	Total before tax
	—	Tax benefit
Total reclassifications for the period	$5	Net of tax
(b) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 15 for additional details), which is recorded in other income (expense), net.

18. Business Segment Information
Segment information is summarized as follows (in millions):

	Commercial Truck	Aftermarket & Industrial	Eliminations	Total
Three Months Ended March 31, 2021
External Sales	$742	$241	$—	$983
Intersegment Sales	35	6	(41)	—
Total Sales	$777	$247	$(41)	$983
Three Months Ended March 31, 2020 (1)
External Sales	$598	$273	$—	$871
Intersegment Sales	33	4	(37)	—
Total Sales	$631	$277	$(37)	$871

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Commercial Truck	Aftermarket & Industrial	Eliminations	Total
Six Months Ended March 31, 2021
External Sales	$1,402	$470	$—	$1,872
Intersegment Sales	66	11	(77)	—
Total Sales	$1,468	$481	$(77)	$1,872
Six Months Ended March 31, 2020 (1)
External Sales	$1,229	$543	$—	$1,772
Intersegment Sales	65	9	(74)	—
Total Sales	$1,294	$552	$(74)	$1,772
(1) Amounts for the three and six months ended March 31, 2020 have been recast to reflect reportable segment changes.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020 (2)	2021	2020 (2)
Segment adjusted EBITDA:
Commercial Truck	$73	$58	$136	$115
Aftermarket & Industrial	34	46	69	85
Segment adjusted EBITDA	107	104	205	200
Unallocated legacy and corporate expense, net (1)	4	3	8	5
Interest expense, net	(17)	(16)	(45)	(30)
Provision for income taxes	(22)	(73)	(29)	(86)
Depreciation and amortization	(25)	(26)	(52)	(50)
Noncontrolling interests	(3)	(1)	(4)	(3)
Loss on sale of receivables	(1)	(1)	(2)	(2)
Restructuring	(2)	(10)	(8)	(15)
Brazil VAT Credit (3)	22	—	22	—
Transaction costs	—	(5)	—	(5)
Income from WABCO distribution termination	—	265	—	265
Income from continuing operations attributable to Meritor, Inc.	$63	$240	$95	$279
(1)    Unallocated legacy and corporate income (expense), net represents items that are not directly related to the company's business segments. These items primarily include asbestos-related charges and settlements, pension and retiree medical costs associated with sold businesses, and other legacy costs for environmental and product liability.
(2) Amounts for the three and six months ended March 31, 2020 have been recast to reflect reportable segment changes.
(3) Amount relates to the one-time recognition of a value added tax credit in Brazil.

	March 31, 2021	September 30, 2020
Segment Assets:
Commercial Truck	$1,920	$1,666
Aftermarket & Industrial	679	658
Total segment assets	2,599	2,324
Corporate (1)	737	714
Less: Accounts receivable sold under off-balance sheet factoring programs (2)	(196)	(154)
Total assets	$3,140	$2,884
(1) Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.
(2) At March 31, 2021 and September 30, 2020, segment assets include $196 million and $154 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 7). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

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
COVID-19 Pandemic Update
In March 2020 the World Health Organization declared a global health pandemic related to the outbreak of a novel coronavirus. The COVID-19 pandemic adversely affected our financial performance in the second, third and fourth quarters of fiscal year 2020, and could have an impact on the second half of fiscal year 2021. In response to the COVID-19 pandemic, government health officials at times recommended and mandated precautions to mitigate the spread of the virus, including shelter-in-place orders, prohibitions on public gatherings and other similar measures. The company has been operating as an essential business in the U.S. All of our facilities were fully operational at the end of fiscal year 2020 and during the first and second quarter of fiscal year 2021. Our salaried employees are primarily working remotely until further notice. There is uncertainty around the duration and breadth of the COVID-19 pandemic, as well as the impact it will have on our operations, supply chain and demand for our products. As a result, the ultimate impact on our business, financial condition and operating results cannot be reasonably estimated at this time.

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
Operations

We have complied with various shelter-in-place and similar government orders in various locations around the world, as applicable. The impact of the COVID-19 pandemic led to suspended production in most of our global commercial truck manufacturing facilities during the second and third quarters of fiscal 2020. All of our facilities were fully operational by the end of fiscal year 2020 and during the first and second quarter of fiscal year 2021.

As we serve the transportation, industrial and defense industries, we continue to support customers who are actively engaged in the COVID-19 pandemic response. As the COVID-19 situation evolves, we will continue to monitor government and other mandates to understand the potential impact on our operations.

Change in Non-GAAP Measures
Beginning in the second quarter of fiscal year 2021, we revised our presentation of two non-GAAP measures, adjusted income (loss) from continuing operations and adjusted diluted earnings (loss) per share, to better align with the SEC’s guidance. An adjustment for non-cash tax expense related to the use of deferred tax assets in jurisdictions with net operating loss carryforwards or tax credits will no longer be included in these two non-GAAP measures; however the underlying availability and the benefits of the tax attributes to offset future taxable income has not changed. For comparability, references to prior period non-GAAP measures have been updated to show the effect of omitting this adjustment from adjusted income (loss) from continuing operations and adjusted diluted earnings (loss) per share.

2nd Quarter Fiscal Year 2021 Results
Our sales for the second quarter of fiscal year 2021 were $983 million, compared to $871 million in the same period in the prior fiscal year, an increase of 13 percent year over year. The increase in sales was primarily driven by higher global truck production in all markets, partially offset by the impact of the termination of our distribution arrangement with WABCO Holdings, Inc. ("WABCO"), which occurred late in the second quarter of fiscal year 2020.
Net income attributable to Meritor for the second quarter of fiscal year 2021 was $63 million compared to $241 million in the same period in the prior fiscal year. Lower net income year over year was driven primarily by $203 million of after-tax

MERITOR, INC.
income associated with the termination of our distribution arrangement with WABCO during the second quarter of fiscal year 2020, partially offset by the recognition of $15 million of after-tax income related to value added tax credits in our wholly-owned Brazilian subsidiary during the second quarter of fiscal year 2021 and cost reduction actions executed in the second half of fiscal year 2020.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the second quarter of fiscal year 2021 was $111 million compared to $107 million in the same period in the prior fiscal year. Our adjusted EBITDA margin (see Non-GAAP Financial Measures below) in the second quarter of fiscal year 2021 was 11.3 percent compared to 12.3 percent in the same period in the prior fiscal year. The increase in adjusted EBITDA year over year was driven primarily by higher sales and cost reduction actions executed in the second half of the prior fiscal year, partially offset by higher incentive compensation and freight costs. Adjusted EBITDA margin decreased year over year due primarily to increased incentive compensation expense.
Net income from continuing operations attributable to the company for the second quarter of fiscal year 2021 was $63 million compared to $240 million in the same period in the prior fiscal year. Adjusted income from continuing operations attributable to the company (see Non-GAAP Financial Measures below) for the second quarter of fiscal year 2021 was $50 million compared to $48 million in the same period in the prior fiscal year, as updated
Cash provided by operating activities was $63 million in the second quarter of fiscal year 2021 compared to cash provided by operating activities of $309 million in the second quarter of fiscal year 2020. The decrease in operating cash flow year over year was driven primarily by $265 million of cash received in fiscal year 2020 from the termination of the distribution arrangement with WABCO in the second quarter of fiscal year 2020.

Trends and Uncertainties
     Industry Production Volumes
The following table reflects estimated on-highway commercial truck production volumes for selected original equipment markets for the three and six months ended March 31, 2021 and 2020 based on available sources and management’s estimates.

	Three Months Ended March 31,		Percent	Six Months Ended March 31,		Percent
	2021	2020	Change	2021	2020	Change
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	69	61	13%	134	130	3%
North America, Medium-Duty Trucks	61	60	2%	123	120	2%
North America, Trailers	61	57	7%	117	136	(14)%
Western Europe, Heavy- and Medium-Duty Trucks	108	98	10%	222	204	9%
South America, Heavy- and Medium-Duty Trucks	33	22	50%	66	52	27%
India, Heavy- and Medium-Duty Trucks	55	43	28%	113	91	24%

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

China:
During fiscal year 2021, we expect production volumes to increase from the levels experienced in fiscal year 2020.

MERITOR, INC.

India:
During fiscal year 2021, we expect production volumes to significantly increase from the levels experienced in fiscal year 2020.

Industry-Wide Issues and Other Significant Issues
Our business continues to address a number of challenging industry-wide issues, including the following:
•Uncertainty regarding the duration and severity of the COVID-19 pandemic and its effects on public health, the global economy and financial markets, as well as our industry, operations, workforce, supply chains, distribution systems and demand for our products;
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

MERITOR, INC.
NON-GAAP FINANCIAL MEASURES
In addition to the results reported in accordance with accounting principles generally accepted in the United States ("GAAP"), we have provided information regarding non-GAAP financial measures. These non-GAAP financial measures include adjusted income (loss) from continuing operations attributable to the company, adjusted diluted earnings (loss) per share from continuing operations, adjusted EBITDA, adjusted EBITDA margin, segment adjusted EBITDA, segment adjusted EBITDA margin, free cash flow and free cash flow conversion.
Adjusted income (loss) from continuing operations attributable to the company and adjusted diluted earnings (loss) per share from continuing operations are defined as reported income (loss) from continuing operations and reported diluted earnings (loss) per share from continuing operations before restructuring expenses, asset impairment charges and other special items as determined by management. Adjusted EBITDA is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization, non-controlling interests in consolidated joint ventures, loss on sale of receivables, restructuring expenses, asset impairment charges and other special items as determined by management. Adjusted EBITDA margin is defined as adjusted EBITDA divided by consolidated sales from continuing operations. Segment adjusted EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, noncontrolling interests in consolidated joint ventures, loss on sale of receivables, restructuring expense, asset impairment charges and other special items as determined by management. Segment adjusted EBITDA excludes unallocated legacy and corporate expense (income), net. Segment adjusted EBITDA margin is defined as segment adjusted EBITDA divided by consolidated sales from continuing operations, either in the aggregate or by segment as applicable. Free cash flow is defined as cash flows provided by (used for) operating activities less capital expenditures. Free cash flow conversion is defined as free cash flow over adjusted income from continuing operations attributable to the company. Beginning in the second quarter of fiscal year 2021, the company will no longer include an adjustment for non-cash tax expense related to the use of deferred tax assets in jurisdictions with net operating loss carryforwards or tax credits in adjusted income (loss) from continuing operations and adjusted diluted earnings (loss) per share.
Management believes these non-GAAP financial measures are useful to both management and investors in their analysis of the company's financial position and results of operations. In particular, adjusted EBITDA, adjusted EBITDA margin, segment adjusted EBITDA, segment adjusted EBITDA margin, adjusted income (loss) from continuing operations attributable to the company, adjusted diluted earnings (loss) per share from continuing operations and free cash flow conversion are meaningful measures of performance to investors as they are commonly utilized to analyze financial performance in our industry, perform analytical comparisons, measure value creation, benchmark performance between periods and measure our performance against externally communicated targets.
Free cash flow is used by investors and management to analyze our ability to service and repay debt and return value directly to shareholders. Free cash flow conversion is a specific financial measure of our M2022 plan used to measure the company's ability to convert earnings to free cash flow and provides useful information about our ability to achieve strategic goals.
Management uses the aforementioned non-GAAP financial measures for planning and forecasting purposes, and segment adjusted EBITDA is also used as the primary basis for the Chief Operating Decision Maker ("CODM") to evaluate the performance of each of our reportable segments.
Our Board of Directors uses adjusted EBITDA margin, free cash flow, adjusted diluted earnings (loss) per share from continuing operations and free cash flow conversion as key metrics to determine management’s performance under our performance-based compensation plans, provided that, solely for this purpose, adjusted diluted earnings (loss) from continuing operations also includes an adjustment for the use of deferred tax assets in jurisdictions with net operating loss carryforwards or tax credits.
Adjusted income (loss) from continuing operations attributable to the company, adjusted diluted earnings (loss) per share from continuing operations, adjusted EBITDA, adjusted EBITDA margin, segment adjusted EBITDA, segment adjusted EBITDA margin and free cash flow conversion should not be considered a substitute for the reported results prepared in accordance with GAAP and should not be considered as an alternative to net income or cash flow conversion calculations as an indicator of our financial performance. Free cash flow and free cash flow conversion should not be considered a substitute for cash provided by (used for) operating activities, or other cash flow statement data prepared in accordance with GAAP, or as a measure of financial position or liquidity. In addition, these non-GAAP cash flow measures do not reflect cash used to repay debt or cash received from the divestitures of businesses or sales of other assets and thus do not reflect funds available for investment or other discretionary uses. These non-GAAP financial measures, as determined and presented by the company, may not be comparable to related or similarly titled measures reported by other companies. Set forth below are reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP.

MERITOR, INC.

Adjusted income (loss) from continuing operations attributable to the company and adjusted diluted earnings (loss) per share from continuing operations are reconciled to Income (loss) from continuing operations attributable to the company and Diluted earnings (loss) per share from continuing operations below (in millions, except per share amounts).

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020 (3)	2021	2020 (3)
Income from continuing operations attributable to the company	$63	$240	$95	$279
Restructuring	2	10	8	15
Loss on debt extinguishment	—	—	8	—
Income from WABCO distribution termination	—	(265)	—	(265)
Brazil VAT Credit (1)	(22)	—	(22)	—
Transaction costs	—	5	—	5
Tax effect of adjustments (2)	7	58	4	57
Adjusted income from continuing operations attributable to the company	$50	$48	$93	$91

Diluted earnings per share from continuing operations	$0.86	$3.19	$1.30	$3.58
Impact of adjustments on diluted earnings per share	(0.18)	(2.55)	(0.03)	(2.41)
Adjusted diluted earnings per share from continuing operations	$0.68	$0.64	$1.27	$1.17
(1) Amount relates to a pre-tax loss recovery, net of legal expenses, on the overpayment of VAT in Brazil.
(2) Amount for the three months ended March 31, 2021 includes $7 million of income tax expense related to the Brazil VAT credit. Amount for the six months ended March 31, 2021 includes $7 million of income tax expense related to the Brazil VAT credit, $2 million of income tax benefits for the loss on debt extinguishment and $1 million of income tax benefits related to restructuring. Amount for the three months ended March 31, 2020 includes $62 million of income tax expense related to the WABCO distribution arrangement termination, $3 million of income tax benefits related to restructuring and $1 million of income tax benefits related to AxleTech transaction costs. Amount for the six months ended March 31, 2020 includes $62 million of income tax expense related to the WABCO distribution arrangement termination, $4 million of income tax benefits related to restructuring and $1 million of income tax benefits related to AxleTech transaction costs.
(3) For comparability, amounts for the three and six months ended March 31, 2020 have been updated to show the effect of omitting the non-cash tax adjustment from the calculation of adjusted income from continuing operations attributable to the company and adjusted diluted earnings per share from continuing operations.

Free cash flow is reconciled to cash provided by operating activities below (in millions).

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Cash provided by operating activities	$63	$309	$107	$290
Capital expenditures	(16)	(17)	(26)	(33)
Free cash flow	$47	$292	$81	$257

Free cash flow / Net income from continuing operations attributable to the company	75%	122%	85%	92%

Free cash flow conversion (Free cash flow / Adjusted income from continuing operations attributable to the company)	94%	608%	87%	282%

MERITOR, INC.
Adjusted EBITDA and segment adjusted EBITDA are reconciled to net income attributable to Meritor, Inc. below (dollars in millions).

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income attributable to Meritor, Inc.	$63	$241	$95	$280
Income from discontinued operations, net of tax, attributable to Meritor, Inc.	—	(1)	—	(1)
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$63	$240	$95	$279

Interest expense, net	17	16	45	30
Provision for income taxes	22	73	29	86
Depreciation and amortization	25	26	52	50
Noncontrolling interests	3	1	4	3
Loss on sale of receivables	1	1	2	2
Restructuring	2	10	8	15
Transaction costs	—	5	—	5
Income from WABCO distribution termination	—	(265)	—	(265)
Brazil VAT Credit (1)	(22)	—	(22)	—
Adjusted EBITDA	$111	$107	$213	$205

Adjusted EBITDA margin (2)	11.3%	12.3%	11.4%	11.6%

Unallocated legacy and corporate expense (income), net (3)	(4)	(3)	(8)	(5)
Segment adjusted EBITDA	$107	$104	$205	$200

Commercial Truck (4)
Segment adjusted EBITDA	$73	$58	$136	$115
Segment adjusted EBITDA margin (5)	9.4%	9.2%	9.3%	8.9%

Aftermarket & Industrial (4)
Segment adjusted EBITDA	$34	$46	69	$85
Segment adjusted EBITDA margin (5)	13.8%	16.6%	14.3%	15.4%
(1) Amount relates to a pre-tax loss recovery, net of legal expenses, on the overpayment of VAT in Brazil.
(2) Adjusted EBITDA margin equals adjusted EBITDA divided by consolidated sales from continuing operations.
(3) Unallocated legacy and corporate expense (income), net represents items that are not directly related to the company's business segments. These items primarily include asbestos-related charges and settlements, pension and retiree medical costs associated with sold businesses, and other legacy costs for environmental and product liability.
(4) Amounts for the three and six months ended March 31, 2020 have been recast to reflect reportable segment changes.
(5) Segment adjusted EBITDA margin equals segment adjusted EBITDA divided by consolidated sales from continuing operations, either in the aggregate or by segment as applicable.

MERITOR, INC.
Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

   Sales
The following table reflects total company and business segment sales for the three months ended March 31, 2021 and 2020 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Three Months Ended March 31,				Dollar Change Due To
	2021	2020 (1)	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck
North America	$381	$346	$35	10%	$—	$35
Europe	171	140	31	22%	15	16
South America	81	50	31	62%	(16)	47
China	34	26	8	31%	3	5
India	50	22	28	127%	(1)	29
Other	25	14	11	79%	2	9
Total External Sales	$742	$598	$144	24%	$3	$141
Intersegment Sales	35	33	2	6%	3	(1)
Total Sales	$777	$631	$146	23%	$6	$140

Aftermarket & Industrial
North America	$196	$231	$(35)	(15)%	$—	$(35)
Europe	43	42	1	2%	3	(2)
Other	2	—	2	N/A	—	2
Total External Sales	$241	$273	$(32)	(12)%	$3	$(35)
Intersegment Sales	6	4	2	50%	2	—
Total Sales	$247	$277	$(30)	(11)%	$5	$(35)

Total External Sales	$983	$871	$112	13%	$6	$106
(1) Amounts for the three months ended March 31, 2020 have been recast to reflect reportable segment changes.
Commercial Truck sales were $777 million in the second quarter of fiscal year 2021, up 23 percent compared to the second quarter of fiscal year 2020. The increase in sales in the second quarter of fiscal year 2021 was primarily driven by higher global truck production in all markets.

Aftermarket & Industrial sales were $247 million in the second quarter of fiscal year 2021, down 11 percent compared to the second quarter of fiscal year 2020. The decrease in sales in the second quarter of fiscal year 2021 was primarily due to the impact from the termination of the WABCO distribution arrangement which occurred late in the second quarter of fiscal year 2020.

MERITOR, INC.

	Three Months Ended March 31,
	2021	2020	Dollar Change	% Change
Sales	$983	$871	$112	13%
Cost of sales	(835)	(757)	78	10%
GROSS PROFIT	148	114	34	30%
Selling, general and administrative	(69)	(59)	10	17%
Income from WABCO distribution termination	—	265	(265)	N/A
Other operating expense, net	(2)	(10)	(8)	(80)%
Other income, net	23	14	9	64%
Equity in earnings of affiliates	5	6	(1)	(17)%
Interest expense, net	(17)	(16)	1	6%
INCOME BEFORE INCOME TAXES	88	314	(226)	(72)%
Provision for income taxes	(22)	(73)	(51)	(70)%
INCOME FROM CONTINUING OPERATIONS	66	241	(175)	(73)%
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	1	(1)	(100)%
NET INCOME	66	242	(176)	(73)%
Less: Net income attributable to noncontrolling interests	(3)	(1)	2	(200)%
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$63	$241	$(178)	(74)%

Cost of Sales and Gross Profit
Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended March 31, 2021 was $835 million compared to $757 million in the same period in the prior fiscal year, representing an increase of 10 percent, primarily driven by increased market volumes. Total cost of sales was 84.9 percent and 86.9 percent of sales for the three-month periods ended March 31, 2021 and 2020, respectively.
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel, and purchased components. Material costs for the three months ended March 31, 2021 increased $56 million compared to the same period in the prior fiscal year due to higher volumes and increased freight costs.
Labor and overhead costs for the three months ended March 31, 2021 increased by $22 million compared to the same period in the prior fiscal year primarily due to higher volume in our North American and European locations.
Other, net for the three months ended March 31, 2021 was flat compared to the same period in the prior fiscal year.
Gross profit was $148 million and $114 million for the three-month periods ended March 31, 2021 and 2020, respectively. Gross profit as a percentage of sales was 15.1 percent and 13.1 percent for the three-month periods ended March 31, 2021 and 2020, respectively.
Other Income Statement Items
Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2021 and 2020 were $69 million and $59 million, respectively. SG&A was higher in the second quarter of fiscal year 2021 primarily due to increased incentive compensation costs.
Other income, net for the three months ended March 31, 2021 and 2020 were $23 million and $14 million, respectively. Other income, net was higher in the second quarter of fiscal year 2021 primarily due to the recognition of $10 million of other income related to value-added tax credits in our wholly-owned Brazilian subsidiary during the second quarter of fiscal year 2021.
Provision for income taxes was $22 million for the three months ended March 31, 2021 compared to $73 million in the same period in the prior fiscal year. The decrease in tax expense is primarily related to the tax effect of the proceeds received from the termination of the WABCO distribution agreement during the second quarter of fiscal year 2020, partially offset by the tax effect of the Brazilian VAT credits recorded in the second quarter of fiscal year 2021.

MERITOR, INC.

Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins
The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for the three months ended March 31, 2021 and 2020 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Three Months Ended March 31,			Three Months Ended March 31,
	2021	2020 (1)	Change	2021	2020 (1)	Change
Commercial Truck	$73	$58	$15	9.4%	9.2%	0.20	pts
Aftermarket & Industrial	34	46	(12)	13.8%	16.6%	(2.80)	pts
Segment adjusted EBITDA	$107	$104	$3	10.9%	11.9%	(1.00)	pts
(1) Amounts for the three months ended March 31, 2020 have been recast to reflect reportable segment changes.

Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck	Aftermarket & Industrial	TOTAL
Segment adjusted EBITDA– Quarter ended March 31, 2020 (1)	$58	$46	$104
Higher short-and long-term variable compensation	(14)	(5)	(19)
Lower earnings from unconsolidated affiliates	(1)	—	(1)
Impact of foreign currency exchange rates	(6)	1	(5)
Volume, mix, pricing and other	36	(8)	28
Segment adjusted EBITDA – Quarter ended March 31, 2021	$73	$34	$107
(1) Amounts for the three months ended March 31, 2020 have been recast to reflect reportable segment changes.

Commercial Truck segment adjusted EBITDA was $73 million in the second quarter of fiscal year 2021, up $15 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin increased from 9.2 percent in the second quarter of fiscal year 2020 to 9.4 percent in the second quarter of fiscal year 2021. The increase in segment adjusted EBITDA and segment adjusted EBITDA margin was driven primarily by conversion on higher revenue and cost reduction actions, partially offset by higher incentive compensation and freight costs.

Aftermarket & Industrial segment adjusted EBITDA was $34 million in the second quarter of fiscal year 2021, down $12 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin decreased from 16.6 percent in the second quarter of fiscal year 2020 to 13.8 percent in the second quarter of fiscal year 2021. The decrease in segment adjusted EBITDA and segment adjusted EBITDA margin was driven primarily by the impact from the termination of the WABCO distribution arrangement during the second quarter of fiscal year 2020 and increased incentive compensation costs, partially offset by cost reduction actions.

MERITOR, INC.
Results of Operations
Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020

   Sales
The following table reflects total company and business segment sales for the six months ended March 31, 2021 and 2020 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Six Months Ended March 31,				Dollar Change Due To
	2021	2020 (1)	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck
North America	$727	$713	$14	2%	$—	$14
Europe	344	281	63	22%	29	34
South America	137	103	34	33%	(35)	69
China	64	60	4	7%	5	(1)
India	83	44	39	89%	(2)	41
Other	47	28	19	68%	3	16
Total External Sales	$1,402	$1,229	$173	14%	$—	$173
Intersegment Sales	66	65	1	2%	5	(4)
Total Sales	$1,468	$1,294	$174	13%	$5	$169

Aftermarket & Industrial
North America	$383	$456	$(73)	(16)%	$—	$(73)
Europe	85	85	—	—%	6	(6)
Other	2	2	—	—%	—	—
Total External Sales	$470	$543	$(73)	(13)%	$6	$(79)
Intersegment Sales	11	9	2	22%	4	(2)
Total Sales	$481	$552	$(71)	(13)%	$10	$(81)

Total External Sales	$1,872	$1,772	$100	6%	$6	$94
(1) Amounts for the six months ended March 31, 2020 have been recast to reflect reportable segment changes.
Commercial Truck sales were $1,468 million in the first six months of fiscal year 2021, up 13% percent compared to the first six months of fiscal year 2020, driven by higher global truck production in all markets.
Aftermarket & Industrial sales were $481 million in the first six months of fiscal year 2021, down 13% percent compared to the first six months of fiscal year 2020 primarily due to the impact from the termination of the WABCO distribution arrangement.

MERITOR, INC.

	Six Months Ended March 31,
	2021	2020	Dollar Change	% Change
Sales	$1,872	$1,772	$100	6%
Cost of sales	(1,609)	(1,531)	78	5%
GROSS PROFIT	263	241	22	9%
Selling, general and administrative	(134)	(129)	5	4%
Income from WABCO distribution termination	—	265	(265)	N/A
Other operating expense, net	(9)	(15)	(6)	(40)%
Other income, net	37	24	13	54%
Equity in earnings of affiliates	16	12	4	33%
Interest expense, net	(45)	(30)	15	50%
INCOME BEFORE INCOME TAXES	128	368	(240)	(65)%
Provision for income taxes	(29)	(86)	(57)	(66)%
INCOME FROM CONTINUING OPERATIONS	99	282	(183)	(65)%
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	1	(1)	100%
NET INCOME	99	283	(184)	(65)%
Less: Net income attributable to noncontrolling interests	(4)	(3)	1	33%
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$95	$280	$(185)	(66)%

Cost of Sales and Gross Profit
Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the six months ended March 31, 2021 was $1,609 million compared to $1,531 million in the same period in the prior fiscal year, representing an increase of 5 percent, primarily due to higher production volumes. Total cost of sales was 86.0 percent and 86.4 percent of sales for the six-month periods ended March 31, 2021 and 2020, respectively.
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel, and purchased components. Material costs for the six months ended March 31, 2021 increased $47 million compared to the same period in the prior fiscal year due to increased volumes and higher freight costs.
Labor and overhead costs increased $33 million compared to the same period in the prior fiscal year primarily due to higher volumes in our U.S. and European locations.
Other, net for the six months ended March 31, 2021 decreased $2 million compared to the same period in the prior fiscal year.
Gross profit was $263 million and $241 million for the six-month periods ended March 31, 2021 and 2020, respectively. Gross profit as a percentage of sales was 14.0 percent and 13.6 percent for the six-month periods ended March 31, 2021 and 2020, respectively.
Other Income Statement Items
Selling, general and administrative expenses for the six months ended March 31, 2021 and 2020 were $134 million and $129 million, respectively. SG&A increased by $5 million primarily due to higher incentive costs and electrification costs, partly offset by cost reduction actions.
Other income, net for the six months ended March 31, 2021 and 2020 were $37 million and $24 million, respectively. Other income, net increased primarily due to the recognition of $10 million of other income related to value-added tax credits in our wholly-owned Brazilian subsidiary during the second quarter of fiscal year 2021.
Equity in earnings of affiliates was $16 million for the six months ended March 31, 2021 compared to $12 million in the same period in the prior year. The increase was primarily due to the recognition of a VAT credit of $6 million at our joint venture in Brazil during the first quarter of fiscal year 2021.

MERITOR, INC.
Interest expense, net for the six months ended March 31, 2021 and 2020 was $45 million and $30 million, respectively. The increase in interest expense, net is attributable to higher interest costs year over year as well as $8 million of debt extinguishment costs incurred in the first quarter of fiscal year 2021.

Provision for income taxes was $29 million in the first six months of fiscal year 2021 compared to $86 million in the same period in the prior fiscal year. The decrease in tax expense is primarily related to the tax effect of the proceeds received from the termination of the WABCO distribution arrangement during the second quarter of fiscal year 2020, partially offset by the tax effect of the Brazilian VAT credits recorded in the second quarter of fiscal year 2021.

Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins
The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for the six months ended March 31, 2021 and 2020 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Six Months Ended March 31,			Six Months Ended March 31,
	2021	2020 (1)	Change	2021	2020 (1)	Change
Commercial Truck	$136	$115	$21	9.3%	8.9%	0.4	pts
Aftermarket & Industrial	69	85	(16)	14.3%	15.4%	(1.1)	pts
Segment adjusted EBITDA	$205	$200	$5	11.0%	11.3%	(0.3)	pts
(1) Amounts for the six months ended March 31, 2020 have been recast to reflect reportable segment changes.

Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck	Aftermarket & Industrial	TOTAL
Segment adjusted EBITDA– Six Months Ended March 31, 2020 (1)	$115	$85	$200
Higher short-and long-term variable compensation	(17)	(6)	(23)
Higher earnings from unconsolidated affiliates	4	—	4
Impact of foreign currency exchange rates	(13)	4	(9)
Volume, mix, pricing and other	47	(14)	33
Segment adjusted EBITDA - Six Months Ended March 31, 2021	$136	$69	$205
(1) Amounts for the six months ended March 31, 2020 have been recast to reflect reportable segment changes.

Commercial Truck segment adjusted EBITDA was $136 million in the first six months of fiscal year 2021, up $21 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin increased from 8.9 percent in the first six months of fiscal year 2020 to 9.3 percent in the first six months of fiscal year 2021. The increase in segment adjusted EBITDA and segment adjusted EBITDA margin was driven primarily by conversion on higher revenue, and cost reduction actions, partially offset by higher incentive compensation, freight and electrification costs.
Aftermarket & Industrial segment adjusted EBITDA was $69 million in the first six months of fiscal year 2021, down $16 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin decreased from 15.4 percent in the first six months of fiscal year 2020 to 14.3 percent in the first six months of fiscal year 2021. The decrease in segment adjusted EBITDA and segment adjusted EBITDA margin was driven primarily by the impact from the termination of the WABCO distribution arrangement and higher incentive compensation costs, partially offset by cost reduction actions.

MERITOR, INC.
Financial Condition
Cash Flows (in millions)

	Six Months Ended March 31,
	2021	2020
OPERATING CASH FLOWS
Income from continuing operations	$99	$282
Depreciation and amortization	52	50
Deferred income tax expense (benefit)	2	(4)
Restructuring costs	8	15
Stock compensation expense	10	1
Equity in earnings of affiliates	(16)	(12)
Pension and retiree medical income	(26)	(21)
Loss on debt extinguishment	8	—
Dividends received from equity method investments	2	—
Pension and retiree medical contributions	(6)	(7)
Restructuring payments	(8)	(15)
Proceeds from WABCO distribution termination	—	265
Income from WABCO distribution termination	—	(265)
Changes in receivables, inventories and accounts payable	(63)	(8)
Changes in off-balance sheet accounts receivable factoring	35	20
Changes in other current assets and liabilities	5	(49)
Changes in other assets and liabilities	5	38
Cash flows provided by continuing operations	107	290
Cash flows used for discontinued operations	—	—
CASH PROVIDED BY OPERATING ACTIVITIES	$107	$290

Cash provided by operating activities in the first six months of fiscal year 2021 was $107 million compared to $290 million in the same period of fiscal year 2020. The decrease in cash provided by operating activities was due to $265 million of cash received from the WABCO distribution arrangement termination in the second quarter of fiscal year 2020.

	Six Months Ended March 31,
	2021	2020
INVESTING CASH FLOWS
Capital expenditures	$(26)	$(33)
Cash paid for acquisition of TransPower, net of cash acquired	—	(13)
Other investing activities	(3)	9
CASH USED FOR INVESTING ACTIVITIES	$(29)	$(37)

Cash used for investing activities was $29 million in the first six months of fiscal year 2021 compared to $37 million in the same period in fiscal year 2020.

MERITOR, INC.

	Six Months Ended March 31,
	2021	2020
FINANCING CASH FLOWS
Securitization	$—	$96
Borrowings against revolving line of credit	—	304
Proceeds from debt issuance	275	—
Redemption of notes	(281)	—
Redemption of convertible notes	(53)	—
Debt issuance costs	(5)	—
Term loan payments	(7)	(4)
Other financing activities	(1)	(1)
Net change in debt	(72)	395
Repurchase of common stock	—	(241)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$(72)	$154

Cash used for financing activities was $72 million in the first six months of fiscal year 2021 compared to cash provided by financing activities of $154 million in the same period of fiscal year 2020. The increase in cash used for financing activities is primarily related to the redemption of $275 million aggregate principal amount of our 6.25 Percent Notes due 2024 and the remaining $23 million of the 7.875 Percent Convertible Notes, partially offset by the issuance of $275 million aggregate principal amount of our 4.50 Percent Notes.

Liquidity
Our outstanding debt, net of discounts and unamortized debt issuance costs, where applicable, is summarized in the table below (in millions).

	March 31, 2021	September 30, 2020
Fixed-rate debt securities	$740	$741
Fixed-rate convertible notes	321	343
Unamortized discount on convertible notes	(27)	(29)
Term loan	159	166
Other borrowings	10	6
Total debt	$1,203	$1,227

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

MERITOR, INC.
Sources of liquidity as of March 31, 2021, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 3/31/2021	Readily Available as of 3/31/2021	Current Expiration
On-balance sheet arrangements:
Senior secured revolving credit facility (1)	$685	$—	$276	June 2024 (1)
Committed U.S. accounts receivable securitization (2)	110	4	106	March 2024
Total on-balance sheet arrangements	$795	$4	$382
Off-balance sheet arrangements: (2)
Committed Swedish factoring facility (3)(4)	$183	$105	$—	March 2024
Committed U.S. factoring facility (3)	75	44	—	February 2023
Uncommitted U.K. factoring facility	29	5	—	February 2022
Uncommitted Italy factoring facility	35	22	—	June 2022
Other uncommitted factoring facilities (5)	N/A	20	N/A	N/A
Total off-balance sheet arrangements	$322	$196	$—
Total available sources	$1,117	$200	$382
(1)The availability under the senior secured revolving credit facility is subject to a priority debt-to-EBITDA ratio covenant, as measured on the last day of the quarter based on trailing twelve month EBITDA as defined in the credit agreement. Availability was constrained on the last day of the second quarter of fiscal year 2021 due primarily to lower EBITDA in the third and fourth quarters of fiscal year 2020, which were impacted by the COVID-19 pandemic. The company has full availability until the next measurement point at the end of the third quarter of fiscal year 2021. The facility will expire in November 2023 if the outstanding principal amount of the 6.25 percent notes due 2024 is greater than $75 million at that time.
(2)Availability subject to adequate eligible accounts receivable available for sale. On March 31, 2021, the U.S. accounts receivable securitization facility with PNC bank was increased from $95 million to $110 million.
(3)Actual amounts may exceed the bank's commitment at the bank's discretion.
(4)The facility is backed by a 364-day liquidity commitment from Nordea Bank through June 22, 2021.
(5)There is no explicit facility size under the agreement, but the counterparty approves the purchase of receivable tranches at its discretion.
Cash and Liquidity Needs – At March 31, 2021, we had $321 million in cash and cash equivalents. Of our total cash held in jurisdictions outside of the U.S, we plan to repatriate approximately $38 million of cash, with respect to which no withholding taxes are expected to be owed. Of our total cash held in jurisdictions outside of the U.S., $29 million, if repatriated, could result in withholding taxes. In addition, we plan to utilize ongoing cash flow from domestic operations and external borrowings, to meet our liquidity needs in the U.S.
On March 31, 2021, the U.S. accounts receivable securitization facility with PNC bank was increased from $95 million to $110 million.
Our availability under the senior secured revolving credit facility is subject to a priority debt-to-EBITDA ratio covenant, as defined in the credit agreement, which may limit our borrowings under such agreement as of each quarter end. As long as we are in compliance with this covenant as of the quarter end, we have full availability under the senior secured revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our senior secured revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our senior secured revolving credit facility. At March 31, 2021, we were in compliance with the priority debt-to-EBITDA ratio covenant with a ratio of approximately 0.81x, which includes the income we recognized related to the termination of the WABCO distribution arrangement.
Equity Repurchase Authorization – On November 7, 2019, the Board of Directors authorized the repurchase of up to $325 million of the company's common stock, which was an increase from the prior $250 million authorization approved on July 26, 2019. Repurchases can be made from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. On March 25, 2020, we suspended activity under our share repurchase program as a result of uncertainties in the global economy due to the COVID-19 pandemic. As of March 31, 2021 and September 30, 2020, the amount remaining available for repurchases under this common stock repurchase authorization was $59 million.

MERITOR, INC.
Debt Repurchase Authorization – On November 2, 2018, our Board of Directors authorized the repurchase of up to $100 million aggregate principal amount of any of our debt securities (including convertible debt securities) from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and our debt covenants. The amount remaining available for repurchases under this repurchase authorization was $76 million as of March 31, 2021 and September 30, 2020.

On May 4, 2021, we issued a notice of redemption for all of the remaining $175 million principal amount of the 6.25 Percent Notes due 2024. The redemption will be made pursuant to a special authorization from the Board of Directors. Refer to Note 13 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
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
Other – Refer to Note 13 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
Credit Ratings – At May 3, 2021, our Standard & Poor’s corporate credit rating and senior unsecured credit rating were BB and BB-, respectively, and our Moody’s Investors Service corporate credit rating and senior unsecured credit rating were Ba3 and B1, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
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

MERITOR, INC.

Statement of Operations Information	Six Months Ended March 31, 2021	Year ended September 30, 2020
Net Sales	$1,040	$1,863
Gross profit	112	188
Net income (loss) from continuing operations	(5)	190
Net income (loss)	(5)	191
Net income (loss) attributable to Meritor, Inc.	(5)	191

Balance Sheet Information	March 31, 2021	September 30, 2020
Current Assets	$585	$566
Non-current Assets	1,072	1,053
Current Liabilities	455	413
Non-current Liabilities	1,518	1,639

Redeemable Preferred Stock	—	—
Noncontrolling Interest	—	—

At March 31, 2021 and September 30, 2020, amounts owed by the Combined Entities to non-guarantor entities totaled approximately $32 million and $100 million, respectively, and amounts owed to the Combined Entities from non-guarantor entities totaled approximately $219 million and $156 million, respectively. For the six months ended March 31, 2021, intercompany sales from the Combined Entities to non-guarantor subsidiaries was $45 million. For the six months ended March 31, 2021, intercompany sales from non-guarantor subsidiaries to the Combined Entities was $77 million. For the year ended September 30, 2020, intercompany sales from the Combined Entities to non-guarantor subsidiaries was $79 million. For the year ended September 30, 2020, intercompany sales from non-guarantor subsidiaries to the Combined Entities was $102 million.

Off-Balance Sheet Arrangements
Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with a total amount utilized at March 31, 2021 of $196 million, of which $149 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $47 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.
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
Letter of Credit Facilities – There were $12 million and $8 million of off-balance sheet letters of credit outstanding through letter of credit facilities as of March 31, 2021 and September 30, 2020, respectively.
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
We use foreign currency forward contracts to minimize the earnings exposures arising from foreign currency exchange risk on foreign currency purchases and sales. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under this cash flow hedging program, we designate the foreign currency contracts as cash flow hedges of underlying foreign currency forecasted purchases and sales. Changes in the fair value of these contracts are recorded in Accumulated other comprehensive loss in the Condensed Consolidated Statement of Equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. These contracts have varying terms that extend through fiscal year 2025.
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

MERITOR, INC.

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change In
Foreign Currency Sensitivity:
Forward contracts in USD (1)	$(2.0)	$2.0	Fair Value
Forward contracts in Euro (1)	(1.3)	1.3	Fair Value
Foreign currency denominated debt (2)	0.9	(0.9)	Fair Value
Foreign currency option contracts in USD	0.5	—	Fair Value
Foreign currency option contracts in Euro	(0.1)	0.7	Fair Value

	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Change In
Interest Rate Sensitivity:
Debt – fixed rate (3)	$(41.7)	$44.3	Fair Value
Debt – variable rate	(0.8)	0.8	Cash flow
(1) Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.
(2)At March 31, 2021, the fair value of outstanding foreign currency denominated debt was $8.6 million. A 10% decrease in quoted currency exchange rates would result in a decrease of $0.9 million in foreign currency denominated debt. At March 31, 2021, a 10% increase in quoted currency exchange rates would result in an increase of $0.9 million in foreign currency denominated debt.
(3)At March 31, 2021, the fair value of outstanding debt was $1,323 million. A 50 basis points decrease in quoted interest rates would result in an increase of $44.3 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in a decrease of $41.7 million in the fair value of fixed rate debt.

MERITOR, INC.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. There were no shares withheld in the second quarter of fiscal year 2021 to satisfy tax obligations for exercise of options. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the second quarter of fiscal year 2021 to satisfy tax obligations upon the vesting of restricted shares. The company does not believe such purchases or transactions described above are issuer repurchases for the purposes of this Item 2 of Part II of this Quarterly Report on Form 10-Q.

MERITOR, INC.
Item 5. Other Information
Cautionary Statement
This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain outlooks, projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "estimate," "should," "are likely to be," "will" and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the duration and severity of the COVID-19 pandemic and its effects on public health, the global economy and financial markets, as well as our industry, operations, workforce, supply chains, distribution systems and demand for our products; reliance on major OEM customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to manage demand expectations in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on European markets or our European operations, or financing arrangements related thereto following the United Kingdom's decision to exit the European Union or, in the event one or more other countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, restrictive government actions regarding trade, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); risks related to our joint ventures; rising costs of pension benefits; the ability to achieve the expected benefits of strategic initiatives and restructuring actions; our ability to successfully integrate the products and technologies of Fabco Holdings, Inc., AA Gear Mfg., Inc., AxleTech and Transportation Power, Inc. and future results of such acquisitions, including their generation of revenue and their being accretive; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle production in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development and launch of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any proceedings or related liabilities with respect to environmental, asbestos-related, or other matters; possible changes in accounting rules; and other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

MERITOR, INC.
Item 6. Exhibits

3-a
Amended and Restated Articles of Incorporation of Meritor effective January 23, 2020, filed as Exhibit 3-a to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2019, is incorporated herein by reference.

3-b**	Amended and Restated By-laws of Meritor effective February 28, 2021.
10-a**
Eleventh Amendment to the Receivables Purchase Agreement dated as of March 31, 2021, by and among ArvinMeritor Receivables Corporation, as Seller, Meritor, Inc., as Initial Servicer, and PNC Bank, National Association, as a Related Committed Purchaser, as an LC Participant, as a Purchaser Agent, as LC Bank and as Administrator.

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

MERITOR, INC.

Date:	May 4, 2021	By:	/s/	Hannah S. Lim-Johnson
Hannah S. Lim-Johnson
Senior Vice President, Chief Legal Officer and Corporate Secretary
(For the registrant)

Date:	May 4, 2021	By:	/s/	Carl D. Anderson II
Carl D. Anderson II
Senior Vice President, Chief Financial Officer

Date:	May 4, 2021	By:	/s/	Paul D. Bialy
Paul D. Bialy
Vice President, Chief Accounting Officer