Form 10-Q
period 2021-07-04
MERITOR, INC.
filed 2021-08-04
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 4, 2021

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
70,143,303 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on August 3, 2021.

MERITOR, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)
Sales	$1,016	$514	$2,888	$2,286
Cost of sales	(884)	(486)	(2,493)	(2,017)
GROSS PROFIT	132	28	395	269
Selling, general and administrative	(69)	(52)	(203)	(181)
Income from WABCO distribution termination	—	—	—	265
Other operating expense, net	(4)	(17)	(13)	(32)
OPERATING INCOME (LOSS)	59	(41)	179	321
Other income, net	12	12	49	36
Equity in earnings of affiliates	8	(1)	24	11
Interest expense, net	(20)	(17)	(65)	(47)
INCOME (LOSS) BEFORE INCOME TAXES	59	(47)	187	321
Benefit (provision) for income taxes	(14)	13	(43)	(73)
INCOME (LOSS) FROM CONTINUING OPERATIONS	45	(34)	144	248
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	1
NET INCOME (LOSS)	45	(34)	144	249
Less: Net income attributable to noncontrolling interests	(3)	(2)	(7)	(5)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$42	$(36)	$137	$244
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.
Net income (loss) from continuing operations	$42	$(36)	$137	$243
Income from discontinued operations	—	—	—	1
Net income (loss)	$42	$(36)	$137	$244
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.58	$(0.50)	$1.90	$3.26
Discontinued operations	—	—	—	0.01
Basic earnings (loss) per share	$0.58	$(0.50)	$1.90	$3.27
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.58	$(0.50)	$1.87	$3.19
Discontinued operations	—	—	—	0.01
Diluted earnings (loss) per share	$0.58	$(0.50)	$1.87	$3.20

Basic average common shares outstanding	72.0	72.1	72.2	74.6
Diluted average common shares outstanding	72.8	72.1	73.2	76.3
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)
Net income (loss)	$45	$(34)	$144	$249
Other comprehensive income (loss):
Foreign currency translation adjustments:
Attributable to Meritor, Inc.	15	10	48	(25)
Attributable to noncontrolling interests	—	(2)	—	(2)
Pension and other postretirement benefit related adjustments	3	3	8	8
Unrealized gain (loss) on cash flow hedges	—	—	1	(3)
Other comprehensive income (loss), net of tax	18	11	57	(22)
Total comprehensive income (loss)	63	(23)	201	227
Less: Comprehensive income attributable to noncontrolling interests	(3)	—	(7)	(3)
Comprehensive income (loss) attributable to Meritor, Inc.	$60	$(23)	$194	$224
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2021	September 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$138	$315
Receivables, trade and other, net	635	479
Inventories	563	435
Other current assets	61	54
TOTAL CURRENT ASSETS	1,397	1,283
NET PROPERTY	506	515
GOODWILL	510	501
OTHER ASSETS	632	585
TOTAL ASSETS	$3,045	$2,884
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term debt	$19	$39
Accounts and notes payable	633	423
Other current liabilities	288	264
TOTAL CURRENT LIABILITIES	940	726
LONG-TERM DEBT	1,011	1,188
RETIREMENT BENEFITS	166	196
OTHER LIABILITIES	273	279
TOTAL LIABILITIES	2,390	2,389
COMMITMENTS AND CONTINGENCIES (See Note 16)

EQUITY:
Common stock (June 30, 2021 and September 30, 2020, 104.0 and 103.7 shares issued and 71.6 and 72.3 shares outstanding, respectively)	106	105
Additional paid-in capital	792	808
Retained earnings	873	736
Treasury stock, at cost (June 30, 2021 and September 30, 2020, 32.4 and 31.4 shares, respectively)	(598)	(573)
Accumulated other comprehensive loss	(557)	(614)
Total equity attributable to Meritor, Inc.	616	462
Noncontrolling interests	39	33
TOTAL EQUITY	655	495
TOTAL LIABILITIES AND EQUITY	$3,045	$2,884
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Nine Months Ended June 30,
	2021	2020
	(Unaudited)
OPERATING ACTIVITIES
Net income	$144	$249
Less: Income from discontinued operations, net of tax	—	1
Income from continuing operations	144	248
Adjustments to income from continuing operations to arrive at cash provided by operating activities:
Depreciation and amortization	78	74
Deferred income tax expense (benefit)	1	(4)
Restructuring costs	9	27
Stock compensation expense	14	3
Equity in earnings of affiliates	(24)	(11)
Pension and retiree medical income	(39)	(31)
Loss on debt extinguishment	11	—
Dividends received from equity method investments	7	8
Pension and retiree medical contributions	(8)	(11)
Restructuring payments	(11)	(21)
Changes in off-balance sheet accounts receivable securitization and factoring programs	35	(104)
Changes in receivables, inventories and accounts payable	(103)	11
Changes in other current assets and liabilities	26	(26)
Changes in other assets and liabilities	6	25
Operating cash flows provided by continuing operations	146	188
Operating cash flows used for discontinued operations	—	—
CASH PROVIDED BY OPERATING ACTIVITIES	146	188
INVESTING ACTIVITIES
Capital expenditures	(47)	(45)
Cash paid for acquisition of Transportation Power, Inc., net of cash acquired	—	(13)
Other investing activities	(3)	9
CASH USED FOR INVESTING ACTIVITIES	(50)	(49)
FINANCING ACTIVITIES
Securitization	—	(8)
Borrowings against revolving line of credit	—	304
Repayments of revolving line of credit	—	(304)
Redemption of notes	(458)	—
Proceeds from debt issuances	275	300
Repurchase of convertible notes	(53)	—
Debt issuance costs	(5)	(4)
Term loan payments	(9)	(6)
Other financing activities	(1)	(1)
Net change in debt	(251)	281
Repurchase of common stock	(25)	(241)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(276)	40
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	3	(7)
CHANGE IN CASH AND CASH EQUIVALENTS	(177)	172
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	315	108
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$138	$280
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions)
(Unaudited)

	Three months ended June 30, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at March 31, 2021	$106	$788	$831	$(573)	$(575)	$577	$36	$613
Comprehensive income	—	—	42	—	18	60	3	63
Equity based compensation expense	—	4	—		—	4	—	4
Repurchase of Common Stock	—	—	—	(25)	—	(25)	—	(25)
Ending Balance at June 30, 2021	$106	$792	$873	$(598)	$(557)	$616	$39	$655

	Three months ended June 30, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at March 31, 2020	$105	$803	$771	$(573)	$(714)	$392	$32	$424
Comprehensive income (loss)	—	—	(36)	—	13	(23)	—	(23)
Equity based compensation expense	—	2	—	—	—	2	—	2
Ending Balance at June 30, 2020	$105	$805	$735	$(573)	$(701)	$371	$32	$403
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions)
(Unaudited)

	Nine months ended June 30, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at September 30, 2020	$105	$808	$736	$(573)	$(614)	$462	$33	$495
Comprehensive income	—	—	137	—	57	194	7	201
Equity based compensation expense	—	14	—	—	—	14	—	14
Vesting of equity based awards	1	(1)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	(25)	—	(25)	—	(25)
Repurchase of convertible notes	—	(30)	—	—	—	(30)	—	(30)
Noncontrolling interest dividend	—	—	—	—	—	—	(1)	(1)
Other equity adjustments	—	1	—	—	—	1	—	1
Ending Balance at June 30, 2021	$106	$792	$873	$(598)	$(557)	$616	$39	$655

	Nine Months Ended June 30, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at September 30, 2019	$104	$803	$491	$(332)	$(681)	$385	$30	$415
Comprehensive income (loss)	—	—	244	—	(20)	224	3	227
Equity based compensation expense	—	3	—	—	—	3	—	3
Vesting of equity based awards	1	(1)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	(241)	—	(241)	—	(241)
Noncontrolling interest dividend	—	—	—	—	—	—	(1)	(1)
Ending Balance at June 30, 2020	$105	$805	$735	$(573)	$(701)	$371	$32	$403
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
In the opinion of the company, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited Consolidated Financial Statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020. The Condensed Consolidated Balance Sheet data as of September 30, 2020 was derived from audited financial statements but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended June 30, 2021 are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30, and its fiscal quarters generally end on the Sundays nearest December 31, March 31 and June 30. The third quarter of fiscal years 2021 and 2020 ended on July 4, 2021 and June 28, 2020, respectively. Fiscal year 2020 ended on September 27, 2020. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and June 30 are used consistently throughout this report to represent the fiscal year end and third fiscal quarter end, respectively.
COVID-19 Pandemic Update
In March 2020, the World Health Organization declared a global health pandemic related to the outbreak of a novel coronavirus. While the COVID-19 pandemic adversely affected our financial performance throughout most of fiscal year 2020 and the beginning of fiscal year 2021, the direct adverse impacts of the pandemic on our operations and financial performance started to dissipate over the course of the third fiscal quarter. All of our facilities have been fully operational since the end of fiscal year 2020 and our salaried employees are returning to work in person, in each case under enhanced safety guidelines. Although we are optimistic that the worst of the pandemic is behind us, the progression of the pandemic, and its direct and indirect impacts on our markets, operations and financial performance, have been unpredictable. As a result of this continued uncertainty, there may still be impacts on our industry, operations, workforce, supply chains, distribution systems and demand for our products in the future which cannot be reasonably estimated at this time.

2. Earnings per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted shares, restricted share units, performance share unit awards and convertible securities, if applicable.
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Basic average common shares outstanding	72.0	72.1	72.2	74.6
Impact of restricted shares, restricted share units and performance share units	0.8	—	1.0	0.9
Impact of convertible notes	—	—	—	0.8
Diluted average common shares outstanding (1)	72.8	72.1	73.2	76.3
(1) The potential effect of 0.6 million restricted shares and performance share units and 0.7 million shares issuable upon conversion of our convertibles notes are excluded from the diluted earnings per share calculation for the three months ended June 30, 2020 because inclusion in such a period would reduce the loss per share from continuing operations attributable to common shareholders.

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

4. Revenue
Disaggregation of revenue

In the following tables, revenue is disaggregated for each of our operating segments by primary geographical market for the three and nine months ended June 30, 2021 and 2020 (in millions).

	Three Months Ended June 30, 2021
Primary Geographical Market	Commercial Truck	Aftermarket & Industrial	Total
U.S.	$365	$183	$548
Canada	—	16	16
Mexico	49	6	55
Total North America	414	205	619
Sweden	65	—	65
Italy	61	4	65
United Kingdom	37	3	40
Other Europe	3	39	42
Total Europe	166	46	212
Brazil	82	1	83
China	41	—	41
India	30	—	30
Other Asia-Pacific	31	—	31
Total sales	$764	$252	$1,016

	Three Months Ended June 30, 2020
Primary Geographical Market	Commercial Truck	Aftermarket & Industrial	Total
U.S.	$147	$149	$296
Canada	—	12	12
Mexico	17	3	20
Total North America	164	164	328
Sweden	28	—	28
Italy	25	3	28
United Kingdom	15	1	16
Other Europe	2	29	31
Total Europe	70	33	103
Brazil	21	1	22
China	41	1	42
India	5	—	5
Other Asia-Pacific	14	—	14
Total sales	$315	$199	$514

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended June 30, 2021
Primary Geographical Market	Commercial Truck	Aftermarket & Industrial	Total
U.S.	$1,012	$530	$1,542
Canada	—	42	42
Mexico	129	16	145
Total North America	1,141	588	1,729
Sweden	216	—	216
Italy	172	14	186
United Kingdom	114	8	122
Other Europe	8	109	117
Total Europe	510	131	641
Brazil	219	2	221
China	105	1	106
India	113	—	113
Other Asia-Pacific	78	—	78
Total sales	$2,166	$722	$2,888

	Nine Months Ended June 30, 2020
Primary Geographical Market	Commercial Truck	Aftermarket & Industrial	Total
U.S.	$782	$566	$1,348
Canada	—	41	41
Mexico	95	13	108
Total North America	877	620	1,497
Sweden	153	—	153
Italy	116	10	126
United Kingdom	78	6	84
Other Europe	4	102	106
Total Europe	351	118	469
Brazil	124	2	126
China	101	1	102
India	49	1	50
Other Asia-Pacific	42	—	42
Total sales	$1,544	$742	$2,286

As of June 30, 2021 and September 30, 2020, Trade receivables, net, which are included in Receivables, trade and other, net, on the Condensed Consolidated Balance Sheet, were $575 million and $421 million, respectively.

For the three and nine months ended June 30, 2021 and June 30, 2020, the company had no material bad-debt expense. There were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of June 30, 2021 and September 30, 2020.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Restructuring Costs
Restructuring reserves, primarily related to unpaid employee termination benefits, were $5 million at June 30, 2021 and $10 million at September 30, 2020. Restructuring costs are recorded within Other operating expense, net within the Condensed Consolidated Statement of Operations. The changes in restructuring reserves for the nine months ended June 30, 2021 and 2020 are as follows (in millions):

	Employee Termination Benefits	Plant Shutdown & Other	Total
Balance at September 30, 2020	$10	$—	$10
Activity during the period:
Charges	6	3	9
Cash payments	(11)	—	(11)
Other	—	(3)	(3)
Total restructuring reserves at June 30, 2021	5	—	5
Less: non-current restructuring reserves	(1)	—	(1)
Restructuring reserves – current, at June 30, 2021	$4	$—	$4

Balance at September 30, 2019	$8	$—	$8
Activity during the period:
Charges	27	—	27
Cash payments	(21)	—	(21)
Total restructuring reserves at June 30, 2020	14	—	14
Less: non-current restructuring reserves	—	—	—
Restructuring reserves – current, at June 30, 2020	$14	$—	$14

Global Restructuring Programs Fiscal Year 2021: On November 11, 2020, the company approved a restructuring plan to close three U.S. manufacturing plants and one European administration office in its Aftermarket & Industrial segment and consolidate their operations into existing facilities. The site closures include:

• Chicago, Illinois
• Livermore, California
• Livonia, Michigan
• Zurich, Switzerland

The closures impact approximately 150 hourly and salaried workers. These restructuring plans are intended to optimize the company’s manufacturing footprint, reduce costs and increase efficiencies. With this restructuring plan, the company expects to incur up to $17 million in restructuring charges in the Aftermarket & Industrial segment, consisting of an impact on long-lived assets of $9 million, severance related costs of $5 million and other associated costs of $3 million. During the first nine months of fiscal year 2021, the company incurred $7 million in restructuring costs related to this plan. Restructuring actions associated with this plan are expected to be substantially complete by the end of 2021.

Global Restructuring Program Fiscal Year 2020: On June 2, 2020, the company approved and began executing a restructuring plan to reduce labor costs and align with current market forecasts. Under this plan, the company expects to incur approximately $13 million in employee severance costs that affects approximately eight percent of its global salaried positions, and will eliminate certain hourly roles. During fiscal year 2020, the company incurred $10 million in restructuring costs related to this plan of which $7 million was in the Commercial Truck segment and $3 million related to the Aftermarket & Industrial segment. During the first nine months of fiscal year 2021, the company incurred $2 million in restructuring costs related to this plan in the Commercial Truck segment. Restructuring actions associated with this plan are substantially complete.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Income Taxes
For the three months ended June 30, 2021, and 2020 the company recognized tax expense of $14 million and a tax benefit of $13 million, respectively. This resulted in effective tax rates of 24% and 28%, respectively. For the nine months ended June 30, 2021 and 2020, the company recognized tax expense of $43 million and $73 million, respectively. This resulted in an effective tax rate of 23% for both the nine months ended June 30, 2021 and 2020.

7. Accounts Receivable Factoring and Securitization
The company has a U.S. accounts receivable securitization facility with PNC Bank and participates in various accounts receivable factoring programs, primarily with Nordea Bank for trade receivables from AB Volvo, as follows:

	Current Expiration	Total Facility Size as of 6/30/21		Utilized as of 6/30/21		Utilized as of 9/30/20
		EUR	USD	EUR	USD	EUR	USD
On-balance sheet arrangement
Committed U.S. accounts receivable securitization (1)	March 2024	N/A	$110	N/A	$3	N/A	$3
Total on-balance sheet arrangement: (1)		N/A	$110	N/A	$3	N/A	$3
Off-balance sheet arrangements
Committed Swedish factoring facility (2)(3)	March 2024	€155	$184	€80	$95	€86	$100
Committed U.S. factoring facility (2)	February 2023	N/A	75	N/A	48	N/A	30
Uncommitted U.K. factoring facility	February 2022	25	30	7	8	1	1
Uncommitted Italy factoring facility	June 2022	30	35	15	18	8	9
Other uncommitted factoring facilities (4)	None	N/A	N/A	24	29	12	14
Total off-balance sheet arrangements		€210	$324	€126	$198	€107	$154
(1) Availability subject to adequate eligible accounts receivable available for sale. The utilized amount includes $3 million of letters of credit as of June 30, 2021 and $3 million as of September 30, 2020.
(2) Actual amounts may exceed the bank's commitment at the bank's discretion.
(3) The facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through June 22, 2022.
(4) There is no explicit facility size under the agreement, but the counterparty approves the purchase of receivable tranches at its discretion.
Off-balance sheet arrangements
Total costs associated with all of the off-balance sheet arrangements described above were $1 million for each of the three months ended June 30, 2021 and 2020. Total costs associated with all of the off-balance sheet arrangements described above were $3 million for each of the nine months ended June 30, 2021 and 2020, and are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

8. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	June 30, 2021	September 30, 2020
Finished goods	$138	$119
Work in process	50	38
Raw materials, parts and supplies	375	278
Total	$563	$435

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Net Property
     Net property is summarized as follows (in millions):

	June 30, 2021	September 30, 2020
Property at cost:
Land and land improvements	$33	$32
Buildings	241	228
Machinery and equipment	1,057	1,002
Company-owned tooling	162	151
Construction in progress	45	63
Total	1,538	1,476
Less: accumulated depreciation	(1,032)	(961)
Net property	$506	$515

10. Other Assets
Other assets are summarized as follows (in millions):

	June 30, 2021	September 30, 2020
Prepaid pension costs	$213	$179
Deferred income tax assets	31	30
Investments in non-consolidated joint ventures	124	107
Other	264	269
Other assets	$632	$585

11. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	June 30, 2021	September 30, 2020
Compensation and benefits	$121	$91
Product warranties	18	19
Other	149	154
Other current liabilities	$288	$264

Compensation and benefits includes the current portion of pension and retiree medical liability, accrued incentive compensation, salary and wages and accrued vacation, holiday and sick leave pay.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in product warranties is as follows (in millions):

	Nine Months Ended June 30,
	2021	2020
Total product warranties – beginning of period	$54	$50
Accruals for product warranties	15	11
Payments	(11)	(14)
Change in estimates and other	(7)	(3)
Total product warranties – end of period	51	44
Less: non-current product warranties	(33)	(29)
Product warranties – current	$18	$15

12. Other Liabilities
Other liabilities are summarized as follows (in millions):

	June 30, 2021	September 30, 2020
Asbestos-related liabilities (see Note 16)	$62	$67
Liabilities for uncertain tax positions	79	73
Product warranties (see Note 11)	33	35
Other	99	104
Other liabilities	$273	$279

13. Long-Term Debt
Long-Term debt, net of discounts where applicable, is summarized as follows (in millions):

	June 30, 2021	September 30, 2020
3.25 percent convertible notes due 2037	$321	$320
7.875 percent convertible notes due 2026	—	23
4.50 percent notes due 2028	270	—
6.25 percent notes due 2025	296	295
6.25 percent notes due 2024	—	446
Term loan due 2024	157	166
Finance lease obligation	11	6
Unamortized discount on convertible notes	(25)	(29)
Subtotal	1,030	1,227
Less: short-term debt	(19)	(39)
Long-term debt	$1,011	$1,188

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Redemption of 7.875 Percent Convertible Notes
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
Redemption of 6.25 Percent Notes due 2024
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

On June 3, 2021, the company redeemed the remaining $175 million principal amount of the 6.25 Percent Notes due 2024 for an aggregate purchase price of $180 million (including accrued interest of $3 million). The redemption price was equal to 101.042% of the principal amount of the 6.25 Percent Notes due 2024, plus accrued and unpaid interest thereon up to but excluding the redemption date of June 3, 2021. The redemption was accounted for as an extinguishment of debt, and accordingly the company recognized a loss on debt extinguishment of $3 million. The loss on extinguishment is recorded in the Condensed Consolidated Statement of Operations within Interest expense, net.
4.50 Percent Notes
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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The availability under the senior secured revolving credit facility is subject to a financial covenant based on the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, the U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA. The company is required to maintain a total priority-debt-to-EBITDA ratio, as defined in the credit agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement. Availability under the senior secured revolving credit facility was constrained to $499 million on the last day of the third quarter of fiscal year 2021 due primarily to lower EBITDA in the fourth quarter of fiscal year 2020, which was impacted by the COVID-19 pandemic. The company has full availability until the next measurement point at the end of the fourth quarter of fiscal year 2021.
At June 30, 2021 and September 30, 2020, there were no borrowings outstanding under the senior secured revolving credit facility. The senior secured revolving credit facility includes $100 million of availability for the issuance of letters of credit. At June 30, 2021 and September 30, 2020, there were no letters of credit outstanding under the senior secured revolving credit facility.
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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million per bank. As of June 30, 2021 and September 30, 2020, the company had $25 million and $16 million, respectively, outstanding under this program at more than one bank.

14. Financial Instruments
Fair values of financial instruments are summarized as follows (in millions):

	June 30, 2021		September 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$138	$138	$315	$315
Short-term debt	19	19	39	58
Long-term debt	1,011	1,099	1,188	1,259
Foreign currency option contracts (other assets)	—	—	1	1
Foreign exchange forward contracts (other assets)	1	1	—	—
Foreign exchange forward contracts (other liabilities)	—	—	1	1

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	June 30, 2021			September 30, 2020
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Assets
Foreign currency option contracts	$—	$—	$—	$1	$—	$1
Foreign exchange forward contracts	1	—	1	—	—	—
Derivative Liabilities
Foreign exchange forward contracts	—	—	—	1	—	1

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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

company's assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.
Fair value of financial instruments by the valuation hierarchy at June 30, 2021 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$138	$—	$—
Short-term debt	—	—	19
Long-term debt	—	949	150
Foreign exchange forward contracts (other assets)	—	1	—

Fair value of financial instruments by the valuation hierarchy at September 30, 2020 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$315	$—	$—
Short-term debt	—	43	15
Long-term debt	—	1,103	156
Foreign exchange forward contracts (other liabilities)	—	1	—
Foreign currency option contracts (other assets)	—	1	—

No transfers of assets between any of the Levels occurred during the three and nine months ended June 30, 2021 and 2020.
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
Foreign exchange forward contracts — The company uses foreign exchange forward purchase and sale contracts with varying terms that extend through fiscal year 2025 to hedge its exposure to changes in foreign currency exchange rates. As of June 30, 2021 and September 30, 2020, the notional amount of the company's foreign exchange contracts outstanding under its foreign currency cash flow hedging program was $93 million and $65 million, respectively. The fair value of foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. For derivative instruments that are designated and qualify as cash flow hedges, changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Income (Loss) in the statement of shareholders’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings.
Foreign currency option contracts — The company uses option contracts to mitigate foreign exchange exposure on expected future foreign currency-denominated purchases. As of June 30, 2021 and September 30, 2020, the notional amount of the company's foreign exchange contracts outstanding was $24 million and $39 million, respectively. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the Condensed Consolidated Statement of Operations.
The company uses option contracts to mitigate the risk of volatility in the translation of foreign currency earnings to U.S. dollars. As of June 30, 2021 and September 30, 2020, the notional amount of the company's option contracts outstanding was $2 million and $24 million, respectively. These option contracts did not qualify for a hedge accounting election. Changes in fair value associated with these contracts are recorded in the Condensed Consolidated Statement of Operations in other income, net.
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

15. Retirement Benefit Liabilities
Retirement benefit liabilities consisted of the following (in millions):

	June 30, 2021	September 30, 2020
Retiree medical liability	$50	$52
Pension liability	111	139
Other	17	17
Subtotal	178	208
Less: current portion (included in compensation and benefits, Note 11)	(12)	(12)
Retirement benefits	$166	$196

The components of net periodic pension and retiree medical income included in continuing operations for the three months ended June 30 are as follows (in millions):

	2021		2020
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$(9)	$—	$(10)	$—
Assumed return on plan assets	25	—	23	—
Amortization of prior service benefit	—	9	—	9
Recognized actuarial loss	(8)	(4)	(8)	(4)
Total income	$8	$5	$5	$5

The components of net periodic pension and retiree medical income included in continuing operations for the nine months ended June 30 are as follows (in millions):

	2021		2020
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$(26)	$(1)	$(31)	$(1)
Assumed return on plan assets	73	—	71	—
Amortization of prior service benefit	—	27	—	27
Recognized actuarial loss	(24)	(10)	(24)	(11)
Total income	$23	$16	$16	$15

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended June 30, 2021 and 2020, the non-service cost components of the net periodic pension and Other Post-Employment Benefits ("OPEB") income were $13 million and $10 million, respectively, and are presented in Other income, net. For the nine months ended June 30, 2021 and 2020, the non-service cost components of the net periodic pension and OPEB income were $39 million and $31 million, respectively, and are presented in Other income, net.

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
The company has been designated as a potentially responsible party at ten Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Superfund is a United States federal government program designed to fund the cleanup of sites contaminated with hazardous substances and pollutants. Management estimates the total reasonably possible costs the company could incur for the remediation of the ten Superfund sites at June 30, 2021 to be approximately $22 million, of which $9 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.
In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at June 30, 2021 to be approximately $10 million, of which $4 million is probable and recorded as a liability.
Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 0 to 1.50 percent and is approximately $12 million at June 30, 2021. The undiscounted estimate of these costs is approximately $13 million.
The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning Balance at September 30, 2020	$11	$5	$16
Payments and other	(2)	(1)	(3)
Accruals	—	—	—
Ending Balance at June 30, 2021	$9	$4	$13

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
Asbestos
    Rockwell International Corporation ("Rockwell") — ArvinMeritor, Inc. ("AM"), a predecessor of Meritor, along with many other companies, has been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. There were approximately 600 and 1,200 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants as of June 30, 2021 and September 30, 2020, respectively. In March 2021, AM entered into a tolling agreement with an asbestos plaintiff's law firm. Under the terms of this agreement, AM agreed to toll the statute of limitations from expiring on asbestos claims in exchange for the plaintiff's law firm agreeing not to raise a claim until there is product identification linking AM. The plaintiff's law firm also agreed to dismiss pending active claims for which product identification was not yet determined. There were approximately 600 claims dismissed as a result of this tolling agreement in the third fiscal quarter of fiscal year 2021. According to the terms of the tolling agreement, if the plaintiff's law firm subsequently links AM's product to the plaintiff, they will refile a claim against AM.
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

As of September 30, 2020, the best estimate of the company's obligation for asbestos-related claims over the next 38 years was $78 million. The company recognized a liability for pending and future claims over the next 38 years of $73 million as of June 30, 2021. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.

Recoveries: AM has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. The company recognizes insurance recoveries when the claim for recovery is deemed probable and to the extent an insurable loss has been recognized in the financial statements. The company’s determination is based on analysis of the underlying insurance policies, historical experience with insurers, ongoing review of the solvency of insurers, and consideration of any insurance settlements The insurance receivables for Rockwell asbestos-related liabilities totaled $58 million and $62 million as of June 30, 2021 and September 30, 2020, respectively.

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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

17. Shareholders' Equity
There were no dividends declared or paid in the first, second or third quarter of fiscal years 2021 and 2020. The payment of cash dividends and the amount of any dividend are subject to review and change at the discretion of the company's Board of Directors.
Common Stock and Debt Repurchase Authorizations
On July 28, 2021, the Board of Directors authorized the repurchase of up to $250 million of the company's common stock. Repurchases can be made from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants.
On November 7, 2019, the Board of Directors authorized the repurchase of up to $325 million of the company's common stock, which was an increase from the prior $250 million authorization approved on July 26, 2019. Repurchases can be made from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. As of the end of fiscal year 2020, the company had repurchased 11.8 million shares of common stock for $266 million (including commission costs) pursuant to this authorization. There were no repurchases in the first or second quarter of fiscal year 2021. During the third quarter of fiscal year 2021, the company repurchased 1 million shares of common stock for $25 million (including commission costs) pursuant to this authorization. As of June 30, 2021, the amount remaining available for repurchases under this common stock repurchase authorization was $34 million. The remaining $34 million, an additional approximately 1.5 million shares, was repurchased in July 2021.
On November 2, 2018, the Board of Directors authorized the repurchase of up to $200 million of the company's common stock and up to $100 million aggregate principal amount of any of the company's debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company's debt covenants. The remaining authority under the common stock repurchase authorization was superseded by the July 2019 authorization described above. As of June 30, 2021 and September 30, 2020, the amount remaining available for repurchase under this debt repurchase authorization was $76 million.
In November 2020, we filed a shelf registration statement with the Securities and Exchange Commission ("SEC"), registering an indeterminate amount of debt and/or equity securities that we may offer in one or more offerings on terms to be determined at the time of sale.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Other Comprehensive Loss ("AOCL")
The components of AOCL and the changes in AOCL by components, net of tax, for the three months ended June 30, 2021 and 2020 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at March 31, 2021	$(96)	$(478)	$(1)	$(575)
Other comprehensive income before reclassification	15	—	—	15
Amounts reclassified from accumulated other comprehensive loss	—	3	—	3
Net current-period other comprehensive income	15	3	—	18
Balance at June 30, 2021	$(81)	$(475)	$(1)	$(557)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(9)	(a)
Actuarial losses	12	(a)
	3	Total before tax
	—	Tax benefit
Total reclassifications for the period	$3	Net of tax
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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of AOCL and the changes in AOCL by components, net of tax, for the nine months ended June 30, 2021 and 2020 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2020	$(129)	$(483)	$(2)	$(614)
Other comprehensive income before reclassification	48	1	1	50
Amounts reclassified from accumulated other comprehensive loss	—	7	—	7
Net current-period other comprehensive income	48	8	1	57
Balance at June 30, 2021	$(81)	$(475)	$(1)	$(557)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(27)	(a)
Actuarial losses	34	(a)
	7	Total before tax
	—	Tax benefit
Total reclassifications for the period	$7	Net of tax
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 15 for additional details), which is recorded in other income (expense), net.

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2019	$(107)	$(572)	$(2)	$(681)
Other comprehensive income before reclassification	(25)	—	(3)	(28)
Amounts reclassified from accumulated other comprehensive loss	—	8	—	8
Net current-period other comprehensive income	(25)	8	(3)	(20)
Balance at June 30, 2020	$(132)	$(564)	$(5)	$(701)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(27)	(b)
Actuarial losses	35	(b)
	8	Total before tax
	—	Tax benefit
Total reclassifications for the period	$8	Net of tax
(b) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 15 for additional details), which is recorded in other income (expense), net.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18. Business Segment Information
Segment information is summarized as follows (in millions):

	Commercial Truck	Aftermarket & Industrial	Eliminations	Total
Three Months Ended June 30, 2021
External Sales	$764	$252	$—	$1,016
Intersegment Sales	36	6	(42)	—
Total Sales	$800	$258	$(42)	$1,016
Three Months Ended June 30, 2020
External Sales	$315	$199	$—	$514
Intersegment Sales	21	4	(25)	—
Total Sales	$336	$203	$(25)	$514

	Commercial Truck	Aftermarket & Industrial	Eliminations	Total
Nine Months Ended June 30, 2021
External Sales	$2,166	$722	$—	$2,888
Intersegment Sales	102	17	(119)	—
Total Sales	$2,268	$739	$(119)	$2,888
Nine Months Ended June 30, 2020
External Sales	$1,544	$742	$—	$2,286
Intersegment Sales	86	13	(99)	—
Total Sales	$1,630	$755	$(99)	$2,286

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Segment adjusted EBITDA:
Commercial Truck	$69	$(23)	$205	$92
Aftermarket & Industrial	36	31	105	116
Segment adjusted EBITDA	105	8	310	208
Unallocated legacy and corporate income (expense), net (1)	2	(1)	10	4
Interest expense, net	(20)	(17)	(65)	(47)
Benefit (provision) for income taxes	(14)	13	(43)	(73)
Depreciation and amortization	(26)	(24)	(78)	(74)
Noncontrolling interests	(3)	(2)	(7)	(5)
Loss on sale of receivables	(1)	(1)	(3)	(3)
Restructuring	(1)	(12)	(9)	(27)
Brazil VAT Credit (2)	—	—	22	—
Transaction costs	—	—	—	(5)
Income from WABCO distribution termination	—	—	—	265
Income (loss) from continuing operations attributable to Meritor, Inc.	$42	$(36)	$137	$243
(1)    Unallocated legacy and corporate income (expense), net represents items that are not directly related to the company's business segments. These items primarily include asbestos-related charges and settlements, pension and retiree medical costs associated with sold businesses, and other legacy costs for environmental and product liability.
(2) Amount relates to the one-time recognition of a value added tax credit in Brazil.

	June 30, 2021	September 30, 2020
Segment Assets:
Commercial Truck	$2,006	$1,666
Aftermarket & Industrial	676	658
Total segment assets	2,682	2,324
Corporate (1)	561	714
Less: Accounts receivable sold under off-balance sheet factoring programs (2)	(198)	(154)
Total assets	$3,045	$2,884
(1) Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.
(2) At June 30, 2021 and September 30, 2020, segment assets include $198 million and $154 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 7). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

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
COVID-19 Pandemic Update
In March 2020, the World Health Organization declared a global health pandemic related to the outbreak of a novel coronavirus. While the COVID-19 pandemic adversely affected our financial performance throughout most of fiscal year 2020 and the beginning of fiscal year 2021, the direct adverse impacts of the pandemic on our operations and financial performance started to dissipate over the course of the third fiscal quarter. All of our facilities have been fully operational since the end of fiscal year 2020 and our salaried employees are returning to work in person, in each case under enhanced safety guidelines. Although we are optimistic that the worst of the pandemic is behind us, the progression of the pandemic, and its direct and indirect impacts on our markets, operations and financial performance, have been unpredictable. As a result of this continued uncertainty, there may still be impacts on our industry, operations, workforce, supply chains, distribution systems and demand for our products in the future which cannot be reasonably estimated at this time.
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
3rd Quarter Fiscal Year 2021 Results
Our sales for the third quarter of fiscal year 2021 were $1,016 million, compared to $514 million in the same period in the prior fiscal year, an increase of 98 percent year over year. The increase in sales was primarily driven by higher global truck production in all markets.
Net income attributable to Meritor and net income from continuing operations attributable to Meritor were each $42 million for the third quarter of fiscal year 2021 compared to a net loss of $36 million in the same period in the prior fiscal year. Higher net income year over year was driven by increased sales, partially offset by higher freight, steel and electrification costs. Adjusted income from continuing operations attributable to the company (see Non-GAAP Financial Measures below) for the third quarter of fiscal year 2021 was $45 million compared to a net loss of $26 million in the same period in the prior fiscal year.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the third quarter of fiscal year 2021 was $107 million compared to $7 million in the same period in the prior fiscal year. Our adjusted EBITDA margin (see Non-GAAP Financial Measures below) in the third quarter of fiscal year 2021 was 10.5 percent compared to 1.4 percent in the same period in the prior fiscal year. The increase in adjusted EBITDA and adjusted EBITDA margin year over year was driven primarily by higher sales volumes, partially offset by higher freight costs of $18 million, higher steel costs of $11 million and higher electrification costs.
Cash provided by operating activities was $39 million in the third quarter of fiscal year 2021 compared to cash used for operating activities of $102 million in the third quarter of fiscal year 2020. The increase in operating cash flow year over year was driven primarily by higher earnings and the impact of accounts receivable factoring as a result of higher balances available under the company's factoring programs, partially offset by an increase in working capital requirements.

Capital Markets Transactions
During the third quarter of fiscal year 2021, we redeemed all of the outstanding $175 million aggregate principal amount of our 6.25 Percent Notes due 2024 using cash on hand. The redemption price was equal to 101.042% of the principal amount of the 6.25% Notes due 2024 redeemed, plus accrued and unpaid interest. This redemption was accounted for as an extinguishment of debt, and we recognized a loss on debt extinguishment of $3 million. As of June 30, 2021, the 6.25% Notes due 2024 were fully redeemed.

MERITOR, INC.
Equity Repurchase Authorization
In the third quarter of fiscal year 2021, we repurchased 1 million shares of our common stock for $25 million (including commission costs) pursuant to the November 2019 equity repurchase authorization described in the Liquidity section below. Certain of these shares were repurchased under a 10b5-1 stock repurchase plan from May 21, 2021 through June 4, 2021. The amount remaining available for repurchases under that repurchase authorization was $34 million as of June 30, 2021. In July 2021, the company repurchased an additional $34 million of common stock, an additional approximately 1.5 million shares, completing the existing equity repurchase authorization.
On July 28, 2021, the Board of Directors authorized the repurchase of an additional $250 million of the company’s common stock. Repurchases could be made from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants.
Trends and Uncertainties
     Industry Production Volumes
The following table reflects estimated on-highway commercial truck production volumes for selected original equipment markets for the three and nine months ended June 30, 2021 and 2020 based on available sources and management’s estimates.

	Three Months Ended June 30,		Percent	Nine Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	67	28	139%	201	159	26%
North America, Medium-Duty Trucks	59	37	59%	181	157	15%
North America, Trailers	66	46	43%	182	183	(1)%
Western Europe, Heavy- and Medium-Duty Trucks	101	53	91%	323	257	26%
South America, Heavy- and Medium-Duty Trucks	41	19	116%	107	71	51%
India, Heavy- and Medium-Duty Trucks	31	7	343%	174	98	78%

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

MERITOR, INC.
Industry-Wide and Other Significant Issues
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
Adjusted income (loss) from continuing operations attributable to the company and adjusted diluted earnings (loss) per share from continuing operations are defined as reported income (loss) from continuing operations and reported diluted earnings (loss) per share from continuing operations before restructuring expenses, asset impairment charges and other special items as determined by management. Adjusted EBITDA is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization, non-controlling interests in consolidated joint ventures, loss on sale of receivables, restructuring expenses, asset impairment charges and other special items as determined by management. Adjusted EBITDA margin is defined as adjusted EBITDA divided by consolidated sales from continuing operations. Segment adjusted EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, noncontrolling interests in consolidated joint ventures, loss on sale of receivables, restructuring expense, asset impairment charges and other special items as determined by management. Segment adjusted EBITDA excludes unallocated legacy and corporate expense (income), net. Segment adjusted EBITDA margin is defined as segment adjusted EBITDA divided by consolidated sales from continuing operations, either in the aggregate or by segment as applicable. Free cash flow is defined as cash flows provided by (used for) operating activities less capital expenditures. Free cash flow conversion is defined as free cash flow over adjusted income from continuing operations attributable to the company. Beginning in the second quarter of fiscal year 2021, the company no longer includes an adjustment for non-cash tax expense related to the use of deferred tax assets in jurisdictions with net operating loss carryforwards or tax credits in adjusted income (loss) from continuing operations and adjusted diluted earnings (loss) per share.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020 (3)	2021	2020 (3)
Income (loss) from continuing operations attributable to the company	$42	$(36)	$137	$243
Restructuring	1	12	9	27
Loss on debt extinguishment	3	—	11	—
Income from WABCO distribution termination	—	—	—	(265)
Brazil value added tax (VAT) Credit (1)	—	—	(22)	—
Transaction costs	—	—	—	5
Tax effect of adjustments (2)	(1)	(2)	3	55
Adjusted income (loss) from continuing operations attributable to the company	$45	$(26)	$138	$65

Diluted earnings (loss) per share from continuing operations	$0.58	$(0.50)	$1.87	$3.19
Impact of adjustments on diluted earnings per share	0.04	0.14	0.02	(2.34)
Adjusted diluted earnings (loss) per share from continuing operations	$0.62	$(0.36)	$1.89	$0.85
(1) Amount relates to a pre-tax loss recovery, net of legal expenses, on the overpayment of VAT in Brazil.
(2) Amount for the three months ended June 30, 2021 includes $1 million of income tax benefits related to restructuring and the loss on debt extinguishment. Amount for the nine months ended June 30, 2021 includes $7 million of income tax expense related to the Brazil VAT credit, $2 million of income tax benefits for the loss on debt extinguishment and $2 million of income tax benefits related to restructuring. The three months ended June 30, 2020 includes $2 million of income tax benefits related to restructuring. The nine months ended June 30, 2020 includes $62 million of income tax expense related to the WABCO distribution arrangement termination, $6 million of income tax benefits related to restructuring and $1 million of income tax benefits related to AxleTech transaction costs.
(3) For comparability, amounts for the three and nine months ended June 30, 2020 have been updated to show the effect of omitting the non-cash tax adjustment from the calculation of adjusted income from continuing operations attributable to the company and adjusted diluted earnings per share from continuing operations.

Free cash flow is reconciled to cash provided by operating activities below (in millions).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Cash provided by (used for) operating activities	$39	$(102)	$146	$188
Capital expenditures	(21)	(12)	(47)	(45)
Free cash flow	$18	$(114)	$99	$143

Free cash flow / Net income from continuing operations attributable to the company	43%	N/A	72%	59%

Free cash flow conversion (Free cash flow / Adjusted income from continuing operations attributable to the company)	40%	N/A	72%	220%

MERITOR, INC.
Adjusted EBITDA and segment adjusted EBITDA are reconciled to net income attributable to Meritor, Inc. below (dollars in millions).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to Meritor, Inc.	$42	$(36)	$137	$244
Income from discontinued operations, net of tax, attributable to Meritor, Inc.	—	—	—	(1)
Income (loss) from continuing operations, net of tax, attributable to Meritor, Inc.	$42	$(36)	$137	$243

Interest expense, net	20	17	65	47
Provision (benefit) for income taxes	14	(13)	43	73
Depreciation and amortization	26	24	78	74
Noncontrolling interests	3	2	7	5
Loss on sale of receivables	1	1	3	3
Restructuring	1	12	9	27
Transaction costs	—	—	—	5
Income from WABCO distribution termination	—	—	—	(265)
Brazil VAT Credit (1)	—	—	(22)	—
Adjusted EBITDA	$107	$7	$320	$212

Adjusted EBITDA margin (2)	10.5%	1.4%	11.1%	9.3%

Unallocated legacy and corporate expense (income), net (3)	(2)	1	(10)	(4)
Segment adjusted EBITDA	$105	$8	$310	$208

Commercial Truck
Segment adjusted EBITDA	$69	$(23)	$205	$92
Segment adjusted EBITDA margin (4)	8.6%	(6.8)%	9.0%	5.6%

Aftermarket & Industrial
Segment adjusted EBITDA	$36	$31	105	$116
Segment adjusted EBITDA margin (4)	14.0%	15.3%	14.2%	15.4%
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

MERITOR, INC.
Results of Operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

   Sales
The following table reflects total company and business segment sales for the three months ended June 30, 2021 and 2020 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Three Months Ended June 30,				Dollar Change Due To
	2021	2020	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck
North America	$414	$164	$250	152%	$—	$250
Europe	166	70	96	137%	14	82
South America	82	21	61	290%	2	59
China	41	41	—	—%	4	(4)
India	30	5	25	500%	1	24
Other	31	14	17	121%	2	15
Total External Sales	$764	$315	$449	143%	$23	$426
Intersegment Sales	36	21	15	71%	5	10
Total Sales	$800	$336	$464	138%	$28	$436

Aftermarket & Industrial
North America	$205	$164	$41	25%	$3	$38
Europe	46	33	13	39%	4	9
Other	1	2	(1)	N/A	—	(1)
Total External Sales	$252	$199	$53	27%	$7	$46
Intersegment Sales	6	4	2	50%	2	—
Total Sales	$258	$203	$55	27%	$9	$46

Total External Sales	$1,016	$514	$502	98%	$30	$472

Commercial Truck sales were $800 million in the third quarter of fiscal year 2021, up 138 percent compared to the third quarter of fiscal year 2020. The increase in sales in the third quarter of fiscal year 2021 was primarily driven by higher global truck production in all markets.

Aftermarket & Industrial sales were $258 million in the third quarter of fiscal year 2021, up 27 percent compared to the third quarter of fiscal year 2020. The increase in sales in the third quarter of 2021 was primarily due to higher volumes across the segment.

MERITOR, INC.

	Three Months Ended June 30,
	2021	2020	Dollar Change	% Change
Sales	$1,016	$514	$502	98%
Cost of sales	(884)	(486)	398	82%
GROSS PROFIT	132	28	104	371%
Selling, general and administrative	(69)	(52)	17	33%
Income from WABCO distribution termination	—	—	—	N/A
Other operating expense, net	(4)	(17)	(13)	(76)%
Other income, net	12	12	—	—%
Equity in earnings of affiliates	8	(1)	9	(900)%
Interest expense, net	(20)	(17)	3	18%
INCOME (LOSS) BEFORE INCOME TAXES	59	(47)	106	(226)%
Benefit (provision) for income taxes	(14)	13	27	(208)%
INCOME (LOSS) FROM CONTINUING OPERATIONS	45	(34)	79	(232)%
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	N/A
NET INCOME (LOSS)	45	(34)	79	(232)%
Less: Net income attributable to noncontrolling interests	(3)	(2)	1	(50)%
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$42	$(36)	$78	(217)%

Cost of Sales and Gross Profit
Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended June 30, 2021 was $884 million compared to $486 million in the same period in the prior fiscal year, representing an increase of 82 percent, primarily driven by increased market volumes. Total cost of sales was 87.0 percent and 94.6 percent of sales for the three-month periods ended June 30, 2021 and 2020, respectively.
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel, and purchased components. Material costs for the three months ended June 30, 2021 increased $332 million compared to the same period in the prior fiscal year due to higher volumes, higher steel costs and increased freight costs.
Labor and overhead costs for the three months ended June 30, 2021 increased by $68 million compared to the same period in the prior fiscal year primarily due to higher volumes in our markets.
Other, net for the three months ended June 30, 2021 decreased by $2 million compared to the same period in the prior fiscal year.
Gross profit was $132 million and $28 million for the three-month periods ended June 30, 2021 and 2020, respectively. Gross profit as a percentage of sales was 13.0 percent and 5.4 percent for the three-month periods ended June 30, 2021 and 2020, respectively.
Other Income Statement Items
Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2021 and 2020 were $69 million and $52 million, respectively. The increase is primarily due to higher incentive compensation costs in fiscal year 2021.
Other operating expense, net for the three months ended June 30, 2021 and 2020 were $4 million and $17 million, respectively. Other operating expense, net was lower in the third quarter of fiscal year 2021 primarily due to lower restructuring expense.
Equity in earnings of affiliates for the three months ended June 30, 2021 was $8 million and equity in losses of affiliates for the three months ended June 30, 2020 was $1 million. Equity in earnings of affiliates was higher in the third quarter of fiscal year 2021 primarily due to higher production volumes at our joint ventures.

MERITOR, INC.
Provision for income taxes was $14 million for the three months ended June 30, 2021 compared to income tax benefit of $13 million in the same period in the prior fiscal year. The increase in tax expense is primarily related to higher earnings in jurisdictions that do not have a tax valuation allowance.

Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins
The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for the three months ended June 30, 2021 and 2020 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Three Months Ended June 30,			Three Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Commercial Truck	$69	$(23)	$92	8.6%	(6.8)%	15.40	pts
Aftermarket & Industrial	36	31	5	14.0%	15.3%	(1.30)	pts
Segment adjusted EBITDA	$105	$8	$97	10.3%	1.6%	8.70	pts

Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck	Aftermarket & Industrial	TOTAL
Segment adjusted EBITDA – Quarter ended June 30, 2020	$(23)	$31	$8
Higher short-and long-term variable compensation	(7)	(3)	(10)
Higher earnings from unconsolidated affiliates	9	—	9
Impact of foreign currency exchange rates	8	1	9
Volume, mix, pricing and other	82	7	89
Segment adjusted EBITDA – Quarter ended June 30, 2021	$69	$36	$105

Commercial Truck segment adjusted EBITDA was $69 million in the third quarter of fiscal year 2021, up $92 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin was 8.6 percent in the third quarter of fiscal year 2021, compared to negative 6.8 percent in the same period of the prior fiscal year. The increase in segment adjusted EBITDA and segment adjusted EBITDA margin was driven primarily by conversion on higher revenue, partially offset by higher freight, steel and electrification costs.

Aftermarket & Industrial segment adjusted EBITDA was $36 million in the third quarter of fiscal year 2021, up $5 million from the same period in the prior fiscal year. The increase in segment adjusted EBITDA was driven primarily by higher sales volumes, partially offset by higher freight costs. Segment adjusted EBITDA margin was 14.0 percent in the third quarter of fiscal year 2021, compared to 15.3 percent in the same period of the prior year. The decrease in segment adjusted EBITDA margin was due primarily to higher freight costs, which more than offset conversion on higher sales.

MERITOR, INC.
Results of Operations
Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020

   Sales
The following table reflects total company and business segment sales for the nine months ended June 30, 2021 and 2020 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Nine Months Ended June 30,				Dollar Change Due To
	2021	2020	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck
North America	$1,141	$877	$264	30%	$—	$264
Europe	510	351	159	45%	43	116
South America	219	124	95	77%	(33)	128
China	105	101	4	4%	9	(5)
India	113	49	64	131%	(1)	65
Other	78	42	36	86%	5	31
Total External Sales	$2,166	$1,544	$622	40%	$23	$599
Intersegment Sales	102	86	16	19%	10	6
Total Sales	$2,268	$1,630	$638	39%	$33	$605

Aftermarket & Industrial
North America	$588	$620	$(32)	(5)%	$3	$(35)
Europe	131	118	13	11%	10	3
Other	3	4	(1)	(25)%	—	(1)
Total External Sales	$722	$742	$(20)	(3)%	$13	$(33)
Intersegment Sales	17	13	4	31%	6	(2)
Total Sales	$739	$755	$(16)	(2)%	$19	$(35)

Total External Sales	$2,888	$2,286	$602	26%	$36	$566

Commercial Truck sales were $2,268 million in the first nine months of fiscal year 2021, up 39% percent compared to the first nine months of fiscal year 2020, driven by higher global truck production in all markets.
Aftermarket & Industrial sales were $739 million in the first nine months of fiscal year 2021, down 2% percent compared to the first nine months of fiscal year 2020 primarily due to the impact from the termination of the WABCO distribution arrangement.

MERITOR, INC.

	Nine Months Ended June 30,
	2021	2020	Dollar Change	% Change
Sales	$2,888	$2,286	$602	26%
Cost of sales	(2,493)	(2,017)	476	24%
GROSS PROFIT	395	269	126	47%
Selling, general and administrative	(203)	(181)	22	12%
Income from WABCO distribution termination	—	265	(265)	N/A
Other operating expense, net	(13)	(32)	(19)	(59)%
Other income, net	49	36	13	36%
Equity in earnings of affiliates	24	11	13	118%
Interest expense, net	(65)	(47)	18	38%
INCOME (LOSS) BEFORE INCOME TAXES	187	321	(134)	(42)%
Benefit (provision) for income taxes	(43)	(73)	(30)	(41)%
INCOME (LOSS) FROM CONTINUING OPERATIONS	144	248	(104)	(42)%
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	1	(1)	100%
NET INCOME (LOSS)	144	249	(105)	(42)%
Less: Net income attributable to noncontrolling interests	(7)	(5)	2	40%
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$137	$244	$(107)	(44)%

Cost of Sales and Gross Profit
Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the nine months ended June 30, 2021 was $2,493 million compared to $2,017 million in the same period in the prior fiscal year, representing an increase of 24 percent, primarily due to higher production volumes. Total cost of sales was 86.3 percent and 88.2 percent of sales for the nine-month periods ended June 30, 2021 and 2020, respectively.
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel, and purchased components. Material costs for the nine months ended June 30, 2021 increased $379 million compared to the same period in the prior fiscal year due to increased volumes and higher freight and steel costs.
Labor and overhead costs increased $101 million compared to the same period in the prior fiscal year primarily due to higher volumes in our markets.
Other, net for the nine months ended June 30, 2021 decreased $4 million compared to the same period in the prior fiscal year.
Gross profit was $395 million and $269 million for the nine-month periods ended June 30, 2021 and 2020, respectively. Gross profit as a percentage of sales was 13.7 percent and 11.8 percent for the nine-month periods ended June 30, 2021 and 2020, respectively.
Other Income Statement Items
Selling, general and administrative expenses for the nine months ended June 30, 2021 and 2020 were $203 million and $181 million, respectively. The increase is primarily due to higher incentive compensation costs and electrification costs, partly offset by headcount reductions and reduced travel expenditures.
Other operating expense, net for the nine months ended June 30, 2021 and 2020 was $13 million and $32 million, respectively. Other operating expense, net was lower primarily due to lower restructuring expense.
Other income, net for the nine months ended June 30, 2021 and 2020 was $49 million and $36 million, respectively. Other income, net increased primarily due to the recognition of $10 million of other income related to VAT credits in our wholly-owned Brazilian subsidiary during the second quarter of fiscal year 2021.

MERITOR, INC.
Equity in earnings of affiliates was $24 million for the nine months ended June 30, 2021 compared to $11 million in the same period in the prior year. The increase was primarily due to improved earnings at our joint ventures and the recognition of a VAT credit of $6 million at our joint venture in Brazil during the first quarter of fiscal year 2021.
Interest expense, net for the nine months ended June 30, 2021 and 2020 was $65 million and $47 million, respectively. The increase in interest expense, net is attributable to higher interest costs year over year as well as $11 million of debt extinguishment costs incurred in fiscal year 2021.
Provision for income taxes was $43 million in the first nine months of fiscal year 2021 compared to $73 million in the same period in the prior fiscal year. The decrease in tax expense is primarily related to the tax effect of the proceeds received from the termination of the WABCO distribution arrangement during the second quarter of fiscal year 2020, partially offset by increased earnings in jurisdictions which do not have a tax valuation allowance.

Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins
The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for the nine months ended June 30, 2021 and 2020 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Nine Months Ended June 30,			Nine Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Commercial Truck	$205	$92	$113	9.0%	5.6%	3.4	pts
Aftermarket & Industrial	105	116	(11)	14.2%	15.4%	(1.2)	pts
Segment adjusted EBITDA	$310	$208	$102	10.7%	9.1%	1.6	pts

Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck	Aftermarket & Industrial	TOTAL
Segment adjusted EBITDA - Nine Months Ended June 30, 2020	$92	$116	$208
Higher short-and long-term variable compensation	(25)	(9)	(34)
Higher earnings from unconsolidated affiliates	13	—	13
Impact of foreign currency exchange rates	(5)	5	—
Volume, mix, pricing and other	130	(7)	123
Segment adjusted EBITDA - Nine Months Ended June 30, 2021	$205	$105	$310
Commercial Truck segment adjusted EBITDA was $205 million in the first nine months of fiscal year 2021, up $113 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin increased from 5.6 percent in the first nine months of fiscal year 2020 to 9.0 percent in the first nine months of fiscal year 2021. The increase in segment adjusted EBITDA and segment adjusted EBITDA margin was driven primarily by conversion on higher revenue, partially offset by higher steel and freight costs, incentive compensation, and electrification costs in fiscal year 2021.
Aftermarket & Industrial segment adjusted EBITDA was $105 million in the first nine months of fiscal year 2021, down $11 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin decreased from 15.4 percent in the first nine months of fiscal year 2020 to 14.2 percent in the first nine months of fiscal year 2021. The decrease in segment adjusted EBITDA and segment adjusted EBITDA margin was driven primarily by the impact from the termination of the WABCO distribution arrangement and higher incentive compensation costs, offset by increased sales volumes.

MERITOR, INC.
Financial Condition
Cash Flows (in millions)

	Nine Months Ended June 30,
	2021	2020
OPERATING CASH FLOWS
Income from continuing operations	$144	$248
Depreciation and amortization	78	74
Deferred income tax expense (benefit)	1	(4)
Restructuring costs	9	27
Stock compensation expense	14	3
Equity in earnings of affiliates	(24)	(11)
Pension and retiree medical income	(39)	(31)
Loss on debt extinguishment	11	—
Dividends received from equity method investments	7	8
Pension and retiree medical contributions	(8)	(11)
Restructuring payments	(11)	(21)
Changes in receivables, inventories and accounts payable	(103)	11
Changes in off-balance sheet accounts receivable factoring	35	(104)
Changes in other current assets and liabilities	26	(26)
Changes in other assets and liabilities	6	25
Cash flows provided by continuing operations	146	188
Cash flows used for discontinued operations	—	—
CASH PROVIDED BY OPERATING ACTIVITIES	$146	$188

Cash provided by operating activities in the first nine months of fiscal year 2021 was $146 million compared to $188 million in the same period of fiscal year 2020. The decrease in cash provided by operating activities was due to $265 million of cash received from the WABCO distribution arrangement termination in the second quarter of fiscal year 2020, partially offset by the impact of accounts receivable factoring as a result of higher balances available under our factoring programs.

	Nine Months Ended June 30,
	2021	2020
INVESTING CASH FLOWS
Capital expenditures	$(47)	$(45)
Cash paid for acquisition of TransPower, net of cash acquired	—	(13)
Other investing activities	(3)	9
CASH USED FOR INVESTING ACTIVITIES	$(50)	$(49)

Cash used for investing activities was $50 million in the first nine months of fiscal year 2021 compared to $49 million in the same period in fiscal year 2020.

MERITOR, INC.

	Nine Months Ended June 30,
	2021	2020
FINANCING CASH FLOWS
Securitization	$—	$(8)
Borrowings against revolving line of credit	—	304
Repayments of revolving line of credit	—	(304)
Proceeds from debt issuance	275	300
Redemption of notes	(458)	—
Repurchase of convertible notes	(53)	—
Debt issuance costs	(5)	(4)
Term loan payments	(9)	(6)
Other financing activities	(1)	(1)
Net change in debt	(251)	281
Repurchase of common stock	(25)	(241)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$(276)	$40

Cash used for financing activities was $276 million in the first nine months of fiscal year 2021 compared to cash provided by financing activities of $40 million in the same period of fiscal year 2020. The increase in cash used for financing activities is primarily related to the redemption of $450 million aggregate principal amount of our 6.25 Percent Notes due 2024 and the remaining $23 million of the 7.875 Percent Convertible Notes, partially offset by the issuance of $275 million aggregate principal amount of our 4.50 Percent Notes.

Liquidity
Our outstanding debt, net of discounts and unamortized debt issuance costs, where applicable, is summarized in the table below (in millions).

	June 30, 2021	September 30, 2020
Fixed-rate debt securities	$566	$741
Fixed-rate convertible notes	321	343
Unamortized discount on convertible notes	(25)	(29)
Term loan	157	166
Other borrowings	11	6
Total debt	$1,030	$1,227

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

MERITOR, INC.
Sources of liquidity as of June 30, 2021, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 6/30/2021	Readily Available as of 6/30/2021	Current Expiration
On-balance sheet arrangements:
Senior secured revolving credit facility (1)	$685	$—	$499	June 2024 (1)
Committed U.S. accounts receivable securitization (2)	110	3	107	March 2024
Total on-balance sheet arrangements	$795	$3	$606
Off-balance sheet arrangements: (2)
Committed Swedish factoring facility (3)(4)	$184	$95	$—	March 2024
Committed U.S. factoring facility (3)	75	48	—	February 2023
Uncommitted U.K. factoring facility	30	8	—	February 2022
Uncommitted Italy factoring facility	35	18	—	June 2022
Other uncommitted factoring facilities (5)	N/A	29	N/A	N/A
Total off-balance sheet arrangements	$324	$198	$—
Total available sources	$1,119	$201	$606
(1)The availability under the senior secured revolving credit facility is subject to a priority debt-to-EBITDA ratio covenant, as measured on the last day of the quarter based on trailing twelve month EBITDA as defined in the credit agreement. Availability was constrained on the last day of the third quarter of fiscal year 2021 due primarily to lower EBITDA in the fourth quarter of fiscal year 2020, which was impacted by the COVID-19 pandemic. The company has full availability until the next measurement point at the end of the fourth quarter of fiscal year 2021. The facility will expire in November 2023 if the outstanding principal amount of the 6.25 percent notes due 2024 is greater than $75 million at that time.
(2)Availability subject to adequate eligible accounts receivable available for sale.
(3)Actual amounts may exceed the bank's commitment at the bank's discretion.
(4)The facility is backed by a 364-day liquidity commitment from Nordea Bank through June 22, 2022.
(5)There is no explicit facility size under the agreement, but the counterparty approves the purchase of receivable tranches at its discretion.
Cash and Liquidity Needs – At June 30, 2021, we had $138 million in cash and cash equivalents. We plan to repatriate approximately $30 million of cash held by subsidiaries outside of the United States, with respect to which no withholding taxes are expected to be owed. $43 million of cash and cash equivalents is held in jurisdictions where the cash is not freely transferable to the U.S. without intervention by the foreign jurisdiction or minority joint venture partner. We plan to utilize ongoing cash flow from domestic operations and external borrowings, to meet our liquidity needs in the U.S.
On March 31, 2021, the U.S. accounts receivable securitization facility with PNC bank was increased from $95 million to $110 million.
Our availability under the senior secured revolving credit facility is subject to a priority debt-to-EBITDA ratio covenant, as defined in the credit agreement, which may limit our borrowings under such agreement as of each quarter end. As long as we are in compliance with this covenant as of the quarter end, we have full availability under the senior secured revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our senior secured revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our senior secured revolving credit facility. At June 30, 2021, we were in compliance with the priority debt-to-EBITDA ratio covenant with a ratio of approximately 0.59x.
Equity Repurchase Authorization – On November 7, 2019, the Board of Directors authorized the repurchase of up to $325 million of the company's common stock, which was an increase from the prior $250 million authorization approved on July 26, 2019. Repurchases can be made from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. As of June 30, 2021 and September 30, 2020, the amount remaining available for repurchases under this common stock repurchase authorization was $34 million and $59 million, respectively.
On July 28, 2021, the Board of Directors authorized the repurchase of up to $250 million of the company's common stock. Repurchases could be made from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants.

MERITOR, INC.
Debt Repurchase Authorization – On November 2, 2018, our Board of Directors authorized the repurchase of up to $100 million aggregate principal amount of any of our debt securities (including convertible debt securities) from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and our debt covenants. The amount remaining available for repurchases under this repurchase authorization was $76 million as of June 30, 2021 and September 30, 2020.

On May 4, 2021, we issued a notice of redemption for all of the remaining $175 million principal amount of the 6.25 Percent Notes due 2024. The redemption was made pursuant to a special authorization from the Board of Directors. Refer to Note 13 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
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
Other – Refer to Note 13 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
Credit Ratings – At August 3, 2021, our Standard & Poor’s corporate credit rating and senior unsecured credit rating were BB and BB-, respectively, and our Moody’s Investors Service corporate credit rating and senior unsecured credit rating were Ba3 and B1, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
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

MERITOR, INC.

Statement of Operations Information	Nine Months Ended June 30, 2021	Year ended September 30, 2020
Net Sales	$1,612	$1,863
Gross profit	163	188
Net income (loss) from continuing operations	(22)	190
Net income (loss)	(22)	191
Net income (loss) attributable to Meritor, Inc.	(22)	191

Balance Sheet Information	June 30, 2021	September 30, 2020
Current Assets	$479	$566
Non-current Assets	1,075	1,053
Current Liabilities	499	413
Non-current Liabilities	1,350	1,639

Redeemable Preferred Stock	—	—
Noncontrolling Interest	—	—

At June 30, 2021 and September 30, 2020, amounts owed by the Combined Entities to non-guarantor entities totaled approximately $52 million and $100 million, respectively, and amounts owed to the Combined Entities from non-guarantor entities totaled approximately $224 million and $156 million, respectively. For the nine months ended June 30, 2021, intercompany sales from the Combined Entities to non-guarantor subsidiaries was $70 million. For the nine months ended June 30, 2021, intercompany sales from non-guarantor subsidiaries to the Combined Entities was $123 million. For the year ended September 30, 2020, intercompany sales from the Combined Entities to non-guarantor subsidiaries was $79 million. For the year ended September 30, 2020, intercompany sales from non-guarantor subsidiaries to the Combined Entities was $102 million.

Off-Balance Sheet Arrangements
Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with a total amount utilized at June 30, 2021 of $198 million, of which $143 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $55 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.
The Swedish facility is backed by a 364-day liquidity commitment from Nordea Bank, which was renewed through June 22, 2022. Commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in the case of the U.K. and Italy commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).
Letter of Credit Facilities – There were $12 million and $8 million of off-balance sheet letters of credit outstanding through letter of credit facilities as of June 30, 2021 and September 30, 2020, respectively.
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

MERITOR, INC.

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change In
Foreign Currency Sensitivity:
Forward contracts in USD (1)	$(2.3)	$2.3	Fair Value
Forward contracts in Euro (1)	(1.2)	1.2	Fair Value
Foreign currency denominated debt (2)	1.0	(1.0)	Fair Value
Foreign currency option contracts in USD	0.1	—	Fair Value
Foreign currency option contracts in Euro	(0.2)	1.1	Fair Value

	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Change In
Interest Rate Sensitivity:
Debt – fixed rate (3)	$(35.6)	$37.7	Fair Value
Debt – variable rate	(0.8)	0.8	Cash flow
(1) Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.
(2)At June 30, 2021, the fair value of outstanding foreign currency denominated debt was $9.6 million. A 10% decrease in quoted currency exchange rates would result in a decrease of $1.0 million in foreign currency denominated debt. At June 30, 2021, a 10% increase in quoted currency exchange rates would result in an increase of $1.0 million in foreign currency denominated debt.
(3)At June 30, 2021, the fair value of outstanding debt was $1,118 million. A 50 basis points decrease in quoted interest rates would result in an increase of $37.7 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in a decrease of $35.6 million in the fair value of fixed rate debt.

MERITOR, INC.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1- 30, 2021	—	$—	—	$59,199,494
May 1- 31, 2021	608,578	$25.13	608,578	$43,907,577
June 1 - 30, 2021	370,034	$26.18	370,034	$34,219,084
Total	978,612		978,612	34,219,084
(1) On November 7, 2019, the Board of Directors authorized the repurchase of up to $325 million of the company’s common stock from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants.
The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. There were no shares withheld in the third quarter of fiscal year 2021 to satisfy tax obligations for exercise of options. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the third quarter of fiscal year 2021 to satisfy tax obligations upon the vesting of restricted shares. The company does not believe such purchases or transactions described above are issuer repurchases for the purposes of this Item 2 of Part II of this Quarterly Report on Form 10-Q.

MERITOR, INC.
Item 5. Other Information
Cautionary Statement
This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain outlooks, projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "estimate," "should," "are likely to be," "will" and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the duration and severity of the COVID-19 pandemic and its effects on public health, the global economy and financial markets, as well as our industry, operations, workforce, supply chains, distribution systems and demand for our products; reliance on major OEM customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to manage demand expectations in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on European markets or our European operations, or financing arrangements related thereto following the United Kingdom's decision to exit the European Union or, in the event one or more other countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, restrictive government actions regarding trade, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); risks related to our joint ventures; rising costs of pension benefits; the ability to achieve the expected benefits of strategic initiatives and restructuring actions; our ability to successfully integrate the products and technologies of Fabco Holdings, Inc., AxleTech and Transportation Power, Inc. and future results of such acquisitions, including their generation of revenue and their being accretive; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle production in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development and launch of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any proceedings or related liabilities with respect to environmental, asbestos-related, or other matters; possible changes in accounting rules; and other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

MERITOR, INC.
Item 6. Exhibits

3-a
Amended and Restated Articles of Incorporation of Meritor effective January 23, 2020, filed as Exhibit 3-a to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2019, is incorporated herein by reference.

3-b
Amended and Restated By-laws of Meritor effective February 28, 2021, filed as Exhibit 3-b to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2021, is incorporated herein by reference.

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

MERITOR, INC.

Date:	August 4, 2021	By:	/s/	Hannah S. Lim-Johnson
Hannah S. Lim-Johnson
Senior Vice President, Chief Legal Officer and Corporate Secretary
(For the registrant)

Date:	August 4, 2021	By:	/s/	Carl D. Anderson II
Carl D. Anderson II
Senior Vice President, Chief Financial Officer

Date:	August 4, 2021	By:	/s/	Paul D. Bialy
Paul D. Bialy
Vice President, Chief Accounting Officer