Form 10-K
period 2021-10-03
MERITOR, INC.
filed 2021-11-17
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended October 3, 2021

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
     Yes [ ☒ ]      No [ ☐ ]
     Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit such files).
     Yes [ ☒ ]       No [ ☐ ]
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. [ ☐ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ☒ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ☐ ]       No [ ☒ ]
     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2021 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $2,088,013,296
70,076,049 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on November 16, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information contained in the definitive Proxy Statement for the Annual Meeting of Shareholders of the registrant to be held on January 27, 2022 is incorporated by reference into Part III.

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

Meritor serves a broad range of customers worldwide, including medium- and heavy-duty truck OEMs, specialty vehicle manufacturers, certain aftermarkets, and trailer producers. Our total sales from continuing operations in fiscal year 2021 were approximately $4 billion. Our ten largest customers accounted for approximately 75 percent of fiscal year 2021 sales from continuing operations. Sales from operations outside North America accounted for approximately 40 percent of total sales from continuing operations in fiscal year 2021. Our continuing operations also participated in four unconsolidated joint ventures, which we accounted for under the equity method of accounting and that generated revenues of approximately $1 billion in fiscal year 2021.

Our fiscal year ends on the Sunday nearest to September 30. Fiscal year 2021 ended on October 3, 2021, fiscal year 2020 ended on September 27, 2020, and fiscal year 2019 ended on September 29, 2019. All year and quarter references relate to our fiscal year and fiscal quarters unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end.

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
•The Aftermarket & Industrial segment supplies axles, brakes, drivelines, suspension parts and other replacement parts to commercial vehicle and industrial aftermarket customers, primarily in North America and Europe. In addition, this segment supplies drivetrain systems and certain components, including axles, drivelines, brakes and suspension systems for military, construction, bus and coach, fire and emergency and other applications in North America and Europe.

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

Our business continues to address a number of challenging industry-wide issues including the following:

•Uncertainty regarding the duration and severity of the COVID-19 pandemic and its effects on public health, the global economy, financial markets, and our operations and customers, including additional expense related to enhancing safety measures for our employees;
•Uncertainty around the global market outlook;
•Volatility in price and availability of steel, components, labor, transportation costs and other commodities, including energy;
•Potential for disruptions in the financial markets and their impact on the availability and cost of credit;
•Technological changes in our industry as a result of the trends toward electrified drivetrains and the integration of advanced electronics and their impact on the demand for our products and services;
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
•Ability to manage possible adverse effects on European markets or our European operations, or financing arrangements related thereto, or in the event one or more countries exit the European monetary union;
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

Our specific business strategies are influenced by these industry factors and global trends and are focused on leveraging our resources to develop and produce competitive product offerings. We believe the following strategies will allow us to maintain a balanced portfolio of commercial truck, industrial and aftermarket businesses covering key global markets. See Item 1A. Risk Factors below for information on certain risks that could have an impact on our business, financial condition or results of operations in the future.

M2022 Plan

With fiscal year 2021 complete, we have one year remaining in our M2022 Plan that began in fiscal year 2020. The financial targets we established for that plan are the following:
•+$300 million in new business
•12.5 percent adjusted EBITDA margin
•$4.00 adjusted diluted earnings per share
•75 percent free cash flow conversion (free cash flow / adjusted income from continuing operations)
(see Non-GAAP Financial Measures in Item 7)
To achieve these aggressive targets, we are focused on four main areas:
•Drive Innovation
•Protect and Grow
•Exceed Customer Expectations
•Enable the Business

Drive Innovation

For 110 years, our products have evolved to meet the changing needs of our customers in major regions of the world. As technology has advanced, we have designed products that are more fuel efficient, lighter weight, safer, more durable and more reliable. During the M2022 cycle, we targeted the introduction of several new advanced technology products. Our introduction of the Blue Horizon technology brand formalized our portfolio of advanced solutions for medium and heavy commercial vehicles. With our long history of technical innovation, the product pipeline we expect to bring to market has the potential to transform the value we deliver to customers. Our Blue Horizon brand represents a product portfolio that offers advanced efficiency, connectivity and electric solutions for our customers. It leverages our legacy as a proven partner, yet opens up new possibilities as we evolve.

As the demand for efficiency accelerates, we have developed, or are in the process of developing, several new products including:

•Dis-engageable tandem drive axle that provides the efficiency of a 6x2 with traction of 6x4
•Air disc brake positive pad retraction and frame centering that eliminates drag for increased fuel economy and pad life
•High efficiency axles with high efficiency hypoid gearing, faster axle ratios and lower oil churning losses
We also believe connectivity offers many benefits to end users, vehicle manufacturers and Tier 1 suppliers like us. Similar to the increase in demand for smart home devices, our engineers are finding more areas where we can transform our offerings into smart products. The two main areas we are exploring include:

•Real time information to monitor and record product performance of axles, brakes and wheel-ends for various duty cycles
•Intelligent prognostics that give advanced warning when maintenance is needed
We are developing an electronic lube level monitoring device that eliminates the need for certain maintenance procedures saving time and money. For tire inflation, we are using sensors and related electronics that increase safety and improve efficiency via optimized tire pressure. And as manufacturers explore platooning, pairing and autonomous driving, knowing what is happening within the vehicle’s braking system is especially critical. The systems we are developing build upon our current pad wear sensor system and will monitor overall brake health, allowing strategic maintenance decisions as well as safer overall operation.

Meritor’s expanding range of next-generation technologies includes comprehensive solutions for standard axles, remote- mount configurations and fully electric powertrain systems which furthers our goal of becoming the electric drivetrain supplier of choice. Our 14Xe™ ePowertrain is based on the proven 14X axle design which maintains existing axle mounting hardware for ease of OEM integration. The modular system enables the interchangeability of key components, including electric motors, transmissions, gearing, brakes, wheel ends and housings. The 14Xe™ is designed for scalability and can be adapted to fit various powertrain needs based on the vehicle application and duty cycle. We announced the expansion of our electric drivetrain solutions by introducing the 12Xe™ powertrain for Class 4, 5, 6 and 7 applications and the 17Xe™ powertrain for heavy-duty 4x2 and 6x2 trucks.

The 14Xe™ ePowertrain has already received acclaims in the industry. We were recognized as a PACEpilot Honoree by Automotive News for our solutions to power Class 4 through 8 trucks and buses with electric powertrains instead of diesel-based systems, in addition to Diesel Progress’ Achievement of the Year and Electric Application of the Year awards in 2020.

To help us achieve our objectives in this important area, in fiscal year 2020 we acquired all outstanding common shares of Transportation Power, Inc. ("TransPower"), a California-based company that supplies integrated drive systems, full electric truck solutions and energy-storage subsystems to major manufacturers of trucks, school buses, refuse vehicles and terminal tractors. TransPower has focused exclusively on developing electric drive solutions since its inception in 2010. With this acquisition, we are advancing our M2022 plan priorities through increased investment in next-generation technologies.

Representing the first Class 8 production contract for electric drivetrains in the industry, we secured an agreement with PACCAR to be its non-exclusive supplier of ePowertrains for its Kenworth T680 and Peterbilt 579 and 520 battery-electric vehicles. We will be the initial launch partner and primary supplier for the integration of functional battery-electric systems on these refuse and heavy-duty chassis. Production is targeted to begin in calendar year 2021. We believe we will be the first supplier to begin production of electric powertrains for Class 8 electric vehicles, and we anticipate additional production contracts in the future.

With the industry recognition we have already received for this product, and our growing number of contracts and collaboration agreements, we are highly confident that Meritor’s electric powertrain represents game-changing technology for commercial vehicles. The new contracts shown below reflect the application flexibility we have designed into our electric powertrain portfolio and the growing demand for Meritor’s solution.

•Five-year agreement to supply Meritor’s 14Xe™ electric powertrain for Autocar’s refuse vehicles
•Three-year agreement to supply our heavy-duty tandem electric powertrain for Lion Electric’s 8-ton tractor
•Meritor’s 14Xe™ will be equipped on the Volta Zero, a full-electric, 16-ton commercial vehicle designed for inner city parcel and freight distribution
•Hexagon Purus Systems will integrate Meritor’s 14Xe™ into its Class 6, Class 7 box and Class 8 (6x4) vehicles starting in 2021
•Five-year relationship with Hyliion in which Meritor will be the preferred powertrain supplier for Hyliion’s Hypertruck ERX platform
•Hino Motors will evaluate Meritor’s ePowertrain for its development path to zero emission vehicles
•An equity investment in SEA Electric in which we will be working together on electric-powered chassis opportunities for India and North America markets in the near term

With market adoption growing for our 14Xe™, we are designing and developing the 17Xe™ electric powertrain in Europe. This year, we were a grant recipient from the Advanced Propulsion Centre in the United Kingdom. This grant will partially fund the development of Meritor’s 17Xe™. After a months-long nomination and consideration process, we were selected – along with our consortium partners Danfoss Editron and Electra Commercial Vehicles. The grant, totaling almost 16 million pounds sterling, will rapidly accelerate development of this product that is designed for multiple vehicle platforms and extends our ability to offer Meritor’s ePowertrain solution for European vehicles. We believe demand for this product will grow because of EU 2025 CO2 reduction targets. Stricter targets will start applying in 2030, and by 2040 all new trucks sold in Europe will need to be fossil free to reach carbon-neutrality by 2050.

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

We achieved major milestones in fiscal year 2021 related to next-generation technologies engineered to fit multiple vehicle applications for customers’ needs now and in the future. Through new business awards with global manufacturers and evolution of our Blue Horizon™ powertrain solutions, we are establishing Meritor as a leader in transformative technologies for the commercial vehicle industry.

In fiscal 2021, we earned additional axle contracts with Ashok Leyland and Daimler India for medium and heavy-duty vehicles. We also now have standard position with Terex for front and rear drive axles and brakes on concrete mixers. We will supply an existing customer with independent front suspensions for recreational vehicles, and we entered a new three-year agreement with John Deere for 100 percent of its applicator axles. We also extended our agreement with Navistar through 2026 that provides opportunity for future growth in Meritor’s axles, brakes and drivelines product categories. In Europe, we completed a new agreement with Iveco through 2024 that includes the supply of single reduction axles. With Navistar and Iveco complete, most of our long-term agreements with major customers have been renewed well past the 2022 timeframe.

As industry trends continue to drive the need for equipment that complies with environmental and safety-related regulatory provisions, OEMs select suppliers based not only on the cost and quality of their products, but also on their ability to meet stringent environmental and safety requirements and to service and support the customer after the sale. We use our technological and market expertise to develop and engineer products that address mobility, safety, regulatory and environmental concerns. We last published our annual sustainability report in March 2021 to share the work we have done in the areas of advanced technologies; environment, health and safety; manufacturing initiatives; human capital, social responsibility and corporate governance.

Our commitment to designing and manufacturing braking solutions for the commercial vehicle market has resulted in more commercial vehicles in North America having Meritor brakes than those made by other brake manufacturers. We believe our EX+ air disc brakes are among the highest performing brakes in the marketplace. We previously announced the launch of our lightweight, single-piston EX+™ LS air disc brake, a next-generation braking solution designed and engineered for linehaul and trailer applications. This brake, which was recognized by Heavy Duty Trucking magazine as a Top 20 Product, launched in fiscal year 2021. With this brake, we are in standard position on Daimler’s Freightliner Cascadia through 2025.

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

In our M2022 plan, we set an overall quality target of less than 20 parts per million ("PPM"). In fiscal year 2021, Meritor achieved a quality score of 23 PPM. Also this fiscal year, four of our facilities and three of our joint ventures received the Daimler Master of Quality Award. In 2020, during an unprecedented year of supply constraints and severe workforce challenges, six of our facilities received the PACCAR 10 PPM award. We believe this level of quality further differentiates us in the commercial vehicle industry.

In fiscal year 2021, we also continued our excellent OE delivery performance this year at 96 percent. Despite the impact of the COVID-19 pandemic globally and the challenges it created for the entire supply chain, we maintained a high delivery rate. Our customers rely on us for this level of delivery performance and it differentiates us from our peers.

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

Enable the Business

COVID-19 Pandemic

The global impact of the COVID-19 pandemic has been significant. Since the pandemic began, we took every action possible to protect our employees while still serving our role as an important part of the supply chain in maintaining the flow of commercial vehicle original equipment and aftermarket products, as well as products required for the manufacturing of specialty and defense vehicles.

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

Every day, the safety of our employees is our top priority. Total case rate is a measure of recordable workplace injuries normalized per 100 employees per year. Our target under the M2022 plan is to achieve a case rate of less than 0.55. In fiscal year 2021, we achieved an overall total recordable case rate of 0.61 injuries per 200,000 hours worked, compared to 0.57 in the prior year. Fifty percent of our facilities reported no recordable workplace injuries during fiscal year 2021.

We believe that our strength to compete in the global market is dependent upon the engagement of every Meritor employee and that a high-performing team is critical to the level of performance we want to achieve. We have a strong and experienced leadership group and a committed team, both of which are focused on sustaining the strong foundation we built under the M2016 and M2019 plans. We will also continue to focus on strengthening the diversity and inclusiveness of our workforce because we recognize the value of different opinions and backgrounds in a company as global as Meritor.

We have established various development and training programs to help our employees grow as we grow. For managers, we offer Management Essentials & Leadership Fundamentals cohort development programs and eLearning modules that address important areas for advancement including accountability, delegation, and providing and receiving feedback.

For director-level employees, we offer a leadership development program through our eLearning platform that includes leadership learning modules, live instructor-led leader camps and live key-note speaker events, that align with our Meritor Code Leadership Model. For certain director-level employees, we offer Leadership Edge - a program whose objective is to develop advanced leadership skills, prepare high-potential leaders for senior level positions and strengthen business acumen.

And for certain senior-level leaders, we offer the Summit leadership development program, which provides executive coaching, the opportunity to attend executive training sessions tailored to each individual’s background and career goals, participation in a MBA-level finance course, if needed, and engagement in mentorship opportunities with a member of Meritor’s Board of Directors. To ensure we provide a rich experience for our employees, we will continue to measure employee engagement to build on the competencies that are important to our future.

To enhance our commitment to inclusiveness, we have partnered with the Center of Automotive Diversity, Inclusion, & Advancement (CADIA) to provide professional development, tools, networks, insights and practical advice to create avenues for success with driving a diverse and inclusive culture. Several of our HR professionals have received Diversity, Equity, & Inclusion certifications. Team members are given the opportunity to gain awareness about DEI through the CADIA Academy. CADIA is conducting workshops for all people leaders to define why Diversity, Equity, and Inclusion are important to them personally and to the organization. They will explore the priorities and measures required to set themselves and the organization up for transformation and sustainable success. Inclusive culture training is being rolled out in all U.S. plants and a diverse mentoring program has been launched. Longer term, we will explore fast-track programs for employees to ensure that we are retaining diverse talent and providing aggressive career tracks.

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

The following chart sets forth, for each of the fiscal years 2021, 2020 and 2019, information about product sales comprising more than 10% of consolidated revenue in any of those years. A narrative description of our principal products follows the chart.

Product Sales:

	Year Ended September 30,
	2021	2020	2019
Axles, Suspension Systems and Drivelines	73%	70%	73%
Brakes and Brake-Related Components	21%	25%	25%
Other	6%	5%	2%
Total	100%	100%	100%

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

Customers: Sales and Marketing

We have numerous customers worldwide and have developed long-standing business relationships with many of these customers. Our ten largest customers accounted for approximately 75 percent of our total sales in fiscal year 2021. Sales to customers that accounted for 10 percent or more of our total sales in fiscal year 2021 included AB Volvo, Daimler AG and PACCAR, representing approximately 24 percent, 16 percent and 13 percent, respectively. No other customer accounted for 10 percent or more of our total sales in fiscal year 2021.

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

Joint Ventures

As the industries in which we operate have become more globalized, joint ventures and other cooperative arrangements have become an important element of our business strategies. These strategic alliances provide for sales, product design, development and manufacturing in certain product and geographic areas. As of September 30, 2021, our continuing operations participated in the following non-consolidated joint ventures:

	Key Products	Country
Master Sistemas Automotivos Limitada	Braking systems	Brazil
Sistemas Automotrices de Mexico S.A. de C.V.	Axles, drivelines and brakes	Mexico
Ege Fren Sanayii ve Ticaret A.S.	Braking systems	Turkey
Automotive Axles Limited	Rear drive axle assemblies and braking systems	India

Aggregate sales of our non-consolidated joint ventures were $1,011 million, $696 million and $1,231 million in fiscal years 2021, 2020 and 2019, respectively.

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

Research and Development

We have significant research, development, engineering and product design capabilities. We spent $76 million in fiscal year 2021, $74 million in fiscal year 2020 and $75 million in fiscal year 2019 on company-sponsored research, development and engineering. We employ professional engineers and scientists globally and have additional engineering capabilities through contract arrangements in low-cost countries. We also have advanced technical centers in North America, South America, Europe and India.

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

Employees

At September 30, 2021, we had approximately 9,600 employees composed of approximately 7,900 hourly and salaried employees, 750 employees from our joint ventures, and 950 other employees. At September 30, 2021, 47 employees in the United States were covered by collective bargaining agreements. Most of our facilities outside of the United States and Canada are unionized. We strive to foster and maintain positive relationships with our employees.

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

In addition, we aim to diversify our workforce because we recognize the value of engaging different opinions and backgrounds in a global company. We are committed to recruiting, developing and retaining a high-performing and diverse workforce. We have recently initiated a mentoring program for diverse employees, implemented various recruitment initiatives, refreshed mandatory unconscious bias training, and are targeting efforts to attract qualified women and underrepresented minorities for positions at all levels of the company and employee led resource groups, including the African American Resource Group, the Women’s Employee Resource Group and the LGBT Resource Group.

Environmental Matters

Environmental matters are discussed in Note 22 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.

The process of estimating environmental liabilities is complex and dependent on physical and scientific data at the site, uncertainties as to remedies and technologies to be used, and the outcome of discussions with regulatory agencies. The actual amount of costs or damages for which we may be held responsible could materially exceed our current estimates because of uncertainties, including the financial condition of other potentially responsible parties, the success of the remediation and other factors that make it difficult to predict actual costs accurately. However, based on management's assessment, after consulting with Meritor's Interim Chief Legal Officer and with outside advisors who specialize in environmental matters, and subject to the difficulties inherent in estimating these future costs, we believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our business, financial condition or results of operations. In addition, in future periods, new laws and regulations, changes in remediation plans, advances in technology and additional information about the ultimate clean-up remedy could significantly change our estimates. Management cannot assess the possible impact of compliance with future requirements.

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

See Trends and Uncertainties in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations for estimated commercial truck production volumes for selected original equipment markets based on available sources and management's estimates.

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

Cautionary Statement

This Annual Report on Form 10-K contains statements relating to future results of the company (including certain outlooks, projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "estimate," "should," "are likely to be," "will" and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the duration and severity of the COVID-19 pandemic and its effects on public health, the global economy, and financial markets, as well as our industry, customers, operations, workforce, supply chains, distribution systems and demand for our products; reliance on major OEM customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to manage demand expectations in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, transportation and labor, and our ability to manage or recover such costs; technological changes in our industry as a result of the trends toward electrified drivetrains and the integration of advanced electronics and their impact on the demand for our products and services; our ability to manage possible adverse effects on European markets or our European operations, or financing arrangements related thereto in the event one or more countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, restrictive government actions regarding trade, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); risks related to our joint ventures; the ability to achieve the expected benefits of strategic initiatives and restructuring actions; our ability to successfully integrate the products and technologies of Fabco Holdings, Inc., AxleTech and Transportation Power, Inc. and future results of such acquisitions, including their generation of revenue and their being accretive; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle production in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development and launch of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any proceedings or related liabilities with respect to environmental, asbestos-related, or other matters; rising costs of pension benefits; possible changes in accounting rules; and other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

The COVID-19 pandemic is adversely affecting, and is expected to continue adversely affecting public health, the global economy and financial markets, as well as our industry, customers, operations, workforce, supply chains, distribution systems and the availability of manufacturing inputs, potentially throughout 2022. We have experienced, and expect to continue to experience, unpredictable reductions in demand for certain of our products, as well as the potential for restrictions on our ability to operate. In response to the COVID-19 pandemic, government health officials recommended and mandated at times precautions to mitigate the spread of the virus, including shelter-in-place orders, prohibitions on public gatherings, travel restrictions and other similar measures. As a result, we and certain of our customers and suppliers temporarily closed select manufacturing locations during the second half of fiscal year 2020. It is currently unclear if further closures may be necessary in the future. Our results will be adversely impacted by any such closures and may be adversely impacted by other actions taken to contain the spread or mitigate the impact of the COVID-19 pandemic. There are numerous uncertainties that have risen from the COVID-19 pandemic, including the severity of the disease, the duration of the outbreak, the likelihood of resurgences of the outbreak, including due to the emergence and spread of variants, actions that may be taken by governmental authorities in response to the disease, the timing, distribution, efficacy and public acceptance of vaccines, and unintended consequences of the foregoing. As a result, the ultimate impact on our business, financial condition or operating results cannot be reasonably estimated at this time. The situation continues to evolve and additional impacts, which we are unable to predict or plan for, including expenses related to subsequent commercial or employment related litigation, may arise.

On November 4, 2021, the United States Occupational Safety and Health Administration ("OSHA") filed an Emergency Temporary Standard ("ETS") with the Office of the Federal Registrar mandating that employers with more than 100 employees must ensure that their employees are either fully vaccinated or subject to weekly COVID-19 testing and mask wearing by January 4, 2022. It is currently not possible to predict with certainty the enforceability of the OSHA ETS or the impact it will have on our workforce. Additional vaccine mandates may be announced in jurisdictions in which our business operates. Our implementation of these requirements may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to execute our M2022 Plan.

In the first quarter of fiscal 2019, we announced our M2022 plan, a multi-year plan to drive growth, expand margins, expand earnings per share, and generate cash and value. In connection with the plan, we established certain financial goals relating to securing new revenue, profit improvement and cash flow generation. The M2022 plan is based on our current planning assumptions, and achievement of the plan is subject to a number of risks. Our plan includes assumptions that we are able to successfully launch new products, secure new business wins, expand our current customer relationships, reduce costs, and that demand for our products is not further affected by the COVID-19 pandemic and any price increases in raw materials or other manufacturing costs are substantially offset by customer recovery mechanisms. If our assumptions are incorrect, if management is not able to execute the plan or if our business suffers from any number of additional risks set forth herein, we may not be able to achieve the financial goals we have announced for the M2022 plan.

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

During fiscal year 2021, sales to customers that accounted for 10 percent or more of our total sales included AB Volvo, Daimler AG and PACCAR, which represented approximately 24 percent, 16 percent and 13 percent, respectively. No other customer accounted for 10 percent or more of our total sales in fiscal year 2021.

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

A downturn in the global economy could have a material adverse effect on our results of operations, financial condition and cash flows.

The COVID-19 pandemic led to a significant downturn in the global economy, which adversely affected our results of operations, financial condition and cash flows during fiscal year 2021. Although there have been signs of a recovery, there is still uncertainty around the duration and breadth of the COVID-19 pandemic, and as a result the ultimate impact on our business, financial condition or operating results cannot be reasonably estimated at this time. In addition, past recessions have had a significant adverse impact on our business, customers and suppliers. Our cash and liquidity needs are impacted by the level, variability and timing of our customers' worldwide vehicle production and other factors outside of our control. If the global economy experiences another significant decline in the future, our results of operations, financial condition and cash flow would be materially adversely affected.

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

Rising prices for raw materials, as well as labor and transportation costs, are adversely affecting, and are expected to continue adversely affecting, our business and financial results.

Prices of raw materials, primarily steel, for our manufacturing needs and costs of labor and transportation have risen sharply over the past year. These steel price increases, along with increasing labor and transportation costs, are creating pressure on profit margins, and they are expected to continue unfavorably impacting our financial results going forward. While we have had steel pricing adjustment programs in place with most major OEMs, the price adjustment programs typically lag the increase in steel costs and have generally not contemplated all non-index-related increases in steel costs. Raw material price fluctuation, together with the volatility of the commodity markets, which can be impacted by a variety of factors, including changes in trade laws and tariffs, will continue to pose risks to our financial results. We are also experiencing ongoing labor shortages in the certain geographies and increased competition for qualified candidates. These shortages could adversely affect our ability to meet customer demand and are increasing labor costs, which reduce our profitability. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, our operating income could be adversely affected.

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

Technological changes in our industry could materially reduce the demand for our products and services.

The commercial vehicle market is experiencing a period of significant technological change as a result of the trends toward electrified drivetrains and the integration of advanced electronics into traditional products. These trends have led to an increase in the significance of technology to our current and future products and the amount of capital we need to invest to develop these new technologies, as well as an increase in the amount of competition we face from technology focused new market entrants. We are investing in the development of new products and technologies, but the future market acceptance and investment returns for these products are uncertain. If we misjudge the amount of capital to invest or are otherwise unable to continue providing products that meet our customers’ needs in this environment of rapid technological change, our market competitiveness could be adversely affected as demand for our current products and services is reduced.

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

We have a significant number of facilities and operations outside the United States, including investments and joint ventures in developing countries. During fiscal year 2021, approximately 46 percent of our sales from continuing operations were generated outside of the United States. Our strategy to grow in emerging markets may put us at risk due to the risks inherent in operating in such markets. Our international operations are subject to a number of risks inherent in operating abroad, including, but not limited to:

•Risks with respect to currency exchange rate fluctuations (as more fully discussed above);

•Risks to our liquidity if the European monetary union were to dissolve and we were unable to renegotiate European factoring agreements or find alternative sources of liquidity;

•Risks arising in the event one or more countries exit the European monetary union;

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

Shifting trade policies, including the imposition of tariffs and the resulting consequences, could adversely affect our results of operations.

In recent years, the U.S. government has attempted to renegotiate or terminate certain existing bilateral or multi-lateral trade agreements. It also imposed tariffs on certain foreign goods, including steel and certain commercial vehicle parts, which resulted in increased costs for goods imported into the U.S. In response to these tariffs, a number of U.S. trading partners imposed retaliatory tariffs on a wide range of U.S. products, making it more costly for us to export our products to those countries. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, or if demand for our exported products decreases due to the higher cost, our results of operations could be materially adversely affected. In addition, further tariffs or other trade restrictions could be implemented on a broader range of products or raw materials. Any resulting environment of retaliatory trade or other practices could have a material adverse effect on our business, results of operations, customers, suppliers and the global economy.

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

On November 15, 2021, our Standard & Poor’s corporate credit rating and senior unsecured credit rating were BB and BB-, respectively, and our Moody’s Investors Service corporate credit rating and senior unsecured credit rating were Ba3 and B1, respectively. Any lowering of our credit ratings could increase our cost of future borrowings, reduce our access to capital markets and result in lower trading prices for our securities.

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

As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including risks in connection with our transactions that are denominated in foreign currencies. While we employ financial instruments to hedge certain of our foreign currency exchange risks relating to these transactions, our efforts to manage these risks may not be successful. In addition, we translate sales and other results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income, while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal years 2019 and 2020, our reported financial results were adversely affected by appreciation of the U.S. dollar against foreign currencies. For fiscal year 2021, our reported financial results were positively affected by depreciation of the U.S. dollar against foreign currencies.

Environmental, Tax, Asbestos and Other Regulatory Risks

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

Our overall effective tax rate is equal to our total tax expense as a percentage of our total earnings before tax. However, tax expenses and benefits are determined separately for each tax paying component (an individual entity) or group of entities that is consolidated for tax purposes in each jurisdiction. Losses in certain jurisdictions that have valuation allowances against their deferred tax assets provide no current financial statement tax benefit unless required under the intra-period allocation requirements of FASB ASC Topic 740, "Income Taxes" ("ASC Topic 740"). As a result, changes in the mix of projected earnings between jurisdictions, among other factors, could have a significant impact on our overall effective tax rate.

Our unrecognized tax benefits recorded in accordance with ASC Topic 740 could significantly change.

ASC Topic 740 defines the confidence level that a tax position must meet in order to be recognized in the financial statements. This topic requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more likely than not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. In the event that the more-likely-than-not threshold is not met, we would be required to change the relevant tax position, which could have an adverse effect on our results of operations and financial condition.

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

•Enter into cross-licenses with our competitors, which could weaken our overall intellectual property portfolio; or

•Pay substantial damages to our customers or end users to discontinue use or replace infringing technology with non-infringing technology.

Any of the foregoing results could have a material adverse effect on our business, financial condition and results of operations.

We utilize a significant amount of intellectual property in our business. If we are unable to protect our intellectual property, our business could be adversely affected.

Our success depends in part upon our ability to protect our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as customary contractual protections with our customers, distributors, employees and consultants, and security measures to protect our trade secrets. We cannot guarantee that:

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

The commercial vehicle industry, like other industries, continues to be impacted by the cost of pension benefits. In estimating our expected obligations under our pension plans, we make certain assumptions as to economic and demographic factors, such as discount rates and investment returns. If actual experience with these factors is worse than our assumptions, our obligations could be larger than estimated which could in turn increase the amount of mandatory contributions to these plans in the coming years. Our pension plans were overfunded by $51 million as of September 30, 2021.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At September 30, 2021, our operating segments, including all consolidated joint ventures, had the following facilities in the United States, Europe, South America, Canada, Mexico and the Asia-Pacific region. For purposes of these numbers, multiple facilities in one geographic location are counted as one facility.

	Manufacturing and Distribution Facilities	Engineering Facilities, Sales Offices, Warehouses and Service Centers
Commercial Truck	22	9
Aftermarket & Industrial	10	6
Other	—	4
Total	32	19

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

•Various other lawsuits, claims and proceedings have been or may be instituted or asserted against the company or its subsidiaries relating to the conduct of our business, including those pertaining to product liability, tax, warranty or recall claims; intellectual property; safety and health; commercial and employment matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to Meritor, management believes, after consulting with Meritor's Interim Chief Legal Officer, that the disposition of matters that are pending will not have a material effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 4A. Information About Our Executive Officers.

The name, age, positions and offices held with Meritor and principal occupations and employment during the past five years of each of our executive officers as of November 17, 2021, are as follows:

Jeffrey A. Craig, 61 (Caucasian/White Male) - Executive Chairman of the Board since March 2021. In November 2021, the Company announced that Mr. Craig will retire as Executive Chairman of the Board effective December 31, 2021. Prior to serving as Executive Chairman of the Board, he was Chief Executive Officer and President from April 2015 until March 2021; Director of Meritor since April 2015; President and Chief Operating Officer from June 2014 until April 2015; Senior Vice President and President of Commercial Truck & Industrial from February 2013 until May 2014; Senior Vice President and Chief Financial Officer from May 2008 until January 2013; Acting Controller from May 2008 to January 2009; Senior Vice President and Controller from May 2007 until May 2008; Vice President and Controller from May 2006 until April 2007. Prior to joining Meritor, Craig was President and Chief Executive Officer of General Motors Acceptance Corporation ("GMAC") Commercial Finance (commercial lending service) from 2001 to May 2006 and President and Chief Executive Officer of GMAC’s Business Credit division from 1999 to 2001. He joined GMAC as general auditor in 1997 from Deloitte & Touche, where he served as an audit partner.

Chris Villavarayan, 51 (Indian/South Asian Male) - Chief Executive Officer and President since March 2021. Prior to serving as CEO, he was Executive Vice President and Chief Operating Officer with oversight of the company's global operations for both business segments - Commercial Truck and Aftermarket & Industrial from January 2020 to March 2021; Senior Vice President and President of Global Truck from January 2018 to January 2020; Senior Vice President and President for Americas from February 2014 until January 2018; Vice President of Global Manufacturing and Supply Chain Management from June 2012 until February 2014; Managing Director of Meritor India and CEO of MHVSIL and Automotive Axles Ltd. (joint venture between Meritor and Kalyani Group of India) from December 2009 until June 2012; General Manager of European Operations and Worldwide Manufacturing Planning and Strategy from June 2007 until December 2009; Director of Manufacturing Performance Plus from November 2006 until June 2007; Regional Manager of Continuous Improvement from July 2005 until November 2006; Industrialization Project Manager from September 2001 until July 2005; and Site Manager of the Meritor St. Thomas, Ontario, facility from June 2000 until September 2001.

Carl D. Anderson II, 52 (Caucasian/White Male) - Senior Vice President and Chief Financial Officer since March 2019. Prior to serving as Senior Vice President and Chief Financial Officer, he was Group Vice President of Finance from March 2018 until March 2019; Vice President and Treasurer from February 2012 until March 2018; Assistant Treasurer from August 2009 until February 2012; Director of Capital Markets from September 2006 until August 2009. Prior to joining Meritor, Anderson held progressive leadership positions with GMAC and First Chicago NBD.

Timothy Bowes, 58 (Caucasian/White Male) - Senior Vice President and President of Electrification, Industrial and North America Aftermarket since March 2021. Prior to serving as Senior Vice President and President of Electrification, Industrial and North America Aftermarket, he was Group Vice President and President of Industrial and North America Aftermarket from March 2020 until March 2021. Prior to rejoining Meritor, Bowes was Senior Vice President, Executive Officer and President of American Axle’s casting business from 2015 until 2020. Prior to that, he was CEO and president of Transtar Corporation from 2012 until 2014. Bowes was previously with Meritor from 2005-2013, during which time he was responsible for Defense, Specialty, Off-Highway and the Asia Pacific region. In 2011, he assumed responsibility for the Commercial Truck business as Executive Officer and President. Before that, he held senior executive positions in sales and marketing at Hilite International and Wescast Industries, as well as positions with Intermet Corporation and ITT Automotive.

Ken Hogan, 52 (Caucasian/White Male) - Senior Vice President and President of Truck, Europe and Asia Pacific since March 2021. Prior to serving as Senior Vice President and President of Truck, Europe and Asia Pacific, he was Vice President of Europe, China and Japan from February 2020 until March 2021; Vice President of China, Japan and the ASEAN Region, based out of Shanghai, China, from January 2018 until January 2020; Vice President of Rear Drivetrain from October 2015 until December 2018; General Manager of North America Axles from January 2013 until October 2015; General Manager of Front Axles and Drivelines from July 2011 until December 2012; Director of Corporate Development from September 2009 until July 2011. Before joining Meritor, Hogan held progressive leadership positions with Booz Allen Hamilton, Deloitte, Falding Capital Group and Detroit Diesel.

John Nelligan, 56 (Caucasian/White Male) - Senior Vice President and President of Truck, Americas since March 2021. Prior to serving as Senior Vice President and President of Truck, Americas, he was Group Vice President and President of North America Truck from March 2020 until March 2021; Vice President of Global Sales and Service from January 2018 until March 2020; Vice President of Original Equipment Manufacturer (OEM) Sales and National Accounts from July 2011 until March 2020; Director of Field Sales and Service for Meritor’s Canadian region from February 2010 until June 2011. Prior to joining Meritor, Nelligan was Dealer Principal and General Manager of Harper Truck Centres, Inc. from September 2005 until October 2009. He also held positions with increasing responsibility at Daimler Trucks North America, including Vice President and General Manager of the Canadian region’s Sterling Trucks and Western Star brands, and General Manager of Canadian Sales and Marketing and Fleet Sales Manager with Western Star Trucks Inc. from November 1997 until September 2005.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Meritor's common stock, par value $1 per share ("Common Stock"), is listed on the New York Stock Exchange and trades under the symbol "MTOR." On November 16, 2021, there were 8,878 shareholders of record of Meritor's Common Stock.

Our senior secured revolving credit facility permits us to pay up to $65 million towards dividends and the repurchase of common stock shares in any fiscal year provided that at the date of declaration or payment no default or unmatured default has occurred and is continuing and the total leverage ratio would not exceed 2.65 to 1.00, in each case as defined in the senior secured revolving credit facility. The company may exceed the $65 million limit in any fiscal year provided that the amount does not exceed a contractual limitation of $535 million during the term of the senior revolving credit facility. The current amount available under this provision as of September 30, 2021 is estimated at $359 million.

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

•If the dividends are less than $120 million per fiscal year (with a carryover to the next fiscal year of up to $120 million if unused in the current fiscal year); and
•If after giving effect to the dividend, the total leverage ratio, as defined in the indentures, would not exceed 4.00 to 1.00.

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information on securities authorized for issuance under equity compensation plans.

Issuer repurchases

The table below sets forth information with respect to purchases made by or on behalf of us of shares of our Common Stock during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1- 31, 2021	1,467,867	$23.14	1,467,867	$—
August 1- 31, 2021	—	—	—	—
September 1- 30, 2021	—	—	—	—
Total	1,467,867		1,467,867
(1) On November 7, 2019, the Board of Directors authorized the repurchase of up to $325 million of our Common Stock from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. This authorization was completed in fiscal year 2021.

 The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our Common Stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 5 of this Annual Report on Form 10-K. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in fiscal year 2021.

Shareholder Return Performance Presentation

The line graph below compares the cumulative total shareholder return of the S&P 500, the S&P Smallcap 600, Meritor, Inc. and the peer group of companies for the period from September 30, 2016 to September 30, 2021, assuming a fixed investment of $100 at the respective closing prices on the last day of each fiscal year and reinvestment of cash dividends.

	9/16	9/17	9/18	9/19	9/20	9/21
Meritor, Inc.	100.00	233.69	173.94	166.22	188.14	191.46
S&P 500	100.00	118.61	139.85	145.80	167.89	218.27
S&P Smallcap 600	100.00	121.05	144.14	130.67	119.84	188.92
Peer Group 2020 (1)	100.00	138.39	121.05	130.67	163.23	187.00
Peer Group 2021 (2)	100.00	137.63	129.86	137.06	163.80	184.69
(1)The 2020 peer group consists of representative commercial vehicle suppliers of approximately comparable products to Meritor. The peer group consists of Commercial Vehicle Group, Inc., Cummins Inc., Dana Incorporated, Haldex AB, Modine Manufacturing Company, SAF-Holland SA and Stoneridge, Inc.
(2)The 2021 peer group consists of representative commercial vehicle suppliers of approximately comparable products to Meritor. The peer group consists of Commercial Vehicle Group, Inc., Cummins Inc., Dana Incorporated, Haldex AB, Allison Transmission Holdings Inc. and SAF-Holland SA.

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

Item 6. [Reserved]

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

COVID-19 Pandemic Update

The COVID-19 pandemic adversely affected our financial performance throughout most of fiscal year 2020 and the beginning of fiscal year 2021, however the direct adverse impacts of the pandemic on our operations and financial performance started to dissipate over the course of the third fiscal quarter of fiscal year 2021. All of our facilities have been fully operational since the end of fiscal year 2020 and our salaried employees have begun returning to work in person, in each case under enhanced safety guidelines. Although we are optimistic that the worst of the pandemic is behind us, the progression of the pandemic, and its direct and indirect impacts on our markets, customers, operations and financial performance, have been unpredictable. As a result of this continued uncertainty, there may still be impacts on our industry, customers, operations, workforce, supply chains, distribution systems and availability of manufacturing inputs in the future which cannot be reasonably estimated at this time.

Change in Non-GAAP Measures

Beginning in the second quarter of fiscal year 2021, we revised our presentation of two non-GAAP measures, adjusted income (loss) from continuing operations attributable to the company and adjusted diluted earnings (loss) per share from continuing operations, to better align with the SEC’s guidance. An adjustment for non-cash tax expense related to the use of deferred tax assets in jurisdictions with net operating loss carryforwards or tax credits will no longer be included in these two non-GAAP measures; however the underlying availability and the benefits of the tax attributes to offset future taxable income has not changed. For comparability, references to prior period non-GAAP measures have been updated to show the effect of omitting this adjustment from adjusted income (loss) from continuing operations attributable to the company and adjusted diluted earnings (loss) per share from continuing operations.

Fiscal Year 2021 Results

Our sales for fiscal year 2021 were $3,833 million, an increase from $3,044 million in the prior year. The increase in sales was driven primarily by higher global truck production in all markets.
Net income attributable to Meritor for fiscal years 2021 and 2020 was $199 million and $245 million, respectively. The decrease in net income year over year was driven primarily by income, net of tax, associated with the termination of the company's distribution arrangement with WABCO Holdings, Inc. ("WABCO") in fiscal 2020 and higher freight, steel and electrification costs in fiscal year 2021, partially offset by conversion on higher revenue.

Net income from continuing operations attributable to the company for fiscal years 2021 and 2020 was $200 million and $244 million, respectively. Adjusted income from continuing operations attributable to the company for fiscal years 2021 and 2020 was $195 million and $73 million, respectively (see Non-GAAP Financial Measures below).

Adjusted EBITDA (see Non-GAAP Financial Measures below) for fiscal year 2021 was $411 million compared to $272 million in fiscal year 2020. Our adjusted EBITDA margin (see Non-GAAP Financial Measures below) in fiscal year 2021 was 10.7 percent compared to 8.9 percent in the same period a year ago. The increase in adjusted EBITDA and adjusted EBITDA margin year over year were driven primarily by higher sales volumes, partially offset by higher freight, steel and electrification costs.

Cash flows provided by operating activities were $197 million in fiscal year 2021 compared to $265 million in the prior fiscal year. The decrease in cash provided by operating activities was driven primarily by $265 million of cash received in fiscal year 2020 from the termination of the distribution arrangement with WABCO and an increase in fiscal year 2021 working capital requirements.

Capital Markets Transactions

During the first quarter of fiscal year 2021, we issued $275 million of 4.50 percent notes due 2028 (the "4.50 Percent Notes"). Net proceeds from the offering of the 4.50 Percent Notes, as well as cash on hand, were used to repay $275 million of the outstanding $450 million aggregate principal amount of our 6.25 percent notes due 2024 (the "6.25 Percent Notes due 2024"). The redemption price was equal to 102.083% of the principal amount of the 6.25 Percent Notes due 2024 redeemed, plus accrued and unpaid interest. These redemptions were accounted for as an extinguishment of debt, and we recognized a loss on debt extinguishment of $8 million.

During the first quarter of fiscal year 2021, we issued a notice of redemption for all of the outstanding $23 million aggregate principal amount of our 7.875 percent convertible notes due 2026 (the "7.875 Percent Convertible Notes"). All remaining outstanding 7.875 Percent Convertible Notes were surrendered in November 2020 for conversion and were settled in cash up to the accreted principal amount and the remainder of the conversion obligation. The conversion of the 7.875 Percent Convertible Notes was settled for $53 million, of which $23 million represented principal repayment and $30 million represented the payment of conversion in excess of the accreted principal. There was no loss on extinguishment. As of December 31, 2020, the 7.875 Percent Convertible Notes were fully redeemed.

During the third quarter of fiscal year 2021, we redeemed all of the outstanding $175 million aggregate principal amount of our 6.25 Percent Notes due 2024 using cash on hand. The redemption price was equal to 101.042% of the principal amount of the 6.25 Percent Notes due 2024 redeemed, plus accrued and unpaid interest. This redemption was accounted for as an extinguishment of debt, and we recognized a loss on debt extinguishment of $3 million. As of June 30, 2021, the 6.25 Percent Notes due 2024 were fully redeemed.

Equity Repurchase Authorization

During fiscal year 2021, we repurchased 2.4 million shares of common stock for $59 million pursuant to the November 2019 equity repurchase authorization described in the Liquidity section below, completing the existing equity repurchase authorization.

On July 28, 2021, the Board of Directors authorized the repurchase of an additional $250 million of the company’s common stock. Repurchases can be made from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. As of September 30, 2021, the amount remaining available for repurchases under this common stock repurchase authorization was $250 million.

Trends and Uncertainties

Industry Production Volumes

The following table reflects estimated on-highway commercial truck production volumes for selected original equipment (OE) markets based on available sources and management's estimates.

	Year Ended September 30,
	2021	2020	2019	2018	2017
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	262	218	359	307	237
North America, Medium-Duty Trucks	235	222	287	264	246
Western Europe, Heavy- and Medium-Duty Trucks	409	337	485	484	469
South America, Heavy- and Medium-Duty Trucks	151	98	109	102	73
India, Heavy- and Medium-Duty Trucks	281	131	376	464	315
Across most regions, we are expecting production build to increase in fiscal year 2022, as discussed below.
North America:
Production volumes in fiscal year 2021 increased from the production levels experienced in fiscal year 2020. We expect fiscal 2022 Heavy-Duty Truck production volumes to increase compared with the levels experienced in fiscal year 2021.
Western Europe:
During fiscal year 2021, production volumes in Western Europe significantly increased from the production levels experienced in fiscal year 2020. We expect fiscal year 2022 production volumes to remain consistent with the levels experienced in fiscal year 2021.
South America:
During fiscal year 2021, production volumes in South America significantly increased from the levels experienced in fiscal year 2020. We expect fiscal year 2022 production volumes to remain consistent with the levels experienced in fiscal year 2021.
China:
During fiscal year 2021, production volumes in China remained consistent with the levels experienced in fiscal year 2020. We expect fiscal year 2022 production volumes in China to remain consistent with the levels experienced in fiscal year 2021.
India:
During fiscal year 2021, production volumes in India significantly increased from the levels experienced in fiscal year 2020. We expect fiscal year 2022 production volumes in India to increase from the levels experienced in fiscal year 2021.

Industry-Wide and Other Significant Issues

Our business continues to address a number of challenging industry-wide issues including the following:
•Uncertainty regarding the duration and severity of the COVID-19 pandemic and its effects on public health, the global economy, financial markets, and our operations and customers, including additional expense related to enhancing safety measures for our employees;
•Uncertainty around the global economic outlook;
•Volatility in price and availability of steel, components, labor, transportation costs and other commodities, including energy;

•Potential for disruptions in the financial markets and their impact on the availability and cost of credit;
•Technological changes in our industry as a result of the trends toward electrified drivetrains and the integration of advanced electronics and their impact on the demand for our products and services;
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
•Ability to manage possible adverse effects on European markets or our European operations, or financing arrangements related thereto, or in the event one or more countries exit the European monetary union;
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

Adjusted income (loss) from continuing operations attributable to the company and adjusted diluted earnings (loss) per share from continuing operations are defined as reported income (loss) from continuing operations and reported diluted earnings (loss) per share from continuing operations before restructuring expenses, asset impairment charges and other special items as determined by management. Adjusted EBITDA is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization, non-controlling interests in consolidated joint ventures, loss on sale of receivables, restructuring expenses, asset impairment charges and other special items as determined by management. Adjusted EBITDA margin is defined as adjusted EBITDA divided by consolidated sales from continuing operations. Segment adjusted EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, noncontrolling interests in consolidated joint ventures, loss on sale of receivables, restructuring expense, asset impairment charges and other special items as determined by management. Segment adjusted EBITDA excludes unallocated legacy and corporate expense (income), net. Segment adjusted EBITDA margin is defined as segment adjusted EBITDA divided by consolidated sales from continuing operations, either in the aggregate or by segment as applicable. Free cash flow is defined as cash flows provided by (used for) operating activities less capital expenditures. Free cash flow conversion is defined as free cash flow over adjusted income from continuing operations attributable to the company. Beginning in the second quarter of fiscal year 2021, the company no longer includes an adjustment for non-cash tax expense related to the use of deferred tax assets in jurisdictions with net operating loss carryforwards or tax credits in adjusted income (loss) from continuing operations attributable to the company and adjusted diluted earnings (loss) per share from continuing operations.

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

Our Board of Directors uses adjusted EBITDA margin, free cash flow, adjusted diluted earnings (loss) per share from continuing operations and free cash flow conversion as key metrics to determine management’s performance under our performance-based compensation plans, provided that, solely for this purpose, adjusted diluted earnings (loss) per share from continuing operations also includes an adjustment for the use of deferred tax assets in jurisdictions with net operating loss carryforwards or tax credits.

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

	Year Ended September 30,
	2021	2020	2019
Income from continuing operations attributable to the company	$200	$244	$290
Restructuring costs	13	27	8
Loss on debt extinguishment	11	—	—
Asset impairment charges	—	8	10
U.S. tax reform impacts(1)	—	—	(3)
Tax valuation allowance reversal, net and other(2)	—	—	(3)
Transaction costs(3)	—	5	6
Income from WABCO distribution termination	—	(265)	—
Brazilian VAT credit	(22)	—	—
Asbestos related items(4)	—	—	(31)
Tax initiatives	(10)	—	—
Income tax expense(5)	3	54	2
Adjusted income from continuing operations attributable to the company	$195	$73	$279

Diluted earnings per share from continuing operations	$2.74	$3.23	$3.36
Impact of adjustments on diluted earnings per share	(0.06)	(2.26)	(0.13)
Adjusted diluted earnings per share from continuing operations	$2.68	$0.97	$3.23
(1) The year ended September 30, 2019 includes a one time net charge of $9 million recorded for an election made that will allow for future tax-free repatriation of cash to the United States and $12 million of non-cash tax benefit related to the one time deemed repatriation of accumulated foreign earnings.
(2) The year ended September 30, 2019 includes a $3 million decrease in valuation allowances for certain U.S. state jurisdictions.
(3) Represents acquisition transaction fees and inventory step-up amortization.
(4) The year ended September 30, 2019 includes $31 million related to the remeasurement of the Maremont net asbestos liability based on the Maremont plan of reorganization (see Note 22 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data).
(5) The year ended September 30, 2021 includes $7 million of income tax expense related to the Brazilian VAT Credit, $2 million of income tax benefits related to restructuring and $2 million of income tax benefits for the loss on debt extinguishment. The year ended September 30, 2020 includes $62 million of income tax expense related to the WABCO distribution arrangement termination, $6 million of income tax benefits related to restructuring, $1 million of income tax benefits related to transaction costs and $1 million of income tax benefits related to asset impairment charges. The year ended September 30, 2019 includes $2 million of income tax benefits related to restructuring, $2 million of income tax benefits related to asset impairment and $6 million income tax expense related to asbestos related items.

Free cash flow is reconciled to cash flows provided by operating activities below (in millions).

	Year Ended September 30,
	2021	2020	2019
Cash provided by operating activities	$197	$265	$256
Capital expenditures	(90)	(85)	(103)
Free cash flow (1)	$107	$180	$153

Free cash flow / Net income from continuing operations attributable to the company	54%	74%	53%

Free cash flow conversion (Free cash flow / Adjusted income from continuing operations attributable to the company)	55%	247%	55%
(1) The year ended September 30, 2020 includes $265 million of cash received from termination of the WABCO distribution arrangement. The year ended September 30, 2019 includes a $48 million contribution of cash to fund the Maremont 524(g) trust, as well as $2 million of Maremont cash.

Adjusted EBITDA and segment adjusted EBITDA are reconciled to net income attributable to Meritor, Inc. below (dollars in millions).

	Year Ended September 30,
	2021	2020	2019
Net income attributable to Meritor, Inc.	$199	$245	$291
Less: Income (loss) from discontinued operations, net of tax, attributable to Meritor, Inc.	1	(1)	(1)
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$200	$244	$290

Interest expense, net	79	66	57
Provision for income taxes	24	78	82
Depreciation and amortization	103	101	87
Restructuring costs	13	27	8
Asbestos related items	—	—	(31)
Transaction costs	—	5	6
Loss on sale of receivables	4	4	6
Asset impairment charges	—	8	10
Income from WABCO distribution termination	—	(265)	—
Brazilian VAT credit	(22)	—	—
Noncontrolling interests	10	4	5
Adjusted EBITDA	$411	$272	$520

Adjusted EBITDA margin(1)	10.7%	8.9%	11.9%

Unallocated legacy and corporate expense (income), net(2)	(13)	(6)	(3)
Segment adjusted EBITDA	$398	$266	$517

Commercial Truck
Segment adjusted EBITDA	$259	$116	$342
Segment adjusted EBITDA margin(3)	8.6%	5.3%	9.9%

Aftermarket & Industrial
Segment adjusted EBITDA	$139	$150	$175
Segment adjusted EBITDA margin(3)	14.1%	15.3%	15.9%
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

Non-Consolidated Joint Ventures

At September 30, 2021, our continuing operations included investments in joint ventures that are not majority owned or controlled and are accounted for under the equity method of accounting. Our investments in non-consolidated joint ventures totaled $132 million and $107 million at September 30, 2021 and 2020, respectively.

These strategic alliances provide for sales, product design, development and/or manufacturing in certain product and geographic areas. Aggregate sales of our non-consolidated joint ventures were $1,011 million, $696 million and $1,231 million in fiscal years 2021, 2020 and 2019, respectively.

Our equity in the earnings of affiliates was $34 million, $14 million and $31 million in fiscal years 2021, 2020 and 2019, respectively. The increase in equity in earnings of affiliates for fiscal year 2021 compared to fiscal year 2020 was primarily attributable to higher production volumes at our joint ventures. We received cash dividends from our affiliates of $7 million, $10 million and $23 million in fiscal years 2021, 2020 and 2019, respectively.

For more information about our non-consolidated joint ventures, see Note 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Results of Operations

Fiscal Year 2021 Compared to Fiscal Year 2020

A detailed comparison of the Company’s fiscal year 2020 operating results to its fiscal year 2019 operating results can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s fiscal year 2020 Annual Report on Form 10-K filed November 12, 2020.

Sales

The following table reflects total company and business segment sales for fiscal years 2021 and 2020 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

					Dollar Change Due To
	2021	2020	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck
North America	$1,517	$1,181	$336	28%	$—	$336
Europe	649	465	184	40%	45	139
South America	315	169	146	86%	(25)	171
China	128	134	(6)	(4)%	11	(17)
India	146	71	75	106%	(1)	76
Other	111	60	51	85%	5	46
Total External Sales	$2,866	$2,080	$786	38%	$35	$751
Intersegment Sales	142	110	32	29%	11	21
Total Sales	$3,008	$2,190	$818	37%	$46	$772

Aftermarket & Industrial
North America	$792	$803	$(11)	(1)%	$4	$(15)
Europe	171	156	15	10%	10	5
Other	4	5	(1)	(20)%	—	(1)
Total External Sales	$967	$964	$3	—%	$14	$(11)
Intersegment Sales	22	17	5	29%	6	(1)
Total Sales	$989	$981	$8	1%	$20	$(12)

Total External Sales	$3,833	$3,044	$789	26%	$49	$740

Commercial Truck sales were $3,008 million in fiscal year 2021, up 37 percent from fiscal year 2020. Higher sales were driven by higher global truck production in all markets.

Aftermarket & Industrial sales were $989 million in fiscal year 2021, up 1 percent from fiscal year 2020. Consistent year over year sales were primarily driven by higher volumes across the segment, partially offset by the termination of the WABCO distribution arrangement.

	Year Ended September 30,
	2021	2020	Increase (Decrease)	% Change
Sales	$3,833	$3,044	$789	26%
Cost of sales	(3,328)	(2,716)	612	23%
GROSS PROFIT	505	328	177	54%
Selling, general and administrative	(270)	(221)	49	22%
Income from WABCO distribution termination	—	265	(265)	N/A
Other operating expense, net	(17)	(40)	(23)	(58)%
OPERATING INCOME	218	332	(114)	(34)%
Other income, net	61	46	15	33%
Equity in earnings of affiliates	34	14	20	143%
Interest expense, net	(79)	(66)	13	20%
INCOME BEFORE INCOME TAXES	234	326	(92)	(28)%
Provision for income taxes	(24)	(78)	(54)	(69)%
INCOME FROM CONTINUING OPERATIONS	210	248	(38)	(15)%
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(1)	1	(2)	200%
NET INCOME	209	249	(40)	(16)%
Less: Net income attributable to noncontrolling interests	(10)	(4)	6	150%
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$199	$245	$(46)	(19)%

Cost of Sales and Gross Profit

Cost of sales primarily represents material, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for fiscal year 2021 was $3,328 million, compared to $2,716 million in the prior year, representing a 23 percent increase, primarily driven by increased market volumes. Total cost of sales was approximately 87 percent of sales for fiscal year 2021, compared to approximately 89 percent for the prior fiscal year.

The following table summarizes significant factors contributing to the changes in costs of sales during fiscal year 2021 compared to the prior fiscal year (in millions):

Cost of Sales
Fiscal year ended September 30, 2020	$2,716
Volumes, mix and other, net	576
Foreign exchange	36
Fiscal year ended September 30, 2021	$3,328

Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Higher material costs	$499
Higher labor and overhead costs	120
Other, net	(7)
Total change in cost of sales	$612

Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs increased by $499 million compared to the prior fiscal year primarily due to increased volumes and higher freight and steel costs.

Labor and overhead costs increased by $120 million compared to the prior fiscal year primarily due to higher volumes in our markets.

Gross profit for fiscal year 2021 was $505 million, compared to $328 million in fiscal year 2020. Gross margin, as a percentage of sales, was 13.2 percent and 10.8 percent for fiscal years 2021 and 2020, respectively.

Other Income Statement Items

Selling, general and administrative expenses ("SG&A") were $270 million in fiscal year 2021, compared to $221 million in fiscal year 2020, an increase of $49 million. The increase was primarily due to higher incentive compensation costs and electrification costs, partly offset by headcount reductions and reduced travel expenditures.

Other operating expense, net for fiscal year 2021 was $17 million, compared to $40 million in fiscal year 2020. The decrease in other operating expense was primarily driven primarily by lower restructuring expense.

Other income, net for fiscal year 2021 was $61 million, compared to $46 million in fiscal year 2020. The increase was primarily driven by the recognition of $10 million of other income related to VAT credits in our wholly-owned Brazilian subsidiary during the second quarter of fiscal year 2021. During fiscal year 2021, the company recognized a $22 million pre-tax loss recovery, net of legal expenses, on the overpayment of value added taxes in Brazil. Of the amount recognized, $15 million was recognized in Sales consistent with the company’s VAT policy, $10 million in Other income, net and $3 million as expense in Selling, general and administrative.

Equity in earnings of affiliates was $34 million in fiscal year 2021, compared to $14 million in the prior year. The increase was primarily attributable to improved earnings at our joint ventures and the recognition of a VAT credit of $6 million at our joint venture in Brazil during the first quarter of fiscal year 2021.

Interest expense, net was $79 million in fiscal year 2021, compared to $66 million in fiscal year 2020. The increase in interest expense was primarily attributable to higher interest costs year over year as well as $11 million of debt extinguishment costs incurred in fiscal year 2021.

Provision for income taxes was $24 million in fiscal year 2021, compared to $78 million in fiscal year 2020. The decrease in tax expense was primarily related to the tax effect of the proceeds received from the termination of the WABCO distribution arrangement during the second quarter of fiscal year 2020, partially offset by increased earnings in jurisdictions which do not have a tax valuation allowance.

Income from continuing operations (before noncontrolling interests) was $210 million for fiscal year 2021, compared to $248 million for fiscal year 2020. The reasons for the decrease are discussed above.

Net income attributable to Meritor, Inc. was $199 million for fiscal year 2021, compared to $245 million for fiscal year 2020. Various factors that contributed to the decrease in net income are discussed above.

Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins

The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for fiscal years 2021 and 2020 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA Margins
	2021	2020	Change	2021	2020	Change
Commercial Truck	$259	$116	$143	8.6%	5.3%	3.3	pts
Aftermarket & Industrial	139	150	(11)	14.1%	15.3%	(1.2)	pts
Segment adjusted EBITDA	$398	$266	$132	10.4%	8.7%	1.7	pts

Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck	Aftermarket & Industrial	Total
Segment adjusted EBITDA - Year Ended September 30, 2020	$116	$150	$266
Volume, mix, performance and other	141	(2)	139
Higher earnings from unconsolidated affiliates	20	—	20
Higher short- and long-term variable compensation	(31)	(11)	(42)
Impact of foreign currency exchange rates	13	2	15
Segment adjusted EBITDA - Year Ended September 30, 2021	$259	$139	$398

Commercial Truck Segment adjusted EBITDA was $259 million in fiscal year 2021, compared to $116 million in the prior fiscal year. Segment adjusted EBITDA margin increased to 8.6 percent in fiscal year 2021 from 5.3 percent in the prior fiscal year. The increase in segment adjusted EBITDA and segment adjusted EBITDA margin was primarily driven by conversion on higher revenue, partially offset by higher steel and freight costs, incentive compensation, and electrification costs in fiscal year 2021.

Aftermarket & Industrial Segment adjusted EBITDA was $139 million in fiscal year 2021, compared to $150 million in the prior fiscal year. Segment adjusted EBITDA margin decreased to 14.1 percent in fiscal year 2021 from 15.3 percent in fiscal year 2020. The decrease in segment adjusted EBITDA and segment adjusted EBITDA margin was primarily driven by the impact from higher freight and incentive compensation costs, partially offset by cost reduction actions.

Cash Flows (in millions)

	Year Ended September 30,
	2021	2020	2019
OPERATING CASH FLOWS
Income from continuing operations	$210	$248	$295
Depreciation and amortization	103	101	87
Loss on debt extinguishment, net	11	—	—
Deferred income tax expense (income)	(13)	38	40
Pension and retiree medical income	(53)	(42)	(37)
Asset impairment charges	—	8	10
Equity in earnings of affiliates	(34)	(14)	(31)
Stock compensation expense	20	7	18
Restructuring costs	13	27	8
Dividends received from equity method investments	7	10	23
Pension and retiree medical contributions	(10)	(15)	(16)
Asbestos related liability remeasurement	—	—	(31)
Contribution to Maremont trust	—	—	(48)
Restructuring payments	(13)	(25)	(5)
Decrease (increase) in working capital	(86)	61	(14)
Changes in off-balance sheet receivable securitization and factoring programs	13	(77)	(18)
Other, net	30	(62)	(25)
Operating cash flows provided by continuing operations	198	265	256
Operating cash flows used for discontinued operations	(1)	—	—
CASH PROVIDED BY OPERATING ACTIVITIES	$197	$265	$256

Cash provided by operating activities for fiscal year 2021 was $197 million, compared to $265 million in fiscal year 2020 and $256 million in fiscal year 2019. The decrease in cash flow provided by operating activities in fiscal year 2021 was driven primarily by $265 million of cash received in fiscal year 2020 from the termination of the distribution arrangement with WABCO and an increase in fiscal year 2021 working capital requirements. The increase in cash flows provided by operating activities in fiscal year 2020 compared to fiscal year 2019 was driven primarily by $265 million of cash received from the termination of the distribution arrangement with WABCO in fiscal year 2020, largely offset by 2020 lower revenues as a result of significantly lower market volumes due to the impact of the COVID-19 pandemic.

	Year Ended September 30,
	2021	2020	2019
INVESTING CASH FLOWS
Capital expenditures	$(90)	$(85)	$(103)
Cash paid for business acquisitions, net of cash received	—	—	(168)
Cash paid for investment in Transportation Power, Inc.	—	(13)	(6)
Other investing activities	(8)	9	6
CASH USED FOR INVESTING ACTIVITIES	$(98)	$(89)	$(271)

Cash used for investing activities was $98 million in fiscal year 2021, compared to cash used for investing activities of $89 million in fiscal year 2020 and cash used for investing activities of $271 million in fiscal year 2019. The increase in cash used for investing activities in the fiscal year 2021 was primarily driven by higher capital expenditure activity in fiscal year 2021 as compared to fiscal year 2020. The decrease in cash used for investing activities in fiscal year 2020 compared to fiscal year 2019 was primarily driven by acquisition activity in fiscal year 2019 as compared to fiscal year 2020. Capital expenditures were $90 million in fiscal year 2021, compared to $85 million in fiscal year 2020 and $103 million in fiscal year 2019.

	Year Ended September 30,
	2021	2020	2019
FINANCING CASH FLOWS
Term loan payments	$(13)	$(8)	$—
Securitization	—	(8)	(38)
Borrowings against revolving line of credit	—	304	190
Repayments of revolving line of credit	—	(304)	(190)
Term loan borrowings	—	—	175
Proceeds from debt issuances	275	300	—
Repurchase of convertible notes	(53)	—	—
Redemption of notes	(458)	—	(24)
Debt issuance costs	(5)	(5)	(4)
Other financing activities	(1)	(2)	(2)
Net change in debt	(255)	277	107
Repurchase of common stock	(59)	(241)	(96)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$(314)	$36	$11

Cash used for financing activities was $314 million in fiscal year 2021, compared to cash provided by financing activities of $36 million in fiscal year 2020 and cash provided by financing activities of $11 million in fiscal year 2019. The increase in cash used for financing activities in fiscal year 2021 compared to fiscal year 2020 was primarily related to the redemption of our 6.25 Percent Notes due 2024 and our 7.875 Percent Convertible Notes (see Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data), partially offset by the proceeds from the issuance of our 4.50 Percent Notes (see Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). The increase in cash provided by financing activities in fiscal year 2020 compared to fiscal year 2019 was primarily related to the proceeds from the issuance of the $300 million principal amount of our 6.25 percent notes due 2025, partially offset by the repurchase of 10.4 million shares of our common stock for $241 million.

Contractual Obligations

As of September 30, 2021, we are contractually obligated to make payments as follows (in millions):

	Total	2022	2023	2024	2025 (2)	2026	Thereafter (3)(4)
Total debt (1)	$1,053	$18	$13	$122	$300	$—	$600
Operating leases	83	16	14	10	8	5	30
Interest payments on long-term debt	328	42	42	42	35	23	144
Total	$1,464	$76	$69	$174	$343	$28	$774
(1) Total debt excludes unamortized discount on convertible notes of $23 million and unamortized issuance costs of $13 million.
(2) Includes the 6.25 percent senior notes due 2025, which contain a call feature that allows for early redemption (refer to Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).
(3) Includes the 3.25 percent convertible notes due 2037, which contain a put and call feature that allows for early redemption beginning in 2025 (refer to Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).
(4) Includes the 4.50 percent senior notes due 2028, which contain a call feature that allows for early redemption (refer to Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).
We also sponsor defined benefit pension plans that cover certain of our U.S. employees and certain non-U.S. employees. Our funding practice provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries. Management expects funding for our retirement pension plans of approximately $5 million in fiscal year 2022.

We also sponsor retirement medical plans that cover certain of our U.S. and non-U.S. employees and retirees, including certain employees of divested businesses, and provide for medical payments to eligible employees and dependents upon retirement. Management expects gross retiree medical plan benefit payments of approximately $5 million, $5 million, $4 million, $3 million and $3 million in fiscal years 2022, 2023, 2024, 2025 and 2026, respectively, before consideration of any Part D reimbursement from the U.S. government.

Contractual obligations identified in the table above do not include liabilities associated with uncertain tax positions of $52 million due to the high degree of uncertainty regarding the future cash outflows associated with these amounts. For additional discussion of uncertain tax positions, refer to Note 21 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Liquidity

Our outstanding debt, net of discounts and unamortized debt issuance costs where applicable, is summarized below (in millions). For a detailed discussion of terms and conditions related to this debt, see Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

	September 30,
	2021	2020
Fixed-rate debt securities	$566	$741
Fixed-rate convertible notes	321	343
Term loan	153	166
Unamortized discount on convertible notes	(23)	(29)
Other borrowings	10	6
Total debt	$1,027	$1,227

Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs, restructuring and product development programs. We expect fiscal year 2022 capital expenditures to be approximately $100 million - $120 million.

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
In November 2020, we filed a shelf registration statement with the Securities and Exchange Commission, registering an indeterminate amount of debt and/or equity securities that we may offer in one or more offerings on terms to be determined at the time of sale.

We believe our current financing arrangements provide us with the financial flexibility required to maintain our operations during the uncertain times of the COVID-19 pandemic and fund future growth, including actions required to improve our market share and support continued internal investments, through the term of our revolving credit facility, which matures in June 2024.

Sources of liquidity as of September 30, 2021, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 9/30/21	Readily Available as of 9/30/21	Current Expiration
On-balance sheet arrangements:
Senior secured revolving credit facility (1)	$685	$—	$601	June 2024
Committed U.S. accounts receivable securitization(2)	110	3	70	March 2024
Total on-balance sheet arrangements	795	3	671
Off-balance sheet arrangements: (2)
Committed Swedish Factoring Facility (3)(4)	$179	$88	$—	March 2024
Committed U.S. Factoring Facility (3)	75	49	—	February 2023
Uncommitted U.K. Factoring Facility	29	2	—	February 2022
Uncommitted Italy Factoring Facility	35	17	—	June 2022
Other uncommitted factoring facilities (5)	N/A	17	N/A	None
Total off-balance sheet arrangements	318	173	—
Total available sources	$1,113	$176	$671
(1)The availability under the senior secured revolving credit facility is subject to a priority debt-to-EBITDA ratio covenant, as measured on the last day of the quarter based on trailing twelve month EBITDA as defined in the credit agreement. Availability was constrained on the last day of the fourth quarter of fiscal year 2021 due primarily to lower EBITDA in the first quarter of fiscal year 2021, which was impacted by the COVID-19 pandemic. The company has full availability until the next measurement point at the end of the first quarter of fiscal year 2022.
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

Cash and Liquidity Needs – At September 30, 2021, we had $101 million in cash and cash equivalents. We plan to repatriate approximately $50 million of cash held by subsidiaries outside of the United States, with respect to which no withholding taxes are expected to be owed. $23 million of cash and cash equivalents is held in jurisdictions where the cash is not freely transferable to the U.S. without intervention by the foreign jurisdiction or minority joint venture partner. We plan to utilize ongoing cash flow from domestic operations and external borrowings, to meet our liquidity needs in the U.S.

On March 31, 2021, the U.S. accounts receivable securitization facility with PNC bank was increased from $95 million to $110 million.

Our availability under the senior secured revolving credit facility is subject to a priority debt-to-EBITDA ratio covenant, as defined in the credit agreement, which may limit our borrowings under such agreement as of each quarter end. As long as we are in compliance with this covenant as of the quarter end, we have full availability under the senior secured revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our senior secured revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our senior secured revolving credit facility. At September 30, 2021, we were in compliance with the priority debt to EBITDA ratio covenant with a ratio of approximately 0.54x.
Equity and Debt Repurchase Authorization – Refer to Note 17 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Redemption of 7.875 Percent Convertible Notes due 2026, Redemption of 6.25 Percent Notes due 2024, Senior Secured Revolving Credit Facility, and Issuance of 4.50 Percent Notes due 2028 – Refer to Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
U.S. Securitization Program – Refer to Note 8 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Finance Leases – We had $10 million and $6 million of outstanding finance lease arrangements as of September 30, 2021 and 2020, respectively.
Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under our revolving credit facility if the defaulted amount exceeds $35 million per bank. As of September 30, 2021 and 2020, we had $25 million and $16 million, respectively, outstanding under this program at more than one bank.
Credit Ratings – At November 15, 2021, our Standard & Poor’s corporate credit rating and senior unsecured credit rating were BB and BB-, respectively, and our Moody’s Investors Service corporate credit rating and senior unsecured credit rating were Ba3 and B1, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
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

Statement of Operations Information	Year Ended September 30, 2021	Year Ended September 30, 2020
Net Sales	$2,159	$1,863
Gross profit	223	188
Net income from continuing operations	27	190
Net income	26	191
Net income attributable to Meritor, Inc.	26	191

Balance Sheet Information	September 30, 2021	September 30, 2020
Current Assets	$519	$566
Non-current Assets	990	1,053
Current Liabilities	496	413
Non-current Liabilities	1,342	1,639

Redeemable Preferred Stock	—	—
Noncontrolling Interest	—	—

At September 30, 2021 and 2020, amounts owed by the Combined Entities to non-guarantor entities totaled approximately $52 million and $100 million, respectively, and amounts owed to the Combined Entities from non-guarantor entities totaled approximately $87 million and $156 million, respectively. For the years ended September 30, 2021 and 2020, intercompany sales from the Combined Entities to non-guarantor subsidiaries were $102 million and $79 million, respectively. For the years ended September 30, 2021 and 2020, intercompany sales from non-guarantor subsidiaries to the Combined Entities were $161 million and $102 million, respectively.

Off-Balance Sheet Arrangements

Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at September 30, 2021 of $173 million, of which $137 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $36 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the Consolidated Balance Sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.
Our Swedish factoring facility, which is backed by a 364-day liquidity commitment from Nordea Bank, was renewed through June 22, 2022. Commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in case of the U.K. and Italy commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).
Letter of Credit Facilities –-Refer to Note 15 of the Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. There were $11 million and $8 million of off-balance sheet letters of credit outstanding through letter of credit facilities as of September 30, 2021 and 2020, respectively.

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

Pensions — Our defined benefit pension plans and retirement medical plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including the mortality of participants. Our pension obligations are determined annually and were measured as of September 30, 2021 and 2020.

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
The U.S. plans include a qualified and non-qualified pension plan. In fiscal years 2021 and 2020, the only significant non-U.S. plan is a pension plan located in the U.K. The following are the significant assumptions used in the measurement of the projected benefit obligation ("PBO") and net periodic pension expense:

	2021		2020
	U.S.	U.K.	U.S.	U.K.
Assumptions as of September 30:
Discount rate	2.80% - 2.85%	2.10%	2.50% - 2.60%	1.70%
Assumed return on plan assets (beginning of the year)(1)	7.75%	5.00%	7.75%	5.75%
(1) The assumed return on plan assets for fiscal year 2022 is 7.75 percent for the U.S. plan and 5.00 percent for the U.K. plan.

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

These assumptions reflect our historical experience and our best judgments regarding future expectations. The effects of the indicated increase and decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the plans in 2021, are shown below (in millions):

	Effect on All Plans - September 30, 2021
	Percentage Point Change	Increase (Decrease) in PBO	Increase (Decrease) in Pension Expense
Assumption:
Discount rate	-0.5 pts	$106	$—
	+0.5 pts	(95)	—
Assumed return on plan assets	-1.0 pts	N/A (1)	14
	+1.0 pts	N/A (1)	(14)
(1) Not Applicable

Accounting guidance applicable to pensions does not require immediate recognition of the effects of a deviation between actual and assumed experience and the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss in Accumulated other comprehensive loss. Based on the September 30, 2021 and 2020 measurement dates, we had an unrecognized loss of $708 million and $676 million, respectively. A portion of this loss is amortized into earnings each fiscal year. Unrecognized losses for the U.S. and U.K. plans are being amortized into net periodic pension expense over the average life expectancy of the inactive participants of approximately 15 years and 25 years, respectively.

In recognition of the long-term nature of the liabilities of the pension plans, we have targeted an asset allocation strategy designed to promote asset growth while maintaining an acceptable level of risk over the long term. Asset-liability studies are performed periodically to validate the continued appropriateness of these asset allocation targets. The asset allocation ranges for the U.S. plans are 20–50 percent equity investments, 30–60 percent fixed income investments and 10–30 percent alternative investments. Alternative investments include private equity, real estate, hedge funds and partnership interests. The target asset allocation ranges for the non-U.S. plans are 15–35 percent equity investments, 30–40 percent fixed income investments, 0–15 percent real estate and 15–35 percent alternative investments. The asset class mix and the percentage of securities in any asset class or market may vary as the risk/return characteristics of either individual market or asset classes vary over time.

The investment strategies for the pension plans are designed to achieve an appropriate diversification of investments as well as safety and security of the principal invested. Assets invested are allocated to certain global sub-asset categories within prescribed ranges in order to promote international diversification across security type, issuer type, investment style, industry group, and economic sector. Assets of the plans are both actively and passively managed. Policy limits are placed on the percentage of plan assets that can be invested in a security of any single issuer and minimum credit quality standards are established for debt securities. Meritor securities did not comprise any of the value of our worldwide pension assets as of September 30, 2021.

Based on current assumptions, the fiscal year 2022 net pension income is estimated to be $32 million.

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
Asbestos — Contingencies for asbestos related matters are discussed in Note 22 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities and recoveries for asbestos-related claims are subject to considerable uncertainty because such liabilities and recoveries are influenced by variables that are difficult to predict. The future litigation environment could change significantly from its past experience, due, for example, to changes in the mix of claims filed in terms of plaintiffs’ law firm, jurisdiction and disease; legislative or regulatory developments; the company’s approach to defending claims; or payments to plaintiffs from other defendants. Estimated recoveries are influenced by coverage issues among insurers and the continuing solvency of various insurance companies. If the assumptions with respect to the estimation period, the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.

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

As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our Consolidated Financial Statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal year 2021, our reported financial results were positively affected by depreciation of the U.S. dollar against foreign currencies. For fiscal year 2020, our reported financial results were adversely affected by appreciation of the U.S. dollar against foreign currencies.

We use foreign currency forward contracts to minimize the earnings exposures arising from foreign currency exchange risk on foreign currency purchases and sales. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under this cash flow hedging program, we designate the foreign currency contracts as cash flow hedges of underlying foreign currency forecasted purchases and sales. Changes in the fair value of these contracts are recorded in Accumulated other comprehensive loss in the Consolidated Statement of Equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. These contracts have varying terms that extend through fiscal year 2025.

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

Market Risk	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change In
Foreign Currency Sensitivity:
Forward contracts in USD (1)	(3.2)	3.2	Fair Value
Forward contracts in Euro (1)	(2.0)	2.0	Fair Value
Foreign currency denominated debt (2)	0.9	(0.9)	Fair Value
Foreign currency option contracts in USD	—	—	Fair Value
Foreign currency option contracts in Euro	(0.2)	1.3	Fair Value

Interest Rate Sensitivity:	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Change In
Debt - fixed rate (3)	$(34.3)	$36.3	Fair Value
Debt - variable rate	(0.8)	0.8	Cash Flow
(1) Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.
(2) At September 30, 2021, the fair value of outstanding foreign currency denominated debt was $8.9 million. A 10% decrease in quoted currency exchange rates would result in a decrease of $0.9 million in foreign currency denominated debt. At September 30, 2021, a 10% increase in quoted currency exchange rates would result in an increase of $0.9 million in foreign currency denominated debt.
(3) At September 30, 2021, the fair value of outstanding debt was $1,100 million. A 50 basis points decrease in quoted interest rates would result in an increase of $36.3 million in the fair value of fixed rate debt. A 50 basis points increase in quoted interest rates would result in a decrease of $34.3 million in the fair value of fixed rate debt.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Meritor, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Meritor, Inc. and subsidiaries (the "Company") as of October 3, 2021 and September 27, 2020, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended October 3, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 3, 2021 and September 27, 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 3, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 3, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 17, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Contingencies — Asbestos-related reserves —Rockwell —Refer to Note 22 to the financial statements
Critical Audit Matter Description
Reserves related to these claims consist of the projected indemnity and defense costs of pending and future asbestos-related claims. The Company engaged a third-party advisor with experience in assessing asbestos-related liabilities to conduct a study to estimate its potential undiscounted liability for pending and future asbestos-related claims. As of October 3, 2021, the best estimate of the company’s obligation for asbestos-related claims over the next 37 years is $60 million.
We identified asbestos-related reserves for Rockwell as a critical audit matter because estimating projected indemnity and defense costs of pending and future asbestos-related claims involves significant estimation by management due to variables that are difficult to predict. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether the asbestos-related reserves were appropriately recorded as of October 3, 2021.

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
November 17, 2021

We have served as the Company's auditor since 1996.

MERITOR, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2021	2020	2019
Sales	$3,833	$3,044	$4,388
Cost of sales	(3,328)	(2,716)	(3,748)
GROSS PROFIT	505	328	640
Selling, general and administrative	(270)	(221)	(256)
Income from WABCO distribution termination	—	265	—
Other operating expense, net	(17)	(40)	(21)
OPERATING INCOME	218	332	363
Other income, net	61	46	40
Equity in earnings of affiliates	34	14	31
Interest expense, net	(79)	(66)	(57)
INCOME BEFORE INCOME TAXES	234	326	377
Provision for income taxes	(24)	(78)	(82)
INCOME FROM CONTINUING OPERATIONS	210	248	295
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(1)	1	1
NET INCOME	209	249	296
Less: Net income attributable to noncontrolling interests	(10)	(4)	(5)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$199	$245	$291
NET INCOME ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$200	$244	$290
Income (loss) from discontinued operations	(1)	1	1
Net income	$199	$245	$291
BASIC EARNINGS PER SHARE
Continuing operations	$2.79	$3.30	$3.49
Discontinued operations	(0.01)	0.01	0.01
Basic earnings per share	$2.78	$3.31	$3.50
DILUTED EARNINGS PER SHARE
Continuing operations	$2.74	$3.23	$3.36
Discontinued operations	(0.01)	0.01	0.01
Diluted earnings per share	$2.73	$3.24	$3.37
Basic average common shares outstanding	71.7	74.0	83.2
Diluted average common shares outstanding	72.8	75.6	86.3
See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2021	2020	2019
Net income	$209	$249	$296
Other comprehensive income:
Foreign currency translation adjustments	24	(21)	(18)
Pension and other postretirement benefit related adjustments (net of tax of $5, $27 and $22 for the year ended September 30, 2021, 2020 and 2019, respectively)	(43)	89	(96)
Unrealized gain (loss) on cash flow hedges	1	—	(2)
Total comprehensive income	191	317	180
Less: Comprehensive income attributable to noncontrolling interest	(10)	(5)	(4)
Comprehensive income attributable to Meritor	$181	$312	$176
See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED BALANCE SHEET
(In millions)

	September 30,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101	$315
Receivables, trade and other, net	534	479
Inventories	601	435
Other current assets	50	54
TOTAL CURRENT ASSETS	1,286	1,283
NET PROPERTY	517	515
GOODWILL	507	501
OTHER ASSETS	628	585
TOTAL ASSETS	$2,938	$2,884
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term debt	$19	$39
Accounts and notes payable	573	423
Other current liabilities	308	264
TOTAL CURRENT LIABILITIES	900	726
LONG-TERM DEBT	1,008	1,188
RETIREMENT BENEFITS	191	196
OTHER LIABILITIES	224	279
TOTAL LIABILITIES	2,323	2,389
COMMITMENTS AND CONTINGENCIES (NOTE 22)
EQUITY:
Common stock (September 30, 2021 and 2020, 104.0 and 103.7 shares issued and 70.1 and 72.3 shares outstanding, respectively)	105	105
Additional paid-in capital	798	808
Retained earnings	935	736
Treasury stock, at cost (September 30, 2021 and September 30, 2020, 33.9 and 31.4 shares, respectively)	(632)	(573)
Accumulated other comprehensive loss	(632)	(614)
Total equity attributable to Meritor, Inc.	574	462
Noncontrolling interests	41	33
TOTAL EQUITY	615	495
TOTAL LIABILITIES AND EQUITY	$2,938	$2,884
See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended September 30,
	2021	2020	2019
OPERATING ACTIVITIES
CASH PROVIDED BY OPERATING ACTIVITIES (see Note 24)	$197	$265	$256
INVESTING ACTIVITIES
Capital expenditures	(90)	(85)	(103)
Cash paid for business acquisitions, net of cash received	—	—	(168)
Cash paid for investment in Transportation Power, Inc.	—	(13)	(6)
Other investing activities	(8)	9	6
CASH USED FOR INVESTING ACTIVITIES	(98)	(89)	(271)
FINANCING ACTIVITIES
Securitization	—	(8)	(38)
Proceeds from debt issuances	275	300	—
Repurchase of convertible notes	(53)	—	—
Borrowings against revolving line of credit	—	304	190
Repayments of revolving line of credit	—	(304)	(190)
Term loan borrowings	—	—	175
Redemption of notes	(458)	—	(24)
Term loan payments	(13)	(8)	—
Debt issuance costs	(5)	(5)	(4)
Other financing activities	(1)	(2)	(2)
Net change in debt	(255)	277	107
Repurchase of common stock	(59)	(241)	(96)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(314)	36	11
EFFECT OF CHANGES IN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1	(5)	(3)
CHANGE IN CASH AND CASH EQUIVALENTS	(214)	207	(7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	315	108	115
CASH AND CASH EQUIVALENTS AT END OF YEAR	$101	$315	$108
See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED STATEMENT OF EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Non- controlling Interests	Total
Beginning balance at September 30, 2020	$105	$808	$736	$(573)	$(614)	$462	$33	$495
Comprehensive income (loss)	—	—	199	—	(18)	181	10	191
Repurchase of convertible notes	—	(30)	—	—	—	(30)	—	(30)
Equity based compensation expense	—	20	—	—	—	20	—	20
Repurchase of common stock	—	—	—	(59)	—	(59)	—	(59)
Non-controlling interest dividends	—	—	—	—	—	—	(2)	(2)
Ending balance at September 30, 2021	$105	$798	$935	$(632)	$(632)	$574	$41	$615

Beginning balance at September 30, 2019	$104	$803	$491	$(332)	$(681)	$385	$30	$415
Comprehensive income	—	—	245	—	67	312	5	317
Vesting of restricted stock	1	(1)	—	—	—	—	—	—
Equity based compensation expense	—	7	—	—	—	7	—	7
Repurchase of common stock	—	—	—	(241)	—	(241)	—	(241)
Non-controlling interest dividends	—	—	—	—	—	—	(2)	(2)
Other	—	(1)	—	—	—	(1)	—	(1)
Ending balance at September 30, 2020	$105	$808	$736	$(573)	$(614)	$462	$33	$495

Beginning balance at September 30, 2018	$102	$787	$200	$(236)	$(566)	$287	$30	$317
Comprehensive income (loss)	—	—	291	—	(115)	176	4	180
Vesting of restricted stock	2	(2)	—	—	—	—	—	—
Equity based compensation expense	—	18	—	—	—	18	—	18
Repurchase of common stock	—	—	—	(96)	—	(96)	—	(96)
Non-controlling interest dividends	—	—	—	—	—	—	(4)	(4)
Ending balance at September 30, 2019	$104	$803	$491	$(332)	$(681)	$385	$30	$415
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

The company’s fiscal year ends on the Sunday nearest September 30. The 2021, 2020 and 2019 fiscal years ended on October 3, 2021, September 27, 2020 and September 29, 2019, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 is used consistently throughout this report to represent the fiscal year end.

COVID-19 Pandemic Update

The COVID-19 pandemic adversely affected the company's financial performance in the second, third and fourth quarters of fiscal year 2020 and the beginning of fiscal year 2021. In response to the COVID-19 pandemic, government health officials recommended and mandated precautions to mitigate the spread of the virus, including shelter in-place orders, prohibitions on public gatherings and other similar measures. As a result, the company and certain of the company's customers and suppliers temporarily closed select manufacturing locations beginning late in the second quarter of fiscal year 2020, continuing into the third quarter of fiscal year 2020. All of the company’s facilities have been fully operational since the end of fiscal year 2020 and its salaried employees have begun returning to work in person. Production volume levels continued to increase through the fourth quarter of fiscal year 2020 and into fiscal year 2021. There is uncertainty around the duration and breadth of the COVID-19 pandemic, as well as the impact it will have on the company's industry, customers, operations, workforce, supply chains, distribution systems and availability of manufacturing inputs. As a result, the ultimate impact on the company's business, financial condition or operating results cannot be reasonably estimated at this time.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates. Significant estimates and assumptions were used to review goodwill and other long-lived assets for impairment (see Notes 6 and 10), environmental liabilities (see Notes 13, 14 and 22), product warranty liabilities (see Note 13 and 14), long-term incentive compensation plan obligations (see Note 18), retiree medical and pension obligations (see Notes 19 and 20), income taxes (see Note 21), and contingencies, including asbestos (see Note 22).

Concentration of Credit Risk

In the normal course of business, the company provides credit to customers. The company limits its credit risk by performing ongoing credit evaluations of its customers and maintaining reserves for potential credit losses and through accounts receivable factoring programs. The company’s accounts receivables are generally due from medium- and heavy-duty truck OEMs, specialty vehicle manufacturers, aftermarket customers, and trailer producers. The company’s ten largest customers accounted for 75 percent, 69 percent and 77 percent of sales in fiscal years 2021, 2020 and 2019, respectively. Sales to the company's top three customers were 53 percent, 50 percent and 54 percent of total sales in fiscal years 2021, 2020 and 2019, respectively. At September 30, 2021 and 2020, 20 percent and 25 percent, respectively, of the company's trade accounts receivable were from the company's three largest customers.

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

Allowance for Doubtful Accounts

The company's allowance for credit losses on accounts receivable reflects management's estimate of credit losses, measured primarily using historical experience as well as current economic conditions and forecasts that affect the collectability of the reported amount. Changes in expected credit losses on accounts receivable during the period are recognized in the income statement.

Earnings per Share

Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of restricted shares, restricted share units, performance share units, and convertible securities, if applicable.

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Year Ended September 30,
	2021	2020	2019
Basic average common shares outstanding	71.7	74.0	83.2
Impact of restricted shares, restricted share units and performance share units	1.1	0.8	2.2
Impact of convertible notes	—	0.8	0.9
Diluted average common shares outstanding	72.8	75.6	86.3

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

On December 1, 2020, in response to retention and attrition concerns resulting from the COVID-19 pandemic’s impact on the company’s incentive compensation plans, and to continue to incentivize executive performance in a difficult and uncertain environment, the Compensation Committee of the Board of Directors adjusted the threshold level of the performance metrics required to be achieved for payout for the fiscal 2019-2021 performance cycle. The target and maximum levels were not modified. The impact of this adjustment did not have a material impact on the company's Consolidated Financial Statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Accounting standards implemented during fiscal year 2021

On October 1, 2020, the company implemented Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including accounts receivable. The ASU also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The guidance had an impact on the company's accounting policies and procedures related to calculation of allowance for doubtful accounts receivable but did not have a material impact on its Consolidated Financial Statements.

On October 1, 2020, the company implemented ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU add, modify, and eliminate certain disclosure requirements on fair value measurements in Topic 820. The guidance did not have a material impact on the company's Consolidated Financial Statements.

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

The company will early adopt the ASU in the first quarter of fiscal year 2022 on a modified retrospective basis. Upon adoption, additional paid in capital is expected to be reduced by approximately $41 million and the 3.25 percent convertible notes due 2037 (the "3.25 Percent Convertible Notes") is expected to be increased by approximately $23 million for the recombination of the equity conversion component of our convertible debt remaining outstanding, which was initially separated and recorded in equity. The net effect of these adjustments will be recorded as an increase in the balance of opening retained earnings as of October 1, 2021.

Adoption of the ASU will result in the reduction of interest expense for the year ending September 30, 2022 and until the 3.25 Percent Convertible Notes are settled. The reduction in interest expense will increase both basic and diluted earnings per share. The required use of the if-converted method is not expected to have a significant impact on the calculation of common share equivalents included in the measure of our diluted earnings per share for the company’s 3.25 Percent Convertible Notes. The adoption of the ASU will have no impact on the Consolidated Statement of Cash Flows.

3. ACQUISITIONS AND DIVESTITURE

Acquisition of TransPower Business

On January 16, 2020, Meritor acquired 100 percent of the voting equity interest of Transportation Power, Inc. ("TransPower") for a cash purchase price of approximately $15 million, subject to certain purchase price adjustments. Prior to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
the acquisition, the fair value of the company’s investment in TransPower was $12 million. The TransPower acquisition was accounted for as a business combination.

As of March 31, 2021, the company finalized all measurement period adjustments related to the TransPower acquisition. Since completion of initial estimates in the fourth quarter of fiscal year 2020, the company recorded a net $2 million measurement period adjustment to decrease the fair value of identifiable net assets acquired in the TransPower transaction, resulting in a corresponding $2 million increase to goodwill. These adjustments were made to reflect additional available information and updated valuation results, which included valuation of technology and customer relationships. All goodwill resulting from the acquisition of TransPower was assigned to the Commercial Truck reportable segment (see Note 6). Recorded goodwill consists largely of the synergies and economies of scale expected from combining the operations of the company and TransPower.

	Estimated Fair Value
	As of September 30, 2020	Measurement Period Adjustments	As of September 30, 2021
Purchase price	$15	$—	$15
Investments in TransPower	12	—	12
	$27	$—	$27
Assets acquired and liabilities assumed:
Cash	2	—	2
Receivables, net	5	—	5
Inventories, net	8	—	8
PP&E	9	(5)	4
Identifiable intangible assets	11	1	12
Other assets	(1)	—	(1)
Accounts payable	(3)	—	(3)
Other current liabilities	(17)	2	(15)
Total identifiable net assets acquired	14	(2)	12
Goodwill and other intangible assets resulting from the acquisition of TransPower	13	2	15
	$27	$—	$27
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
4. LEASES

The company’s lease portfolio is comprised of leases of real estate, including manufacturing and office facilities, and leases of personal property, including machinery and other equipment and IT equipment. Operating leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet and related lease expense is recognized on a straight-line basis over the lease term. Short-term lease costs and variable lease costs were insignificant in the twelve months ended September 30, 2021 and September 30, 2020.

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

Components of lease expense (in millions)

	September 30,
	2021	2020
Finance lease costs	$3	$3
Operating lease costs	19	20
Total lease costs	$22	$23

The following table provides a summary of the location and amounts related to finance leases recognized in the Consolidated Balance Sheet (in millions).

		September 30,
	Classification	2021	2020
Finance lease right-of-use assets	Net Property	$9	$5
Finance lease liabilities	Short-term debt	1	3
Finance lease liabilities	Long-term debt	9	3

The following table provides a summary of the location and amounts related to operating leases recognized in the Consolidated Balance Sheet (in millions).

		September 30,
	Classification	2021	2020
Operating lease right-of-use assets	Other assets	$62	$70
Operating lease liabilities	Other current liabilities	13	15
Operating lease liabilities	Other liabilities	53	59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables summarize additional information related to our lease agreements.

Supplemental cash flow information related to leases (in millions)

	September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$19	$19
Operating cash flows used for finance leases	1	—
Financing cash flows used for finance leases	1	2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	7	8
Finance leases	6	3

Supplemental balance sheet information related to leases

	September 30,
	2021	2020
Weighted-average remaining lease term (years):
Operating leases	8.32	8.55
Finance leases	9.82	2.21
Weighted-average discount rate:
Operating leases	4.6%	4.5%
Finance leases	10.1%	5.0%

Maturities (in millions)

	Operating Leases	Finance Leases
2022	16	2
2023	14	1
2024	10	1
2025	8	1
Thereafter	35	13
Total lease payments	83	18
Less: Impact of discounting future lease payments	(17)	(8)
Present value of lease liabilities	$66	$10

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Disaggregation of revenue

In the following tables, revenue is disaggregated for each of our reportable segments by primary geographical market for the year ended September 30, 2021 and 2020.

	Year Ended September 30, 2021
Primary Geographical Market	Commercial Truck	Aftermarket & Industrial	Total
U.S.	$1,342	$715	$2,057
Canada	—	55	55
Mexico	175	22	197
Total North America	1,517	792	2,309
Sweden	276	—	276
Italy	222	18	240
United Kingdom	142	11	153
Other Europe	9	142	151
Total Europe	649	171	820
Brazil	315	2	317
China	128	2	130
India	146	—	146
Other Asia-Pacific	111	—	111
Total sales	$2,866	$967	$3,833

	Year Ended September 30, 2020
Primary Geographical Market	Commercial Truck	Aftermarket & Industrial	Total
U.S.	$1,052	$731	$1,783
Canada	—	54	54
Mexico	129	18	147
Total North America	1,181	803	1,984
Sweden	202	—	202
Italy	153	13	166
United Kingdom	105	9	114
Other Europe	5	134	139
Total Europe	465	156	621
Brazil	170	2	172
China	134	1	135
India	70	2	72
Other Asia-Pacific	60	—	60
Total sales	$2,080	$964	$3,044
Contract balances

As of September 30, 2021 and September 30, 2020, Trade receivables, net, which are included in Receivables, trade and other, net, on the Consolidated Balance Sheet, were $471 million and $421 million, respectively.

For the year ended September 30, 2021, the company had $1 million of bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheet as of September 30, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

Annual Impairment Analysis

ASC Topic 350 allows entities to perform an initial qualitative evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the quantitative impairment test. As allowed by the revised guidance, the company has elected to bypass the qualitative assessment for fiscal year 2021 and proceed directly to the quantitative impairment test.

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

For fiscal year 2021, the fair value of all of the company’s reporting units exceeded their carrying values.

Realignment of Reporting Units

The company realigned its operations in the second quarter of the fiscal year 2021, resulting in a change to its operating segments. The company's reportable segments remained unchanged. As a result of the change in operating segments, the company's goodwill reporting units changed. The Commercial Truck segment contains two reporting units. The Aftermarket & and Industrial segment contains three reporting units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A summary of the changes in the carrying value of goodwill is presented below (in millions):

	Commercial Truck	Aftermarket & Industrial	Total
Goodwill	$287	$206	$493
Accumulated impairment losses	—	(15)	(15)
Balance at September 30, 2019	287	191	478
AxleTech measurement period adjustment	—	5	5
Goodwill acquired from TransPower acquisition (see Note 3)	13	—	13
Foreign currency translation	4	1	5
Balance at September 30, 2020	304	197	501
TransPower measurement period adjustment (see Note 3)	2	—	2
Foreign currency translation	3	1	4
Balance at September 30, 2021	$309	$198	$507

7. RESTRUCTURING COSTS

At September 30, 2021 and 2020, $6 million and $10 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the Consolidated Balance Sheet.

The following table summarizes changes in restructuring reserves (in millions):

	Employee Termination Benefits	Plant Shutdown & Other	Total
Balance at September 30, 2018	$4	$—	$4
Activity during the period:
Charges	8	—	8
Cash payments	(5)	—	(5)
Other	1	—	1
Balance at September 30, 2019	8	—	8
Activity during the period:
Charges	27	—	27
Cash payments	(25)	—	(25)
Balance at September 30, 2020	10	—	10
Activity during the period:
Charges	8	5	13
Cash payments	(13)	—	(13)
Other	—	(4)	(4)
Total restructuring reserves, end of year	5	1	6
Less: non-current restructuring reserves	(1)	—	(1)
Restructuring reserves – current, at September 30, 2021	$4	$1	$5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Restructuring costs attributable to the company’s business segments during fiscal years 2021, 2020 and 2019 are as follows (in millions):

	Commercial Truck	Aftermarket & Industrial	Total
Fiscal year 2021
Footprint Actions	$—	$10	$10
Global Restructuring Program 2020	3	—	3
Total restructuring costs	$3	$10	$13
Fiscal year 2020:
Global Restructuring Program 2020	$7	$3	$10
Global Restructuring Program 2019	11	2	13
AxleTech	—	2	2
Other	1	1	2
Total restructuring costs	$19	$8	$27
Fiscal year 2019:
Global Restructuring Program 2019	$6	$1	$7
AxleTech	—	3	3
Other	(1)	(1)	(2)
Total restructuring costs	$5	$3	$8

Footprint Actions: On November 11, 2020, the company approved a restructuring plan to close three U.S. manufacturing plants and one European administration office in its Aftermarket & Industrial segment and consolidate their operations into existing facilities. The site closures include:
• Chicago, Illinois
• Livermore, California
• Livonia, Michigan
• Zurich, Switzerland

The closures impact approximately 150 hourly and salaried workers. These restructuring plans are intended to optimize the company’s manufacturing footprint, reduce costs and increase efficiencies. With this restructuring plan, the company expects to incur approximately $14 million in restructuring charges in the Aftermarket & Industrial segment, consisting of impairment of long-lived assets of $3 million, severance related costs of $5 million and other associated costs of $6 million. During the first twelve months of fiscal year 2021, the company incurred $10 million in restructuring costs related to this plan. Restructuring actions associated with this plan are expected to be substantially complete by the end of the first quarter of fiscal year 2022.

Global Restructuring Programs: On June 2, 2020, the company approved and began executing a restructuring plan to reduce labor costs and align with current market forecasts. Under this program, the company expects to incur approximately $13 million in employee severance costs in connection with approximately eight percent of its global salaried positions, and will eliminate certain hourly roles. During fiscal year 2020, the company incurred $10 million in restructuring costs related to this program, of which $7 million was in the Commercial Truck segment and $3 million was in the Aftermarket & Industrial segment. During the first twelve months of fiscal year 2021, the company incurred $3 million in restructuring costs related to this plan in the Commercial Truck segment. Restructuring actions associated with this plan are substantially complete.

On September 27, 2019, the company approved and began executing a restructuring plan to reduce salaried and hourly headcount globally. This restructuring plan was intended to reduce labor costs in response to an anticipated decline in most global truck and trailer market volumes. During the fourth quarter of fiscal year 2019, the company incurred $6 million in restructuring costs in the Commercial Truck segment and $1 million in the Aftermarket & Industrial segment. During fiscal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
year 2020, the company incurred $11 million in restructuring costs in the Commercial Truck segment and $2 million in the Aftermarket & Industrial segment. Restructuring actions associated with this plan are complete.

AxleTech: On July 29, 2019, shortly after acquiring AxleTech, the company approved a restructuring plan related to the integration of the AxleTech business. This restructuring plan was intended to realize certain targeted synergies, primarily from the elimination of cost overlap. During the fourth quarter of fiscal year 2019, the company recorded $3 million of severance related restructuring costs in the Aftermarket & Industrial segment. During fiscal year 2020, the company recorded $2 million of severance related restructuring costs in the Aftermarket & Industrial segment. Restructuring associated with severance actions are complete.

8. ACCOUNTS RECEIVABLE FACTORING AND SECURITIZATION

The company has a U.S. accounts receivable securitization facility with PNC Bank and participates in various accounts receivable factoring programs, primarily with Nordea Bank for trade receivables from AB Volvo as follows (in millions):

	Current Expiration	Total Facility Size as of 9/30/21		Utilized as of 9/30/21		Utilized as of 9/30/20
		EUR	USD	EUR	USD	EUR	USD
On-balance sheet arrangement:
Committed U.S. accounts receivable securitization (1)	March 2024	N/A	$110	N/A	$3	N/A	$3
Total on-balance sheet arrangement		N/A	$110	N/A	$3	N/A	$3
Off-balance sheet arrangements:
Committed Swedish factoring facility (2)(3)	March 2024	€155	$179	€75	$88	€86	$100
Committed U.S. factoring facility (2)	February 2023	N/A	75	N/A	49	N/A	30
Uncommitted U.K. factoring facility	February 2022	25	29	2	2	1	1
Uncommitted Italy factoring facility	June 2022	30	35	14	17	8	9
Other uncommitted factoring facilities (4)	None	N/A	N/A	15	17	12	14
Total off-balance sheet arrangements		€210	$318	€106	$173	€107	$154
(1) Availability subject to adequate eligible accounts receivable available for sale. The utilized amount includes $3 million of letters of credit as of each of September 30, 2021 and September 30, 2020.
(2) Actual amounts may exceed the bank's commitment at the bank's discretion.
(3) The facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through June 22, 2022.
(4) There is no explicit facility size under the factoring agreement, but the counterparty approves the purchase of receivable tranches at its discretion.
On-balance sheet arrangement

U.S. Securitization Facility: As of September 30, 2020, the U.S. accounts receivables securitization facility with PNC bank had a facility size of $95 million. On March 31, 2021, the company increased the size of the facility to $110 million. The maximum permitted priority debt-to-EBITDA ratio as of the last day of each fiscal quarter under the facility is 2.25 to 1.00. This program is provided by PNC Bank, National Association, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents party to the agreement from time to time (participating lenders). Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. accounts receivable factoring facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation ("ARC"), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company’s U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the Consolidated Balance Sheet. As of September 30, 2021, there were no borrowings outstanding under this program, and $3 million was outstanding under related letters of credit. As of September 30, 2020, were no borrowings

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
outstanding under this program, and $3 million was outstanding under related letters of credit. This securitization program contains a cross-default to the revolving credit facility. At certain times during any given month, the company may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, the company would then typically utilize the cash received from customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, the company may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal year ends.

 Off-balance sheet arrangements

Total costs associated with all of the off-balance sheet arrangements described above were $4 million, $4 million and $6 million in fiscal years 2021, 2020 and 2019, respectively, and are included in selling, general and administrative expenses in the Consolidated Statement of Operations.

9. INVENTORIES

Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	September 30,
	2021	2020
Finished goods	$137	$119
Work in process	47	38
Raw materials, parts and supplies	417	278
Total	$601	$435

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Net property is summarized as follows (in millions):

	September 30,
	2021	2020
Property at cost:
Land and land improvements	$41	$32
Buildings	231	228
Machinery and equipment	1,051	1,002
Company-owned tooling	164	151
Construction in progress	63	63
Total	1,550	1,476
Less: Accumulated depreciation	(1,033)	(961)
Net property	$517	$515

11. OTHER ASSETS

Other assets are summarized as follows (in millions):

	September 30,
	2021	2020
Prepaid pension costs (see Note 20)	$191	$179
Deferred income tax assets (see Note 21)	42	30
Investments in non-consolidated joint ventures (see Note 12)	132	107
Other	263	269
Other assets	$628	$585

The company holds a variable interest in a joint venture that is a variable interest entity ("VIE") accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At September 30, 2021 and September 30, 2020, the company’s investment in the joint venture was $69 million and $65 million, respectively.

12. INVESTMENTS IN NON-CONSOLIDATED JOINT VENTURES

The company’s non-consolidated joint ventures and related direct ownership interest are as follows:

	September 30,
	2021	2020	2019
Master Sistemas Automotivos Ltda.	49%	49%	49%
Sistemas Automotrices de Mexico S.A. de C.V.	50%	50%	50%
Ege Fren Sanayii ve Ticaret A.S.	49%	49%	49%
Automotive Axles Limited	36%	36%	36%

The company’s investments in non-consolidated joint ventures are $132 million as of September 30, 2021 and $107 million as of September 30, 2020. The company's equity in earnings of non-consolidated joint ventures are $34 million and $14 million for the fiscal years ended September 30, 2021 and September 30, 2020, respectively. The results of the company's non-consolidated joint ventures are included in the Commercial Truck reporting segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The summarized financial information presented below represents the combined accounts of the company’s non-consolidated joint ventures related to its continuing operations (in millions):

	September 30,
	2021	2020
Current assets	$456	$308
Non-current assets	214	200
Total assets	$670	$508

Current liabilities	$293	$209
Non-current liabilities	112	87
Total liabilities	$405	$296

	Year Ended September 30,
	2021	2020	2019
Sales	$1,011	$696	$1,231
Gross profit	119	76	147
Net income	72	30	63

Dividends received from the company’s non-consolidated joint ventures were $7 million in fiscal year 2021, $10 million in fiscal year 2020 and $23 million in fiscal year 2019.

The company had sales to its non-consolidated joint ventures of approximately $8 million, $9 million and $9 million in fiscal years 2021, 2020 and 2019, respectively. These sales exclude sales of $133 million, $92 million and $193 million in fiscal years 2021, 2020 and 2019, respectively, to a joint venture in the company’s Commercial Truck segment, which are eliminated as the company purchases these components back after value add provided by the joint venture. The company had purchases from its non-consolidated joint ventures of approximately $744 million, $509 million and $940 million in fiscal years 2021, 2020 and 2019, respectively. Additionally, the company leases space and provides certain administrative and technical services to various non-consolidated joint ventures. The company collected $9 million, $14 million and $12 million for such leases and services during fiscal years 2021, 2020 and 2019, respectively.

Amounts due from the company’s non-consolidated joint ventures were $24 million and $23 million at September 30, 2021 and 2020, respectively, and are included in Receivables, trade and other, net in the Consolidated Balance Sheet. Amounts due to the company’s non-consolidated joint ventures were $97 million and $56 million at September 30, 2021 and 2020, respectively, and are included in Accounts and notes payable in the Consolidated Balance Sheet.

The fair value of the company’s investment in its Automotive Axles Limited joint venture was approximately $90 million and $54 million at September 30, 2021 and 2020, respectively, based on quoted market prices, as this joint venture is listed and publicly traded on the Bombay Stock Exchange in India.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
13. OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows (in millions):

	September 30,
	2021	2020
Compensation and benefits	$125	$91
Income taxes	17	6
Product warranties	15	19
Other	151	148
Other current liabilities	$308	$264

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

A summary of the changes in product warranties is as follows (in millions):

	September 30,
	2021	2020	2019
Total product warranties – beginning of year	$54	$50	$54
Accruals for product warranties	16	25	23
Payments	(17)	(19)	(20)
Change in estimates and other	(10)	(2)	(7)
Total product warranties – end of year	43	54	50
Less: non-current product warranties (see Note 14)	(28)	(35)	(32)
Product warranties – current	$15	$19	$18

14. OTHER LIABILITIES

Other liabilities are summarized as follows (in millions):

	September 30,
	2021	2020
Asbestos-related liabilities (see Note 22)	$52	$67
Liabilities for uncertain tax positions (see Note 21)	52	73
Product warranties (see Note 13)	28	35
Other	92	104
Other liabilities	$224	$279

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
15. LONG-TERM DEBT

Long-term debt, net of discounts where applicable, is summarized as follows (in millions):

	September 30,
	2021	2020
3.25 percent convertible notes due 2037 (1)	$321	$320
7.875 percent convertible notes due 2026(3)	—	23
4.50 percent notes due 2028(2)	270	—
6.25 percent notes due 2025(2)(4)	296	295
6.25 percent notes due 2024(5)	—	446
Term loan due 2024	153	166
Finance lease obligation	10	6
Unamortized discount on convertible notes(6)	(23)	(29)
Subtotal	1,027	1,227
Less: current maturities	(19)	(39)
Long-term debt	$1,008	$1,188
(1) The 3.25 percent convertible notes due 2037 contain a put and call feature, which allows for early redemption beginning in 2025. The 3.25 percent convertible notes due 2037 are presented net of $4 million and $5 million unamortized issuance costs as of September 30, 2021 and September 30, 2020, respectively.
(2) The 4.50 percent notes due 2028 and 6.25 percent notes due 2025 contain a call option, which allows for early redemption by the company. The 4.50 percent notes due 2028 are presented net of $5 million unamortized issuance costs as of September 30, 2021.
(3) The 7.875 percent convertible notes due 2026 are presented net of an insignificant amount of unamortized issuance costs and original issuance discount as of September 30, 2020.
(4) The 6.25 percent notes due 2025 are presented net of $4 million and $5 million unamortized issuance costs as of September 30, 2021 and September 30, 2020, respectively.
(5) The 6.25 percent notes due 2024 are presented net of $4 million unamortized issuance costs as of September 30, 2020.
(6) The carrying amount of the equity component related to convertible debt.

Redemption of 7.875 Percent Convertible Notes

On October 16, 2020, the company announced that it had issued a notice of redemption for all of the outstanding $23 million aggregate accreted principal amount of its 7.875 percent convertible notes due 2026 (the "7.875 Percent Convertible Notes"). As a result of the issuance of the notice of redemption, the 7.875 Percent Convertible Notes were convertible at any time prior to the close of business on November 30, 2020 at a rate of 83.3333 shares of common stock per $1,000 original principal amount of the 7.875 Percent Convertible Notes. All remaining outstanding 7.875 Percent Convertible Notes were surrendered in November 2020 for conversion and were settled in cash up to the accreted principal amount of the 7.875 Percent Convertible Notes and also settled in cash for the remainder of the conversion obligation in excess of the accreted principal amount, in accordance with the provisions of the indenture that governed the 7.875 Percent Convertible Notes. The conversion of the 7.875 Percent Convertible Notes was settled for $53 million, of which $23 million represented principal repayment and $30 million represented the payment of conversion in excess of the accreted principal. There was no loss on extinguishment. As of December 31, 2020, the 7.875 Percent Convertible Notes were fully redeemed. The 7.875 Percent Convertible Notes were classified as current as of September 30, 2020.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

4.50 Percent Notes due 2028

On December 1, 2020, the company completed the offering and sale of $275 million aggregate principal amount of its 4.5 percent notes due 2028 (the "4.50 Percent Notes"), including related guarantees by the subsidiaries of the company who from time to time guarantee the company’s senior secured revolving credit facility as it may be amended, extended, replaced or refinanced, or any subsequent credit facility, to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to non-U.S. persons in offshore transactions outside the United States in reliance on Regulation S under the Securities Act in a private placement exempt from the registration requirements of the Securities Act.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

3.25 Percent Convertible Notes due 2037

The 3.25 Percent Convertible Notes will mature on October 15, 2037, unless earlier redeemed, repurchased or converted, and bear interest at a fixed rate of 3.25% percent per annum. The company pays interest on the 3.25 Percent Notes due 2037 semi-annually, in arrears, on April 15 and October 15 of each year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

The following table summarizes the principal amounts and related unamortized discount on all convertible notes (in millions):

	September 30,
	2021	2020
Principal amount of convertible notes	$325	$348
Unamortized discount on convertible notes and issuance costs	(27)	(34)
Net carrying value	$298	$314
The following table summarizes other information related to the convertible notes:

Convertible Notes
3.25%
Total amortization period for debt discount (in years):	8
Remaining amortization period for debt discount (in years):	4
Effective interest rates on convertible notes:	5.6%

The following table summarizes interest costs recognized on convertible notes (in millions):

	Year Ended September 30,
	2021	2020	2019
Contractual interest coupon	$16	$17	$17
Amortization of debt discount	1	2	2
Repurchase of convertible notes	11	—	—
Total	$28	$19	$19

Senior Secured Revolving Credit Facility

On November 9, 2020, the senior secured revolving credit facility was increased by $60 million to $685 million through the addition of a new lender.

The availability under the senior secured revolving credit facility is subject to a financial covenant based on the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, the U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA. The company is required to maintain a total priority-debt-to-EBITDA ratio, as defined in the revolving credit agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement. Availability under the senior secured revolving credit facility was constrained to $601 million on the last day of the fourth quarter of fiscal year 2021 due primarily to lower EBITDA in the first quarter of fiscal year 2021, which was impacted by the COVID-19 pandemic. The company has full availability until the next measurement point at the end of the first quarter of fiscal year 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Borrowings under the senior secured revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company's current corporate credit rating. At September 30, 2021, the margin over LIBOR rate was 200 basis points, and the commitment fee was 30 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 100 basis points.

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

No borrowings were outstanding under the senior secured revolving credit facility at September 30, 2021 and September 30, 2020. The amended and extended senior secured revolving credit facility includes $100 million of availability for the issuance of letters of credit. At September 30, 2021 and September 30, 2020, there were no letters of credit outstanding under the senior secured revolving credit facility.

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

Debt Maturities

As of September 30, 2021, the company is contractually obligated to make payments as follows (in millions):

	Total	2022	2023	2024	2025 (2)	2026	Thereafter (3)(4)
Total debt (1)	$1,053	$18	$13	$122	$300	$—	$600
(1) Total debt excludes unamortized discount on convertible notes of $23 million and unamortized issuance costs of $13 million.
(2) Includes the 6.25 Percent Notes due 2025, which contain a call feature that allows for early redemption.
(3) Includes the 3.25 Percent Convertible Notes due 2037, which contain a put and call feature that allows for early redemption beginning in 2025.
(4) Includes the 4.50 Percent Notes due 2028, which contain a call feature that allows for early redemption.

Letter of Credit Facilities

The company had $14 million and $11 million of letters of credit outstanding through letter of credit facilities as of September 30, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Other

One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the unpaid amount exceeds $35 million per bank. As of September 30, 2021 and 2020, the company had $25 million and $16 million, respectively, outstanding under this program at more than one bank.

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
At September 30, 2021, 2020 and 2019, the notional amount of the company's foreign exchange contracts outstanding under its foreign currency cash flow hedging program was $107 million, $65 million, and $110 million, respectively. The company classifies the cash flows associated with these contracts in cash flows from operating activities in the Consolidated Statement of Cash Flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the impact of the company’s derivatives instruments on comprehensive income for fiscal years ended September 30 (in millions):

	Location of Gain (Loss)	2021	2020	2019
Derivatives designated as hedging instruments:
Amount of gain recognized in AOCI	AOCI	$3	$4	$19
Amount of gain (loss) reclassified from AOCI into income	Cost of Sales	1	(1)	4
Derivatives not designated as hedging instruments: Amount of gain recognized in income	Other Income (expense)	(1)	1	1

Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	September 30, 2021		September 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$101	$101	$315	$315
Short-term debt	19	19	39	58
Long-term debt	1,008	1,082	1,188	1,259
Foreign currency option contracts (other assets)	—	—	1	1
Foreign exchange forward contracts (other assets)	1	1	—	—
Foreign exchange forward contracts (other liabilities)	—	—	1	1

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

Foreign exchange forward contracts — The company uses foreign exchange forward purchase and sale contracts with varying terms that extend through fiscal year 2025 to hedge its exposure to changes in foreign currency exchange rates. As of September 30, 2021 and September 30, 2020, the notional amount of the company's foreign exchange contracts outstanding under its foreign currency cash flow hedging program was $107 million and $65 million, respectively. The fair value of foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. For derivative instruments that are designated and qualify as cash flow hedges, changes in the fair value of the contracts are recorded in AOCI in the Consolidated Statement of Equity and is recognized in operating income when the underlying forecasted transaction impacts earnings.

Foreign currency option contracts — The company uses option contracts to mitigate foreign exchange exposure on expected future foreign currency-denominated purchases. As of September 30, 2021 and September 30, 2020, the notional amount of the foreign exchange option contracts outstanding was $49 million and $39 million, respectively. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the Consolidated Statement of Operations.

The company uses option contracts to mitigate the risk of volatility in the translation of foreign currency earnings to U.S. dollars. As of September 30, 2021, the company had no option contracts outstanding. As of September 30, 2020, the notional amount of the company's option contracts outstanding was $24 million. These option contracts did not qualify for a hedge accounting election. Changes in fair value associated with these contracts are recorded in the Consolidated Statement of Operations in other income, net.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The fair value of foreign exchange option contracts is based on third-party proprietary models, which incorporate inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates and time utilizing market instruments with similar quality and maturity characteristics.

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	September 30, 2021			September 30, 2020
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Asset
Foreign currency option contract	—	—	—	1	—	1
Foreign exchange forward contracts	1	—	1	—	—	—
Derivative Liabilities
Foreign exchange forward contract	—	—	—	1	—	1

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

Fair value of financial instruments by the valuation hierarchy at September 30, 2021 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$101	$—	$—
Short-term debt	—	—	19
Long-term debt	—	937	145
Foreign exchange forward contracts (asset)	—	1	—

Fair value of financial instruments by the valuation hierarchy at September 30, 2020 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$315	$—	$—
Short-term debt	—	43	15
Long-term debt	—	1,103	156
Foreign exchange forward contracts (liability)	—	1	—
Foreign currency option contracts (other assets)	—	1	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. SHAREHOLDERS’ EQUITY

There were no dividends declared or paid by the company in fiscal years 2021, 2020 or 2019. The payment of cash dividends and the amount of any dividend are subject to review and change at the discretion of the company's Board of Directors.

The company is authorized to issue 500 million shares of common stock, with a par value of $1 per share, and 30 million shares of preferred stock, without par value ("Preferred Stock"), of which 2 million shares are designated as Series A Junior Participating Preferred Stock ("Junior Preferred Stock"). No shares of Preferred Stock or Junior Preferred Stock have been issued.

In November 2020, the company filed a shelf registration statement with the SEC, registering an indeterminate amount of debt and/or equity securities that may be offered in one or more offerings on terms to be determined at the time of sale.

The company has reserved approximately 4 million shares of common stock in connection with its 2020 Long-Term Incentive Plan ("LTIP") for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, restricted share units and stock awards to key employees and directors. At September 30, 2021, there were 3.5 million shares available for future grants under the LTIP.

Repurchase Authorizations

On July 28, 2021, the Board of Directors authorized the repurchase of up to $250 million of the company's common stock. Repurchases can be made from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. As of September 30, 2021, the amount remaining available for repurchases was $250 million under this common stock repurchase authorization.

On July 26, 2019, the Board of Directors authorized the repurchase of up to $250 million of the company’s common stock from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. This authorization superseded the remaining authority under the prior November 2018 equity repurchase authorization described below. On November 7, 2019, the Board of Directors increased the amount of the repurchase authorization to $325 million. As of the end of fiscal year 2020, the company had repurchased 11.8 million shares of common stock for $266 million (including commission costs) pursuant to this authorization. During fiscal year 2021, the company repurchased 2.5 million shares of common stock for $59 million (including commission costs) pursuant to this authorization. No amounts remained outstanding under this common stock authorization as of September 30, 2021.

On November 2, 2018, the Board of Directors authorized the repurchase of up to $200 million of the company's common stock and up to $100 million aggregate principal amount of any of the company's debt securities (including convertible debt securities), in each case from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company's debt covenants. During fiscal year 2019, the company repurchased 4.0 million shares of common stock for $71 million (including commission costs) pursuant to the common stock repurchase authorization. As of September 30, 2021, the amount remaining available for debt repurchases was $76 million under the debt repurchase authorization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Accumulated Other Comprehensive Income (AOCI)

The components of AOCI as reported in the Consolidated Balance Sheet and Statement of Equity, and the changes in AOCI by components, net of tax, are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2020	$(129)	$(483)	$(2)	$(614)
Other comprehensive income (loss) before reclassification	24	(52)	2	(26)
Amounts reclassified from accumulated other comprehensive loss	—	9	(1)	8
Net current-period other comprehensive income (loss)	$24	$(43)	$1	$(18)
Balance at September 30, 2021	$(105)	$(526)	$(1)	$(632)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Amortization of prior service benefit	$(35)	(a)
Amortization of actuarial losses	45	(a)
	10	Total before tax
	(1)	Tax benefit
Total reclassifications for the period	$9	Net of tax
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Notes 19 and 20 for additional details), which is recorded in other income (expense), net.

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2019	$(107)	$(572)	$(2)	$(681)
Other comprehensive income (loss) before reclassification	(22)	79	(1)	56
Amounts reclassified from accumulated other comprehensive loss	—	10	1	11
Net current-period other comprehensive income (loss)	$(22)	$89	$—	$67
Balance at September 30, 2020	$(129)	$(483)	$(2)	$(614)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Amortization of prior service benefit	$(36)	(a)
Amortization of actuarial losses	47	(a)
	11	Total before tax
	(1)	Tax benefit
Total reclassifications for the period	$10	Net of tax
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Notes 19 and 20 for additional details), which is recorded in other income (expense), net.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2018	$(90)	$(476)	$—	$(566)
Other comprehensive income (loss) before reclassification	(17)	(100)	2	(115)
Amounts reclassified from accumulated other comprehensive loss	—	4	(4)	—
Net current-period other comprehensive loss	$(17)	$(96)	$(2)	$(115)
Balance at September 30, 2019	$(107)	$(572)	$(2)	$(681)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Amortization of prior service benefit	$(35)	(a)
Amortization of actuarial losses	39	(a)
	4	Total before tax
	—	Tax benefit
Total reclassifications for the period	$4	Net of tax
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

The following is a rollforward of the company’s non-vested restricted stock and restricted share units as of September 30, 2021, and the activity during fiscal year 2021 is summarized as follows (shares in thousands):

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance at September 30, 2020	1,175	$21.75
Granted	522	26.64
Vested	(288)	24.91
Forfeited	(79)	22.87
Balance at September 30, 2021	1,330	22.91

In fiscal years 2021, 2020 and 2019, the company granted 0.5 million, 0.6 million, and 0.5 million shares of restricted stock and restricted share units, respectively. The grant date weighted average fair value of these shares of restricted stock and restricted share units was $26.64, $23.77 and $17.24 for shares of restricted stock and restricted share units granted in fiscal years 2021, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
As of September 30, 2021, there was $12 million of total unrecognized compensation costs related to non-vested shares of restricted stock and restricted share units. These costs are expected to be recognized over a weighted average period of 1.97 years. Total compensation expense recognized for restricted stock and restricted share units was $9 million in fiscal year 2021 and $8 million in each of fiscal years 2020 and 2019.

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

The following is a rollforward of the company’s non-vested performance share units as of September 30, 2021, and the activity during fiscal year 2021 is summarized as follows (shares in thousands):

	Number of Shares	Weighted-Average Grant-Date Fair Value (1)
Balance at September 30, 2020	1,036	$25.64
Granted	457	26.90
Vested	—	—
Forfeited	(325)	25.05
Balance at September 30, 2021	1,168	26.30
(1) The 1,036 beginning outstanding performance share units weighted-average grant-date fair value amount was reported as $21.52 ending outstanding performance share units weighted-average grant-date fair value in the fiscal year 2020 Form 10-K. Due to the modification as described in Note 2, the value of the weighted-average grant-date fair value was increased to $25.64.
There were 0.5 million performance share units granted during fiscal 2021. The grant date weighted average fair value of these performance share units was $26.90.

For the years ended September 30, 2021 and 2019, compensation costs recognized for the performance share units were $11 million and $10 million, respectively. For the year ended September 30, 2020, compensation costs recognized for the performance share units was $1 million of income due to decreased performance payouts. As of September 30, 2021, there were $12 million of total unrecognized compensation costs related to non-vested performance share unit equity compensation arrangements. These costs are expected to be recognized over a weighted average period of 1.90 years.

19. RETIREMENT MEDICAL PLANS

The company has retirement medical plans that cover certain of its U.S. and non-U.S. employees, including certain employees of divested businesses, and provide for medical payments to eligible employees and dependents upon retirement. These plans are unfunded.

On September 17, 2020, the company notified certain medical plan participants that it would further amend the benefits provided to these former union employee retirees. Under these modifications, which may be amended at the company’s discretion at any time, the company reduced the defined contribution to $500 per year until 2024. These benefit modifications generated a $7 million prior service credit in September 2020, which will be amortized over the retirees’ average life expectancy, which is currently estimated to be 9 years.

On September 23, 2019, the company notified certain medical plan participants that it would amend the benefits provided to these former union employee retirees. Under these modifications, which may be amended at the company’s discretion at any time, the company reduced the defined contribution to $3,000 in 2020, decreasing by $600 each year thereafter until 2024. These benefit modifications generated a $15 million prior service credit in September 2019, which will be amortized over the retirees’ average life expectancy, which is currently estimated to be 9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

The company’s retiree medical obligations were measured as of September 30, 2021, 2020 and 2019. The following are the assumptions used in the measurement of the accumulated postretirement benefit obligation ("APBO") and retiree medical expense:

	2021	2020	2019
Discount rate	2.95%	2.56%	2.98%
Health care cost trend rate	5.84%	6.07%	6.36%
Ultimate health care trend rate	4.68%	4.67%	4.69%
Year ultimate rate is reached	2028	2028	2028

The assumptions noted above are used to calculate the APBO for each fiscal year end and retiree medical expense for the subsequent fiscal year.

The discount rate is used to calculate the present value of the APBO. This rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical benefits. The company has used the corporate AA/Aa bond rate for this assumption. The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. The company’s projection for fiscal year 2022 health care cost trend rate is 5.84 percent.

The APBO is summarized as follows (in millions):

	September 30,
	2021	2020
Retirees	$42	$52
Employees eligible to retire	—	—
Total	$42	$52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following reconciles the change in APBO and the amounts included in the Consolidated Balance Sheet for years ended September 30, 2021 and 2020, respectively (in millions):

	September 30,
	2021	2020
APBO — beginning of year	$52	$67
Interest cost	1	2
Actuarial loss (gain)	(7)	—
Plan amendment	—	(7)
Foreign currency rate changes	1	—
Benefit payments (1)	(5)	(10)
APBO — end of year	42	52
Other	—	—
Retiree medical liability	$42	$52
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

The retiree medical liability is included in the Consolidated Balance Sheet as follows (in millions):

	September 30,
	2021	2020
Current — included in compensation and benefits	$5	$6
Long-term — included in retirement benefits	37	46
Retiree medical liability	$42	$52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the amounts included in AOCL net of tax related to retiree medical liabilities as of September 30, 2021 and 2020 and changes recognized in Other Comprehensive Income (Loss) net of tax for the years ended September 30, 2021 and 2020.

	Net Actuarial Loss	Prior Service Cost (Benefit)	Total
Balance at September 30, 2020	$64	$(139)	$(75)
Net actuarial loss for the year	(7)	—	(7)
Recognized prior service costs due to plan amendment	—	—	—
Amortization for the year	(13)	35	22
Deferred tax impact	5	(7)	(2)
Balance at September 30, 2021	$49	$(111)	$(62)

Balance at September 30, 2019	$70	$(165)	$(95)
Net actuarial loss for the year	—	—	—
Recognized prior service costs due to plan amendment	—	(7)	(7)
Amortization for the year	(14)	36	22
Deferred tax impact	8	(3)	5
Balance at September 30, 2020	$64	$(139)	$(75)

The net actuarial loss and prior service benefit that are estimated to be amortized from AOCL into net periodic retiree medical income in fiscal year 2022 are $(11) million and $34 million, respectively.

The components of retiree medical expense for the years ended September 30 are as follows (in millions):

	2021	2020	2019
Service cost	$—	$—	$—
Interest cost	1	2	3
Amortization of:
Prior service benefit	(35)	(36)	(35)
Actuarial losses	13	14	15
Retiree medical income	$(21)	$(20)	$(17)

A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2021	2020
Effect on total service and interest cost
1% Increase	$—	$—
1% Decrease	—	—
Effect on APBO
1% Increase	4	6
1% Decrease	(4)	(5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
 The company expects future benefit payments as follows (in millions):

	Gross Benefit Payments	Gross Receipts (1)
Fiscal 2022	$5	$—
Fiscal 2023	5	—
Fiscal 2024	4	—
Fiscal 2025	3	—
Fiscal 2026	3	—
Fiscal 2027 – 2030	11	1
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

The company's defined benefit pension plan for salaried and non-represented employees in the United States is frozen. After the plan was frozen, the company started making additional contributions to its defined contribution savings plan on behalf of the affected employees. These additional contributions have been suspended since May 2020 and are anticipated to be suspended for the foreseeable future. The amount of the savings plan contribution is based on a percentage of the employees’ pay, with the contribution percentage increasing as a function of employees’ age. These changes do not affect plan participants who had retired prior to the freeze dates or represented employees. Accumulated actuarial losses are being amortized into net periodic pension expense over the average life expectancy of inactive plan participants of approximately 15 years.

The company's U.S. Retirement Plan includes an additional distribution option in the form of a lump sum benefit from the plan. The majority of plan members are eligible for this distribution option following termination or when making their retirement payment election. The lump sum benefit equals the present value of a member's vested accrued benefit paid in one lump sum payment.

The company’s pension obligations are measured as of September 30, 2021, 2020 and 2019. The U.S. plans include qualified and non-qualified pension plans. The company’s only significant remaining non-U.S. plan is located in the United Kingdom.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following are the significant assumptions used in the measurement of the projected benefit obligation ("PBO") and net periodic pension expense:

	U.S. Plans
	2021	2020	2019
Discount rate	2.80% - 2.85%	2.50% - 2.60%	3.10% - 3.15%
Assumed return on plan assets (beginning of the year)	7.75%	7.75%	7.75%

	U.K. Plan
	2021	2020	2019
Discount rate	2.10%	1.70%	1.80%
Assumed return on plan assets (beginning of the year)	5.00%	5.75%	6.00%

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

The following table reconciles the change in the PBO, the change in plan assets and amounts included in the Consolidated Balance Sheet for the years ended September 30, 2021 and 2020, respectively (in millions):

	2021			2020
	U.S.	Non- U.S.	Total	U.S.	Non- U.S.	Total
PBO — beginning of year	$1,027	$602	$1,629	$1,006	$621	$1,627
Interest cost	26	9	35	31	11	42
Actuarial (gain) loss	(29)	(22)	(51)	64	(24)	40
Amendments	4	1	5	—	—	—
Benefit payments	(72)	(27)	(99)	(74)	(25)	(99)
Foreign currency rate changes	—	35	35	—	19	19
PBO — end of year	$956	$598	$1,554	$1,027	$602	$1,629
Change in plan assets
Fair value of assets — beginning of year	$893	$776	$1,669	$741	$764	$1,505
Actual return on plan assets	(5)	(10)	(15)	221	12	233
Employer contributions	5	—	5	5	—	5
Benefit payments	(72)	(27)	(99)	(74)	(25)	(99)
Foreign currency rate changes	—	45	45	—	25	25
Fair value of assets — end of year	$821	$784	$1,605	$893	$776	$1,669
Funded status - over (under)	$(135)	$186	$51	$(134)	$174	$40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Amounts included in the Consolidated Balance Sheet at September 30, 2021 and 2020 are comprised of the following (in millions):

	2021			2020
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Non-current assets	$—	$191	$191	$—	$179	$179
Current liabilities	(5)	—	(5)	(5)	—	(5)
Retirement benefits-non-current	(130)	(5)	(135)	(129)	(5)	(134)
Net amount recognized	$(135)	$186	$51	$(134)	$174	$40

The following tables summarize the amounts included in AOCL net of tax related to pension liabilities as of September 30, 2021 and 2020 and changes recognized in Other Comprehensive Income (Loss) net of tax for the year ended September 30, 2021.

	Net Actuarial Loss
	U.S.	Non-U.S.	Total
Balance at September 30, 2020	$362	$196	$558
Net actuarial loss for the year	39	26	65
Amortization for the year	(27)	(5)	(32)
Deferred tax impact	(3)	—	(3)
Balance at September 30, 2021	$371	$217	$588

Balance at September 30, 2019	$467	$200	$667
Net actuarial loss for the year	(101)	3	(98)
Amortization for the year	(26)	(7)	(33)
Deferred tax impact	22	—	22
Balance at September 30, 2020	$362	$196	$558

The company estimates that $28 million of net actuarial losses will be amortized from AOCL into net periodic pension expense during fiscal year 2022. The non-current portion of the pension liability is included in Retirement Benefits in the Consolidated Balance Sheet as follows (in millions):

	September 30,
	2021	2020
Pension liability	$135	$134
Retiree medical liability — long term (see Note 19)	37	46
Other	19	16
Total retirement benefits	$191	$196

In accordance with FASB guidance, the PBO, accumulated benefit obligation ("ABO") and fair value of plan assets are required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and ABO is that the PBO includes projected compensation increases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Additional information is as follows (in millions):

	2021			2020
	ABO Exceeds Assets	Assets Exceed ABO	Total	ABO Exceeds Assets	Assets Exceed ABO	Total
PBO	$962	$592	$1,554	$1,032	$597	$1,629
ABO	962	592	1,554	1,032	597	1,629
Plan Assets	821	784	1,605	893	776	1,669

The components of net periodic pension income are as follows (in millions):

	2021	2020	2019
Service cost	$—	$—	$—
Interest cost	35	42	53
Assumed rate of return on plan assets	(98)	(97)	(97)
Amortization of actuarial losses	32	33	24
Settlement gain	(1)	—	—
Net periodic pension income	$(32)	$(22)	$(20)

Disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk are included below.

Investment Policy and Strategy

The company’s primary investment objective for its pension plan assets is to generate a total investment return sufficient to meet present and future benefit payments while minimizing the company’s cash contributions over the life of the plans. In order to accomplish this objective, the company maintains target allocations to identify and manage exposures. The target asset allocation ranges for the U.S. plans are 20–50 percent equity investments, 30–60 percent fixed income investments and 10–30 percent alternative investments. Alternative investments include private equities, real estate, hedge funds, diversified growth funds, and partnership interests. The target asset allocation ranges for the non-U.S. plans are 15–35 percent equity investments, 30–40 percent fixed income investments, 0–15 percent real estate and 15–35 percent alternative investments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

Insurance Contract: The plan entered into a pensioner buy-in insurance contract which reimburses the plan for specified benefit payment streams. The valuation for the buy-in contract is calculated on an insurer pricing basis and is estimated using unobservable inputs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The fair value of plan assets at September 30, 2021 by asset category is as follows (in millions):

U.S. Plans	2021
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
U.S. – Large cap	$73	$—	$—	$73
U.S. – Small cap	24	—	—	24
International equity	12	—	—	12
Equity investments measured at net asset value (1)	—	—	—	189
Total equity investments	$109	$—	$—	$298
Fixed income investments
U.S. fixed income	$15	$310	$—	$325
Emerging fixed income	—	20	—	20
Fixed income investments measured at net asset value (1)	—	—	—	31
Total fixed income	$15	$330	$—	$376
Alternatives – Partnerships	—	—	5	5
Alternatives – Partnerships measured at net asset value (1)	—	—	—	91
Cash and cash equivalents	—	51	—	51
Total assets at fair value	$124	$381	$5	$821

Non-U.S. Plans	2021
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
International equity	$141	$—	$—	$141
Total equity investments	$141	$—	$—	$141
Fixed income investments
Other fixed income investments	$5	$170	$—	$175
Fixed income investments measured at net asset value (1)	—	—	—	168
Total fixed income	$5	$170	$—	$343
Commingled funds	—	2	—	2
Alternative investments measured at net asset value (1)	—	—	—	102
Real estate measured at net asset value (1)	—	—	—	42
Cash and cash equivalents	—	28	—	28
Insurance contract (2)	—	—	126	126
Total assets at fair value	$146	$200	$126	$784
(1)In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.
(2)In fiscal year 2020, the company entered into an insurance contract. The purchase of the insurance contract provided an observable market value and the contract was classified as a level 2 asset. In fiscal year 2021, the market value is no longer observable, therefore, the contract is classified as a level 3 asset.

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

Unfunded Commitment

As of September 30, 2021, the U.S. plan had $6 million of unfunded investment commitments related to plan assets. The majority of this amount is attributed to partnership investments that the plan will invest in gradually over the course of several years. Non-U.S. plans currently do not have any unfunded commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
 The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended September 30, 2021 (in millions):

All Plans	2021
	Fair Value at October 1, 2020	Return on Plan Assets: Attributable to Assets Held at September 30, 2021	Purchases	Settlements	Net Transfers Into (Out of) Level 3	Fair Value at September 30, 2021
Asset Category
Insurance contract	$—	$—	$—	$—	$126	$126
Alternatives –
Partnerships	5	1	—	(1)	—	5
Total Level 3 fair value	$5	$1	$—	$(1)	$126	$131

The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended September 30, 2020 (in millions):

All Plans	2020
	Fair Value at October 1, 2019	Return on Plan Assets: Attributable to Assets Held at September 30, 2020	Purchases	Settlements	Net Transfers Into (Out of) Level 3	Fair Value at September 30, 2020
Asset Category
Private equity	$19	$—	$—	$—	$(19)	$—
Alternatives –
Partnerships	86	1	—	(1)	(81)	5
Total Level 3 fair value	$105	$1	$—	$(1)	$(100)	$5

Information about the expected cash flows for the U.S. and non-U.S. pension plans is as follows (in millions):

	U.S.	Non U.S.	Total
Expected employer contributions:
Fiscal 2022	$5	$—	$5
Expected benefit payments:
Fiscal 2022	70	27	97
Fiscal 2023	67	27	94
Fiscal 2024	67	27	94
Fiscal 2025	65	27	92
Fiscal 2026	63	28	91
Fiscal 2027-2031	292	139	431

The company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans, including company matching contributions, was $17 million, $14 million and $21 million for fiscal years 2021, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
21. INCOME TAXES

The income tax provisions were calculated based upon the following components of income before income taxes (in millions):

	2021	2020	2019
U.S. income	$12	$268	$194
Foreign income	222	58	183
Total	$234	$326	$377

The components of the provision (benefit) for income taxes are summarized as follows (in millions):

	2021	2020	2019
Current tax expense (benefit):
U.S.	$(8)	$20	$1
Foreign	42	16	40
State and local	3	4	1
Total current tax expense	37	40	42
Deferred tax expense (benefit):
U.S.	(9)	40	34
Foreign	(2)	(5)	6
State and local	(2)	3	—
Total deferred tax expense (benefit)	(13)	38	40
Income tax expense	$24	$78	$82

The deferred tax expense or benefit represents tax effects of current year deductions or items of income that will be recognized in future periods for tax purposes. The fiscal year 2021 current income tax benefit in the U.S. was primarily attributable to tax initiatives that were undertaken during the year that resulted in the generation and utilization of foreign tax credits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Net deferred income tax assets (liabilities) included in the Consolidated Balance Sheet consist of the tax effects of temporary differences related to the following (in millions):

	September 30,
	2021	2020
Accrued compensation and benefits	$23	$13
Accrued product warranties	10	11
Inventory costs	18	12
Receivables	9	8
Accrued retiree healthcare benefits	11	13
Retirement pension plans	18	25
Property	17	9
Lease liabilities	16	18
Net operating losses and tax credit carryforwards	247	215
Other	10	21
Sub-total	379	345
Less: Valuation allowances	(250)	(226)
Deferred income taxes - asset	$129	$119
Taxes on undistributed income	$(11)	$(11)
Intangible assets	(69)	(65)
Lease assets	(15)	(17)
Other	—	(7)
Deferred income taxes - liability	$(95)	$(100)
Net deferred income tax assets	$34	$19

Net deferred income tax assets (liabilities) are included in the Consolidated Balance Sheet as follows (in millions):

	September 30,
	2021	2020
Other assets (see Note 11)	$42	$30
Other liabilities (see Note 14)	(8)	(11)
Net deferred income taxes - asset	$34	$19

Valuation Allowances

As of September 30, 2021, the company continues to maintain valuation allowances in the U.K., France, Germany and certain other jurisdictions, as the company believes the negative evidence continues to outweigh the positive evidence that it will be able to recover these net deferred tax assets. If, in the future, the company generates taxable income on a sustained basis, its conclusion regarding the need for valuation allowances in these jurisdictions could change. In evaluating its ability to recover these net deferred tax assets, the company utilizes a consistent approach which considers its historical operating results, including an assessment of the degree to which any gains or losses are driven by items that are unusual in nature and tax planning strategies. In addition, the company reviews changes in near-term market conditions and other factors that impact future operating results.

The expiration periods for deferred tax assets related to net operating losses and tax credit carryforwards as of September 30, 2021 are included below (in millions). Also included are the associated valuation allowances on these deferred tax assets (in millions).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fiscal Year Expiration Periods
	2021-2025	2026-2035	2036-2040	Indefinite	Total
Net operating losses and tax credit carryforwards	$5	$13	$—	$229	$247
Valuation allowances on these deferred tax assets	$4	$11	$—	$225	$240
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

The company’s provision (benefit) for income taxes was different from the provision for income taxes calculated at the U.S. statutory rate for the reasons set forth below (in millions):

	September 30,
	2021	2020	2019
Expense for income taxes at statutory tax rate	$49	$68	$79
State and local income taxes	4	5	3
Foreign income taxed at rates other than statutory	10	2	11
Legislative changes	(36)	(10)	1
Joint venture equity income	(7)	(3)	(6)
Nondeductible expenses	15	11	16
Tax credits	(58)	(8)	(11)
Valuation allowances	17	10	(7)
Tax audit adjustments	—	5	—
Discharge of intercompany indebtedness	38	—	—
Reversal of uncertain tax positions due to statute expirations	(13)	(3)	(1)
Other	5	1	(3)
Income tax expense	$24	$78	$82

In fiscal year 2021, a tax law change in the U.K. resulted in a benefit of $35 million from the remeasurement of net deferred tax assets. The benefit does not impact income tax expense since it is offset by a corresponding valuation allowance in the U.K. Also, the company undertook certain tax initiatives that resulted in a net tax benefit of $10 million, which consisted of $51 million of tax credits, $38 million of tax expense related to the discharge of intercompany indebtedness and $3 million of other tax expense.

At September 30, 2021 and 2020, $1,041 million and $1,161 million, respectively, of non-U.S. earnings were considered indefinitely reinvested in operations outside the U.S., for which deferred taxes have not been provided. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

The total amount of gross unrecognized tax benefits the company recorded in accordance with ASC Topic 740 was $287 million, $283 million and $276 million, as of September 30, 2021, 2020 and 2019, respectively, of which $239 million, $234 million and $230 million, represents the amount that, if recognized, would favorably affect the effective income tax rate in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows (in millions):

	September 30,
	2021	2020	2019
Balance at beginning of the period	$283	$276	$261
Additions to tax positions recorded during the current year	18	4	11
Additions to tax positions recorded during the prior year	3	5	9
Reductions to tax position recorded in prior years	—	(1)	—
Reductions to tax positions due to lapse of statutory limits	(17)	(4)	(4)
Translation, other	—	3	(1)
Balance at end of the period	$287	$283	$276
The company’s continuing practice is to recognize interest and penalties on uncertain tax positions in the provision for income taxes in the Consolidated Statement of Operations. At September 30, 2021 and 2020, the company recorded assets of $21 million and $13 million, respectively, of interest on uncertain tax positions in the Consolidated Balance Sheet.

The company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. The company’s Canadian federal income tax returns for fiscal years 2015 and 2016 are currently under audit. The company's Indian subsidiary is currently under audit for fiscal years 2015 and 2016. The company's French subsidiary is under audit for fiscal years 2018-2020. In addition, the company is under audit in various state tax jurisdictions for various years. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could change the company’s unrecognized tax benefits during the next twelve months. It is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefit in the next twelve months.

In addition to the audits listed above, the company has open tax years primarily from 2001-2020 with various significant taxing jurisdictions, including the U.S., Brazil, Canada, China, Italy, Mexico, Sweden and the U.K. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The company has recorded a tax benefit only for those positions that meet the more-likely-than-not standard.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which includes various income and payroll tax provisions, was signed into law by the U.S. government. In addition, various other coronavirus tax relief initiatives have been implemented around the world. These tax initiatives did not have a material impact on the Consolidated Financial Statements for the fiscal years ended September 30, 2021 and 2020.
22. CONTINGENCIES

Environmental

Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have, and will continue to have, an impact on the operations of the company. The process of estimating environmental liabilities is complex and dependent upon evolving physical and scientific data at the sites, uncertainties as to remedies and technologies to be used and the outcome of discussions with regulatory agencies. The company records liabilities for environmental issues in the accounting period in which they are considered to be probable and the cost can be reasonably estimated. At environmental sites in which more than one potentially responsible party has been identified, the company records a liability for its allocable share of costs related to its involvement with the site, as well as an allocable share of costs related to insolvent parties or unidentified shares. At environmental sites at which the company is the only potentially responsible party, the company records a liability for the total probable and estimable costs of remediation before consideration of recovery from insurers or other third parties.

The company has been designated as a potentially responsible party at ten Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at September 30,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
2021 to be approximately $22 million, of which $9 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators. Environmental remediation costs recorded with respect to the Superfund sites were $1 million in fiscal year 2021, $4 million in fiscal year 2020 and $2 million in fiscal year 2019.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at September 30, 2021 to be approximately $10 million, of which $4 million is probable and recorded as a liability. The company recorded environmental remediation costs of $0 million in 2021 and $2 million in 2020 and 2019 with respect to these matters, resulting from revised estimates to remediate these sites.

Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 0.00 to 1.50 percent and is approximately $12 million at September 30, 2021. The undiscounted estimate of these costs is approximately $13 million.

The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2020	$11	$5	$16
Payments and other	(3)	(1)	(4)
Accruals	1	—	1
Balance at September 30, 2021	$9	$4	$13
There were $2 million, $6 million, and $3 million of environmental remediation costs recognized in other operating expense in the Consolidated Statement of Operations in fiscal years 2021, 2020 and 2019, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

Rockwell — ArvinMeritor, Inc. ("AM"), a predecessor of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. Rockwell had approximately 600 and 1,200 pending active asbestos claims in lawsuits that name AM as a defendant at September 30, 2021 and 2020, respectively. In March 2021, AM entered into a tolling agreement with an asbestos plaintiff's law firm. Under the terms of this agreement, AM agreed to toll the statute of limitations from expiring on asbestos claims in exchange for the plaintiff's law firm agreeing not to raise a claim until there is a product identification linking AM. The plaintiff's law firm also agreed to dismiss pending active claims for which product identification was not yet determined. There were approximately 600 claims dismissed as a result of this tolling agreement in the third fiscal quarter of fiscal year 2021. According to the terms of the tolling agreement, if the plaintiff's law firm subsequently links AM's products to the plaintiff, they will refile a claim against AM.

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

Pending and Future Claims: The company engaged a third-party advisor with experience in assessing asbestos-related liabilities to conduct a study to estimate its potential undiscounted liability for pending and future asbestos-related claims as of September 30, 2021. On a continual basis, management monitors the underlying claims data and experience, for the purpose of assessing the appropriateness of the assumptions used to estimate the liability.

As of September 30, 2021, the best estimate of the company’s obligation for asbestos-related claims over the next 37 years is $60 million. The company recognized a liability for pending and future claims of $60 million as of September 30, 2021 and $78 million as of September 30, 2020. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.

Recoveries: Rockwell has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. The company recognizes insurance recoveries when the claim for recovery is deemed probable and to the extent an insurable loss has been recognized in the financial statements. The company’s determination is based on analysis of the underlying insurance policies, historical experience with insurers, ongoing review of the solvency of insurers, and consideration of any insurance settlements. The insurance receivables for Rockwell’s asbestos-related liabilities totaled $51 million and $62 million as of September 30, 2021 and 2020, respectively.

The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities and recoveries for asbestos-related claims are subject to considerable uncertainty because such liabilities and recoveries are influenced by variables that are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

The Rockwell legacy asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	September 30,
	2021	2020
Pending and future claims	$60	$78
Billed but unpaid claims	1	1
Asbestos-related liabilities	$61	$79
Asbestos-related insurance recoveries	$51	$62

Assumptions: The following assumptions were made by the company after consultation with consultants and are included in the study:
•Pending and future claims were estimated for a 37 year period ending in fiscal year 2058;
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The company has two reportable segments at September 30, 2021, as follows:

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
•The Aftermarket & Industrial segment supplies axles, brakes, drivelines, suspension parts and other replacement parts to commercial vehicle and industrial aftermarket customers, primarily in North America and Europe. In addition, this segment supplies drivetrain systems and certain components, including axles, drivelines, brakes and suspension systems for military, construction, bus and coach, fire and emergency and other applications in North America and Europe.

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

Segment information is summarized as follows (in millions):

	Commercial Truck	Aftermarket & Industrial	Elims	Total
Fiscal year 2021 Sales:
External Sales	$2,866	$967	$—	$3,833
Intersegment Sales	142	22	(164)	—
Total Sales	$3,008	$989	$(164)	$3,833
Fiscal year 2020 Sales:
External Sales	$2,080	$964	$—	$3,044
Intersegment Sales	110	17	(127)	—
Total Sales	$2,190	$981	$(127)	$3,044
Fiscal year 2019 Sales:
External Sales	$3,307	$1,081	$—	$4,388
Intersegment Sales	149	19	(168)	—
Total Sales	$3,456	$1,100	$(168)	$4,388

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended September 30,
	2021	2020	2019
Segment adjusted EBITDA:
Commercial Truck	$259	$116	$342
Aftermarket & Industrial	139	150	175
Segment adjusted EBITDA	398	266	517
Unallocated legacy and corporate income, net (1)	13	6	3
Interest expense, net	(79)	(66)	(57)
Provision for income taxes	(24)	(78)	(82)
Depreciation and amortization	(103)	(101)	(87)
Loss on sale of receivables	(4)	(4)	(6)
Restructuring costs	(13)	(27)	(8)
Brazilian VAT Credit(2)	22	—	—
Transaction costs	—	(5)	(6)
Asbestos related items (3)	—	—	31
Asset impairment charges	—	(8)	(10)
Income from WABCO distribution termination	—	265	—
Noncontrolling interests	(10)	(4)	(5)
Income from continuing operations attributable to Meritor, Inc.	$200	$244	$290
(1)Unallocated legacy and corporate income, net represents items that are not directly related to the company's business segments. These items primarily include asbestos-related charges and settlements, pension and retiree medical costs associated with sold businesses, and other legacy costs for environmental and product liability.
(2)Amount relates to a pre-tax loss recovery, net of legal expenses, on the overpayment of VAT in Brazil.
(3) The year ended September 30, 2019 includes $31 million related to the remeasurement of the Maremont net asbestos liability based on the Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended September 30,
	2021	2020	2019
Depreciation and Amortization:
Commercial Truck	$80	$76	$73
Aftermarket & Industrial	23	25	14
Total depreciation and amortization	$103	$101	$87
Capital Expenditures:
Commercial Truck	$76	$68	$88
Aftermarket & Industrial	14	17	15
Total capital expenditures	$90	$85	$103

		September 30,
		2021	2020
Segment Assets:
Commercial Truck		$1,961	$1,666
Aftermarket & Industrial		654	658
Total segment assets		2,615	2,324
Corporate (1)		496	714
Less: Accounts receivable sold under off-balance sheet factoring programs (2)		(173)	(154)
Total assets		$2,938	$2,884
(1)Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.
(2)At September 30, 2021 and September 30, 2020, segments assets include $173 million and $154 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 8). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

Sales by geographic area are based on the location of the selling unit. Information on the company’s geographic areas is summarized as follows (in millions):

	Year ended September 30,
	2021	2020	2019
Sales by Geographic Area:
U.S.	$2,057	$1,783	$2,622
Canada	55	54	69
Mexico	197	147	249
Total North America	2,309	1,984	2,940
Sweden	276	202	276
Italy	240	166	234
United Kingdom	153	114	165
Other Europe	151	139	91
Total Europe	820	621	766
Brazil	317	172	248
China	130	135	153
India	146	72	197
Other Asia-Pacific	111	60	84
Total sales	$3,833	$3,044	$4,388

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 30,
	2021	2020
Assets by Geographic Area:
U.S.	$1,424	$1,458
Canada	36	35
Mexico	212	190
Total North America	1,672	1,683
Sweden	137	136
Italy	94	111
United Kingdom	290	270
Other Europe	205	269
Total Europe	726	786
Brazil	214	132
China	145	130
India	92	76
Other Asia-Pacific	89	77
Total	$2,938	$2,884

Sales to AB Volvo represented approximately 24 percent, 21 percent and 22 percent of the company’s sales in fiscal years 2021, 2020 and 2019, respectively. Sales to Daimler AG represented approximately 16 percent, 17 percent and 19 percent of the company’s sales in fiscal years 2021, 2020 and 2019, respectively. Sales to PACCAR represented approximately 13 percent, 12 percent and 13 percent of the company's sales in fiscal years 2021, 2020 and 2019, respectively. Sales to Navistar represented approximately 7 percent, 8 percent and 10 percent of the company’s sales in fiscal years 2021, 2020 and 2019, respectively. No other customer comprised 10 percent or more of the company’s total sales in any of the three fiscal years ended September 30, 2021, September 30, 2020 and September 30, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
24. OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Year Ended September 30,
	2021	2020	2019
	(in millions)
OPERATING ACTIVITIES
Net income	$209	$249	$296
Less: Income (loss) from discontinued operations, net of tax	(1)	1	1
Income from continuing operations	210	248	295
Adjustments to income from continuing operations to arrive at cash provided by operating activities:
Depreciation and amortization	103	101	87
Deferred income tax expense (income)	(13)	38	40
Restructuring costs	13	27	8
Loss on debt extinguishment, net	11	—	—
Asset impairment charges	—	8	10
Equity in earnings of affiliates	(34)	(14)	(31)
Stock compensation expense	20	7	18
Pension and retiree medical income	(53)	(42)	(37)
Asbestos related liability remeasurement	—	—	(31)
Contribution to Maremont trust	—	—	(48)
Dividends received from equity method investments	7	10	23
Pension and retiree medical contributions	(10)	(15)	(16)
Restructuring payments	(13)	(25)	(5)
Changes in off-balance sheet receivable securitization and factoring programs	13	(77)	(18)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations:
Receivables	(61)	147	80
Inventories	(164)	100	9
Accounts payable	139	(186)	(103)
Other current assets and liabilities	52	(64)	(3)
Other assets and liabilities	(22)	2	(22)
Operating cash flows provided by continuing operations	198	265	256
Operating cash flows used for discontinued operations	(1)	—	—
CASH PROVIDED BY OPERATING ACTIVITIES	$197	$265	$256

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 30,
	2021	2020	2019
	(In millions)
Balance sheet data:
Allowance for doubtful accounts	$3	$3	$3
Statement of operations data:
Maintenance and repairs expense	55	47	55
Research, development and engineering expense	76	74	75
Depreciation expense	87	87	76
Rental expense	19	19	19
Interest income	2	4	4
Interest expense	(81)	(70)	(61)
Statement of cash flows data:
Interest payments, net of receipts	57	48	41
Income tax payments, net of refunds	22	55	64
Non-cash investing activities - capital asset additions from finance leases	3	—	—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of the CEO and CFO, assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2021. This evaluation was based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on management’s assessment and the criteria set forth by COSO, we assessed that the internal control over financial reporting was effective as of September 30, 2021.

The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the Consolidated Balance Sheets of Meritor as of September 30, 2021 and the related Consolidated Statements of Operations, Comprehensive Income, Cash Flows and Equity for the year ended September 30, 2021, has issued an attestation report on Meritor’s internal control over financial reporting, which is included herein.

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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Meritor, Inc. and subsidiaries (the “Company”) as of October 3, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 3, 2021, of the Company and our report dated November 17, 2021 expressed an unqualified opinion on those financial statements.

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
November 17, 2021

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption Election of Directors – Information as to Nominees for Director and Continuing Directors in Meritor’s definitive Proxy Statement for its 2022 Annual Meeting (the "2022 Proxy Statement"), which is expected to be filed within 120 days after Meritor’s fiscal year end. The information required by Item 10 regarding executive officers is set forth in Item 4A of Part I of this Form 10-K. The other information required by Item 10, including regarding the audit committee, audit committee financial expert disclosure and our code of ethics, is incorporated by reference from the information under the captions Code of Ethics, Board of Directors and Committees and Director Qualifications and Nominating Procedures in the 2022 Proxy Statement. Disclosure of delinquent Section 16 filers pursuant to Item 405 of Regulation S-K will be contained in the 2022 Proxy Statement.

Item 11. Executive Compensation.

See the information under the captions Director Compensation in Fiscal Year 2021, Executive Compensation and CEO Pay Ratio in the 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

See the information under the captions Voting Securities and Ownership by Management of Equity Securities in the 2022 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of September 30, 2021, were as follows:

Plan Category	(column a) Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	(column b) Weighted average exercise price of outstanding options, warrants and rights	(column c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	—	$—	4,100,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	4,100,000
____________________
1In addition to stock options, shares of common stock, restricted shares of common stock, restricted share units and performance share units, all of which do not have an exercise price, have been awarded under the Company’s equity compensation plans and were outstanding at September 30, 2021. The number of weighted average shares in column (a) and the weighted average exercise price reported in column (b) does not take these awards into account.
All of the equity compensation plans under which grants are outstanding as shown above were approved by Meritor shareholders.

The following number of shares remained available for issuance under our equity compensation plans at September 30, 2021. Grants may be in the form of any of the listed type of awards.

Plan	Number of shares	Type of award
2020 Long-Term Incentive Plan*	4,100,000	Stock options, stock appreciation rights, stock awards and other stock-based awards
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions Board of Directors and Committees and Certain Relationships and Related Transactions in the 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

See the information under the caption Independent Accountants’ Fees in the 2022 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements (all financial statements listed below are those of the company and its consolidated subsidiaries):

Consolidated Statement of Operations, years ended September 30, 2021, 2020 and 2019.

Consolidated Statement of Comprehensive Income, years ended September 30, 2021, 2020 and 2019.

Consolidated Balance Sheet, September 30, 2021 and 2020.

Consolidated Statement of Cash Flows, years ended September 30, 2021, 2020 and 2019.

Consolidated Statement of Equity, years ended September 30, 2021, 2020 and 2019.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedule for the years ended September 30, 2021, 2020 and 2019.

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

4-b-6
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

*10-h	2020 Long-Term Incentive Plan, filed as Exhibit 10-h to Meritor's Annual Report on Form 10-K for the fiscal year ended September 27, 2020, is incorporated herein by reference.

*10-h-1
Form of Restricted Stock Agreement for Directors under the 2020 Long-Term Incentive Plan, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2019, is incorporated herein by reference.

*10-h-2
Form of Restricted Stock Agreement for Director Deferral Elections pursuant to the Non-Employee Director Retainer Deferral Policy under the 2020 Long-Term Incentive Plan, filed as Exhibit 10-b to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2019, is incorporated herein by reference.

*10-h-3
Form of Performance Share Unit Agreement for Employees under the 2020 Long-Term Incentive Plan, filed as Exhibit 10-c to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2019, is incorporated herein by reference.

*10-h-4
Form of Restricted Share Unit Agreement for Employees under the 2020 Long-Term Incentive Plan, filed as Exhibit 10-d to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2019, is incorporated herein by reference.

*10-h-5
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

10-m-11
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

*10-r**	Form of Employment Agreement (portions of this exhibit have been omitted).

*10-s**	Schedule identifying agreements substantially identical to the Form of Employment Agreement constituting Exhibit 10-r hereto.

21**	List of Subsidiaries of Meritor, Inc.

22**	Guarantor Subsidiaries of Meritor, Inc.

23-a**	Consent of Scott Confer, Esq., Vice President, Interim Chief Legal Officer and Corporate Secretary.

23-b**	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24**	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of Meritor.

31-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
Scott M. Confer
Interim Chief Legal Officer and Corporate Secretary
Date: November 17, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 17th day of November, 2021 by the following persons on behalf of the registrant and in the capacities indicated.

Jeffrey A. Craig*	Executive Chairman of the Board of Directors

Steven Beringhause, Jan A. Bertsch, Rodger L. Boehm,
Ivor J. Evans, Elizabeth A. Fessenden,	Directors
Fazal Merchant, William R. Newlin*,
Thomas L. Pajonas, Lloyd G. Trotter

Chris Villavarayan*	Chief Executive Officer and President (Principal Executive Officer) and Director

Carl D. Anderson II*	Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Paul D. Bialy*	Vice President, Chief Accounting Officer (Principal Accounting Officer)

* By:	/s/ Scott M. Confer
Scott M. Confer
Attorney-in-fact **
** By authority of powers of attorney filed herewith.