Form 10-Q
period 2022-01-02
MERITOR, INC.
filed 2022-02-03
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended January 2, 2022

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Registration S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
70,774,834 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on February 2, 2022.

MERITOR, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended December 31,
	2021	2020
	(Unaudited)
Sales	$984	$889
Cost of sales	(857)	(774)
GROSS PROFIT	127	115
Selling, general and administrative	(62)	(65)
Other operating expense, net	(3)	(7)
OPERATING INCOME	62	43
Other income, net	14	14
Equity in earnings of affiliates	7	11
Interest expense, net	(13)	(28)
INCOME BEFORE INCOME TAXES	70	40
Provision for income taxes	(12)	(7)
INCOME FROM CONTINUING OPERATIONS	58	33
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—
NET INCOME	58	33
Less: Net income attributable to noncontrolling interests	(4)	(1)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$54	$32
NET INCOME ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$54	$32
Income from discontinued operations	—	—
Net income	$54	$32
BASIC EARNINGS PER SHARE
Continuing operations	$0.77	$0.44
Discontinued operations	—	—
Basic earnings per share	$0.77	$0.44
DILUTED EARNINGS PER SHARE
Continuing operations	$0.76	$0.44
Discontinued operations	—	—
Diluted earnings per share	$0.76	$0.44

Basic average common shares outstanding	70.2	72.2
Diluted average common shares outstanding	71.2	73.2
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended December 31,
	2021	2020
	(Unaudited)
Net income	$58	$33
Other comprehensive income (loss):
Foreign currency translation adjustments:
Attributable to Meritor, Inc.	(14)	55
Attributable to noncontrolling interests	—	1
Pension and other postretirement benefit related adjustments	1	3
Unrealized gain on cash flow hedges	1	1
Other comprehensive income (loss), net of tax	(12)	60
Total comprehensive income	46	93
Less: Comprehensive income attributable to noncontrolling interests	(4)	(2)
Comprehensive income attributable to Meritor, Inc.	$42	$91
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2021	September 30, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$113	$101
Receivables, trade and other, net	555	534
Inventories	667	601
Other current assets	69	50
TOTAL CURRENT ASSETS	1,404	1,286
NET PROPERTY	508	517
GOODWILL	507	507
OTHER ASSETS	628	628
TOTAL ASSETS	$3,047	$2,938
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term debt	$74	$19
Accounts and notes payable	635	573
Other current liabilities	270	308
TOTAL CURRENT LIABILITIES	979	900
LONG-TERM DEBT	1,027	1,008
RETIREMENT BENEFITS	183	191
OTHER LIABILITIES	220	224
TOTAL LIABILITIES	2,409	2,323
COMMITMENTS AND CONTINGENCIES (See Note 16)

EQUITY:
Common stock (December 31, 2021 and September 30, 2021, 104.7 and 104.0 shares issued and 70.8 and 70.1 shares outstanding, respectively)	106	105
Additional paid-in capital	761	798
Retained earnings	1,006	935
Treasury stock, at cost (December 31, 2021 and September 30, 2021, 33.9 and 33.9 shares, respectively)	(632)	(632)
Accumulated other comprehensive loss	(644)	(632)
Total equity attributable to Meritor, Inc.	597	574
Noncontrolling interests	41	41
TOTAL EQUITY	638	615
TOTAL LIABILITIES AND EQUITY	$3,047	$2,938
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Three Months Ended December 31,
	2021	2020
	(Unaudited)
OPERATING ACTIVITIES
Net income	$58	$33
Less: Income from discontinued operations, net of tax	—	—
Income from continuing operations	58	33
Adjustments to income from continuing operations to arrive at cash provided by operating activities:
Depreciation and amortization	25	27
Deferred income tax expense	1	1
Restructuring costs	4	6
Stock compensation expense	4	6
Equity in earnings of affiliates	(7)	(11)
Pension and retiree medical income	(13)	(13)
Loss on debt extinguishment	—	8
Dividends received from equity method investments	4	1
Pension and retiree medical contributions	(2)	(3)
Restructuring payments	(4)	(4)
Changes in off-balance sheet accounts receivable securitization and factoring programs	153	85
Changes in receivables, inventories and accounts payable	(181)	(77)
Changes in other current assets and liabilities	(58)	(22)
Changes in other assets and liabilities	(5)	7
Operating cash flows provided by (used for) continuing operations	(21)	44
Operating cash flows used for discontinued operations	—	—
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(21)	44
INVESTING ACTIVITIES
Capital expenditures	(18)	(10)
Other investing activities	2	(3)
CASH USED FOR INVESTING ACTIVITIES	(16)	(13)
FINANCING ACTIVITIES
Borrowing and securitization	55	—
Redemption of notes	—	(281)
Proceeds from debt issuances	—	275
Redemption of convertible notes	—	(53)
Debt issuance costs	—	(4)
Term loan payments	(5)	(4)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	50	(67)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1)	4
CHANGE IN CASH AND CASH EQUIVALENTS	12	(32)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	101	315
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$113	$283
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions)
(Unaudited)

	Three months ended December 31, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at September 30, 2021	$105	$798	$935	$(632)	$(632)	$574	$41	$615
Comprehensive income (loss)	—	—	54	—	(12)	42	4	46
Vesting of equity based awards	1	(1)	—	—	—	—	—	—
Adjustments upon adoption of ASU 2020-06	—	(40)	17	—	—	(23)	—	(23)
Equity based compensation expense	—	4	—		—	4	—	4
Noncontrolling interest dividends	—	—	—	—	—	—	(4)	(4)
Ending Balance at December 31, 2021	$106	$761	$1,006	$(632)	$(644)	$597	$41	$638

	Three months ended December 31, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at September 30, 2020	$105	$808	$736	$(573)	$(614)	$462	$33	$495
Comprehensive income	—	—	32	—	59	91	2	93
Vesting of equity based awards	1	(1)	—	—	—	—	—	—
Repurchase of convertible notes	—	(30)	—	—	—	(30)	—	(30)
Equity based compensation expense	—	6	—	—	—	6	—	6
Other equity adjustments	—	1	—	—	—	1	—	1
Ending Balance at December 31, 2020	$106	$784	$768	$(573)	$(555)	$530	$35	$565
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
In the opinion of the company, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited Consolidated Financial Statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021. The Condensed Consolidated Balance Sheet data as of September 30, 2021 was derived from audited financial statements but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended December 31, 2021 are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30, and its fiscal quarters generally end on the Sundays nearest December 31, March 31 and June 30. The first quarter of fiscal years 2022 and 2021 ended on January 2, 2022 and January 3, 2021, respectively. Fiscal year 2021 ended on October 3, 2021. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and December 31 are used consistently throughout this report to represent the fiscal year end and first fiscal quarter end, respectively.
COVID-19 Pandemic Update
The COVID-19 pandemic adversely affected our financial performance during the beginning of fiscal year 2021, however the direct adverse impacts of the pandemic on our operations and financial performance started to dissipate over the course of the third fiscal quarter of fiscal year 2021. All of our facilities have been fully operational since the end of fiscal year 2020 and our salaried employees have returned to work on a hybrid in person basis consistent with local, regional and business requirements, in each case under enhanced safety guidelines. Although we are optimistic that the worst of the pandemic is behind us, the progression of the pandemic, and its direct and indirect impacts on our markets, operations and financial performance, have been unpredictable. As a result of this continued uncertainty, there may still be impacts on our industry, operations, workforce, supply chains, distribution systems and demand for our products in the future which cannot be reasonably estimated at this time.

2. Earnings per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted shares, restricted share units, performance share unit awards and convertible securities, if applicable.
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended December 31,
	2021	2020
Basic average common shares outstanding	70.2	72.2
Impact of restricted shares, restricted share units and performance share units	1.0	1.0
Diluted average common shares outstanding	71.2	73.2

In November 2021, the Board of Directors approved a grant of 0.4 million performance share units to all executives eligible to participate in the long-term incentive plan. Each performance share unit represents the right to receive one share of common stock or its cash equivalent upon achievement of certain performance and time vesting criteria. The fair value of each performance share unit was $25.65, which was the company’s share price on the grant date of December 1, 2021. The Board of

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Directors also approved a grant of 0.3 million restricted share units to these executives. The restricted share units vest at the earlier of three years from the date of grant or upon termination of employment with the company under certain circumstances. The fair value of each restricted share unit was $25.65, which was the company's share price on the grant date of December 1, 2021.
The actual number of performance share units that will vest depends upon the company’s performance relative to the established performance metrics for the three-year performance period of October 1, 2021 to September 30, 2024, measured at the end of the performance period. The number of performance share units that vest will depend on adjusted EBITDA margin and adjusted diluted earnings per share from continuing operations which are each weighted at 50%. The number of performance share units that vest will be between 0% and 200% of the grant date amount of 0.4 million performance share units.
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

3. New Accounting Standards
Accounting standards implemented during fiscal year 2022
On October 1, 2021, the company adopted Accounting Standards Update ("ASU") 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (Subtopic 815-40). As a result of adopting this ASU, entities are no longer required to separately present in equity an embedded conversion feature in such debt and instead should account for a convertible debt instrument wholly as debt. ASU 2020-06 also amended the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments.

The company elected to adopt the ASU using the modified retrospective method. The cumulative effect of the changes following implementation on October 1, 2021 was as follows:

	Balance at September 30, 2021	Adjustments Upon Adoption of ASU 2020-06	Balance at October 1, 2021
Liabilities
Long-Term debt	$1,008	$23	$1,031
Equity
Additional paid-in capital	$798	$(40)	$758
Retained earnings	$935	$17	$952

The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for that period. Interest expense recognized in future periods will be reduced as a result of the derecognition of the unamortized debt discount on the 3.25 Percent Convertible Notes (see Note 13), which will no longer be amortized to interest expense. The reduction in interest expense will have a favorable impact on both basic and diluted earnings per share.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Revenue
Disaggregation of revenue

In the following tables, revenue is disaggregated for each of our operating segments by primary geographical market for the three months ended December 31, 2021 and 2020 (in millions).

	Three Months Ended December 31, 2021
Primary Geographical Market	Commercial Truck	Aftermarket & Industrial	Total
U.S.	$348	$177	$525
Canada	—	12	12
Mexico	43	6	49
Total North America	391	195	586
Sweden	76	—	76
Italy	54	4	58
United Kingdom	38	2	40
Other Europe	1	35	36
Total Europe	169	41	210
Brazil	89	—	89
China	26	—	26
India	44	—	44
Other Asia-Pacific	29	—	29
Total sales	$748	$236	$984

	Three Months Ended December 31, 2020
Primary Geographical Market	Commercial Truck	Aftermarket & Industrial	Total
U.S.	$310	$170	$480
Canada	—	12	12
Mexico	36	5	41
Total North America	346	187	533
Sweden	77	—	77
Italy	53	5	58
United Kingdom	41	2	43
Other Europe	2	35	37
Total Europe	173	42	215
Brazil	56	—	56
China	30	—	30
India	33	—	33
Other Asia-Pacific	22	—	22
Total sales	$660	$229	$889

As of December 31, 2021 and September 30, 2021, Trade receivables, net, which are included in Receivables, trade and other, net, on the Condensed Consolidated Balance Sheet, were $493 million and $471 million, respectively.
For the three months ended December 31, 2021 and 2020, the company had no material bad-debt expense. There were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of December 31, 2021 and September 30, 2021.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Restructuring Costs
Restructuring reserves were $5 million at December 31, 2021 and $6 million at September 30, 2021. Restructuring costs are recorded within Other operating expense, net within the Condensed Consolidated Statement of Operations. The changes in restructuring reserves for the three months ended December 31, 2021 and 2020 are as follows (in millions):

	Employee Termination Benefits	Plant Shutdown & Other	Total
Balance at September 30, 2021	$5	$1	$6
Activity during the period:
Charges	1	3	4
Cash payments	(4)	—	(4)
Other	—	(1)	(1)
Total restructuring reserves at December 31, 2021	2	3	5
Less: non-current restructuring reserves	(1)	—	(1)
Restructuring reserves – current, at December 31, 2021	$1	$3	$4

Balance at September 30, 2020	$10	$—	$10
Activity during the period:
Charges	5	1	6
Cash payments	(4)	—	(4)
Other	(1)	(1)	(2)
Total restructuring reserves at December 31, 2020	10	—	10
Less: non-current restructuring reserves	—	—	—
Restructuring reserves – current, at December 31, 2020	$10	$—	$10

Global Restructuring Programs Fiscal Year 2021: On November 11, 2020, the company approved a restructuring plan to close three U.S. manufacturing plants and one European administration office in its Aftermarket & Industrial segment and consolidate their operations into existing facilities. The site closures include:

• Chicago, Illinois
• Livermore, California
• Livonia, Michigan
• Zurich, Switzerland

The closures impacted approximately 150 hourly and salaried workers. These restructuring plans were intended to optimize the company’s manufacturing footprint, reduce costs and increase efficiencies. With this restructuring plan, the company incurred approximately $13 million in restructuring charges in the Aftermarket & Industrial segment, consisting of an impact on long-lived assets of $3 million, severance related costs of $5 million and other associated costs of $5 million. During fiscal year 2021, the company incurred $10 million in restructuring costs related to this plan. During the first quarter of fiscal year 2022, the company incurred $3 million in restructuring costs related to this plan. Restructuring actions associated with this plan are substantially complete.

6. Income Taxes
For the three months ended December 31, 2021 and 2020, the company recognized tax expense of $12 million and $7 million, respectively. This resulted in effective tax rates of 17% and 18%, respectively.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Accounts Receivable Factoring and Securitization
The company has a U.S. accounts receivable securitization facility with PNC Bank and participates in various accounts receivable factoring programs, primarily with Nordea Bank for trade receivables from AB Volvo, as follows:

	Current Expiration	Total Facility Size as of 12/31/21		Utilized as of 12/31/21		Utilized as of 9/30/21
		EUR	USD	EUR	USD	EUR	USD
On-balance sheet arrangement
Committed U.S. accounts receivable securitization (1)	March 2024	N/A	$110	N/A	$57	N/A	$3
Total on-balance sheet arrangement: (1)		N/A	$110	N/A	$57	N/A	$3
Off-balance sheet arrangements
Committed Swedish factoring facility (2)(3)	March 2024	€155	$176	€162	$184	€75	$88
Committed U.S. factoring facility (2)	February 2023	N/A	75	N/A	85	N/A	49
Uncommitted U.K. factoring facility	April 2022	25	28	5	6	2	2
Uncommitted Italy factoring facility	June 2022	30	34	25	28	14	17
Other uncommitted factoring facilities (4)	None	N/A	N/A	15	17	15	17
Total off-balance sheet arrangements		€210	$313	€207	$320	€106	$173
(1) Availability subject to adequate eligible accounts receivable available for sale. The utilized amount includes $2 million of letters of credit as of December 31, 2021 and $3 million as of September 30, 2021.
(2) Actual amounts may exceed the bank's commitment at the bank's discretion.
(3) The facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through June 22, 2022.
(4) There is no explicit facility size under the agreement, but the counterparty approves the purchase of receivable tranches at its discretion.

Off-balance sheet arrangements
Total costs associated with all of the off-balance sheet arrangements described above were $1 million for each of the three months ended December 31, 2021 and 2020.

8. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	December 31, 2021	September 30, 2021
Finished goods	$148	$137
Work in process	52	47
Raw materials, parts and supplies	467	417
Total	$667	$601

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Net Property
Net property is summarized as follows (in millions):

	December 31, 2021	September 30, 2021
Property at cost:
Land and land improvements	$42	$41
Buildings	230	231
Machinery and equipment	1,049	1,051
Company-owned tooling	166	164
Construction in progress	61	63
Total	1,548	1,550
Less: accumulated depreciation	(1,040)	(1,033)
Net property	$508	$517

10. Other Assets
Other assets are summarized as follows (in millions):

	December 31, 2021	September 30, 2021
Prepaid pension costs	$199	$191
Deferred income tax assets	41	42
Investments in non-consolidated joint ventures	129	132
Other	259	263
Other assets	$628	$628

11. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	December 31, 2021	September 30, 2021
Compensation and benefits	$78	$125
Income taxes	27	17
Product warranties	17	15
Other	148	151
Other current liabilities	$270	$308

Compensation and benefits includes the current portion of pension and retiree medical liability, accrued incentive compensation, salary and wages and accrued vacation, holiday and sick leave pay.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in product warranties is as follows (in millions):

	Three Months Ended December 31,
	2021	2020
Total product warranties – beginning of period	$43	$54
Accruals for product warranties	6	6
Payments	(5)	(4)
Change in estimates and other	(1)	1
Total product warranties – end of period	43	57
Less: non-current product warranties	(26)	(37)
Product warranties – current	$17	$20

12. Other Liabilities
Other liabilities are summarized as follows (in millions):

	December 31, 2021	September 30, 2021
Asbestos-related liabilities (see Note 16)	$51	$52
Liabilities for uncertain tax positions	52	52
Product warranties (see Note 11)	26	28
Other	91	92
Other liabilities	$220	$224

13. Long-Term Debt
Long-Term debt, net of discounts where applicable, is summarized as follows (in millions):

	December 31, 2021	September 30, 2021
3.25 percent convertible notes due 2037 (1)	$321	$321
4.50 percent notes due 2028	270	270
6.25 percent notes due 2025	296	296
Term loan due 2024	149	153
Finance lease obligation	10	10
Borrowings and securitization (2)	55	—
Unamortized discount on convertible notes (1)	—	(23)
Subtotal	1,101	1,027
Less: short-term debt	(74)	(19)
Long-term debt	$1,027	$1,008
(1) Unamortized debt discount on the 3.25 Percent Convertible Notes was derecognized upon adoption of ASU 2020-06 on October 1, 2021 (see Note 3).
(2) Amount relates to a draw on securitization.

Revolving Credit Facility
The company has a $685 million senior secured revolving credit facility that matures in June 2024. The availability under the senior secured revolving credit facility is subject to a financial covenant based on the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, the U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA. The company is required to maintain a total priority-debt-to-EBITDA ratio, as defined in the credit agreement, of 2.25 to 1.00 or less as of the last day of each fiscal

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

quarter throughout the term of the agreement. Availability under the senior secured revolving credit facility was constrained to $544 million on the last day of the first quarter of fiscal year 2022 due primarily to higher priority debt balance within the U.S. accounts receivable securitization and factoring programs. The higher priority debt balance at the end of the first quarter of fiscal year 2022 was driven by an increase in working capital requirements, partially offset by higher earnings. The company has full availability until the next measurement date at the end of the second quarter of fiscal year 2022.
At December 31, 2021 and September 30, 2021, there were no borrowings outstanding under the senior secured revolving credit facility. The senior secured revolving credit facility includes $100 million of availability for the issuance of letters of credit. At December 31, 2021 and September 30, 2021, there were no letters of credit outstanding under the senior secured revolving credit facility.
Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million per bank. As of December 31, 2021 and September 30, 2021, the company had $21 million and $25 million, respectively, outstanding under this program at more than one bank.

14. Financial Instruments
Fair values of financial instruments are summarized as follows (in millions):

	December 31, 2021		September 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$113	$113	$101	$101
Short-term debt	74	74	19	19
Long-term debt	1,027	1,088	1,008	1,082
Foreign exchange forward contracts (other assets)	1	1	1	1

The following table reflects the offsetting of derivative assets (in millions):

	December 31, 2021			September 30, 2021
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Assets
Foreign exchange forward contracts	1	—	1	1	—	1

Fair Value
Fair value of financial instruments by the valuation hierarchy at December 31, 2021 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$113	$—	$—
Short-term debt	—	55	19
Long-term debt	—	947	141
Foreign exchange forward contracts (other assets)	—	1	—

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair value of financial instruments by the valuation hierarchy at September 30, 2021 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$101	$—	$—
Short-term debt	—	—	19
Long-term debt	—	937	145
Foreign exchange forward contracts (other assets)	—	1	—

No transfers of assets between any of the Levels occurred during the three months ended December 31, 2021 and 2020.
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
Foreign exchange forward contracts — The company uses foreign exchange forward purchase and sale contracts with varying terms that extend through fiscal year 2025 to hedge its exposure to changes in foreign currency exchange rates. As of December 31, 2021 and September 30, 2021, the notional amount of the company's foreign exchange contracts outstanding under its foreign currency cash flow hedging program was $84 million and $107 million, respectively. The fair value of foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. For derivative instruments that are designated and qualify as cash flow hedges, changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss in the Condensed Consolidated Statement of Equity and is recognized in operating income when the underlying forecasted transaction impacts earnings.
Foreign currency option contracts — The company uses option contracts to mitigate foreign exchange exposure on expected future foreign currency-denominated purchases. As of December 31, 2021 and September 30, 2021, the notional amount of the company's foreign exchange contracts outstanding was $28 million and $49 million, respectively. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the Condensed Consolidated Statement of Operations.
The company uses option contracts to mitigate the risk of volatility in the translation of foreign currency earnings to U.S. dollars. As of December 31, 2021 and September 30, 2021, the company had no option contracts outstanding. These option contracts did not qualify for a hedge accounting election. Changes in fair value associated with these contracts are recorded in the Condensed Consolidated Statement of Operations in other income, net.
The fair value of foreign currency option contracts is based on third-party proprietary models, which incorporate inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates and time utilizing market instruments with similar quality and maturity characteristics.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Retirement Benefit Liabilities
Retirement benefit liabilities consisted of the following (in millions):

	December 31, 2021	September 30, 2021
Retiree medical liability	$42	$42
Pension liability	131	141
Other	21	19
Subtotal	194	202
Less: current portion (included in compensation and benefits, Note 11)	(11)	(11)
Retirement benefits	$183	$191

The components of net periodic pension and retiree medical income included in continuing operations for the three months ended December 31 are as follows (in millions):

	2021		2020
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$(9)	$—	$(9)	$—
Assumed return on plan assets	24	—	24	—
Amortization of prior service benefit	—	8	—	9
Recognized actuarial loss	(7)	(3)	(8)	(3)
Total income	$8	$5	$7	$6

For each of the three months ended December 31, 2021 and 2020, the non-service cost components of the net periodic pension and Other Post-Employment Benefits income were $13 million, and are presented in Other income, net.

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
The company has been designated as a potentially responsible party at ten Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Superfund is a United States federal government program designed to fund the cleanup of sites contaminated with hazardous substances and pollutants. Management estimates the total reasonably possible costs the company could incur for the remediation of the ten Superfund sites at December 31, 2021 to be approximately $21 million, of which $9 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at December 31, 2021 to be approximately $10 million, of which $4 million is probable and recorded as a liability.
Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 0 to 2.00 percent and is approximately $12 million at December 31, 2021. The undiscounted estimate of these costs is approximately $13 million.
The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning Balance at September 30, 2021	$9	$4	$13
Payments and other	—	—	—
Accruals	—	—	—
Ending Balance at December 31, 2021	$9	$4	$13

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
Asbestos
Rockwell International Corporation ("Rockwell") — ArvinMeritor, Inc. ("AM"), a predecessor of Meritor, along with many other companies, has been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. There were approximately 600 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants as of December 31, 2021 and September 30, 2021. In March 2021, AM entered into a tolling agreement with an asbestos plaintiff's law firm. Under the terms of this agreement, AM agreed to toll the statute of limitations from expiring on asbestos claims in exchange for the plaintiff's law firm agreeing not to raise a claim until there is product identification linking AM. The plaintiff's law firm also agreed to dismiss pending active claims for which product identification was not yet determined. There were approximately 600 claims dismissed as a result of this tolling agreement in the third fiscal quarter of fiscal year 2021. According to the terms of the tolling agreement, if the plaintiff's law firm subsequently links AM's product to the plaintiff, they will refile a claim against AM.
A significant portion of the claims do not identify any Rockwell products or specify which of the claimants, if any, were exposed to asbestos attributable to Rockwell products, and past experience has shown that the vast majority of the claimants will likely never identify any Rockwell products. Historically, AM has been dismissed from the vast majority of similar claims filed in the past with no payment to claimants. For those claimants who do show that they worked with Rockwell products, management nevertheless believes it has meritorious defenses, in substantial part due to the integrity of the products involved and the lack of any impairing medical condition on the part of many claimants.

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

As of September 30, 2021, the best estimate of the company's obligation for asbestos-related claims over the next 37 years was $60 million. The company recognized a liability for pending and future claims over the next 37 years of $59 million as of December 31, 2021. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.

Recoveries: AM has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. The company recognizes insurance recoveries when the claim for recovery is deemed probable and to the extent an insurable loss has been recognized in the financial statements. The company’s determination is based on analysis of the underlying insurance policies, historical experience with insurers, ongoing review of the solvency of insurers, and consideration of any insurance settlements. In the first quarter of fiscal year 2022, the company entered into a legally binding term sheet with an insurer for a $6 million lump-sum settlement to resolve coverage relating to Rockwell asbestos claims. The insurance receivables for Rockwell asbestos-related liabilities totaled $55 million and $51 million as of December 31, 2021 and September 30, 2021, respectively.

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

17. Shareholders' Equity
There were no dividends declared or paid in the first quarter of fiscal years 2022 and 2021. The payment of cash dividends and the amount of any dividend are subject to review and change at the discretion of the company's Board of Directors.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Common Stock and Debt Repurchase Authorizations
On July 28, 2021, the Board of Directors authorized the repurchase of up to $250 million of the company's common stock. Repurchases can be made from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. As of December 31, 2021 and September 30, 2021, the amount remaining available for repurchases was $250 million under this common stock repurchase authorization.
On November 7, 2019, the Board of Directors authorized the repurchase of up to $325 million of the company's common stock. Repurchases could be made from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. During fiscal year 2021, the company repurchased 2.5 million shares of common stock for $59 million (including commission costs) pursuant to this authorization. No amounts remained outstanding under this common stock authorization as of September 30, 2021.
On November 2, 2018, the Board of Directors authorized the repurchase of up to $100 million aggregate principal amount of any of the company's debt securities (including convertible debt securities), from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company's debt covenants. As of December 31, 2021 and September 30, 2021, the amount remaining available for repurchase under this debt repurchase authorization was $76 million.
Accumulated Other Comprehensive Loss ("AOCL")
The components of AOCL and the changes in AOCL by components, net of tax, for the three months ended December 31, 2021 and 2020 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2021	$(105)	$(526)	$(1)	$(632)
Other comprehensive loss before reclassification	(14)	(1)	—	(15)
Amounts reclassified from accumulated other comprehensive loss	—	2	1	3
Net current-period other comprehensive income	(14)	1	1	(12)
Balance at December 31, 2021	$(119)	$(525)	$—	$(644)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(8)	(a)
Actuarial losses	10	(a)
	2	Total before tax
	—	Tax benefit
Total reclassifications for the period	$2	Net of tax
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 15 for additional details), which is recorded in other income (expense),net.

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

18. Business Segment Information
Segment information is summarized as follows (in millions):

	Commercial Truck	Aftermarket & Industrial	Eliminations	Total
Three Months Ended December 31, 2021
External Sales	$748	$236	$—	$984
Intersegment Sales	37	5	(42)	—
Total Sales	$785	$241	$(42)	$984
Three Months Ended December 31, 2020
External Sales	$660	$229	$—	$889
Intersegment Sales	31	5	(36)	—
Total Sales	$691	$234	$(36)	$889

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 31,
	2021	2020
Segment adjusted EBITDA:
Commercial Truck	$69	$63
Aftermarket & Industrial	38	35
Segment adjusted EBITDA	107	98
Unallocated legacy and corporate income, net (1)	6	4
Interest expense, net	(13)	(28)
Provision for income taxes	(12)	(7)
Depreciation and amortization	(25)	(27)
Noncontrolling interests	(4)	(1)
Loss on sale of receivables	(1)	(1)
Restructuring	(4)	(6)
Income from continuing operations attributable to Meritor, Inc.	$54	$32
(1)    Unallocated legacy and corporate income, net represents items that are not directly related to the company's business segments. These items primarily include asbestos-related charges and settlements, pension and retiree medical costs associated with sold businesses, and other legacy costs for environmental and product liability.

	December 31, 2021	September 30, 2021
Segment Assets:
Commercial Truck	$2,174	$1,961
Aftermarket & Industrial	667	654
Total segment assets	2,841	2,615
Corporate (1)	526	496
Less: Accounts receivable sold under off-balance sheet factoring programs (2)	(320)	(173)
Total assets	$3,047	$2,938
(1) Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.
(2) At December 31, 2021 and September 30, 2021, segment assets include $320 million and $173 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 7). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

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
COVID-19 Pandemic Update
The COVID-19 pandemic adversely affected our financial performance during the beginning of fiscal year 2021, however the direct adverse impacts of the pandemic on our operations and financial performance started to dissipate over the course of the third fiscal quarter of fiscal year 2021. All of our facilities have been fully operational since the end of fiscal year 2020 and our salaried employees have returned to work on a hybrid in person basis consistent with local, regional and business requirements, in each case under enhanced safety guidelines. Although we are optimistic that the worst of the pandemic is behind us, the progression of the pandemic, and its direct and indirect impacts on our markets, operations and financial performance, have been unpredictable. As a result of this continued uncertainty, there may still be impacts on our industry, operations, workforce, supply chains, distribution systems and demand for our products in the future which cannot be reasonably estimated at this time.
Change in Non-GAAP Measures
Beginning in the second quarter of fiscal year 2021, we revised our presentation of two non-GAAP measures, adjusted income (loss) from continuing operations attributable to the company and adjusted diluted earnings (loss) per share from continuing operations, to better align with the Securities and Exchange Commission's (the "SEC’s") guidance. An adjustment for non-cash tax expense related to the use of deferred tax assets in jurisdictions with net operating loss carryforwards or tax credits will no longer be included in these two non-GAAP measures; however the underlying availability and the benefits of the tax attributes to offset future taxable income has not changed. For comparability, references to prior period non-GAAP measures have been updated to show the effect of omitting this adjustment from adjusted income (loss) from continuing operations attributable to the company and adjusted diluted earnings (loss) per share from continuing operations.
1st Quarter Fiscal Year 2022 Results
Our sales for the first quarter of fiscal year 2022 were $984 million, compared to $889 million in the same period in the prior fiscal year, an increase of 11 percent year over year. The increase in sales was primarily driven by higher truck production in most global markets.
Net income attributable to Meritor and net income from continuing operations attributable to Meritor were each $54 million for the first quarter of fiscal year 2022 compared to $32 million for each in the same period in the prior fiscal year. Higher net income year over year was driven by lower interest expense, higher sales volumes and a $6 million favorable asbestos insurance settlement, partially offset by net steel costs in the current year and a one-time value added tax credit of $6 million at our joint venture in Brazil in the prior year. Adjusted income from continuing operations attributable to the company (see Non-GAAP Financial Measures below) for the first quarter of fiscal year 2022 was $57 million compared to $43 million in the same period in the prior fiscal year.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the first quarter of fiscal year 2022 was $113 million compared to $102 million in the same period in the prior fiscal year. Our adjusted EBITDA margin (see Non-GAAP Financial Measures below) in the first quarter of fiscal year 2022 remained flat at 11.5 percent compared to the same period in the prior fiscal year. The increase in adjusted EBITDA year over year was driven primarily by higher sales volumes and a $6 million favorable asbestos insurance settlement, partially offset by net steel costs in the current year and a one-time value added tax credit of $6 million at our joint venture in Brazil in the prior year.
Cash used for operating activities was $21 million in the first quarter of fiscal year 2022 compared to cash provided by operating activities of $44 million in the first quarter of fiscal year 2021. The decrease in operating cash flow year over year was driven primarily by an increase in working capital requirements and higher incentive compensation payments this year.

MERITOR, INC.
Trends and Uncertainties
Industry Production Volumes
The following table reflects estimated on-highway commercial truck production volumes for selected original equipment markets for the three months ended December 31, 2021 and 2020 based on available sources and management’s estimates.

	Three Months Ended December 31,
	2021	2020
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	68	65
North America, Medium-Duty Trucks	62	62
Western Europe, Heavy- and Medium-Duty Trucks	115	114
South America, Heavy- and Medium-Duty Trucks	40	33
India, Heavy- and Medium-Duty Trucks	80	66

North America:
During fiscal year 2022, we expect Heavy-Duty Truck production volumes to increase from the levels experienced in fiscal year 2021.

Western Europe:
During fiscal year 2022, we expect production volumes in Western Europe to increase from the levels experienced in fiscal year 2021.

South America:
During fiscal year 2022, we expect production volumes to increase from the levels experienced in fiscal year 2021.

China:
During fiscal year 2022, we expect production volumes to significantly decrease from the levels experienced in fiscal year 2021.

India:
During fiscal year 2022, we expect production volumes to increase from the levels experienced in fiscal year 2021.
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

MERITOR, INC.
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

	Three Months Ended December 31,
	2021	2020 (2)
Income from continuing operations attributable to the company	$54	$32
Restructuring	4	6
Loss on debt extinguishment	—	8
Tax effect of adjustments (1)	(1)	(3)
Adjusted income from continuing operations attributable to the company	$57	$43

Diluted earnings per share from continuing operations	$0.76	$0.44
Impact of adjustments on diluted earnings per share	0.04	0.15
Adjusted diluted earnings per share from continuing operations	$0.80	$0.59
(1) Amount for the three months ended December 31, 2021 includes $1 million of income tax benefits related to restructuring. The three months ended December 31, 2020 includes $2 million of income tax benefits for the loss on debt extinguishment and $1 million of income tax benefits related to restructuring.
(2) For comparability, amounts for the three months ended December 31, 2020 have been updated to show the effect of omitting the non-cash tax adjustment from the calculation of adjusted income from continuing operations attributable to the company and adjusted diluted earnings per share from continuing operations.

MERITOR, INC.
Free cash flow is reconciled to cash provided by (used for) operating activities below (in millions).

	Three Months Ended December 31,
	2021	2020
Cash provided by (used for) operating activities	$(21)	$44
Capital expenditures	(18)	(10)
Free cash flow	$(39)	$34

Free cash flow / Net income from continuing operations attributable to the company	N/A	106%

Free cash flow conversion (Free cash flow / Adjusted income from continuing operations attributable to the company)	N/A	79%
Adjusted EBITDA and segment adjusted EBITDA are reconciled to net income attributable to Meritor, Inc. below (dollars in millions).

	Three Months Ended December 31,
	2021	2020
Net income attributable to Meritor, Inc.	$54	$32
Income from discontinued operations, net of tax, attributable to Meritor, Inc.	—	—
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$54	$32

Interest expense, net	13	28
Provision for income taxes	12	7
Depreciation and amortization	25	27
Noncontrolling interests	4	1
Loss on sale of receivables	1	1
Restructuring	4	6
Adjusted EBITDA	$113	$102

Adjusted EBITDA margin (1)	11.5%	11.5%

Unallocated legacy and corporate income, net (2)	(6)	(4)
Segment adjusted EBITDA	$107	$98

Commercial Truck
Segment adjusted EBITDA	$69	$63
Segment adjusted EBITDA margin (3)	8.8%	9.1%

Aftermarket & Industrial
Segment adjusted EBITDA	$38	$35
Segment adjusted EBITDA margin (3)	15.8%	15.0%
(1) Adjusted EBITDA margin equals adjusted EBITDA divided by consolidated sales from continuing operations.
(2) Unallocated legacy and corporate income, net represents items that are not directly related to the company's business segments. These items primarily include pension and retiree medical costs associated with sold businesses, and other legacy costs for environmental and product liability.
(3) Segment adjusted EBITDA margin equals segment adjusted EBITDA divided by consolidated sales from continuing operations, either in the aggregate or by segment as applicable.

MERITOR, INC.
Results of Operations
Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

Sales
The following table reflects total company and business segment sales for the three months ended December 31, 2021 and 2020 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Three Months Ended December 31,				Dollar Change Due To
	2021	2020	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck
North America	$391	$346	$45	13%	$—	$45
Europe	169	173	(4)	(2)%	(6)	2
South America	89	56	33	59%	—	33
China	26	30	(4)	(13)%	1	(5)
India	44	33	11	33%	—	11
Other	29	22	7	32%	—	7
Total External Sales	$748	$660	$88	13%	$(5)	$93
Intersegment Sales	37	31	6	19%	(2)	8
Total Sales	$785	$691	$94	14%	$(7)	$101

Aftermarket & Industrial
North America	$195	$187	$8	4%	$—	$8
Europe	41	42	(1)	(2)%	(1)	—
Other	—	—	—	N/A	—	—
Total External Sales	$236	$229	$7	3%	$(1)	$8
Intersegment Sales	5	5	—	—%	(1)	1
Total Sales	$241	$234	$7	3%	$(2)	$9

Total External Sales	$984	$889	$95	11%	$(6)	$101

Commercial Truck sales were $785 million in the first quarter of fiscal year 2022, up 14 percent compared to the first quarter of fiscal year 2021. The increase in sales in the first quarter of fiscal year 2022 was primarily driven by higher truck production in most global markets.

Aftermarket & Industrial sales were $241 million in the first quarter of fiscal year 2022, up 3 percent compared to the first quarter of fiscal year 2021. The increase in sales in the first quarter of fiscal year 2022 was primarily due to pricing actions taken in the segment.

MERITOR, INC.

	Three Months Ended December 31,
	2021	2020	Dollar Change	% Change
Sales	$984	$889	$95	11%
Cost of sales	(857)	(774)	83	11%
GROSS PROFIT	127	115	12	10%
Selling, general and administrative	(62)	(65)	(3)	(5)%
Other operating expense, net	(3)	(7)	(4)	(57)%
Other income, net	14	14	—	—%
Equity in earnings of affiliates	7	11	(4)	(36)%
Interest expense, net	(13)	(28)	(15)	(54)%
INCOME BEFORE INCOME TAXES	70	40	30	75%
Provision for income taxes	(12)	(7)	5	71%
INCOME FROM CONTINUING OPERATIONS	58	33	25	76%
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	N/A
NET INCOME	58	33	25	76%
Less: Net income attributable to noncontrolling interests	(4)	(1)	3	(300)%
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$54	$32	$22	69%

Cost of Sales and Gross Profit
Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended December 31, 2021 was $857 million compared to $774 million in the same period in the prior fiscal year, representing an increase of 11 percent, primarily driven by increased sales. Total cost of sales was 87.1 percent of sales for each of the three-month periods ended December 31, 2021 and 2020.
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel, and purchased components. Material costs for the three months ended December 31, 2021 increased $82 million compared to the same period in the prior fiscal year due to higher volumes, higher steel costs and increased freight costs.
Labor and overhead costs for the three months ended December 31, 2021 remained consistent with the same period in the prior fiscal year.
Other, net for the three months ended December 31, 2021 increased by $1 million compared to the same period in the prior fiscal year.
Gross profit was $127 million and $115 million for the three-month periods ended December 31, 2021 and 2020, respectively. Gross profit as a percentage of sales was 12.9 percent for each of the three-month periods ended December 31, 2021 and 2020.
Other Income Statement Items
Interest expense for the three months ended December 31, 2021 was $13 million and was $28 million for the three months ended December 31, 2020. Interest expense was lower in the first quarter of fiscal year 2022 primarily due to debt extinguishment expenses of $8 million in the first quarter of fiscal year 2021, which did not recur, and the adoption of ASU 2020-06 in fiscal year 2022, which resulted in reduced interest expense due to the derecognition of the unamortized debt discount on the 3.25 Percent Convertible Notes (see Notes 2 and 13) and which will no longer be amortized to interest expense.
Provision for income taxes was $12 million for the three months ended December 31, 2021 compared to $7 million in the same period in the prior fiscal year. The increase in tax expense is primarily related to higher earnings in jurisdictions that do not have a tax valuation allowance.

MERITOR, INC.
Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins
The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for the three months ended December 31, 2021 and 2020 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Three Months Ended December 31,			Three Months Ended December 31,
	2021	2020	Change	2021	2020	Change
Commercial Truck	$69	$63	$6	8.8%	9.1%	(0.30)	pts
Aftermarket & Industrial	38	35	3	15.8%	15.0%	0.80	pts
Segment adjusted EBITDA	$107	$98	$9	10.9%	11.0%	(0.10)	pts

Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck	Aftermarket & Industrial	Total
Segment adjusted EBITDA – Quarter ended December 31, 2020	$63	$35	$98
Lower short-and long-term variable compensation	3	1	4
Lower earnings from unconsolidated affiliates	(4)	—	(4)
Volume, mix, pricing and other	7	2	9
Segment adjusted EBITDA – Quarter ended December 31, 2021	$69	$38	$107

Commercial Truck segment adjusted EBITDA was $69 million in the first quarter of fiscal year 2022, up $6 million from the same period in the prior fiscal year. The increase in segment adjusted EBITDA was driven primarily by higher sales volumes, partially offset by net steel costs. Segment adjusted EBITDA margin was 8.8 percent in the first quarter of fiscal year 2022, compared to 9.1 percent in the same period of the prior fiscal year. The decrease in segment adjusted EBITDA margin was primarily driven by net steel costs which impacted the conversion on sales.

Aftermarket & Industrial segment adjusted EBITDA was $38 million in the first quarter of fiscal year 2022, up $3 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin was 15.8 percent in the first quarter of fiscal year 2022, compared to 15.0 percent in the same period of the prior year. The increase in segment adjusted EBITDA and segment adjusted EBITDA margin was primarily a result of cost savings from the footprint optimization restructuring initiatives implemented after the first quarter last year.

MERITOR, INC.
Financial Condition
Cash Flows (in millions)

	Three Months Ended December 31,
	2021	2020
OPERATING CASH FLOWS
Income from continuing operations	$58	$33
Depreciation and amortization	25	27
Deferred income tax expense	1	1
Restructuring costs	4	6
Stock compensation expense	4	6
Equity in earnings of affiliates	(7)	(11)
Pension and retiree medical income	(13)	(13)
Loss on debt extinguishment	—	8
Dividends received from equity method investments	4	1
Pension and retiree medical contributions	(2)	(3)
Restructuring payments	(4)	(4)
Changes in receivables, inventories and accounts payable	(181)	(77)
Changes in off-balance sheet accounts receivable securitization and factoring programs	153	85
Changes in other current assets and liabilities	(58)	(22)
Changes in other assets and liabilities	(5)	7
Operating cash flows provided by (used for) continuing operations	(21)	44
Operating cash flows used for discontinued operations	—	—
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(21)	$44

Cash used for operating activities in the first three months of fiscal year 2022 was $21 million compared to cash provided by operating activities of $44 million in the same period of fiscal year 2021. The decrease in operating cash flows was due primarily to an increase in working capital requirements and higher incentive compensation payments this year.

	Three Months Ended December 31,
	2021	2020
INVESTING CASH FLOWS
Capital expenditures	$(18)	$(10)
Other investing activities	2	(3)
CASH USED FOR INVESTING ACTIVITIES	$(16)	$(13)

Cash used for investing activities was $16 million in the first three months of fiscal year 2022 compared to $13 million in the same period in fiscal year 2021.

MERITOR, INC.

	Three Months Ended December 31,
	2021	2020
FINANCING CASH FLOWS
Borrowing and securitization	55	—
Proceeds from debt issuances	—	275
Redemption of notes	—	(281)
Redemption of convertible notes	—	(53)
Debt issuance costs	—	(4)
Term loan payments	(5)	(4)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$50	$(67)

Cash provided by financing activities was $50 million in the first three months of fiscal year 2022 compared to cash used for financing activities of $67 million in the same period of fiscal year 2021. The increase in cash provided by financing activities is primarily related to borrowings against our securitization in fiscal year 2022, offset by term loan payments. In fiscal year 2021, we redeemed $275 million aggregate principal amount of our 6.25% Notes due 2024 and the remaining $23 million of the 7.875% Convertible Notes, partially offset by the issuance of $275 million aggregate principal amount of our 4.50% Notes.

Liquidity
Our outstanding debt, net of discounts and unamortized debt issuance costs, where applicable, is summarized in the table below (in millions).

	December 31, 2021	September 30, 2021
Fixed-rate debt securities	$566	$566
Fixed-rate convertible notes	321	321
Unamortized discount on convertible notes	—	(23)
Term loan	149	153
Other borrowings	65	10
Total debt	$1,101	$1,027

Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of retiree medical costs and restructuring and product development programs. We expect fiscal year 2022 capital expenditures for our business segments to be approximately $100 million - $120 million.
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

MERITOR, INC.
Sources of liquidity as of December 31, 2021, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 12/31/2021	Readily Available as of 12/31/2021	Current Expiration
On-balance sheet arrangements:
Senior secured revolving credit facility (1)	$685	$—	$544	June 2024 (1)
Committed U.S. accounts receivable securitization (2)	110	57	52	March 2024
Total on-balance sheet arrangements	$795	$57	$596
Off-balance sheet arrangements: (2)
Committed Swedish factoring facility (3)(4)	$176	$184	$—	March 2024
Committed U.S. factoring facility (3)	75	85	—	February 2023
Uncommitted U.K. factoring facility	28	6	—	April 2022
Uncommitted Italy factoring facility	34	28	—	June 2022
Other uncommitted factoring facilities (5)	N/A	17	N/A	N/A
Total off-balance sheet arrangements	$313	$320	$—
Total available sources	$1,108	$377	$596
(1)The availability under the senior secured revolving credit facility is subject to a priority debt-to-EBITDA ratio covenant, as measured on the last day of the quarter based on trailing twelve month EBITDA as defined in the credit agreement. Availability was constrained on the last day of the first quarter of fiscal year 2022 due primarily to higher priority debt balance within the U.S. accounts receivable securitization and factoring programs. The higher priority debt balance at the end of the first quarter of fiscal year 2022 was driven by an increase in working capital requirements, partially offset by higher earnings. The company has full availability until the next measurement date at the end of the second quarter of fiscal year 2022.
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
Cash and Liquidity Needs – At December 31, 2021, we had $113 million in cash and cash equivalents. We plan to repatriate approximately $50 million of cash held by subsidiaries outside of the United States, with respect to which no withholding taxes are expected to be owed. $68 million of cash and cash equivalents is held in jurisdictions where the cash is not freely transferable to the U.S. without intervention by the foreign jurisdiction or minority joint venture partner. We plan to utilize ongoing cash flow from domestic operations and external borrowings, to meet our liquidity needs in the U.S.
Our availability under the senior secured revolving credit facility is subject to a priority debt-to-EBITDA ratio covenant, as defined in the credit agreement, which may limit our borrowings under such agreement as of each quarter end. As long as we are in compliance with this covenant as of the quarter end, we have full availability under the senior secured revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our senior secured revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our senior secured revolving credit facility. At December 31, 2021, we were in compliance with the priority debt-to-EBITDA ratio covenant with a ratio of approximately 0.75x.
Common Stock and Debt Repurchase Authorization – On July 28, 2021, the Board of Directors authorized the repurchase of up to $250 million of the company's common stock. Repurchases can be made from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. As of December 31, 2021 and September 30, 2021, the amount remaining available for repurchases was $250 million under this common stock repurchase authorization.
On November 7, 2019, the Board of Directors authorized the repurchase of up to $325 million of the company's common stock. Repurchases could be made from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. During fiscal year 2021, the company repurchased 2.5 million shares of common stock for $59 million (including commission costs) pursuant to this authorization. No amounts remained outstanding under this common stock repurchase authorization as of September 30, 2021.

MERITOR, INC.
On November 2, 2018, the Board of Directors authorized the repurchase of up to $100 million aggregate principal amount of any of the company's debt securities (including convertible debt securities), from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company's debt covenants. As of December 31, 2021 and September 30, 2021, the amount remaining available for repurchase under this debt repurchase authorization was $76 million.
Revolving Credit Facility – The senior secured revolving credit facility is discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
Other – Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
Credit Ratings – At February 1, 2022, our Standard & Poor’s corporate credit rating and senior unsecured credit rating were BB and BB-, respectively, and our Moody’s Investors Service corporate credit rating and senior unsecured credit rating were Ba3 and B1, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
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

Statement of Operations Information	Three Months Ended December 31, 2021	Year ended September 30, 2021
Net Sales	$546	$2,159
Gross profit	50	223
Net income from continuing operations	—	27
Net income	—	26
Net income attributable to Meritor, Inc.	—	26

Balance Sheet Information	December 31, 2021	September 30, 2021
Current Assets	$565	$519
Non-current Assets	965	990
Current Liabilities	454	496
Non-current Liabilities	1,356	1,342

Redeemable Preferred Stock	—	—
Noncontrolling Interest	—	—

MERITOR, INC.
At December 31, 2021 and September 30, 2021, amounts owed by the Combined Entities to non-guarantor entities totaled approximately $59 million and $52 million, respectively, and amounts owed to the Combined Entities from non-guarantor entities totaled approximately $75 million and $87 million, respectively. For the three months ended December 31, 2021, intercompany sales from the Combined Entities to non-guarantor subsidiaries was $42 million. For the three months ended December 31, 2021, intercompany sales from non-guarantor subsidiaries to the Combined Entities was $21 million. For the year ended September 30, 2021, intercompany sales from the Combined Entities to non-guarantor subsidiaries was $102 million. For the year ended September 30, 2021, intercompany sales from non-guarantor subsidiaries to the Combined Entities was $161 million.
Off-Balance Sheet Arrangements
Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with a total amount utilized at December 31, 2021 of $320 million, of which $269 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $51 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.
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
Letter of Credit Facilities – There were $11 million of off-balance sheet letters of credit outstanding through letter of credit facilities as of December 31, 2021 and September 30, 2021.

Contingencies
Contingencies related to environmental, asbestos and other matters are discussed in Note 16 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report.

Critical Accounting Policies
Our significant accounting policies are consistent with those described in Note 2 to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (the "2021 Form 10-K"). Our critical accounting estimates are consistent with those described in Item 7 of our 2021 Form 10-K.

New Accounting Pronouncements
New Accounting Pronouncements are discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report.

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
We use foreign currency forward contracts to minimize the earnings exposures arising from foreign currency exchange risk on foreign currency purchases and sales. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under this cash flow hedging program, we designate the foreign

MERITOR, INC.
currency contracts as cash flow hedges of underlying foreign currency forecasted purchases and sales. Changes in the fair value of these contracts are recorded in Accumulated other comprehensive loss in the Condensed Consolidated Statement of Equity and are recognized in operating income when the underlying forecasted transaction impacts earnings. These contracts have varying terms that extend through fiscal year 2025.
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

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change In
Foreign Currency Sensitivity:
Forward contracts in USD (1)	$(2.5)	$2.5	Fair Value
Forward contracts in Euro (1)	(1.3)	1.3	Fair Value
Foreign currency denominated debt (2)	0.9	(0.9)	Fair Value
Foreign currency option contracts in USD	—	—	Fair Value
Foreign currency option contracts in Euro	—	0.8	Fair Value

	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Change In
Interest Rate Sensitivity:
Debt – fixed rate (3)	$(34.2)	$36.3	Fair Value
Debt – variable rate	(1.0)	1.0	Cash flow
(1) Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.
(2)At December 31, 2021, the fair value of outstanding foreign currency denominated debt was $9.4 million. At December 31, 2021, a 10% decrease in quoted currency exchange rates would result in a decrease of $0.9 million in foreign currency denominated debt, and a 10% increase in quoted currency exchange rates would result in an increase of $0.9 million in foreign currency denominated debt.
(3)At December 31, 2021, the fair value of outstanding debt was $1,162 million. At December 31, 2021, a 50 basis points decrease in quoted interest rates would result in an increase of $36.3 million in the fair value of fixed rate debt, and 50 basis points increase in quoted interest rates would result in a decrease of $34.2 million in the fair value of fixed rate debt.

Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

MERITOR, INC.
There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

MERITOR, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth in Note 16 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Item 1A. Risk Factors
There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases
The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. There were no shares withheld in the first quarter of fiscal year 2022 to satisfy tax obligations for exercise of options. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the first quarter of fiscal year 2022 to satisfy tax obligations upon the vesting of restricted shares. The company does not believe such purchases or transactions described above are issuer repurchases for the purposes of this Item 2 of Part II of this Quarterly Report on Form 10-Q.

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

3-b**	Amended and Restated By-laws of Meritor effective December 31, 2021.
10-a**
Extension Letter dated January 26, 2022 of Receivables Purchase Agreement dated February 2, 2012 between Meritor Heavy Vehicle Braking Systems (UK) Limited, as seller, Viking Asset Purchaser No. 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee.

22**	Guarantor Subsidiaries of Meritor, Inc.
31-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act
31-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
32-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350
32-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350
101.INS	Inline XBRL INSTANCE DOCUMENT - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
** Filed herewith.

MERITOR, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITOR, INC.

Date:	February 3, 2022	By:	/s/	Scott M. Confer
Scott M. Confer
Interim Chief Legal Officer and Corporate Secretary
(For the registrant)

Date:	February 3, 2022	By:	/s/	Carl D. Anderson II
Carl D. Anderson II
Senior Vice President, Chief Financial Officer

Date:	February 3, 2022	By:	/s/	Paul D. Bialy
Paul D. Bialy
Vice President, Chief Accounting Officer