Form 10-Q
period 2022-04-03
MERITOR, INC.
filed 2022-05-03
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 3, 2022

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
70,855,599 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on 4/29/2022.

MERITOR, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(Unaudited)
Sales	$1,154	$983	$2,138	$1,872
Cost of sales	(1,017)	(835)	(1,874)	(1,609)
GROSS PROFIT	137	148	264	263
Selling, general and administrative	(70)	(69)	(132)	(134)
Other operating expense, net	(1)	(2)	(4)	(9)
OPERATING INCOME	66	77	128	120
Other income, net	14	23	28	37
Equity in earnings of affiliates	11	5	18	16
Interest expense, net	(12)	(17)	(25)	(45)
INCOME BEFORE INCOME TAXES	79	88	149	128
Provision for income taxes	(15)	(22)	(27)	(29)
INCOME FROM CONTINUING OPERATIONS	64	66	122	99
INCOME FROM DISCONTINUED OPERATIONS, net of tax	1	—	1	—
NET INCOME	65	66	123	99
Less: Net income attributable to noncontrolling interests	(3)	(3)	(7)	(4)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$62	$63	$116	$95
NET INCOME ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$61	$63	$115	$95
Income from discontinued operations	1	—	1	—
Net income	$62	$63	$116	$95
BASIC EARNINGS PER SHARE
Continuing operations	$0.86	$0.87	$1.63	$1.31
Discontinued operations	0.01	—	0.01	—
Basic earnings per share	$0.87	$0.87	$1.64	$1.31
DILUTED EARNINGS PER SHARE
Continuing operations	$0.85	$0.86	$1.61	$1.30
Discontinued operations	0.01	—	0.02	—
Diluted earnings per share	$0.86	$0.86	$1.63	$1.30

Basic average common shares outstanding	70.7	72.4	70.4	72.3
Diluted average common shares outstanding	71.4	73.4	71.3	73.3
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(Unaudited)
Net income	$65	$66	$123	$99
Other comprehensive income (loss):
Foreign currency translation adjustments:
Attributable to Meritor, Inc.	15	(22)	1	33
Attributable to noncontrolling interests	—	(1)	—	—
Pension and other postretirement benefit related adjustments	2	2	3	5
Unrealized gain on cash flow hedges	(1)	—	—	1
Other comprehensive income (loss), net of tax	16	(21)	4	39
Total comprehensive income	81	45	127	138
Less: Comprehensive income attributable to noncontrolling interests	(3)	(2)	(7)	(4)
Comprehensive income attributable to Meritor, Inc.	$78	$43	$120	$134
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2022	September 30, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$115	$101
Receivables, trade and other, net	769	534
Inventories	719	601
Other current assets	60	50
TOTAL CURRENT ASSETS	1,663	1,286
NET PROPERTY	511	517
GOODWILL	504	507
OTHER ASSETS	644	628
TOTAL ASSETS	$3,322	$2,938
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term debt	$114	$19
Accounts and notes payable	779	573
Other current liabilities	297	308
TOTAL CURRENT LIABILITIES	1,190	900
LONG-TERM DEBT	1,025	1,008
RETIREMENT BENEFITS	171	191
OTHER LIABILITIES	216	224
TOTAL LIABILITIES	2,602	2,323
COMMITMENTS AND CONTINGENCIES (See Note 16)

EQUITY:
Common stock (March 31, 2022 and September 30, 2021, 104.7 and 104.0 shares issued and 70.8 and 70.1 shares outstanding, respectively)	106	105
Additional paid-in capital	765	798
Retained earnings	1,068	935
Treasury stock, at cost (March 31, 2022 and September 30, 2021, 33.9 and 33.9 shares, respectively)	(632)	(632)
Accumulated other comprehensive loss	(628)	(632)
Total equity attributable to Meritor, Inc.	679	574
Noncontrolling interests	41	41
TOTAL EQUITY	720	615
TOTAL LIABILITIES AND EQUITY	$3,322	$2,938
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Six Months Ended March 31,
	2022	2021
	(Unaudited)
OPERATING ACTIVITIES
Net income	$123	$99
Less: Income from discontinued operations, net of tax	1	—
Income from continuing operations	122	99
Adjustments to income from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	50	52
Deferred income tax expense	—	2
Restructuring costs	4	8
Stock compensation expense	8	10
Equity in earnings of affiliates	(18)	(16)
Pension and retiree medical income	(27)	(26)
Loss on debt extinguishment	—	8
Dividends received from equity method investments	5	2
Pension and retiree medical contributions	(4)	(6)
Restructuring payments	(8)	(8)
Changes in off-balance sheet accounts receivable securitization and factoring programs	88	35
Changes in receivables, inventories and accounts payable	(225)	(63)
Changes in other current assets and liabilities	(20)	5
Changes in other assets and liabilities	(10)	5
Operating cash flows provided by (used for) continuing operations	(35)	107
Operating cash flows used for discontinued operations	(3)	—
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(38)	107
INVESTING ACTIVITIES
Capital expenditures	(39)	(26)
Other investing activities	5	(3)
CASH USED FOR INVESTING ACTIVITIES	(34)	(29)
FINANCING ACTIVITIES
Borrowing and securitization	95	—
Redemption of notes	—	(281)
Proceeds from debt issuances	—	275
Redemption of convertible notes	—	(53)
Debt issuance costs	—	(5)
Term loan payments	(9)	(7)
Other financing activities	—	(1)
Net change in debt	86	(72)
Repurchase of common stock	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	86	(72)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—
CHANGE IN CASH AND CASH EQUIVALENTS	14	6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	101	315
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$115	$321
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions)
(Unaudited)

	Three months ended March 31, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at December 31, 2021	$106	$761	$1,006	$(632)	$(644)	$597	$41	$638
Comprehensive income	—	—	62	—	16	78	3	81
Equity based compensation expense	—	4	—		—	4	—	4
Noncontrolling interest dividends	—	—	—	—	—	—	(3)	(3)
Ending Balance at March 31, 2022	$106	$765	$1,068	$(632)	$(628)	$679	$41	$720

	Three months ended March 31, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at December 31, 2020	$106	$784	$768	$(573)	$(555)	$530	$35	$565
Comprehensive income (loss)	—	—	63	—	(20)	43	2	45
Equity based compensation expense	—	4	—	—	—	4	—	4
Noncontrolling interest dividend	—	—	—	—	—	—	(1)	(1)
Ending Balance at March 31, 2021	$106	$788	$831	$(573)	$(575)	$577	$36	$613
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions)
(Unaudited)

	Six months ended March 31, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at September 30, 2021	$105	$798	$935	$(632)	$(632)	$574	$41	$615
Comprehensive income	—	—	116	—	4	120	7	127
Equity based compensation expense	—	8	—	—	—	8	—	8
Vesting of equity based awards	1	(1)	—	—	—	—	—	—
Adjustments upon adoption of ASU 2020-06	—	(40)	17	—	—	(23)	—	(23)
Noncontrolling interest dividend	—	—	—	—	—	—	(7)	(7)
Ending Balance at March 31, 2022	$106	$765	$1,068	$(632)	$(628)	$679	$41	$720

	Six Months Ended March 31, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at September 30, 2020	$105	$808	$736	$(573)	$(614)	$462	$33	$495
Comprehensive income	—	—	95	—	39	134	4	138
Repurchase of convertible notes	—	(30)	—	—	—	(30)	—	(30)
Equity based compensation expense	—	10	—	—	—	10	—	10
Vesting of equity based awards	1	(1)	—	—	—	—	—	—
Noncontrolling interest dividend	—	—	—	—	—	—	(1)	(1)
Other equity adjustments	—	1	—	—	—	1	—	1
Ending Balance at March 31, 2021	$106	$788	$831	$(573)	$(575)	$577	$36	$613
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

As previously announced, on February 21, 2022, Meritor, Cummins Inc., an Indiana corporation (“Cummins”), and Rose NewCo Inc., an Indiana corporation (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, Merger Sub will merge with and into the company (the “Merger”), with the company surviving the Merger as a wholly owned subsidiary of Cummins. Consummation of the Merger is subject to customary closing conditions, including approval by Meritor’s shareholders and applicable regulatory approvals.

In the opinion of the company, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited Consolidated Financial Statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021. The Condensed Consolidated Balance Sheet data as of September 30, 2021 was derived from audited financial statements but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended March 31, 2022 are not necessarily indicative of the results for the full year.

The company’s fiscal year ends on the Sunday nearest September 30, and its fiscal quarters generally end on the Sundays nearest December 31, March 31 and June 30. The second quarter of fiscal years 2022 and 2021 ended on April 3, 2022 and April 4, 2021, respectively. Fiscal year 2021 ended on October 3, 2021. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and March 31 are used consistently throughout this report to represent the fiscal year end and second fiscal quarter end, respectively.

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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Basic average common shares outstanding	70.7	72.4	70.4	72.3
Impact of restricted shares, restricted share units and performance share units	0.7	1.0	0.9	1.0
Diluted average common shares outstanding	71.4	73.4	71.3	73.3

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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

4. Revenue
Disaggregation of revenue

In the following tables, revenue is disaggregated for each of our operating segments by primary geographical market for the three months ended March 31, 2022 and 2021 (in millions).

	Three Months Ended March 31, 2022
Primary Geographical Market	Commercial Truck	Aftermarket & Industrial	Total
U.S.	$445	$194	$639
Canada	—	14	14
Mexico	52	8	60
Total North America	497	216	713
Sweden	78	—	78
Italy	69	5	74
United Kingdom	39	2	41
Other Europe	1	34	35
Total Europe	187	41	228
Brazil	100	—	100
China	25	—	25
India	57	—	57
Other Asia-Pacific	31	—	31
Total sales	$897	$257	$1,154

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2021
Primary Geographical Market	Commercial Truck	Aftermarket & Industrial	Total
U.S.	$337	$177	$514
Canada	—	14	14
Mexico	44	5	49
Total North America	381	196	577
Sweden	74	—	74
Italy	58	5	63
United Kingdom	36	3	39
Other Europe	3	35	38
Total Europe	171	43	214
Brazil	81	1	82
China	34	1	35
India	50	—	50
Other Asia-Pacific	25	—	25
Total sales	$742	$241	$983

	Six Months Ended March 31, 2022
Primary Geographical Market	Commercial Truck	Aftermarket & Industrial	Total
U.S.	$793	$371	$1,164
Canada	—	26	26
Mexico	95	14	109
Total North America	888	411	1,299
Sweden	154	—	154
Italy	123	9	132
United Kingdom	77	4	81
Other Europe	2	69	71
Total Europe	356	82	438
Brazil	189	—	189
China	51	—	51
India	101	—	101
Other Asia-Pacific	60	—	60
Total sales	$1,645	$493	$2,138

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

As of March 31, 2022 and September 30, 2021, Trade receivables, net, which are included in Receivables, trade and other, net, on the Condensed Consolidated Balance Sheet, were $684 million and $471 million, respectively.

For the three and six months ended March 31, 2022 and March 31, 2021, the company had no material bad-debt expense. There were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of March 31, 2022 and September 30, 2021.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Restructuring Costs
Restructuring reserves were $3 million at March 31, 2022 and $6 million at September 30, 2021. Restructuring costs are recorded within Other operating expense, net within the Condensed Consolidated Statement of Operations. The changes in restructuring reserves for the six months ended March 31, 2022 and 2021 are as follows (in millions):

	Employee Termination Benefits	Plant Shutdown & Other	Total
Balance at September 30, 2021	$5	$1	$6
Activity during the period:
Charges	1	3	4
Cash payments	(4)	(4)	(8)
Other	1	—	1
Total restructuring reserves at March 31, 2022	3	—	3
Less: non-current restructuring reserves	(1)	—	(1)
Restructuring reserves – current, at March 31, 2022	$2	$—	$2

Balance at September 30, 2020	$10	$—	$10
Activity during the period:
Charges	6	2	8
Cash payments	(8)	—	(8)
Other	(1)	(2)	(3)
Total restructuring reserves at March 31, 2021	7	—	7
Less: non-current restructuring reserves	—	—	—
Restructuring reserves – current, at March 31, 2021	$7	$—	$7

6. Income Taxes
For the three months ended March 31, 2022 and 2021, the company recognized tax expense of $15 million and $22 million, respectively. This resulted in effective tax rates of 19% and 25%, respectively. For the six months ended March 31, 2022 and 2021, the company recognized tax expense of $27 million and $29 million, respectively. This resulted in effective tax rates of 18% and 23%, respectively.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Accounts Receivable Factoring and Securitization
The company has a U.S. accounts receivable securitization facility with PNC Bank and participates in various accounts receivable factoring programs, primarily with Nordea Bank for trade receivables from AB Volvo, as follows:

	Current Expiration	Total Facility Size as of 3/31/22		Utilized as of 3/31/22		Utilized as of 9/30/21
		EUR	USD	EUR	USD	EUR	USD
On-balance sheet arrangement
Committed U.S. accounts receivable securitization (1)	March 2024	N/A	$110	N/A	$97	N/A	$3
Total on-balance sheet arrangement: (1)		N/A	$110	N/A	$97	N/A	$3
Off-balance sheet arrangements
Committed Swedish factoring facility (2)(3)	March 2024	€155	$171	€116	$128	€75	$88
Committed U.S. factoring facility (2)	February 2023	N/A	75	N/A	79	N/A	49
Uncommitted U.K. factoring facility (4)	February 2025	25	28	6	7	2	2
Uncommitted Italy factoring facility	June 2022	30	33	12	13	14	17
Other uncommitted factoring facilities (5)	None	N/A	N/A	21	23	15	17
Total off-balance sheet arrangements		€210	$307	€155	$250	€106	$173
(1) Availability subject to adequate eligible accounts receivable available for sale. The utilized amount includes $2 million of letters of credit as of March 31, 2022 and $3 million as of September 30, 2021.
(2) Actual amounts may exceed the bank's commitment at the bank's discretion.
(3) The facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through June 22, 2022.
(4) On March 23, 2022, the company's U.K. factoring facility was amended to enable the factoring of Pound Sterling denominated accounts receivable in addition to Euro denominated accounts receivable.
(5) There is no explicit facility size under the agreement, but the counterparty approves the purchase of receivable tranches at its discretion.

Off-balance sheet arrangements
Total costs associated with all of the off-balance sheet arrangements described above were $2 million and $1 million for the three months ended March 31, 2022 and 2021, respectively. Total costs associated with all of the off-balance sheet arrangements described above were $3 million and $2 million for the six months ended March 31, 2022 and 2021, respectively.

8. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	March 31, 2022	September 30, 2021
Finished goods	$155	$137
Work in process	58	47
Raw materials, parts and supplies	506	417
Total	$719	$601

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Net Property
Net property is summarized as follows (in millions):

	March 31, 2022	September 30, 2021
Property at cost:
Land and land improvements	$42	$41
Buildings	231	231
Machinery and equipment	1,055	1,051
Company-owned tooling	169	164
Construction in progress	60	63
Total	1,557	1,550
Less: accumulated depreciation	(1,046)	(1,033)
Net property	$511	$517

10. Other Assets
Other assets are summarized as follows (in millions):

	March 31, 2022	September 30, 2021
Prepaid pension costs	$201	$191
Deferred income tax assets	42	42
Investments in non-consolidated joint ventures	142	132
Other	259	263
Other assets	$644	$628

11. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	March 31, 2022	September 30, 2021
Compensation and benefits	$89	$125
Income taxes	23	17
Product warranties	18	15
Other	167	151
Other current liabilities	$297	$308

Compensation and benefits includes the current portion of pension and retiree medical liability, accrued incentive compensation, salary and wages and accrued vacation, holiday and sick leave pay.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in product warranties is as follows (in millions):

	Six Months Ended March 31,
	2022	2021
Total product warranties – beginning of period	$43	$54
Accruals for product warranties	11	12
Payments	(10)	(10)
Change in estimates and other	—	(2)
Total product warranties – end of period	44	54
Less: non-current product warranties	(26)	(35)
Product warranties – current	$18	$19

12. Other Liabilities
Other liabilities are summarized as follows (in millions):

	March 31, 2022	September 30, 2021
Asbestos-related liabilities (see Note 16)	$49	$52
Liabilities for uncertain tax positions	54	52
Product warranties (see Note 11)	26	28
Other	87	92
Other liabilities	$216	$224

13. Long-Term Debt
Long-Term debt, net of discounts where applicable, is summarized as follows (in millions):

	March 31, 2022	September 30, 2021
3.25 percent convertible notes due 2037 (1)	$321	$321
4.50 percent notes due 2028	271	270
6.25 percent notes due 2025	296	296
Term loan due 2024	144	153
Finance lease obligation	12	10
Borrowings and securitization (2)	95	—
Unamortized discount on convertible notes (1)	—	(23)
Subtotal	1,139	1,027
Less: short-term debt	(114)	(19)
Long-term debt	$1,025	$1,008
(1) Unamortized debt discount on the 3.25 Percent Convertible Notes was derecognized upon adoption of ASU 2020-06 on October 1, 2021 (see Note 3).
(2) Amount relates to a draw on securitization.

Revolving Credit Facility
The company has a $685 million senior secured revolving credit facility that matures in June 2024. The availability under the senior secured revolving credit facility is subject to a financial covenant based on the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, the U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA. The company is required to maintain a total priority-debt-to-EBITDA ratio, as defined in the credit agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement. Availability under the senior secured revolving credit facility was constrained to

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$572 million on the last day of the second quarter of fiscal year 2022 due primarily to a higher priority debt balance within the U.S. accounts receivable securitization and factoring programs. The higher priority debt balance at the end of the second quarter of fiscal year 2022 was driven by an increase in working capital requirements, partially offset by higher earnings. The company has full availability until the next measurement date at the end of the third quarter of fiscal year 2022.

At March 31, 2022 and September 30, 2021, there were no borrowings outstanding under the senior secured revolving credit facility. The senior secured revolving credit facility includes $100 million of availability for the issuance of letters of credit. At March 31, 2022 and September 30, 2021, there were no letters of credit outstanding under the senior secured revolving credit facility.
Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million per bank. As of March 31, 2022 and September 30, 2021, the company had $24 million and $25 million, respectively, outstanding under this program at more than one bank.

14. Financial Instruments
Fair values of financial instruments are summarized as follows (in millions):

	March 31, 2022		September 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$115	$115	$101	$101
Short-term debt	114	114	19	19
Long-term debt	1,025	1,083	1,008	1,082
Foreign exchange forward contracts (other assets)	1	1	1	1

The following table reflects the offsetting of derivative assets (in millions):

	March 31, 2022			September 30, 2021
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Assets
Foreign exchange forward contracts	1	—	1	1	—	1

Fair Value
Fair value of financial instruments by the valuation hierarchy at March 31, 2022 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$115	$—	$—
Short-term debt	—	95	19
Long-term debt	—	945	138
Foreign exchange forward contracts (other assets)	—	1	—

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair value of financial instruments by the valuation hierarchy at September 30, 2021 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$101	$—	$—
Short-term debt	—	—	19
Long-term debt	—	937	145
Foreign exchange forward contracts (other assets)	—	1	—

No transfers of assets between any of the Levels occurred during the three and six months ended March 31, 2022 and 2021.

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

Foreign exchange forward contracts — The company uses foreign exchange forward purchase and sale contracts with varying terms that extend through fiscal year 2025 to hedge its exposure to changes in foreign currency exchange rates. As of March 31, 2022 and September 30, 2021, the notional amount of the company's foreign exchange contracts outstanding under its foreign currency cash flow hedging program was $68 million and $107 million, respectively. The fair value of foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. For derivative instruments that are designated and qualify as cash flow hedges, changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss in the Condensed Consolidated Statement of Equity and is recognized in operating income when the underlying forecasted transaction impacts earnings.

Foreign currency option contracts — The company uses option contracts to mitigate foreign exchange exposure on expected future foreign currency-denominated purchases. As of March 31, 2022 and September 30, 2021, the notional amount of the company's foreign exchange contracts outstanding was $13 million and $49 million, respectively. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the Condensed Consolidated Statement of Operations.

The company uses option contracts to mitigate the risk of volatility in the translation of foreign currency earnings to U.S. dollars. As of March 31, 2022 and September 30, 2021, the company had no option contracts outstanding. These option contracts did not qualify for a hedge accounting election. Changes in fair value associated with these contracts are recorded in the Condensed Consolidated Statement of Operations in other income, net.

The fair value of foreign currency option contracts is based on third-party proprietary models, which incorporate inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates and time utilizing market instruments with similar quality and maturity characteristics.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Retirement Benefit Liabilities
Retirement benefit liabilities consisted of the following (in millions):

	March 31, 2022	September 30, 2021
Retiree medical liability	$41	$42
Pension liability	122	141
Other	19	19
Subtotal	182	202
Less: current portion (included in compensation and benefits, Note 11)	(11)	(11)
Retirement benefits	$171	$191

The components of net periodic pension and retiree medical income included in continuing operations for the three months ended March 31 are as follows (in millions):

	2022		2021
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$(10)	$(1)	$(8)	$(1)
Assumed return on plan assets	25	—	24	—
Amortization of prior service benefit	—	9	—	9
Recognized actuarial loss	(7)	(2)	(8)	(3)
Total income	$8	$6	$8	$5

The components of net periodic pension and retiree medical income included in continuing operations for the six months ended March 31 are as follows (in millions):

	2022		2021
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$(19)	$(1)	$(17)	$(1)
Assumed return on plan assets	49	—	48	—
Amortization of prior service benefit	—	17	—	18
Recognized actuarial loss	(14)	(5)	(16)	(6)
Total income	$16	$11	$15	$11

For the three months ended March 31, 2022 and 2021, the non-service cost components of the net periodic pension and Other Post-Employment Benefits ("OPEB") income were $14 million and $13 million, respectively, and are presented in Other income, net. For the six months ended March 31, 2022 and 2021, the non-service cost components of the net periodic pension and OPEB income were $27 million and $26 million, respectively, and are presented in Other income, net.

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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The company has been designated as a potentially responsible party at ten Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Superfund is a United States federal government program designed to fund the cleanup of sites contaminated with hazardous substances and pollutants. Management estimates the total reasonably possible costs the company could incur for the remediation of the ten Superfund sites at March 31, 2022 to be approximately $21 million, of which $8 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at March 31, 2022 to be approximately $10 million, of which $4 million is probable and recorded as a liability.

Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 0 to 2.00 percent and is approximately $13 million at March 31, 2022. The undiscounted estimate of these costs is approximately $13 million.

The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning Balance at September 30, 2021	$9	$4	$13
Payments and other	(1)	—	(1)
Accruals	—	—	—
Ending Balance at March 31, 2022	$8	$4	$12

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
Asbestos
Rockwell International Corporation ("Rockwell") — ArvinMeritor, Inc. ("AM"), a predecessor of Meritor, along with many other companies, has been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. There were approximately 600 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants as of March 31, 2022 and September 30, 2021. In March 2021, AM entered into a tolling agreement with an asbestos plaintiff's law firm. Under the terms of this agreement, AM agreed to toll the statute of limitations from expiring on asbestos claims in exchange for the plaintiff's law firm agreeing not to raise a claim until there is product identification linking AM. The plaintiff's law firm also agreed to dismiss pending active claims for which product identification was not yet determined. There were approximately 600 claims dismissed as a result of this tolling agreement in the third fiscal quarter of fiscal year 2021. According to the terms of the tolling agreement, if the plaintiff's law firm subsequently links AM's product to the plaintiff, they will refile a claim against AM.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As of September 30, 2021, the best estimate of the company's obligation for asbestos-related claims over the next 37 years was $60 million. The company recognized a liability for pending and future claims over the next 37 years of $57 million as of March 31, 2022. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.

Recoveries: AM has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. The company recognizes insurance recoveries when the claim for recovery is deemed probable and to the extent an insurable loss has been recognized in the financial statements. The company’s determination is based on analysis of the underlying insurance policies, historical experience with insurers, ongoing review of the solvency of insurers, and consideration of any insurance settlements. In the first quarter of fiscal year 2022, the company entered into a legally binding term sheet with an insurer for a $6 million lump-sum settlement to resolve coverage relating to Rockwell asbestos claims. A settlement agreement, fully documenting the binding term sheet signed in the first quarter of fiscal 2022, was executed in the second quarter of fiscal 2022. The insurance receivables for Rockwell asbestos-related liabilities totaled $48 million and $51 million as of March 31, 2022 and September 30, 2021, respectively.

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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

matters that are pending will not have a material effect on the company’s business, financial condition, results of operations or cash flows.

17. Shareholders' Equity
There were no dividends declared or paid in the second quarter of fiscal years 2022 and 2021. The payment of cash dividends and the amount of any dividend are subject to review and change at the discretion of the company's Board of Directors.
Common Stock and Debt Repurchase Authorizations
On July 28, 2021, the Board of Directors authorized the repurchase of up to $250 million of the company's common stock. Repurchases can be made from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. As of March 31, 2022 and September 30, 2021, the amount remaining available for repurchases was $250 million under this common stock repurchase authorization. On February 21, 2022, the company suspended activity under its share repurchase program due to the Merger Agreement.

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

On November 2, 2018, the Board of Directors authorized the repurchase of up to $100 million aggregate principal amount of any of the company's debt securities (including convertible debt securities), from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company's debt covenants. As of March 31, 2022 and September 30, 2021, the amount remaining available for repurchase under this debt repurchase authorization was $76 million.
Accumulated Other Comprehensive Loss ("AOCL")
The components of AOCL and the changes in AOCL by components, net of tax, for the three months ended March 31, 2022 and 2021 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at December 31, 2021	$(119)	$(525)	$—	$(644)
Other comprehensive income (loss) before reclassification	15	2	(1)	16
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive income (loss)	15	2	(1)	16
Balance at March 31, 2022	$(104)	$(523)	$(1)	$(628)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(9)	(a)
Actuarial losses	9	(a)
	—	Total before tax
	—	Tax benefit
Total reclassifications for the period	$—	Net of tax
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 15 for additional details), which is recorded in other income (expense), net.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at December 31, 2020	$(74)	$(480)	$(1)	$(555)
Other comprehensive loss before reclassification	(22)	—	—	(22)
Amounts reclassified from accumulated other comprehensive loss	—	2	—	2
Net current-period other comprehensive income (loss)	(22)	2	—	(20)
Balance at March 31, 2021	$(96)	$(478)	$(1)	$(575)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(9)	(b)
Actuarial losses	11	(b)
	2	Total before tax
	—	Tax benefit
Total reclassifications for the period	$2	Net of tax
(b) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 15 for additional details), which is recorded in other income (expense), net.

The components of AOCL and the changes in AOCL by components, net of tax, for the six months ended March 31, 2022 and 2021 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2021	$(105)	$(526)	$(1)	$(632)
Other comprehensive income before reclassification	1	1	—	2
Amounts reclassified from accumulated other comprehensive loss	—	2	—	2
Net current-period other comprehensive income	1	3	—	4
Balance at March 31, 2022	$(104)	$(523)	$(1)	$(628)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(17)	(a)
Actuarial losses	19	(a)
	2	Total before tax
	—	Tax benefit
Total reclassifications for the period	$2	Net of tax
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 15 for additional details), which is recorded in other income (expense), net.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2020	$(129)	$(483)	$(2)	$(614)
Other comprehensive income before reclassification	33	1	1	35
Amounts reclassified from accumulated other comprehensive loss	—	4	—	4
Net current-period other comprehensive income	33	5	1	39
Balance at March 31, 2021	$(96)	$(478)	$(1)	$(575)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(18)	(b)
Actuarial losses	22	(b)
	4	Total before tax
	—	Tax benefit
Total reclassifications for the period	$4	Net of tax
(b) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 15 for additional details), which is recorded in other income (expense), net.

18. Business Segment Information
Segment information is summarized as follows (in millions):

	Commercial Truck	Aftermarket & Industrial	Eliminations	Total
Three Months Ended March 31, 2022
External Sales	$897	$257	$—	$1,154
Intersegment Sales	41	5	(46)	—
Total Sales	$938	$262	$(46)	$1,154
Three Months Ended March 31, 2021
External Sales	$742	$241	$—	$983
Intersegment Sales	35	6	(41)	—
Total Sales	$777	$247	$(41)	$983

	Commercial Truck	Aftermarket & Industrial	Eliminations	Total
Six Months Ended March 31, 2022
External Sales	$1,645	$493	$—	$2,138
Intersegment Sales	78	10	(88)	—
Total Sales	$1,723	$503	$(88)	$2,138
Six Months Ended March 31, 2021
External Sales	$1,402	$470	$—	$1,872
Intersegment Sales	66	11	(77)	—
Total Sales	$1,468	$481	$(77)	$1,872

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Segment adjusted EBITDA:
Commercial Truck	$78	$73	$147	$136
Aftermarket & Industrial	44	34	82	69
Segment adjusted EBITDA	122	107	229	205
Unallocated legacy and corporate income, net (1)	5	4	11	8
Interest expense, net	(12)	(17)	(25)	(45)
Provision for income taxes	(15)	(22)	(27)	(29)
Depreciation and amortization	(25)	(25)	(50)	(52)
Noncontrolling interests	(3)	(3)	(7)	(4)
Loss on sale of receivables	(2)	(1)	(3)	(2)
Restructuring	—	(2)	(4)	(8)
Brazil VAT Credit (2)	—	22	—	22
Transaction costs (3)	(9)	—	(9)	—
Income from continuing operations attributable to Meritor, Inc.	$61	$63	$115	$95
(1) Unallocated legacy and corporate income, net represents items that are not directly related to the company's business segments. These items primarily include pension and retiree medical costs associated with sold businesses and other legacy costs for environmental.
(2) Amount relates to a pre-tax loss recovery, net of legal expenses, on the overpayment of VAT in Brazil.
(3) \Represents transaction expenses primarily related to the Merger.

	March 31, 2022	September 30, 2021
Segment Assets:
Commercial Truck	$2,338	$1,961
Aftermarket & Industrial	712	654
Total segment assets	3,050	2,615
Corporate (1)	522	496
Less: Accounts receivable sold under off-balance sheet factoring programs (2)	(250)	(173)
Total assets	$3,322	$2,938
(1) Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.
(2) At March 31, 2022 and September 30, 2021, segment assets include $250 million and $173 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 7). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

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

As previously announced, on February 21, 2022, Meritor, Cummins Inc., an Indiana corporation (“Cummins”), and Rose NewCo Inc., an Indiana corporation (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, Merger Sub will merge with and into the company (the “Merger”), with the company surviving the Merger as a wholly owned subsidiary of Cummins. Consummation of the Merger is subject to customary closing conditions, including approval by Meritor’s shareholders and applicable regulatory approvals.
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
2nd Quarter Fiscal Year 2022 Results
Our sales for the second quarter of fiscal year 2022 were $1,154 million, compared to $983 million in the same period in the prior fiscal year, an increase of 17 percent year over year. The increase in sales was primarily driven by higher truck production in most global markets and pricing actions.

Net income attributable to Meritor and net income from continuing operations attributable to Meritor were $62 million and $61 million, respectively, for the second quarter of fiscal year 2022 compared to $63 million for each in the same period in the prior fiscal year. Flat net income year over year was driven by higher sales volumes, pricing actions and lower tax expense, partially offset by increased steel and freight costs, and the recognition of value-added tax credits in Brazil during the second quarter of fiscal year 2021. Adjusted income from continuing operations attributable to the company (see Non-GAAP Financial Measures below) for the second quarter of fiscal year 2022 was $70 million compared to $50 million in the same period in the prior fiscal year.

Adjusted EBITDA (see Non-GAAP Financial Measures below) for the second quarter of fiscal year 2022 was $127 million compared to $111 million in the same period in the prior fiscal year. The increase in adjusted EBITDA year over year was driven primarily by higher sales volumes and pricing actions, partially offset by higher steel and freight costs. Our adjusted EBITDA margin (see Non-GAAP Financial Measures below) in the second quarter of fiscal year 2022 decreased to 11.0 percent compared to 11.3 percent in the same period in the prior fiscal year. The decrease in adjusted EBITDA margin was driven primarily by higher net steel and freight costs which unfavorably impacted the conversion on sales.

Cash used for operating activities was $17 million in the second quarter of fiscal year 2022 compared to cash provided by operating activities of $63 million in the second quarter of fiscal year 2021. The decrease in operating cash flow year over year was driven primarily by an increase in working capital requirements.

MERITOR, INC.
Trends and Uncertainties
Industry Production Volumes
The following table reflects estimated on-highway commercial truck production volumes for selected original equipment markets for the three and six months ended March 31, 2022 and 2021 based on available sources and management’s estimates.

	Three Months Ended March 31,		Percent	Six Months Ended March 31,		Percent
	2022	2021	Change	2022	2021	Change
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	73	69	6%	141	134	5%
North America, Medium-Duty Trucks	54	60	(10)%	115	122	(6)%
Western Europe, Heavy- and Medium-Duty Trucks	125	107	17%	237	222	7%
South America, Heavy- and Medium-Duty Trucks	35	33	6%	75	66	14%
India, Heavy- and Medium-Duty Trucks	110	98	12%	193	164	18%

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

India:
During fiscal year 2022, we expect production volumes to significantly increase from the levels experienced in fiscal year 2021.
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
•Uncertainty stemming from the conflict between Russia and Ukraine;
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Income from continuing operations attributable to the company	$61	$63	$115	$95
Restructuring	—	2	4	8
Loss on debt extinguishment	—	—	—	8
Brazil VAT Credit (1)	—	(22)	—	(22)
Transaction costs (2)	9	—	9	—
Tax effect of adjustments (3)	—	7	(1)	4
Adjusted income from continuing operations attributable to the company	$70	$50	$127	$93

Diluted earnings per share from continuing operations	$0.85	$0.86	$1.61	$1.30
Impact of adjustments on diluted earnings per share	0.13	(0.18)	0.17	(0.03)
Adjusted diluted earnings per share from continuing operations	$0.98	$0.68	$1.78	$1.27
(1) Amount relates to a pre-tax loss recovery, net of legal expenses, on the overpayment of VAT in Brazil.
(2) Represents transaction expenses primarily related to the Merger.
(3) Amount for the six months ended March 31, 2022 includes $1 million of income tax benefits related to restructuring. The three months ended March 31, 2021 includes $7 million of income tax expense related to the Brazilian VAT Credit. The six months ended March 31, 2021 includes $7 million of income tax expense related to the Brazilian VAT Credit, $2 million of income tax benefits for the loss on debt extinguishment and $1 million of income tax benefits related to restructuring.

Free cash flow is reconciled to cash provided by (used for) operating activities below (in millions).

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Cash provided by (used for) operating activities	$(17)	$63	$(38)	$107
Capital expenditures	(21)	(16)	(39)	(26)
Free cash flow	$(38)	$47	$(77)	$81

Free cash flow / Net income from continuing operations attributable to the company	N/A	75%	N/A	85%

Free cash flow conversion (Free cash flow / Adjusted income from continuing operations attributable to the company)	N/A	94%	N/A	87%

MERITOR, INC.
Adjusted EBITDA and segment adjusted EBITDA are reconciled to net income attributable to Meritor, Inc. below (dollars in millions).

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income attributable to Meritor, Inc.	$62	$63	$116	$95
Income from discontinued operations, net of tax, attributable to Meritor, Inc.	(1)	—	(1)	—
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$61	$63	$115	$95

Interest expense, net	12	17	25	45
Provision for income taxes	15	22	27	29
Depreciation and amortization	25	25	50	52
Noncontrolling interests	3	3	7	4
Loss on sale of receivables	2	1	3	2
Restructuring	—	2	4	8
Transaction costs (1)	9	—	9	—
Brazil VAT Credit (2)	—	(22)	—	(22)
Adjusted EBITDA	$127	$111	$240	$213

Adjusted EBITDA margin (3)	11.0%	11.3%	11.2%	11.4%

Unallocated legacy and corporate income, net (4)	(5)	(4)	(11)	(8)
Segment adjusted EBITDA	$122	$107	$229	$205

Commercial Truck
Segment adjusted EBITDA	$78	$73	$147	$136
Segment adjusted EBITDA margin (5)	8.3%	9.4%	8.5%	9.3%

Aftermarket & Industrial
Segment adjusted EBITDA	$44	$34	82	$69
Segment adjusted EBITDA margin (5)	16.8%	13.8%	16.3%	14.3%
(1) Represents transaction expenses primarily related to the Merger.
(2) Amount relates to a pre-tax loss recovery, net of legal expenses, on the overpayment of VAT in Brazil.
(3) Adjusted EBITDA margin equals adjusted EBITDA divided by consolidated sales from continuing operations.
(4) Unallocated legacy and corporate income, net represents items that are not directly related to the company's business segments. These items primarily include pension and retiree medical costs associated with sold businesses and other legacy costs for environmental.
(5) Segment adjusted EBITDA margin equals segment adjusted EBITDA divided by consolidated sales from continuing operations, either in the aggregate or by segment as applicable.

MERITOR, INC.
Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Sales
The following table reflects total company and business segment sales for the three months ended March 31, 2022 and 2021 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Three Months Ended March 31,				Dollar Change Due To
	2022	2021	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck
North America	$497	$381	$116	30%	$—	$116
Europe	187	171	16	9%	(12)	28
South America	100	81	19	23%	6	13
China	25	34	(9)	(26)%	1	(10)
India	57	50	7	14%	(2)	9
Other	31	25	6	24%	(1)	7
Total External Sales	$897	$742	$155	21%	$(8)	$163
Intersegment Sales	41	35	6	17%	(2)	8
Total Sales	$938	$777	$161	21%	$(10)	$171

Aftermarket & Industrial
North America	$216	$196	$20	10%	$—	$20
Europe	41	43	(2)	(5)%	(3)	1
Other	—	2	(2)	(100)%	—	(2)
Total External Sales	$257	$241	$16	7%	$(3)	$19
Intersegment Sales	5	6	(1)	(17)%	(1)	—
Total Sales	$262	$247	$15	6%	$(4)	$19

Total External Sales	$1,154	$983	$171	17%	$(11)	$182

Commercial Truck sales were $938 million in the second quarter of fiscal year 2022, up 21 percent compared to the second quarter of fiscal year 2021. The increase in sales in the second quarter of fiscal year 2022 was primarily driven by higher truck production in most global markets and pricing actions.

Aftermarket & Industrial sales were $262 million in the second quarter of fiscal year 2022, up 6 percent compared to the second quarter of fiscal year 2021. The increase in sales in the second quarter of fiscal year 2022 was primarily due to pricing actions.

MERITOR, INC.

	Three Months Ended March 31,
	2022	2021	Dollar Change	% Change
Sales	$1,154	$983	$171	17%
Cost of sales	(1,017)	(835)	182	22%
GROSS PROFIT	137	148	(11)	(7)%
Selling, general and administrative	(70)	(69)	1	1%
Other operating expense, net	(1)	(2)	(1)	(50)%
Other income, net	14	23	(9)	(39)%
Equity in earnings of affiliates	11	5	6	120%
Interest expense, net	(12)	(17)	(5)	(29)%
INCOME BEFORE INCOME TAXES	79	88	(9)	(10)%
Provision for income taxes	(15)	(22)	(7)	(32)%
INCOME FROM CONTINUING OPERATIONS	64	66	(2)	(3)%
INCOME FROM DISCONTINUED OPERATIONS, net of tax	1	—	1	N/A
NET INCOME	65	66	(1)	(2)%
Less: Net income attributable to noncontrolling interests	(3)	(3)	—	—%
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$62	$63	$(1)	(2)%

Cost of Sales and Gross Profit
Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended March 31, 2022 was $1,017 million compared to $835 million in the same period in the prior fiscal year, representing an increase of 22 percent, primarily driven by increased sales. Total cost of sales was 88.1 percent and 84.9 percent of sales for the three-month periods ended March 31, 2022 and 2021, respectively.

Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel, and purchased components. Material costs for the three months ended March 31, 2022 increased $172 million compared to the same period in the prior fiscal year primarily due to higher volumes and higher steel and freight costs.

Labor and overhead costs for the three months ended March 31, 2022 increased $14 million compared to the same period in the prior fiscal year primarily due to higher volumes.

Other, net for the three months ended March 31, 2022 decreased by $4 million compared to the same period in the prior fiscal year.

Gross profit was $137 million and $148 million for the three-month periods ended March 31, 2022 and 2021, respectively. Gross profit as a percentage of sales was 11.9 percent and 15.1 percent for the three-month periods ended March 31, 2022 and 2021, respectively.
Other Income Statement Items
Other income, net was $14 million and $23 million for the three months ended March 31, 2022 and 2021, respectively. Other income, net was lower in the second quarter of fiscal year 2022 primarily due to the recognition of value-added tax credits in our wholly-owned Brazilian subsidiary during the second quarter of fiscal year 2021.

Equity in earnings of affiliates was $11 million for the three months ended March 31, 2022 compared to $5 million in the same period in the prior fiscal year. The increase in equity in earnings of affiliates is primarily due to higher production volumes and customer pricing at our joint ventures.

Provision for income taxes was $15 million for the three months ended March 31, 2022 compared to $22 million in the same period in the prior fiscal year. The decrease in tax expense is primarily related to the tax-effect of the Brazilian VAT credits recorded in the second quarter of fiscal year 2021.

MERITOR, INC.
Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins
The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for the three months ended March 31, 2022 and 2021 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Three Months Ended March 31,			Three Months Ended March 31,
	2022	2021	Change	2022	2021	Change
Commercial Truck	$78	$73	$5	8.3%	9.4%	(1.10)	pts
Aftermarket & Industrial	44	34	10	16.8%	13.8%	3.00	pts
Segment adjusted EBITDA	$122	$107	$15	10.6%	10.9%	(0.30)	pts

Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck	Aftermarket & Industrial	Total
Segment adjusted EBITDA – Quarter ended March 31, 2021	$73	$34	$107
Lower short-and long-term variable compensation	4	3	7
Higher earnings from unconsolidated affiliates	6	—	6
Impact of foreign currency exchange rates	4	(1)	3
Volume, mix, pricing and other	(9)	8	(1)
Segment adjusted EBITDA – Quarter ended March 31, 2022	$78	$44	$122

Commercial Truck segment adjusted EBITDA was $78 million in the second quarter of fiscal year 2022, up $5 million from the same period in the prior fiscal year. The increase in segment adjusted EBITDA was driven primarily by higher sales volumes, partially offset by higher net steel and freight costs. Segment adjusted EBITDA margin was 8.3 percent in the second quarter of fiscal year 2022, compared to 9.4 percent in the same period of the prior fiscal year. The decrease in segment adjusted EBITDA margin was primarily driven by higher net steel and freight costs which unfavorably impacted the conversion on sales.

Aftermarket & Industrial segment adjusted EBITDA was $44 million in the second quarter of fiscal year 2022, up $10 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin was 16.8 percent in the second quarter of fiscal year 2022, compared to 13.8 percent in the same period of the prior year. The increase in segment adjusted EBITDA and segment adjusted EBITDA margin was primarily driven by pricing actions, partially offset by higher freight costs.

MERITOR, INC.
Results of Operations
Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021
 Sales
The following table reflects total company and business segment sales for the six months ended March 31, 2022 and 2021 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Six Months Ended March 31,				Dollar Change Due To
	2022	2021	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck
North America	$888	$727	$161	22%	$—	$161
Europe	356	344	12	3%	(18)	30
South America	189	137	52	38%	6	46
China	51	64	(13)	(20)%	2	(15)
India	101	83	18	22%	(2)	20
Other	60	47	13	28%	(1)	14
Total External Sales	$1,645	$1,402	$243	17%	$(13)	$256
Intersegment Sales	78	66	12	18%	(4)	16
Total Sales	$1,723	$1,468	$255	17%	$(17)	$272

Aftermarket & Industrial
North America	$411	$383	$28	7%	$—	$28
Europe	82	85	(3)	(4)%	(4)	1
Other	—	2	(2)	(100)%	—	(2)
Total External Sales	$493	$470	$23	5%	$(4)	$27
Intersegment Sales	10	11	(1)	(9)%	(2)	1
Total Sales	$503	$481	$22	5%	$(6)	$28

Total External Sales	$2,138	$1,872	$266	14%	$(17)	$283

Commercial Truck sales were $1,723 million in the first six months of fiscal year 2022, up 17 percent compared to the first six months of fiscal year 2021, driven by higher truck production in most global markets and pricing actions.

Aftermarket & Industrial sales were $503 million in the first six months of fiscal year 2022, up 5 percent compared to the first six months of fiscal year 2021 primarily due to pricing actions.

MERITOR, INC.

	Six Months Ended March 31,
	2022	2021	Dollar Change	% Change
Sales	$2,138	$1,872	$266	14%
Cost of sales	(1,874)	(1,609)	265	16%
GROSS PROFIT	264	263	1	—%
Selling, general and administrative	(132)	(134)	(2)	(1)%
Other operating expense, net	(4)	(9)	(5)	(56)%
Other income, net	28	37	(9)	(24)%
Equity in earnings of affiliates	18	16	2	13%
Interest expense, net	(25)	(45)	(20)	(44)%
INCOME BEFORE INCOME TAXES	149	128	21	16%
Provision for income taxes	(27)	(29)	(2)	(7)%
INCOME FROM CONTINUING OPERATIONS	122	99	23	23%
INCOME FROM DISCONTINUED OPERATIONS, net of tax	1	—	1	N/A
NET INCOME	123	99	24	24%
Less: Net income attributable to noncontrolling interests	(7)	(4)	3	75%
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$116	$95	$21	22%

Cost of Sales and Gross Profit
Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the six months ended March 31, 2022 was $1,874 million compared to $1,609 million in the same period in the prior fiscal year, representing an increase of 16 percent, primarily due to higher production volumes. Total cost of sales was 87.7 percent and 86.0 percent of sales for the six-month periods ended March 31, 2022 and 2021, respectively.

Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel, and purchased components. Material costs for the six months ended March 31, 2022 increased $253 million compared to the same period in the prior fiscal year due to increased volumes and higher freight and steel costs.

Labor and overhead costs for the six months ended March 31, 2022 increased $14 million compared to the same period in the prior fiscal year primarily due to higher volumes in our markets.

Other, net for the six months ended March 31, 2022 decreased $2 million compared to the same period in the prior fiscal year.

Gross profit was $264 million and $263 million for the six-month periods ended March 31, 2022 and 2021, respectively. Gross profit as a percentage of sales was 12.3 percent and 14.0 percent for the six-month periods ended March 31, 2022 and 2021, respectively.
Other Income Statement Items
Other income, net for the six months ended March 31, 2022 and 2021 was $28 million and $37 million, respectively. Other income, net decreased primarily due to the recognition of value-added tax credits in our wholly-owned Brazilian subsidiary during the second quarter of fiscal year 2021.

Interest expense, net for the six months ended March 31, 2022 and 2021 was $25 million and $45 million, respectively. The decrease in interest expense, net is primarily due to debt extinguishment expenses of $8 million in the first quarter of fiscal year 2021, which did not recur, and the adoption of ASU 2020-06 in fiscal year 2022, which resulted in reduced interest expense due to the derecognition of the unamortized debt discount on the 3.25 Percent Convertible Notes and which are no longer amortized to interest expense.

MERITOR, INC.
Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins
The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for the six months ended March 31, 2022 and 2021 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Six Months Ended March 31,			Six Months Ended March 31,
	2022	2021	Change	2022	2021	Change
Commercial Truck	$147	$136	$11	8.5%	9.3%	(0.8)	pts
Aftermarket & Industrial	82	69	13	16.3%	14.3%	2.0	pts
Segment adjusted EBITDA	$229	$205	$24	10.7%	11.0%	(0.3)	pts

Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck	Aftermarket & Industrial	TOTAL
Segment adjusted EBITDA - Six Months Ended March 31, 2021	$136	$69	$205
Lower short-and long-term variable compensation	7	4	11
Higher earnings from unconsolidated affiliates	2	—	2
Impact of foreign currency exchange rates	4	(1)	3
Volume, mix, pricing and other	(2)	10	8
Segment adjusted EBITDA - Six Months Ended March 31, 2022	$147	$82	$229
Commercial Truck segment adjusted EBITDA was $147 million in the first six months of fiscal year 2022, up $11 million from the same period in the prior fiscal year. The increase in segment adjusted EBITDA was driven primarily by higher sales volumes, partially offset by higher net steel and freight costs. Segment adjusted EBITDA margin decreased from 9.3 percent in the first six months of fiscal year 2021 to 8.5 percent in the first six months of fiscal year 2022. The decrease in segment adjusted EBITDA margin was primarily driven by higher net steel and freight costs which unfavorably impacted the conversion on sales.

Aftermarket & Industrial segment adjusted EBITDA was $82 million in the first six months of fiscal year 2022, up $13 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin increased from 14.3 percent in the first six months of fiscal year 2021 to 16.3 percent in the first six months of fiscal year 2022. The increase in segment adjusted EBITDA and segment adjusted EBITDA margin was driven primarily by pricing actions and cost savings from the footprint optimization restructuring initiatives implemented after the first quarter last year, partially offset by higher freight costs.

MERITOR, INC.
Financial Condition
Cash Flows (in millions)

	Six Months Ended March 31,
	2022	2021
OPERATING CASH FLOWS
Income from continuing operations	$122	$99
Depreciation and amortization	50	52
Deferred income tax expense	—	2
Restructuring costs	4	8
Stock compensation expense	8	10
Equity in earnings of affiliates	(18)	(16)
Pension and retiree medical income	(27)	(26)
Loss on debt extinguishment	—	8
Dividends received from equity method investments	5	2
Pension and retiree medical contributions	(4)	(6)
Restructuring payments	(8)	(8)
Changes in receivables, inventories and accounts payable	(225)	(63)
Changes in off-balance sheet accounts receivable securitization and factoring programs	88	35
Changes in other current assets and liabilities	(20)	5
Changes in other assets and liabilities	(10)	5
Operating cash flows provided by (used for) continuing operations	(35)	107
Operating cash flows used for discontinued operations	(3)	—
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(38)	$107

Cash used for operating activities in the first six months of fiscal year 2022 was $38 million compared to cash provided by operating activities of $107 million in the same period of fiscal year 2021. The decrease in operating cash flows was due primarily to an increase in working capital requirements.

	Six Months Ended March 31,
	2022	2021
INVESTING CASH FLOWS
Capital expenditures	$(39)	$(26)
Other investing activities	5	(3)
CASH USED FOR INVESTING ACTIVITIES	$(34)	$(29)

Cash used for investing activities was $34 million in the first six months of fiscal year 2022 compared to $29 million in the same period in fiscal year 2021.

MERITOR, INC.

	Six Months Ended March 31,
	2022	2021
FINANCING CASH FLOWS
Borrowing and securitization	$95	$—
Proceeds from debt issuances	—	275
Redemption of notes	—	(281)
Redemption of convertible notes	—	(53)
Debt issuance costs	—	(5)
Term loan payments	(9)	(7)
Other financing activities	—	(1)
Net change in debt	86	(72)
Repurchase of common stock	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$86	$(72)

Cash provided by financing activities was $86 million in the first six months of fiscal year 2022 compared to cash used for financing activities of $72 million in the same period of fiscal year 2021. The increase in cash provided by financing activities is primarily related to borrowings against our securitization in fiscal year 2022, offset by term loan payments. In fiscal year 2021, we redeemed $275 million aggregate principal amount of our 6.25% Notes due 2024 and the remaining $23 million of the 7.875% Convertible Notes, partially offset by the issuance of $275 million aggregate principal amount of our 4.50% Notes.

Liquidity
Our outstanding debt, net of discounts and unamortized debt issuance costs, where applicable, is summarized in the table below (in millions).

	March 31, 2022	September 30, 2021
Fixed-rate debt securities	$567	$566
Fixed-rate convertible notes	321	321
Unamortized discount on convertible notes	—	(23)
Term loan	144	153
Other borrowings	107	10
Total debt	$1,139	$1,027

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

MERITOR, INC.
Sources of liquidity as of March 31, 2022, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 3/31/2022	Readily Available as of 3/31/2022	Current Expiration
On-balance sheet arrangements:
Senior secured revolving credit facility (1)	$685	$—	$572	June 2024 (1)
Committed U.S. accounts receivable securitization (2)	110	97	13	March 2024
Total on-balance sheet arrangements	$795	$97	$585
Off-balance sheet arrangements: (2)
Committed Swedish factoring facility (3)(4)	$171	$128	$—	March 2024
Committed U.S. factoring facility (3)	75	79	—	February 2023
Uncommitted U.K. factoring facility (5)	28	7	—	February 2025
Uncommitted Italy factoring facility	33	13	—	June 2022
Other uncommitted factoring facilities (6)	N/A	23	N/A	None
Total off-balance sheet arrangements	$307	$250	$—
Total available sources	$1,102	$347	$585
(1)The availability under the senior secured revolving credit facility is subject to a priority debt-to-EBITDA ratio covenant, as measured on the last day of the quarter based on trailing twelve month EBITDA as defined in the credit agreement. Availability was constrained on the last day of the second quarter of fiscal year 2022 due primarily to higher priority debt balance within the U.S. accounts receivable securitization and factoring programs. The higher priority debt balance at the end of the second quarter of fiscal year 2022 was driven by an increase in working capital requirements, partially offset by higher earnings. The company has full availability until the next measurement date at the end of the third quarter of fiscal year 2022.
(2)Availability subject to adequate eligible accounts receivable available for sale.
(3)Actual amounts may exceed the bank's commitment at the bank's discretion.
(4)The facility is backed by a 364-day liquidity commitment from Nordea Bank through June 22, 2022.
(5)On March 23, 2022, the company's U.K. factoring facility was amended to enable the factoring of Pound Sterling denominated accounts receivable in addition to Euro denominated accounts receivable.
(6)There is no explicit facility size under the agreement, but the counterparty approves the purchase of receivable tranches at its discretion.

Cash and Liquidity Needs – At March 31, 2022, we had $115 million in cash and cash equivalents. We plan to repatriate approximately $40 million of cash held by subsidiaries outside of the United States, with respect to which no withholding taxes are expected to be owed. $48 million of cash and cash equivalents is held in jurisdictions where the cash is not freely transferable to the U.S. without intervention by the foreign jurisdiction or minority joint venture partner. We plan to utilize ongoing cash flow from domestic operations and external borrowings, to meet our liquidity needs in the U.S.

Our availability under the senior secured revolving credit facility is subject to a priority debt-to-EBITDA ratio covenant, as defined in the credit agreement, which may limit our borrowings under such agreement as of each quarter end. As long as we are in compliance with this covenant as of the quarter end, we have full availability under the senior secured revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our senior secured revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our senior secured revolving credit facility. At March 31, 2022, we were in compliance with the priority debt-to-EBITDA ratio covenant with a ratio of approximately 0.81x.

Common Stock and Debt Repurchase Authorization – On July 28, 2021, the Board of Directors authorized the repurchase of up to $250 million of the company's common stock. Repurchases can be made from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. As of March 31, 2022 and September 30, 2021, the amount remaining available for repurchases was $250 million under this common stock repurchase authorization. On February 21, 2022, the company suspended activity under its share repurchase program due to the Merger Agreement.

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

MERITOR, INC.
On November 2, 2018, the Board of Directors authorized the repurchase of up to $100 million aggregate principal amount of any of the company's debt securities (including convertible debt securities), from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company's debt covenants. As of March 31, 2022 and September 30, 2021, the amount remaining available for repurchase under this debt repurchase authorization was $76 million.

Revolving Credit Facility – The senior secured revolving credit facility is discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report.

Other – Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report.

Credit Ratings – At May 2, 2022, our Standard & Poor’s corporate credit rating and senior unsecured credit rating were BB and BB-, respectively, and our Moody’s Investors Service corporate credit rating and senior unsecured credit rating were Ba3 and B1, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.

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

Statement of Operations Information	Six Months Ended March 31, 2022	Year ended September 30, 2021
Net Sales	$1,210	$2,159
Gross profit	109	223
Net income from continuing operations	12	27
Net income	12	26
Net income attributable to Meritor, Inc.	12	26

Balance Sheet Information	March 31, 2022	September 30, 2021
Current Assets	$563	$519
Non-current Assets	1,055	990
Current Liabilities	570	496
Non-current Liabilities	1,307	1,342

Redeemable Preferred Stock	—	—
Noncontrolling Interest	—	—

MERITOR, INC.
At March 31, 2022 and September 30, 2021, amounts owed by the Combined Entities to non-guarantor entities totaled approximately $30 million and $52 million, respectively, and amounts owed to the Combined Entities from non-guarantor entities totaled approximately $158 million and $87 million, respectively. For the six months ended March 31, 2022, intercompany sales from the Combined Entities to non-guarantor subsidiaries was $91 million. For the six months ended March 31, 2022, intercompany sales from non-guarantor subsidiaries to the Combined Entities was $47 million. For the year ended September 30, 2021, intercompany sales from the Combined Entities to non-guarantor subsidiaries was $102 million. For the year ended September 30, 2021, intercompany sales from non-guarantor subsidiaries to the Combined Entities was $161 million.

Off-Balance Sheet Arrangements
Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with a total amount utilized at March 31, 2022 of $250 million, of which $207 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $43 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.

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

Letter of Credit Facilities – There were $11 million of off-balance sheet letters of credit outstanding through letter of credit facilities as of March 31, 2022 and September 30, 2021.

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

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change In
Foreign Currency Sensitivity:
Forward contracts in USD (1)	$(2.7)	$2.7	Fair Value
Forward contracts in Euro (1)	(2.5)	2.5	Fair Value
Foreign currency denominated debt (2)	1.1	(1.1)	Fair Value
Foreign currency option contracts in USD	—	—	Fair Value
Foreign currency option contracts in Euro	—	0.2	Fair Value

	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Change In
Interest Rate Sensitivity:
Debt – fixed rate (3)	$(33.5)	$35.5	Fair Value
Debt – variable rate	(1.2)	1.2	Cash flow
(1) Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.
(2)At March 31, 2022, the fair value of outstanding foreign currency denominated debt was $10.9 million. At March 31, 2022, a 10% decrease in quoted currency exchange rates would result in a decrease of $1.1 million in foreign currency denominated debt, and a 10% increase in quoted currency exchange rates would result in an increase of $1.1 million in foreign currency denominated debt.
(3)At March 31, 2022, the fair value of outstanding debt was $1,197 million. At March 31, 2022, a 50 basis points decrease in quoted interest rates would result in an increase of $35.5 million in the fair value of fixed rate debt, and 50 basis points increase in quoted interest rates would result in a decrease of $33.5 million in the fair value of fixed rate debt.

Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed

MERITOR, INC.
by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 1A. Risk Factors
Other than as noted below, there have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Risks Related to Proposed Acquisition by Cummins
The Merger is subject to the satisfaction of closing conditions in the Merger Agreement.
There can be no assurance that the Merger will occur. The Merger Agreement contains a number of customary conditions to complete the Merger, including, (i) the approval of the Merger Agreement by the affirmative vote of the holders of a majority of all the votes entitled to be cast to approve the Merger Agreement (the "Company Shareholder Approval"), (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which expired on April 6, 2022 at 11:59 p.m. Eastern Time, (iii) the receipt of specified regulatory approvals, (iv) the absence of an enacted law, injunction or order prohibiting the Merger, (v) the accuracy of the representations and warranties contained in the Merger Agreement (generally subject to a material adverse effect qualification), (vi) compliance in all material respects with the covenants and agreements in the Merger Agreement, (vii) absence of an effect or effects that have had a Company Material Adverse Effect (as defined in the Merger Agreement) that is continuing or that would reasonably be expected to have a Company Material Adverse Effect within a reasonable period following the closing of the Merger and (viii) the absence of an enacted law, injunction or order in connection with specified regulatory approvals that would require Cummins, the company or any of their respective subsidiaries to take or commit to take an action that constitutes or would reasonably be expected to result in a Burdensome Condition (as defined in the Merger Agreement). We can provide no assurance that all required approvals will be obtained or that all closing conditions will be satisfied, and, if all required approvals are obtained and the closing conditions are satisfied, we can provide no assurance as to the terms, conditions and timing of such approvals or the timing of the completion of the Merger. Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe.
Failure to complete the Merger could materially adversely affect our business operations, financial results and stock price.
If the Merger is not completed, our stockholders will not receive any payment for their shares in connection with the Merger. Instead, Meritor will remain an independent public company, and the shares will continue to be traded on the New York Stock Exchange. Our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:
•We may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;
•We may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, customers and suppliers;
•We will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor, printing and other professional services fees, which may relate to activities that we would not have undertaken other than to complete the Merger;
•We may be required to pay a cash termination fee as required under the Merger Agreement;
•The Merger Agreement places certain restrictions on the conduct of our business, which may have delayed or prevented us from undertaking business opportunities that, absent the Merger Agreement, we may have pursued;
•Matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and refraining from pursuing other opportunities that could have been beneficial to us; and

MERITOR, INC.
•We have and may continue to incur additional costs in connection with the defense or settlement of shareholder litigation in connection with the Merger, which may adversely affect our ability to complete the Merger.
If the Merger is not consummated, the risks described above may materialize and they may have a material adverse effect on our business operations, financial results and stock price, especially to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed.
We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, customers and suppliers.
Uncertainty about the effect of the Merger on employees, customers and suppliers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers, suppliers and others that deal with us to attempt to change existing business relationships with us. Retention and motivation of certain employees may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles. If key employees depart, our business could be harmed. In addition, there could be distractions to or disruptions for our employees and management associated with obtaining the required approvals to close the Merger. Our customers and suppliers may experience uncertainty with the Merger, including with respect to current or future business relationships following the Merger. Our business relationships may be subject to disruption as customers, suppliers and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than with us. These disruptions could have an adverse effect on our business operations and financial results. The risks, and adverse effects, of such disruptions could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.
We are subject to certain restrictions in the Merger Agreement that may hinder operations pending the consummation of the Merger.
Whether or not the Merger is completed, the pending Merger may disrupt our current plans and operations, which could have an adverse effect on our business operations and financial results. The Merger Agreement generally requires us to use commercially reasonable efforts to operate our business in all material respects in the ordinary course of business consistent with past practice pending completion of the Merger and not to engage in specified types of actions during this period, in each case subject to certain exceptions. These restrictions could be in place for an extended period of time if the consummation of the Merger is delayed, which may delay or prevent us from undertaking business opportunities that, absent the Merger Agreement, we might have pursued, or effectively respond to competitive pressures or industry developments. For these and other reasons, the pendency of the Merger could adversely affect our business operations and financial results.
If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Cummins. These costs could require us to use cash that would have otherwise been available for other uses.
If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of $73.5 million to Cummins. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. The payment of a termination fee may also have an adverse impact on our financial condition and could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us or deter such third party from making a competing acquisition proposal. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. For these and other reasons, termination of the Merger Agreement could materially adversely affect our business operations and financial results, which in turn would materially and adversely affect the price of our common stock.
Industry and Operational Risks
The conflict between Russia and Ukraine could negatively impact us.
In the second quarter of fiscal year 2022, Russia and Ukraine were engaged in ongoing military conflict which is expected to lead to disruption, instability and volatility in global markets. While destination sales to Russia and Ukraine represented less than 1% of our total revenues in fiscal year 2021 and the impact to our business was minimal in the second quarter of fiscal year 2022, we cannot reasonably predict the full extent to which the conflict between Russia and Ukraine may impact the company’s customers, operations and supply chain going forward given the uncertainty around the duration of this conflict and whether it will spread to other countries. The U.S. government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests. The impact of these measures, as well as potential responses to them by Russia (for example, potential cyberattacks and the disruption of energy flows), is currently unknown and could adversely affect our business, financial condition or operating results.

MERITOR, INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases
The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. There were no shares withheld in the second quarter of fiscal year 2022 to satisfy tax obligations for exercise of options. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the second quarter of fiscal year 2022 to satisfy tax obligations upon the vesting of restricted shares. The company does not believe such purchases or transactions described above are issuer repurchases for the purposes of this Item 2 of Part II of this Quarterly Report on Form 10-Q.

MERITOR, INC.
Item 5. Other Information
Cautionary Statement
This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain outlooks, projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "estimate," "should," "are likely to be," "will" and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the failure to obtain the Company Shareholder Approval, the failure to obtain certain required regulatory approvals or the failure to satisfy any of the other closing conditions to the completion of the Merger within the expected timeframes or at all; risks related to disruption of management’s attention from ongoing business operations due to the Merger; the effect of the announcement of the Merger on the ability to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom the company does business, or on operating results and business generally; the ability to meet expectations regarding the timing and completion of the Merger; the duration and severity of the COVID-19 pandemic and its effects on public health, the global economy and financial markets, as well as our industry, customers, operations, workforce, supply chains, distribution systems and demand for our products; the ongoing conflict between Russia and Ukraine; reliance on major OEM customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to manage demand expectations in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, transportation and labor, and our ability to manage or recover such costs; technological changes in our industry as a result of the trends toward electrified drivetrains and the integration of advanced electronics and their impact on the demand for our products and services; our ability to manage possible adverse effects on European markets or our European operations, or financing arrangements related thereto in the event one or more countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, restrictive government actions regarding trade, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); risks related to our joint ventures; the ability to achieve the expected benefits of strategic initiatives and restructuring actions; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle production in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development and launch of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any proceedings or related liabilities with respect to environmental, asbestos-related, or other matters; rising costs of pension benefits; possible changes in accounting rules; and other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

MERITOR, INC.
Item 6. Exhibits

2
Agreement and Plan of Merger by and among Meritor, Inc., Cummins Inc. and Rose NewCo Inc., dated as of February 21, 2022, filed as Exhibit 2.1 to Meritor's Current Report on Form 8-K filed on February 22, 2022, is incorporated herein by reference.

3-a
Amended and Restated Articles of Incorporation of Meritor effective January 23, 2020, filed as Exhibit 3-a to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2019, is incorporated herein by reference.

3-b
Amended and Restated By-laws of Meritor effective December 31, 2021, filed as Exhibit 3-b to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2022, is incorporated herein by reference.

10-a**
Amendment and Restatement Agreement relating to Amended and Restated Receivable Purchase Agreement dated March 23, 2022 between Meritor Heavy Vehicle Braking Systems (UK) Limited, as seller, and Viking Asset Purchaser No. 7 IC, as purchaser, and Citicorp Trustee Company Limited, as programme trustee.

10-b**
Twelfth Amendment to the Receivables Purchase Agreement dated as of December 10, 2021, by and among ArvinMeritor Receivables Corporation, as Seller, Meritor, Inc., as Initial Servicer, and PNC Bank, National Association, as a Related Committed Purchaser, as an LC Participant, as a Purchaser Agent, as LC Bank and as Administrator.

10-c**	Consulting Agreement dated as of January 4, 2022 between Meritor, Inc. and Jeffrey A. Craig
22**	Guarantor Subsidiaries of Meritor, Inc.
31-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act
31-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
32-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350
32-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350
101.INS	Inline XBRL INSTANCE DOCUMENT - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
** Filed herewith.

MERITOR, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITOR, INC.

Date:	May 3, 2022	By:	/s/	Scott M. Confer
Scott M. Confer
Interim Chief Legal Officer and Corporate Secretary
(For the registrant)

Date:	May 3, 2022	By:	/s/	Carl D. Anderson II
Carl D. Anderson II
Senior Vice President, Chief Financial Officer

Date:	May 3, 2022	By:	/s/	Paul D. Bialy
Paul D. Bialy
Vice President, Finance Operations and Chief Accounting Officer