Form 10-Q
period 2022-07-03
MERITOR, INC.
filed 2022-08-02
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 3, 2022

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
70,864,196 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on 8/1/2022.

MERITOR, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)
Sales	$1,212	$1,016	$3,350	$2,888
Cost of sales	(1,058)	(884)	(2,932)	(2,493)
GROSS PROFIT	154	132	418	395
Selling, general and administrative	(63)	(69)	(195)	(203)
Other operating expense, net	(2)	(4)	(6)	(13)
OPERATING INCOME	89	59	217	179
Other income, net	10	12	38	49
Equity in earnings of affiliates	12	8	30	24
Interest expense, net	(14)	(20)	(39)	(65)
INCOME BEFORE INCOME TAXES	97	59	246	187
Provision for income taxes	(21)	(14)	(48)	(43)
INCOME FROM CONTINUING OPERATIONS	76	45	198	144
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	1	—
NET INCOME	76	45	199	144
Less: Net income attributable to noncontrolling interests	(3)	(3)	(10)	(7)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$73	$42	$189	$137
NET INCOME ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$73	$42	$188	$137
Income from discontinued operations	—	—	1	—
Net income	$73	$42	$189	$137
BASIC EARNINGS PER SHARE
Continuing operations	$1.03	$0.58	$2.67	$1.90
Discontinued operations	—	—	0.01	—
Basic earnings per share	$1.03	$0.58	$2.68	$1.90
DILUTED EARNINGS PER SHARE
Continuing operations	$1.02	$0.58	$2.63	$1.87
Discontinued operations	—	—	0.01	—
Diluted earnings per share	$1.02	$0.58	$2.64	$1.87

Basic average common shares outstanding	70.7	72.0	70.5	72.2
Diluted average common shares outstanding	71.8	72.8	71.5	73.2
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)
Net income	$76	$45	$199	$144
Other comprehensive income (loss):
Foreign currency translation adjustments:
Attributable to Meritor, Inc.	(61)	15	(60)	48
Attributable to noncontrolling interests	(3)	—	(3)	—
Pension and other postretirement benefit related adjustments	1	3	4	8
Unrealized gain (loss) on cash flow hedges	(1)	—	(1)	1
Other comprehensive income (loss), net of tax	(64)	18	(60)	57
Total comprehensive income	12	63	139	201
Less: Comprehensive income attributable to noncontrolling interests	—	(3)	(7)	(7)
Comprehensive income attributable to Meritor, Inc.	$12	$60	$132	$194
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2022	September 30, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$105	$101
Receivables, trade and other, net	753	534
Inventories	710	601
Other current assets	60	50
TOTAL CURRENT ASSETS	1,628	1,286
NET PROPERTY	501	517
GOODWILL	497	507
OTHER ASSETS	628	628
TOTAL ASSETS	$3,254	$2,938
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term debt	$19	$19
Accounts and notes payable	797	573
Other current liabilities	301	308
TOTAL CURRENT LIABILITIES	1,117	900
LONG-TERM DEBT	1,023	1,008
RETIREMENT BENEFITS	160	191
OTHER LIABILITIES	220	224
TOTAL LIABILITIES	2,520	2,323
COMMITMENTS AND CONTINGENCIES (See Note 17)

EQUITY:
Common stock (June 30, 2022 and September 30, 2021, 104.7 and 104.0 shares issued and 70.9 and 70.1 shares outstanding, respectively)	106	105
Additional paid-in capital	770	798
Retained earnings	1,141	935
Treasury stock, at cost (June 30, 2022 and September 30, 2021, 33.9 and 33.9 shares, respectively)	(632)	(632)
Accumulated other comprehensive loss	(689)	(632)
Total equity attributable to Meritor, Inc.	696	574
Noncontrolling interests	38	41
TOTAL EQUITY	734	615
TOTAL LIABILITIES AND EQUITY	$3,254	$2,938
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Nine Months Ended June 30,
	2022	2021
	(Unaudited)
OPERATING ACTIVITIES
Net income	$199	$144
Less: Income from discontinued operations, net of tax	1	—
Income from continuing operations	198	144
Adjustments to income from continuing operations to arrive at cash provided by operating activities:
Depreciation and amortization	75	78
Deferred income tax expense	—	1
Restructuring costs	5	9
Stock compensation expense	13	14
Equity in earnings of affiliates	(30)	(24)
Pension and retiree medical income	(40)	(39)
Loss on debt extinguishment	—	11
Dividends received from equity method investments	15	7
Pension and retiree medical contributions	(7)	(8)
Restructuring payments	(9)	(11)
Changes in off-balance sheet accounts receivable securitization and factoring programs	134	35
Changes in receivables, inventories and accounts payable	(251)	(103)
Changes in other current assets and liabilities	(19)	26
Changes in other assets and liabilities	(2)	6
Operating cash flows provided by continuing operations	82	146
Operating cash flows used for discontinued operations	(3)	—
CASH PROVIDED BY OPERATING ACTIVITIES	79	146
INVESTING ACTIVITIES
Capital expenditures	(63)	(47)
Other investing activities	5	(3)
CASH USED FOR INVESTING ACTIVITIES	(58)	(50)
FINANCING ACTIVITIES
Redemption of notes	—	(458)
Proceeds from debt issuances	—	275
Redemption of convertible notes	—	(53)
Debt issuance costs	—	(5)
Term loan payments	(13)	(9)
Other financing activities	—	(1)
Net change in debt	(13)	(251)
Repurchase of common stock	—	(25)
CASH USED FOR FINANCING ACTIVITIES	(13)	(276)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(4)	3
CHANGE IN CASH AND CASH EQUIVALENTS	4	(177)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	101	315
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105	$138
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions)
(Unaudited)

	Three months ended June 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at March 31, 2022	$106	$765	$1,068	$(632)	$(628)	$679	$41	$720
Comprehensive income	—	—	73	—	(61)	12	—	12
Equity based compensation expense	—	5	—		—	5	—	5
Noncontrolling interest dividends	—	—	—	—	—	—	(3)	(3)
Ending Balance at June 30, 2022	$106	$770	$1,141	$(632)	$(689)	$696	$38	$734

	Three months ended June 30, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at March 31, 2021	$106	$788	$831	$(573)	$(575)	$577	$36	$613
Comprehensive income	—	—	42	—	18	60	3	63
Equity based compensation expense	—	4	—	—	—	4	—	4
Repurchase of common stock	—	—	—	(25)	—	(25)	—	(25)
Ending Balance at June 30, 2021	$106	$792	$873	$(598)	$(557)	$616	$39	$655
See Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions)
(Unaudited)

	Nine months ended June 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at September 30, 2021	$105	$798	$935	$(632)	$(632)	$574	$41	$615
Comprehensive income	—	—	189	—	(57)	132	7	139
Equity based compensation expense	—	13	—	—	—	13	—	13
Vesting of equity based awards	1	(1)	—	—	—	—	—	—
Adjustments upon adoption of ASU 2020-06	—	(40)	17	—	—	(23)	—	(23)
Noncontrolling interest dividend	—	—	—	—	—	—	(10)	(10)
Ending Balance at June 30, 2022	$106	$770	$1,141	$(632)	$(689)	$696	$38	$734

	Nine Months Ended June 30, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning Balance at September 30, 2020	$105	$808	$736	$(573)	$(614)	$462	$33	$495
Comprehensive income	—	—	137	—	57	194	7	201
Repurchase of convertible notes	—	(30)	—	—	—	(30)	—	(30)
Equity based compensation expense	—	14	—	—	—	14	—	14
Vesting of equity based awards	1	(1)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	(25)	—	(25)	—	(25)
Noncontrolling interest dividend	—	—	—	—	—	—	(1)	(1)
Other equity adjustments	—	1	—	—	—	1	—	1
Ending Balance at June 30, 2021	$106	$792	$873	$(598)	$(557)	$616	$39	$655
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

As previously announced, on February 21, 2022, Meritor, Cummins Inc., an Indiana corporation (“Cummins”), and Rose NewCo Inc., an Indiana corporation (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, Merger Sub will merge with and into the company (the “Merger”), with the company surviving the Merger as a wholly owned subsidiary of Cummins. On May 26, 2022, the company's shareholders voted in favor of the Merger. The companies are working to complete the acquisition in the coming week as all regulatory approvals to close the transaction have been received.

In the opinion of the company, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited Consolidated Financial Statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021. The Condensed Consolidated Balance Sheet data as of September 30, 2021 was derived from audited financial statements but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended June 30, 2022 are not necessarily indicative of the results for the full year.

The company’s fiscal year ends on the Sunday nearest September 30, and its fiscal quarters generally end on the Sundays nearest December 31, March 31 and June 30. The third quarter of fiscal years 2022 and 2021 ended on July 3, 2022 and July 4, 2021, respectively. Fiscal year 2021 ended on October 3, 2021. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and June 30 are used consistently throughout this report to represent the fiscal year end and third fiscal quarter end, respectively.

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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Basic average common shares outstanding	70.7	72.0	70.5	72.2
Impact of restricted shares, restricted share units and performance share units	1.1	0.8	1.0	1.0
Diluted average common shares outstanding	71.8	72.8	71.5	73.2

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

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for that period. Interest expense recognized in future periods will be reduced as a result of the derecognition of the unamortized debt discount on the 3.25 Percent Convertible Notes (see Note 14), which will no longer be amortized to interest expense. The reduction in interest expense will have a favorable impact on both basic and diluted earnings per share.

4. Revenue
Disaggregation of revenue

In the following tables, revenue is disaggregated for each of our operating segments by primary geographical market for the three and nine months ended June 30, 2022 and 2021 (in millions).

	Three Months Ended June 30, 2022
Primary Geographical Market	Commercial Truck	Aftermarket & Industrial	Total
U.S.	$482	$206	$688
Canada	—	15	15
Mexico	59	9	68
Total North America	541	230	771
Sweden	80	—	80
Italy	65	3	68
United Kingdom	39	2	41
Other Europe	3	27	30
Total Europe	187	32	219
Brazil	117	—	117
China	26	—	26
India	52	—	52
Other Asia-Pacific	27	—	27
Total sales	$950	$262	$1,212

	Three Months Ended June 30, 2021
Primary Geographical Market	Commercial Truck	Aftermarket & Industrial	Total
U.S.	$365	$183	$548
Canada	—	16	16
Mexico	49	6	55
Total North America	414	205	619
Sweden	65	—	65
Italy	61	4	65
United Kingdom	37	3	40
Other Europe	3	39	42
Total Europe	166	46	212
Brazil	82	1	83
China	41	—	41
India	30	—	30
Other Asia-Pacific	31	—	31
Total sales	$764	$252	$1,016

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended June 30, 2022
Primary Geographical Market	Commercial Truck	Aftermarket & Industrial	Total
U.S.	$1,275	$577	$1,852
Canada	—	41	41
Mexico	154	23	177
Total North America	1,429	641	2,070
Sweden	234	—	234
Italy	188	12	200
United Kingdom	116	6	122
Other Europe	5	96	101
Total Europe	543	114	657
Brazil	306	—	306
China	77	—	77
India	153	—	153
Other Asia-Pacific	87	—	87
Total sales	$2,595	$755	$3,350

	Nine Months Ended June 30, 2021
Primary Geographical Market	Commercial Truck	Aftermarket & Industrial	Total
U.S.	$1,012	$530	$1,542
Canada	—	42	42
Mexico	129	16	145
Total North America	1,141	588	1,729
Sweden	216	—	216
Italy	172	14	186
United Kingdom	114	8	122
Other Europe	8	109	117
Total Europe	510	131	641
Brazil	219	2	221
China	105	1	106
India	113	—	113
Other Asia-Pacific	78	—	78
Total sales	$2,166	$722	$2,888

As of June 30, 2022 and September 30, 2021, Trade receivables, net, which are included in Receivables, trade and other, net, on the Condensed Consolidated Balance Sheet, were $656 million and $471 million, respectively.

For the three and nine months ended June 30, 2022 and 2021, the company had no material bad-debt expense. There were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of June 30, 2022 and September 30, 2021.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Restructuring Costs
Restructuring reserves were $2 million at June 30, 2022 and $6 million at September 30, 2021. Restructuring costs are recorded within Other operating expense, net within the Condensed Consolidated Statement of Operations. The changes in restructuring reserves for the nine months ended June 30, 2022 and 2021 are as follows (in millions):

	Employee Termination Benefits	Plant Shutdown & Other	Total
Balance at September 30, 2021	$5	$1	$6
Activity during the period:
Charges	2	3	5
Cash payments	(5)	(4)	(9)
Other	—	—	—
Total restructuring reserves at June 30, 2022	2	—	2
Less: non-current restructuring reserves	(1)	—	(1)
Restructuring reserves – current, at June 30, 2022	$1	$—	$1

Balance at September 30, 2020	$10	$—	$10
Activity during the period:
Charges	6	3	9
Cash payments	(11)	—	(11)
Other	—	(3)	(3)
Total restructuring reserves at June 30, 2021	5	—	5
Less: non-current restructuring reserves	(1)	—	(1)
Restructuring reserves – current, at June 30, 2021	$4	$—	$4

6. Income Taxes
For the three months ended June 30, 2022 and 2021, the company recognized tax expense of $21 million and $14 million, respectively. This resulted in effective tax rates of 22% and 24%, respectively. For the nine months ended June 30, 2022 and 2021, the company recognized tax expense of $48 million and $43 million, respectively. This resulted in effective tax rates of 19% and 23%, respectively.

7. Acquisition
Acquisition of Siemens Commercial Vehicles Business
On May 19, 2022, the company entered into a Master Sale and Purchase Agreement (the "Agreement") with Siemens Aktiengesellschaft ("Siemens") to acquire its Commercial Vehicles business. Pursuant to the terms of the Agreement, the company will pay approximately €190 million in cash, subject to certain purchase price adjustments. The company expects to close the transaction by the end of calendar year 2022, subject to receipt of regulatory approvals and satisfaction of customary closing conditions. In accordance with the terms of the previously announced Merger Agreement under which Cummins agreed to acquire Meritor, Cummins consented to and is supportive of the company entering into the agreement and completing its acquisition of the Siemens Commercial Vehicles business.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Accounts Receivable Factoring and Securitization
The company has a U.S. accounts receivable securitization facility with PNC Bank and participates in various accounts receivable factoring programs, primarily with Nordea Bank for trade receivables from AB Volvo, as follows:

	Current Expiration	Total Facility Size as of 6/30/22		Utilized as of 6/30/22		Utilized as of 9/30/21
		EUR	USD	EUR	USD	EUR	USD
On-balance sheet arrangement
Committed U.S. accounts receivable securitization (1)	March 2024	N/A	$110	N/A	$2	N/A	$3
Total on-balance sheet arrangement: (1)		N/A	$110	N/A	$2	N/A	$3
Off-balance sheet arrangements
Committed Swedish factoring facility (2)(3)	March 2024	€155	$162	€142	$149	€75	$88
Committed U.S. factoring facility (2)	February 2023	N/A	75	N/A	77	N/A	49
Uncommitted U.K. factoring facility (4)	February 2025	25	26	6	6	2	2
Uncommitted Italy factoring facility	June 2025	30	32	27	28	14	17
Other uncommitted factoring facilities (5)	None	N/A	N/A	20	21	15	17
Total off-balance sheet arrangements		€210	$295	€195	$281	€106	$173
(1) Availability subject to adequate eligible accounts receivable available for sale. The utilized amount includes $2 million of letters of credit as of June 30, 2022 and $3 million as of September 30, 2021.
(2) Actual amounts may exceed the bank's commitment at the bank's discretion.
(3) The facility is backed by a 364-day liquidity commitment from Nordea Bank which extends through June 22, 2023.
(4) On March 23, 2022, the company's U.K. factoring facility was amended to enable the factoring of Pound Sterling denominated accounts receivable in addition to Euro denominated accounts receivable.
(5) There is no explicit facility size under the agreement, but the counterparty approves the purchase of receivable tranches at its discretion.

Off-balance sheet arrangements
Total costs associated with all of the off-balance sheet arrangements described above were $2 million and $1 million for the three months ended June 30, 2022 and 2021, respectively. Total costs associated with all of the off-balance sheet arrangements described above were $5 million and $3 million for the nine months ended June 30, 2022 and 2021, respectively.

9. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	June 30, 2022	September 30, 2021
Finished goods	$163	$137
Work in process	50	47
Raw materials, parts and supplies	497	417
Total	$710	$601

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Net Property
Net property is summarized as follows (in millions):

	June 30, 2022	September 30, 2021
Property at cost:
Land and land improvements	$41	$41
Buildings	228	231
Machinery and equipment	1,029	1,051
Company-owned tooling	165	164
Construction in progress	66	63
Total	1,529	1,550
Less: accumulated depreciation	(1,028)	(1,033)
Net property	$501	$517

11. Other Assets
Other assets are summarized as follows (in millions):

	June 30, 2022	September 30, 2021
Prepaid pension costs	$196	$191
Deferred income tax assets	42	42
Investments in non-consolidated joint ventures	140	132
Other	250	263
Other assets	$628	$628

12. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	June 30, 2022	September 30, 2021
Compensation and benefits	$93	$125
Income taxes	16	17
Product warranties	18	15
Other	174	151
Other current liabilities	$301	$308

Compensation and benefits includes the current portion of pension and retiree medical liability, accrued incentive compensation, salary and wages and accrued vacation, holiday and sick leave pay.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in product warranties is as follows (in millions):

	Nine Months Ended June 30,
	2022	2021
Total product warranties – beginning of period	$43	$54
Accruals for product warranties	23	15
Payments	(15)	(11)
Change in estimates and other	(5)	(7)
Total product warranties – end of period	46	51
Less: non-current product warranties	(28)	(33)
Product warranties – current	$18	$18

13. Other Liabilities
Other liabilities are summarized as follows (in millions):

	June 30, 2022	September 30, 2021
Asbestos-related liabilities (see Note 17)	$47	$52
Liabilities for uncertain tax positions	62	52
Product warranties (see Note 12)	28	28
Other	83	92
Other liabilities	$220	$224

14. Long-Term Debt
Long-Term debt, net of discounts where applicable, is summarized as follows (in millions):

	June 30, 2022	September 30, 2021
3.25 percent convertible notes due 2037 (1)	$321	$321
4.50 percent notes due 2028	271	270
6.25 percent notes due 2025	297	296
Term loan due 2024	140	153
Finance lease obligation	13	10
Unamortized discount on convertible notes (1)	—	(23)
Subtotal	1,042	1,027
Less: short-term debt	(19)	(19)
Long-term debt	$1,023	$1,008
(1) Unamortized debt discount on the 3.25 Percent Convertible Notes was derecognized upon adoption of ASU 2020-06 on October 1, 2021 (see Note 3).

Revolving Credit Facility
The company has a $685 million senior secured revolving credit facility that matures in June 2024. The availability under the senior secured revolving credit facility is subject to a financial covenant based on the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, the U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA. The company is required to maintain a total priority-debt-to-EBITDA ratio, as defined in the credit agreement, of 2.25 to 1.00 or less as of the last day of each fiscal quarter throughout the term of the agreement. Availability under the senior secured revolving credit facility was constrained to $646 million on the last day of the third quarter of fiscal year 2022 due primarily to an elevated priority debt balance. The company has full availability until the next measurement date at the end of the fourth quarter of fiscal year 2022.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2022 and September 30, 2021, there were no borrowings outstanding under the senior secured revolving credit facility. The senior secured revolving credit facility includes $100 million of availability for the issuance of letters of credit. At June 30, 2022 and September 30, 2021, there were no letters of credit outstanding under the senior secured revolving credit facility.
Other
One of the company's consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, the company's joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million per bank. As of June 30, 2022 and September 30, 2021, the company had $21 million and $25 million, respectively, outstanding under this program at more than one bank.

15. Financial Instruments
Fair values of financial instruments are summarized as follows (in millions):

	June 30, 2022		September 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$105	$105	$101	$101
Short-term debt	19	19	19	19
Long-term debt	1,023	1,071	1,008	1,082
Foreign exchange forward contracts (other assets)	1	1	1	1

The following table reflects the offsetting of derivative assets (in millions):

	June 30, 2022			September 30, 2021
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Assets
Foreign exchange forward contracts	1	—	1	1	—	1

Fair Value
Fair value of financial instruments by the valuation hierarchy at June 30, 2022 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$105	$—	$—
Short-term debt	—	—	19
Long-term debt	—	936	135
Foreign exchange forward contracts (other assets)	—	1	—
Fair value of financial instruments by the valuation hierarchy at September 30, 2021 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$101	$—	$—
Short-term debt	—	—	19
Long-term debt	—	937	145
Foreign exchange forward contracts (other assets)	—	1	—

No transfers of assets between any of the Levels occurred during the three and nine months ended June 30, 2022 and 2021.

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

Foreign exchange forward contracts — The company uses foreign exchange forward purchase and sale contracts with varying terms that extend through fiscal year 2025 to hedge its exposure to changes in foreign currency exchange rates. As of June 30, 2022 and September 30, 2021, the notional amount of the company's foreign exchange contracts outstanding under its foreign currency cash flow hedging program was $43 million and $107 million, respectively. The fair value of foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. For derivative instruments that are designated and qualify as cash flow hedges, changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss in the Condensed Consolidated Statement of Equity and is recognized in operating income when the underlying forecasted transaction impacts earnings.

Foreign currency option contracts — The company uses option contracts to mitigate foreign exchange exposure on expected future foreign currency-denominated purchases. As of June 30, 2022, the company had no foreign exchange contracts outstanding. As of September 30, 2021, the notional amount of the company's foreign exchange contracts outstanding was $49 million. The company did not elect hedge accounting for these derivatives. Changes in fair value associated with these contracts are recorded in cost of sales in the Condensed Consolidated Statement of Operations.

The company uses option contracts to mitigate the risk of volatility in the translation of foreign currency earnings to U.S. dollars. As of June 30, 2022 and September 30, 2021, the company had no option contracts outstanding. These option contracts did not qualify for a hedge accounting election. Changes in fair value associated with these contracts are recorded in the Condensed Consolidated Statement of Operations in other income, net.

The fair value of foreign currency option contracts is based on third-party proprietary models, which incorporate inputs at varying unobservable weights of quoted spot rates, market volatility, forward rates and time utilizing market instruments with similar quality and maturity characteristics.

16. Retirement Benefit Liabilities
Retirement benefit liabilities consisted of the following (in millions):

	June 30, 2022	September 30, 2021
Retiree medical liability	$40	$42
Pension liability	112	141
Other	18	19
Subtotal	170	202
Less: current portion (included in compensation and benefits, Note 12)	(10)	(11)
Retirement benefits	$160	$191

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of net periodic pension and retiree medical income included in continuing operations for the three months ended June 30 are as follows (in millions):

	2022		2021
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$(9)	$—	$(9)	$—
Assumed return on plan assets	23	—	25	—
Amortization of prior service benefit	—	9	—	9
Recognized actuarial loss	(7)	(3)	(8)	(4)
Total income	$7	$6	$8	$5

The components of net periodic pension and retiree medical income included in continuing operations for the nine months ended June 30 are as follows (in millions):

	2022		2021
	Pension	Retiree Medical	Pension	Retiree Medical
Interest cost	$(28)	$(1)	$(26)	$(1)
Assumed return on plan assets	72	—	73	—
Amortization of prior service benefit	—	26	—	27
Recognized actuarial loss	(21)	(8)	(24)	(10)
Total income	$23	$17	$23	$16

For each of the three months ended June 30, 2022 and 2021, the non-service cost components of the net periodic pension and Other Post-Employment Benefits ("OPEB") income were $13 million, and are presented in Other income, net. For the nine months ended June 30, 2022 and 2021, the non-service cost components of the net periodic pension and OPEB income were $40 million and $39 million, respectively, and are presented in Other income, net.

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
The company has been designated as a potentially responsible party at ten Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Superfund is a United States federal government program designed to fund the cleanup of sites contaminated with hazardous substances and pollutants. Management estimates the total reasonably possible costs the company could incur for the remediation of the ten Superfund sites at June 30, 2022 to be approximately $20 million, of which $9 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

total reasonably possible costs the company could incur at June 30, 2022 to be approximately $9 million, of which $3 million is probable and recorded as a liability.

Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 0 to 2.00 percent and is approximately $13 million at June 30, 2022. The undiscounted estimate of these costs is approximately $14 million.

The following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning Balance at September 30, 2021	$9	$4	$13
Payments and other	(1)	(1)	(2)
Accruals	1	—	1
Ending Balance at June 30, 2022	$9	$3	$12

Environmental reserves are included in Other Current Liabilities (see Note 12) and Other Liabilities (see Note 13) in the Condensed Consolidated Balance Sheet.

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
Asbestos
Rockwell International Corporation ("Rockwell") — ArvinMeritor, Inc. ("AM"), a predecessor of Meritor, along with many other companies, has been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. There were approximately 600 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants as of June 30, 2022 and September 30, 2021.
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

As of September 30, 2021, the best estimate of the company's obligation for asbestos-related claims over the next 37 years was $60 million. The company recognized a liability for pending and future claims over the next 37 years of $55 million as of June 30, 2022. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recoveries: AM has insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for a significant portion of these claims. The company recognizes insurance recoveries when the claim for recovery is deemed probable and to the extent an insurable loss has been recognized in the financial statements. The company’s determination is based on analysis of the underlying insurance policies, historical experience with insurers, ongoing review of the solvency of insurers, and consideration of any insurance settlements. In the first quarter of fiscal year 2022, the company entered into a legally binding term sheet with an insurer for a $6 million lump-sum settlement to resolve coverage relating to Rockwell asbestos claims. A settlement agreement, fully documenting the binding term sheet signed in the first quarter of fiscal 2022, was executed in the second quarter of fiscal 2022. The insurance receivables for Rockwell asbestos-related liabilities totaled $48 million and $51 million as of June 30, 2022 and September 30, 2021, respectively.

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

18. Shareholders' Equity
There were no dividends declared or paid in the third quarter of fiscal years 2022 and 2021. The payment of cash dividends and the amount of any dividend are subject to review and change at the discretion of the company's Board of Directors.
Common Stock and Debt Repurchase Authorizations
On July 28, 2021, the Board of Directors authorized the repurchase of up to $250 million of the company's common stock. Repurchases can be made from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. As of June 30, 2022 and September 30, 2021, the amount remaining available for repurchases was $250 million under this common stock repurchase authorization. On February 21, 2022, the company suspended activity under its share repurchase program due to the Merger Agreement.

On November 7, 2019, the Board of Directors authorized the repurchase of up to $325 million of the company's common stock. Repurchases could be made from time to time through open market purchases, privately negotiated transactions or

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. During fiscal year 2021, the company repurchased 2.5 million shares of common stock for $59 million (including commission costs) pursuant to this authorization. No amounts remained outstanding under this common stock repurchase authorization as of September 30, 2021.

On November 2, 2018, the Board of Directors authorized the repurchase of up to $100 million aggregate principal amount of any of the company's debt securities (including convertible debt securities), from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company's debt covenants. As of June 30, 2022 and September 30, 2021, the amount remaining available for repurchase under this debt repurchase authorization was $76 million.
Accumulated Other Comprehensive Loss ("AOCL")
The components of AOCL and the changes in AOCL by components, net of tax, for the three months ended June 30, 2022 and 2021 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at March 31, 2022	$(104)	$(523)	$(1)	$(628)
Other comprehensive loss before reclassification	(61)	—	(1)	(62)
Amounts reclassified from accumulated other comprehensive loss	—	1	—	1
Net current-period other comprehensive income (loss)	(61)	1	(1)	(61)
Balance at June 30, 2022	$(165)	$(522)	$(2)	$(689)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(9)	(a)
Actuarial losses	10	(a)
	1	Total before tax
	—	Tax benefit
Total reclassifications for the period	$1	Net of tax
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 16 for additional details), which is recorded in other income (expense), net.

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
(b) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 16 for additional details), which is recorded in other income (expense), net.

The components of AOCL and the changes in AOCL by components, net of tax, for the nine months ended June 30, 2022 and 2021 are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2021	$(105)	$(526)	$(1)	$(632)
Other comprehensive income (loss) before reclassification	(60)	1	(1)	(60)
Amounts reclassified from accumulated other comprehensive loss	—	3	—	3
Net current-period other comprehensive income (loss)	(60)	4	(1)	(57)
Balance at June 30, 2022	$(165)	$(522)	$(2)	$(689)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(26)	(a)
Actuarial losses	29	(a)
	3	Total before tax
	—	Tax benefit
Total reclassifications for the period	$3	Net of tax
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 16 for additional details), which is recorded in other income (expense), net.

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Income (Loss) on cash flow hedges	Total
Balance at September 30, 2020	$(129)	$(483)	$(2)	$(614)
Other comprehensive income before reclassification	48	1	1	50
Amounts reclassified from accumulated other comprehensive loss	—	7		7
Net current-period other comprehensive income	48	8	1	57
Balance at June 30, 2021	$(81)	$(475)	$(1)	$(557)

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service benefit	$(27)	(b)
Actuarial losses	34	(b)
	7	Total before tax
	—	Tax benefit
Total reclassifications for the period	$7	Net of tax
(b) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 16 for additional details), which is recorded in other income (expense), net.

19. Business Segment Information
Segment information is summarized as follows (in millions):

	Commercial Truck	Aftermarket & Industrial	Eliminations	Total
Three Months Ended June 30, 2022
External Sales	$950	$262	$—	$1,212
Intersegment Sales	41	5	(46)	—
Total Sales	$991	$267	$(46)	$1,212
Three Months Ended June 30, 2021
External Sales	$764	$252	$—	$1,016
Intersegment Sales	36	6	(42)	—
Total Sales	$800	$258	$(42)	$1,016

	Commercial Truck	Aftermarket & Industrial	Eliminations	Total
Nine Months Ended June 30, 2022
External Sales	$2,595	$755	$—	$3,350
Intersegment Sales	119	15	(134)	—
Total Sales	$2,714	$770	$(134)	$3,350
Nine Months Ended June 30, 2021
External Sales	$2,166	$722	$—	$2,888
Intersegment Sales	102	17	(119)	—
Total Sales	$2,268	$739	$(119)	$2,888

MERITOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Segment adjusted EBITDA:
Commercial Truck	$92	$69	$239	$205
Aftermarket & Industrial	45	36	127	105
Segment adjusted EBITDA	137	105	366	310
Unallocated legacy and corporate income, net (1)	5	2	16	10
Interest expense, net	(14)	(20)	(39)	(65)
Provision for income taxes	(21)	(14)	(48)	(43)
Depreciation and amortization	(25)	(26)	(75)	(78)
Noncontrolling interests	(3)	(3)	(10)	(7)
Loss on sale of receivables	(2)	(1)	(5)	(3)
Restructuring	(1)	(1)	(5)	(9)
Brazil VAT Credit (2)	—	—	—	22
Transaction costs (3)	(3)	—	(12)	—
Income from continuing operations attributable to Meritor, Inc.	$73	$42	$188	$137
(1) Unallocated legacy and corporate income, net represents items that are not directly related to the company's business segments. These items primarily include pension and retiree medical costs associated with sold businesses and other legacy costs for environmental.
(2) Amount relates to a pre-tax loss recovery, net of legal expenses, on the overpayment of VAT in Brazil.
(3) Represents transaction expenses primarily related to the Merger.

	June 30, 2022	September 30, 2021
Segment Assets:
Commercial Truck	$2,318	$1,961
Aftermarket & Industrial	708	654
Total segment assets	3,026	2,615
Corporate (1)	509	496
Less: Accounts receivable sold under off-balance sheet factoring programs (2)	(281)	(173)
Total assets	$3,254	$2,938
(1) Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.
(2) At June 30, 2022 and September 30, 2021, segment assets include $281 million and $173 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (see Note 8). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

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

As previously announced, on February 21, 2022, Meritor, Cummins Inc., an Indiana corporation (“Cummins”), and Rose NewCo Inc., an Indiana corporation (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, Merger Sub will merge with and into the company (the “Merger”), with the company surviving the Merger as a wholly owned subsidiary of Cummins. On May 26, 2022, the company's shareholders voted in favor of the Merger. The companies are working to complete the acquisition in the coming week as all regulatory approvals to close the transaction have been received.

As previously announced, on May 19, 2022 we entered into an agreement with Siemens Aktiengesellschaft ("Siemens") to acquire its Commercial Vehicles business, which develops, designs and produces high-performance electric drive systems. The transaction is expected to close by calendar year-end, subject to regulatory approvals and customary closing conditions. In accordance with the terms of the previously announced Merger Agreement under which Cummins agreed to acquire Meritor, Cummins consented to and is supportive of Meritor entering into the agreement and completing its acquisition of the Siemens Commercial Vehicles business.
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
3rd Quarter Fiscal Year 2022 Results
Our sales for the third quarter of fiscal year 2022 were $1,212 million, compared to $1,016 million in the same period in the prior fiscal year, an increase of 19 percent year over year. The increase in sales was primarily driven by higher truck production in most global markets and pricing actions.

Net income attributable to Meritor and net income from continuing operations attributable to Meritor were each $73 million for the third quarter of fiscal year 2022 compared to $42 million for each in the same period in the prior fiscal year. Higher net income year over year was driven by higher sales volumes and pricing actions, partially offset by increased freight and material costs. Adjusted income from continuing operations attributable to the company (see Non-GAAP Financial Measures below) for the third quarter of fiscal year 2022 was $77 million compared to $45 million in the same period in the prior fiscal year.

Adjusted EBITDA (see Non-GAAP Financial Measures below) for the third quarter of fiscal year 2022 was $142 million compared to $107 million in the same period in the prior fiscal year. Our adjusted EBITDA margin (see Non-GAAP Financial Measures below) in the third quarter of fiscal year 2022 increased to 11.7 percent compared to 10.5 percent in the same period in the prior fiscal year. The increase in adjusted EBITDA and adjusted EBITDA margin year over year was driven primarily by higher sales volumes and pricing actions, partially offset by higher freight and material costs.

Cash provided by operating activities was $117 million in the third quarter of fiscal year 2022 compared to $39 million in the same period in the prior fiscal year. The increase in operating cash flow year over year was driven primarily by higher earnings and lower working capital.

MERITOR, INC.
Trends and Uncertainties
Industry Production Volumes
The following table reflects estimated on-highway commercial truck production volumes for selected original equipment markets for the three and nine months ended June 30, 2022 and 2021 based on available sources and management’s estimates.

	Three Months Ended June 30,		Percent	Nine Months Ended June 30,		Percent
	2022	2021	Change	2022	2021	Change
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	78	67	16%	219	201	9%
North America, Medium-Duty Trucks	63	59	7%	178	181	(2)%
Western Europe, Heavy- and Medium-Duty Trucks	124	101	23%	362	323	12%
South America, Heavy- and Medium-Duty Trucks	37	41	(10)%	112	107	5%
India, Heavy- and Medium-Duty Trucks	94	49	92%	287	213	35%

North America:
During fiscal year 2022, we expect Heavy-Duty Truck production volumes to increase from the levels experienced in fiscal year 2021.

Western Europe:
During fiscal year 2022, we expect production volumes in Western Europe to increase from the levels experienced in fiscal year 2021.

South America:
During fiscal year 2022, we expect production volumes to remain consistent with the levels experienced in fiscal year 2021.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Income from continuing operations attributable to the company	$73	$42	$188	$137
Restructuring	1	1	5	9
Loss on debt extinguishment	—	3	—	11
Brazil VAT Credit (1)	—	—	—	(22)
Transaction costs (2)	3	—	12	—
Tax effect of adjustments (3)	—	(1)	(1)	3
Adjusted income from continuing operations attributable to the company	$77	$45	$204	$138

Diluted earnings per share from continuing operations	$1.02	$0.58	$2.63	$1.87
Impact of adjustments on diluted earnings per share	0.05	0.04	0.22	0.02
Adjusted diluted earnings per share from continuing operations	$1.07	$0.62	$2.85	$1.89
(1) Amount relates to a pre-tax loss recovery, net of legal expenses, on the overpayment of VAT in Brazil.
(2) Represents transaction expenses primarily related to the Merger.
(3) Amount for the nine months ended June 30, 2022 includes $1 million of income tax benefits related to restructuring. The three months ended June 30, 2021 includes $1 million of income tax benefits related to restructuring and the loss on debt extinguishment. The nine months ended June 30, 2021 includes $7 million of income tax expense related to the Brazilian VAT Credit, $2 million of income tax benefits for the loss on debt extinguishment and $2 million of income tax benefits related to restructuring.

Free cash flow is reconciled to cash provided by operating activities below (in millions).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Cash provided by operating activities	$117	$39	$79	$146
Capital expenditures	(24)	(21)	(63)	(47)
Free cash flow	$93	$18	$16	$99

Free cash flow / Net income from continuing operations attributable to the company	127%	43%	9%	72%

Free cash flow conversion (Free cash flow / Adjusted income from continuing operations attributable to the company)	121%	40%	8%	72%

MERITOR, INC.
Adjusted EBITDA and segment adjusted EBITDA are reconciled to net income attributable to Meritor, Inc. below (dollars in millions).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to Meritor, Inc.	$73	$42	$189	$137
Income from discontinued operations, net of tax, attributable to Meritor, Inc.	—	—	(1)	—
Income from continuing operations, net of tax, attributable to Meritor, Inc.	$73	$42	$188	$137

Interest expense, net	14	20	39	65
Provision for income taxes	21	14	48	43
Depreciation and amortization	25	26	75	78
Noncontrolling interests	3	3	10	7
Loss on sale of receivables	2	1	5	3
Restructuring	1	1	5	9
Transaction costs (1)	3	—	12	—
Brazil VAT Credit (2)	—	—	—	(22)
Adjusted EBITDA	$142	$107	$382	$320

Adjusted EBITDA margin (3)	11.7%	10.5%	11.4%	11.1%

Unallocated legacy and corporate income, net (4)	(5)	(2)	(16)	(10)
Segment adjusted EBITDA	$137	$105	$366	$310

Commercial Truck
Segment adjusted EBITDA	$92	$69	$239	$205
Segment adjusted EBITDA margin (5)	9.3%	8.6%	8.8%	9.0%

Aftermarket & Industrial
Segment adjusted EBITDA	$45	$36	$127	$105
Segment adjusted EBITDA margin (5)	16.9%	14.0%	16.5%	14.2%
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

MERITOR, INC.
Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Sales
The following table reflects total company and business segment sales for the three months ended June 30, 2022 and 2021 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Three Months Ended June 30,				Dollar Change Due To
	2022	2021	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck
North America	$541	$414	$127	31%	$—	$127
Europe	187	166	21	13%	(23)	44
South America	117	82	35	43%	6	29
China	26	41	(15)	(37)%	(1)	(14)
India	52	30	22	73%	(3)	25
Other	27	31	(4)	(13)%	(2)	(2)
Total External Sales	$950	$764	$186	24%	$(23)	$209
Intersegment Sales	41	36	5	14%	(6)	11
Total Sales	$991	$800	$191	24%	$(29)	$220

Aftermarket & Industrial
North America	$230	$205	$25	12%	$—	$25
Europe	32	46	(14)	(30)%	(4)	(10)
Other	—	1	(1)	(100)%	—	(1)
Total External Sales	$262	$252	$10	4%	$(4)	$14
Intersegment Sales	5	6	(1)	(17)%	(3)	2
Total Sales	$267	$258	$9	3%	$(7)	$16

Total External Sales	$1,212	$1,016	$196	19%	$(27)	$223

Commercial Truck sales were $991 million in the third quarter of fiscal year 2022, up 24 percent compared to the third quarter of fiscal year 2021. The increase in sales in the third quarter of fiscal year 2022 was primarily driven by higher truck production in most global markets and pricing actions.

Aftermarket & Industrial sales were $267 million in the third quarter of fiscal year 2022, up 3 percent compared to the third quarter of fiscal year 2021. The increase in sales in the third quarter of fiscal year 2022 was primarily due to pricing.

MERITOR, INC.

	Three Months Ended June 30,
	2022	2021	Dollar Change	% Change
Sales	$1,212	$1,016	$196	19%
Cost of sales	(1,058)	(884)	174	20%
GROSS PROFIT	154	132	22	17%
Selling, general and administrative	(63)	(69)	(6)	(9)%
Other operating expense, net	(2)	(4)	(2)	(50)%
Other income, net	10	12	(2)	(17)%
Equity in earnings of affiliates	12	8	4	50%
Interest expense, net	(14)	(20)	(6)	(30)%
INCOME BEFORE INCOME TAXES	97	59	38	64%
Provision for income taxes	(21)	(14)	7	50%
INCOME FROM CONTINUING OPERATIONS	76	45	31	69%
Less: Net income attributable to noncontrolling interests	(3)	(3)	—	—%
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$73	$42	$31	74%

Cost of Sales and Gross Profit
Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended June 30, 2022 was $1,058 million compared to $884 million in the same period in the prior fiscal year, representing an increase of 20 percent, primarily driven by increased sales. Total cost of sales was 87.3 percent and 87.0 percent of sales for the three-month periods ended June 30, 2022 and 2021, respectively.

Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel, and purchased components. Material costs for the three months ended June 30, 2022 increased $149 million compared to the same period in the prior fiscal year primarily due to higher volumes and higher freight and material costs.

Labor and overhead costs for the three months ended June 30, 2022 increased $28 million compared to the same period in the prior fiscal year primarily due to higher volumes and wage increases.

Other, net for the three months ended June 30, 2022 decreased by $3 million compared to the same period in the prior fiscal year.

Gross profit was $154 million and $132 million for the three-month periods ended June 30, 2022 and 2021, respectively. Gross profit as a percentage of sales was 12.7 percent and 13.0 percent for the three-month periods ended June 30, 2022 and 2021, respectively.
Other Income Statement Items
Selling, general and administrative was $63 million and $69 million for the three months ended June 30, 2022 and 2021, respectively. Selling, general and administrative costs were lower in the third quarter of fiscal year 2022 primarily due to lower incentive compensation costs.

Interest expense, net was $14 million and $20 million for the three months ended June 30, 2022 and 2021, respectively. Interest expense, net was lower in the third quarter of fiscal year 2022 primarily due to the adoption of ASU 2020-06 in fiscal year 2022, which resulted in reduced interest expense due to the derecognition of the unamortized debt discount on the 3.25 Percent Convertible Notes (see Notes 3 and 14) and which will no longer be amortized to interest expense.

Provision for income taxes was $21 million for the three months ended June 30, 2022 compared to $14 million in the same period in the prior fiscal year. The increase in tax expense is primarily related to higher earnings in jurisdictions that do not have a tax valuation allowance.

MERITOR, INC.
Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins
The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for the three months ended June 30, 2022 and 2021 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Three Months Ended June 30,			Three Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Commercial Truck	$92	$69	$23	9.3%	8.6%	0.70	pts
Aftermarket & Industrial	45	36	9	16.9%	14.0%	2.90	pts
Segment adjusted EBITDA	$137	$105	$32	11.3%	10.3%	1.00	pts

Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck	Aftermarket & Industrial	Total
Segment adjusted EBITDA – Quarter ended June 30, 2021	$69	$36	$105
Lower short-and long-term variable compensation	7	2	9
Higher earnings from unconsolidated affiliates	4	—	4
Volume, mix, pricing and other	12	7	19
Segment adjusted EBITDA – Quarter ended June 30, 2022	$92	$45	$137

Commercial Truck segment adjusted EBITDA was $92 million in the third quarter of fiscal year 2022, up $23 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin was 9.3 percent in the third quarter of fiscal year 2022, compared to 8.6 percent in the same period of the prior fiscal year. The increase in segment adjusted EBITDA and segment adjusted EBITDA margin was driven primarily by higher sales volumes and pricing actions, partially offset by higher freight and material costs.

Aftermarket & Industrial segment adjusted EBITDA was $45 million in the third quarter of fiscal year 2022, up $9 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin was 16.9 percent in the third quarter of fiscal year 2022, compared to 14.0 percent in the same period of the prior year. The increase in segment adjusted EBITDA and segment adjusted EBITDA margin was primarily driven by pricing, partially offset by higher freight costs.

MERITOR, INC.
Results of Operations
Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021
 Sales
The following table reflects total company and business segment sales for the nine months ended June 30, 2022 and 2021 (dollars in millions). The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales.

	Nine Months Ended June 30,				Dollar Change Due To
	2022	2021	Dollar Change	% Change	Currency	Volume/ Other
Sales:
Commercial Truck
North America	$1,429	$1,141	$288	25%	$—	$288
Europe	543	510	33	6%	(41)	74
South America	306	219	87	40%	12	75
China	77	105	(28)	(27)%	1	(29)
India	153	113	40	35%	(5)	45
Other	87	78	9	12%	(3)	12
Total External Sales	$2,595	$2,166	$429	20%	$(36)	$465
Intersegment Sales	119	102	17	17%	(10)	27
Total Sales	$2,714	$2,268	$446	20%	$(46)	$492

Aftermarket & Industrial
North America	$641	$588	$53	9%	$—	$53
Europe	114	131	(17)	(13)%	(8)	(9)
Other	—	3	(3)	(100)%	—	(3)
Total External Sales	$755	$722	$33	5%	$(8)	$41
Intersegment Sales	15	17	(2)	(12)%	(5)	3
Total Sales	$770	$739	$31	4%	$(13)	$44

Total External Sales	$3,350	$2,888	$462	16%	$(44)	$506

Commercial Truck sales were $2,714 million in the first nine months of fiscal year 2022, up 20 percent compared to the first nine months of fiscal year 2021, driven by higher truck production in most global markets and pricing actions.

Aftermarket & Industrial sales were $770 million in the first nine months of fiscal year 2022, up 4 percent compared to the first nine months of fiscal year 2021 primarily due to pricing actions.

MERITOR, INC.

	Nine Months Ended June 30,
	2022	2021	Dollar Change	% Change
Sales	$3,350	$2,888	$462	16%
Cost of sales	(2,932)	(2,493)	439	18%
GROSS PROFIT	418	395	23	6%
Selling, general and administrative	(195)	(203)	(8)	(4)%
Other operating expense, net	(6)	(13)	(7)	(54)%
Other income, net	38	49	(11)	(22)%
Equity in earnings of affiliates	30	24	6	25%
Interest expense, net	(39)	(65)	(26)	(40)%
INCOME BEFORE INCOME TAXES	246	187	59	32%
Provision for income taxes	(48)	(43)	5	12%
INCOME FROM CONTINUING OPERATIONS	198	144	54	38%
INCOME FROM DISCONTINUED OPERATIONS, net of tax	1	—	1	N/A
NET INCOME	199	144	55	38%
Less: Net income attributable to noncontrolling interests	(10)	(7)	3	43%
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$189	$137	$52	38%

Cost of Sales and Gross Profit
Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the nine months ended June 30, 2022 was $2,932 million compared to $2,493 million in the same period in the prior fiscal year, representing an increase of 18 percent, primarily due to higher production volumes. Total cost of sales was 87.5 percent and 86.3 percent of sales for the nine-month periods ended June 30, 2022 and 2021, respectively.

Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel, and purchased components. Material costs for the nine months ended June 30, 2022 increased $402 million compared to the same period in the prior fiscal year due to increased volumes and higher freight and steel costs.

Labor and overhead costs for the nine months ended June 30, 2022 increased $42 million compared to the same period in the prior fiscal year primarily due to higher volumes in our markets and wage increases.

Other, net for the nine months ended June 30, 2022 decreased $5 million compared to the same period in the prior fiscal year.

Gross profit was $418 million and $395 million for the nine-month periods ended June 30, 2022 and 2021, respectively. Gross profit as a percentage of sales was 12.5 percent and 13.7 percent for the nine-month periods ended June 30, 2022 and 2021, respectively.
Other Income Statement Items
Other operating expense, net for the nine months ended June 30, 2022 and 2021 was $6 million and $13 million, respectively. Other operating expense, net decreased primarily due to lower restructuring expense.

Other income, net for the nine months ended June 30, 2022 and 2021 was $38 million and $49 million, respectively. Other income, net decreased primarily due to the recognition of value-added tax credits in our wholly-owned Brazilian subsidiary during the second quarter of fiscal year 2021.

Interest expense, net for the nine months ended June 30, 2022 and 2021 was $39 million and $65 million, respectively. The decrease in interest expense, net is primarily due to debt extinguishment expenses of $8 million in the first quarter of fiscal year 2021, which did not recur, and the adoption of ASU 2020-06 in fiscal year 2022, which resulted in reduced interest

MERITOR, INC.
expense due to the derecognition of the unamortized debt discount on the 3.25 Percent Convertible Notes and which are no longer amortized to interest expense.

Segment Adjusted EBITDA and Segment Adjusted EBITDA Margins
The following table reflects segment adjusted EBITDA and segment adjusted EBITDA margins for the nine months ended June 30, 2022 and 2021 (dollars in millions).

	Segment adjusted EBITDA			Segment adjusted EBITDA margins
	Nine Months Ended June 30,			Nine Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Commercial Truck	$239	$205	$34	8.8%	9.0%	(0.2)	pts
Aftermarket & Industrial	127	105	22	16.5%	14.2%	2.3	pts
Segment adjusted EBITDA	$366	$310	$56	10.9%	10.7%	0.2	pts

Significant items impacting year-over-year segment adjusted EBITDA include the following (in millions):

	Commercial Truck	Aftermarket & Industrial	Total
Segment adjusted EBITDA - Nine Months Ended June 30, 2021	$205	$105	$310
Lower short-and long-term variable compensation	14	6	20
Higher earnings from unconsolidated affiliates	6	—	6
Volume, mix, pricing and other	14	16	30
Segment adjusted EBITDA - Nine Months Ended June 30, 2022	$239	$127	$366
Commercial Truck segment adjusted EBITDA was $239 million in the first nine months of fiscal year 2022, up $34 million from the same period in the prior fiscal year. The increase in segment adjusted EBITDA was driven primarily by higher sales volumes, partially offset by higher net steel and freight costs. Segment adjusted EBITDA margin decreased from 9.0 percent in the first nine months of fiscal year 2021 to 8.8 percent in the first nine months of fiscal year 2022. The decrease in segment adjusted EBITDA margin was primarily driven by higher net steel and freight costs which unfavorably impacted the conversion on sales.

Aftermarket & Industrial segment adjusted EBITDA was $127 million in the first nine months of fiscal year 2022, up $22 million from the same period in the prior fiscal year. Segment adjusted EBITDA margin increased from 14.2 percent in the first nine months of fiscal year 2021 to 16.5 percent in the first nine months of fiscal year 2022. The increase in segment adjusted EBITDA and segment adjusted EBITDA margin was driven primarily by pricing actions and cost savings from the footprint optimization restructuring initiatives implemented after the first quarter last year, partially offset by higher freight costs.

MERITOR, INC.
Financial Condition
Cash Flows (in millions)

	Nine Months Ended June 30,
	2022	2021
OPERATING CASH FLOWS
Income from continuing operations	$198	$144
Depreciation and amortization	75	78
Deferred income tax expense	—	1
Restructuring costs	5	9
Stock compensation expense	13	14
Equity in earnings of affiliates	(30)	(24)
Pension and retiree medical income	(40)	(39)
Loss on debt extinguishment	—	11
Dividends received from equity method investments	15	7
Pension and retiree medical contributions	(7)	(8)
Restructuring payments	(9)	(11)
Changes in receivables, inventories and accounts payable	(251)	(103)
Changes in off-balance sheet accounts receivable securitization and factoring programs	134	35
Changes in other current assets and liabilities	(19)	26
Changes in other assets and liabilities	(2)	6
Operating cash flows provided by continuing operations	82	146
Operating cash flows used for discontinued operations	(3)	—
CASH PROVIDED BY OPERATING ACTIVITIES	$79	$146

Cash provided by operating activities in the first nine months of fiscal year 2022 was $79 million compared to cash provided by operating activities of $146 million in the same period of fiscal year 2021. The decrease in operating cash flows was due primarily to an increase in working capital requirements.

	Nine Months Ended June 30,
	2022	2021
INVESTING CASH FLOWS
Capital expenditures	$(63)	$(47)
Other investing activities	5	(3)
CASH USED FOR INVESTING ACTIVITIES	$(58)	$(50)

Cash used for investing activities was $58 million in the first nine months of fiscal year 2022 compared to $50 million in the same period in fiscal year 2021.

MERITOR, INC.

	Nine Months Ended June 30,
	2022	2021
FINANCING CASH FLOWS
Proceeds from debt issuances	$—	$275
Redemption of notes	—	(458)
Redemption of convertible notes	—	(53)
Debt issuance costs	—	(5)
Term loan payments	(13)	(9)
Other financing activities	—	(1)
Net change in debt	(13)	(251)
Repurchase of common stock	—	(25)
CASH USED FOR FINANCING ACTIVITIES	$(13)	$(276)

Cash used for financing activities was $13 million in the first nine months of fiscal year 2022 compared to cash used for financing activities of $276 million in the same period of fiscal year 2021. The decrease in cash used for financing activities is primarily related to redemption of $450 million aggregate principal amount of our 6.25 Percent Notes due 2024 and the remaining $23 million of the 7.875 Percent Convertible Notes, partially offset by the issuance of $275 million aggregate principal amount of our 4.50 Percent Notes in fiscal year 2021.

Liquidity
Our outstanding debt, net of discounts and unamortized debt issuance costs, where applicable, is summarized in the table below (in millions).

	June 30, 2022	September 30, 2021
Fixed-rate debt securities	$568	$566
Fixed-rate convertible notes	321	321
Unamortized discount on convertible notes	—	(23)
Term loan	140	153
Other borrowings	13	10
Total debt	$1,042	$1,027

Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of retiree medical costs and restructuring and product development programs. We expect fiscal year 2022 capital expenditures for our business segments to be approximately $100 million - $110 million.

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

MERITOR, INC.
Sources of liquidity as of June 30, 2022, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Utilized as of 6/30/22	Readily Available as of 6/30/22	Current Expiration
On-balance sheet arrangements:
Senior secured revolving credit facility (1)	$685	$—	$646	June 2024 (1)
Committed U.S. accounts receivable securitization (2)	110	2	108	March 2024
Total on-balance sheet arrangements	$795	$2	$754
Off-balance sheet arrangements: (2)
Committed Swedish factoring facility (3)(4)	$162	$149	$—	March 2024
Committed U.S. factoring facility (3)	75	77	—	February 2023
Uncommitted U.K. factoring facility (5)	26	6	—	February 2025
Uncommitted Italy factoring facility	32	28	—	June 2025
Other uncommitted factoring facilities (6)	N/A	21	N/A	None
Total off-balance sheet arrangements	$295	$281	$—
Total available sources	$1,090	$283	$754
(1)The availability under the senior secured revolving credit facility is subject to a priority debt-to-EBITDA ratio covenant, as measured on the last day of the quarter based on trailing twelve month EBITDA as defined in the credit agreement. Availability was constrained on the last day of the third quarter of fiscal year 2022 due primarily to an elevated priority debt balance. The company has full availability until the next measurement date at the end of the fourth quarter of fiscal year 2022.
(2)Availability subject to adequate eligible accounts receivable available for sale.
(3)Actual amounts may exceed the bank's commitment at the bank's discretion.
(4)The facility is backed by a 364-day liquidity commitment from Nordea Bank through June 22, 2023.
(5)On March 23, 2022, the company's U.K. factoring facility was amended to enable the factoring of Pound Sterling denominated accounts receivable in addition to Euro denominated accounts receivable.
(6)There is no explicit facility size under the agreement, but the counterparty approves the purchase of receivable tranches at its discretion.

Cash and Liquidity Needs – At June 30, 2022, we had $105 million in cash and cash equivalents. We plan to repatriate approximately $20 million of cash held by subsidiaries outside of the United States, with respect to which no withholding taxes are expected to be owed. $57 million of cash and cash equivalents is held in jurisdictions where the cash is not freely transferable to the U.S. without intervention by the foreign jurisdiction or minority joint venture partner. We plan to utilize ongoing cash flow from domestic operations and external borrowings, to meet our liquidity needs in the U.S.

Our availability under the senior secured revolving credit facility is subject to a priority debt-to-EBITDA ratio covenant, as defined in the credit agreement, which may limit our borrowings under such agreement as of each quarter end. As long as we are in compliance with this covenant as of the quarter end, we have full availability under the senior secured revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our senior secured revolving credit facility, access to other borrowing arrangements such as factoring or securitization facilities, vehicle production schedules and customer demand. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our senior secured revolving credit facility. At June 30, 2022, we were in compliance with the priority debt-to-EBITDA ratio covenant with a ratio of approximately 0.53x.

Common Stock and Debt Repurchase Authorization – On July 28, 2021, the Board of Directors authorized the repurchase of up to $250 million of the company's common stock. Repurchases can be made from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company’s debt covenants. As of June 30, 2022 and September 30, 2021, the amount remaining available for repurchases was $250 million under this common stock repurchase authorization. On February 21, 2022, the company suspended activity under its share repurchase program due to the Merger Agreement.

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

MERITOR, INC.
On November 2, 2018, the Board of Directors authorized the repurchase of up to $100 million aggregate principal amount of any of the company's debt securities (including convertible debt securities), from time to time through open market purchases, privately negotiated transactions or otherwise, subject to compliance with legal and regulatory requirements and the company's debt covenants. As of June 30, 2022 and September 30, 2021, the amount remaining available for repurchase under this debt repurchase authorization was $76 million.

Revolving Credit Facility – The senior secured revolving credit facility is discussed in Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report.

Other – Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report.

Credit Ratings – At August 1, 2022, our Standard & Poor’s corporate credit rating and senior unsecured credit rating were BB and BB-, respectively, and our Moody’s Investors Service corporate credit rating and senior unsecured credit rating were Ba3 and B1, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.

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

Statement of Operations Information	Nine Months Ended June 30, 2022	Year ended September 30, 2021
Net Sales	$1,922	$2,159
Gross profit	178	223
Net income from continuing operations	28	27
Net income	27	26
Net income attributable to Meritor, Inc.	27	26

Balance Sheet Information	June 30, 2022	September 30, 2021
Current Assets	$564	$519
Non-current Assets	1,141	990
Current Liabilities	611	496
Non-current Liabilities	1,302	1,342

Redeemable Preferred Stock	—	—
Noncontrolling Interest	—	—

MERITOR, INC.
At June 30, 2022 and September 30, 2021, amounts owed by the Combined Entities to non-guarantor entities totaled approximately $28 million and $52 million, respectively, and amounts owed to the Combined Entities from non-guarantor entities totaled approximately $249 million and $87 million, respectively. For the nine months ended June 30, 2022, intercompany sales from the Combined Entities to non-guarantor subsidiaries was $145 million. For the nine months ended June 30, 2022, intercompany sales from non-guarantor subsidiaries to the Combined Entities was $69 million. For the year ended September 30, 2021, intercompany sales from the Combined Entities to non-guarantor subsidiaries was $102 million. For the year ended September 30, 2021, intercompany sales from non-guarantor subsidiaries to the Combined Entities was $161 million.

Off-Balance Sheet Arrangements
Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with a total amount utilized at June 30, 2022 of $281 million, of which $226 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $55 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table above under Liquidity.

The Swedish facility is backed by a 364-day liquidity commitment from Nordea Bank, which was renewed through June 22, 2023. Commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in the case of the U.K. and Italy commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).

Letter of Credit Facilities – There were $10 million and $11 million of off-balance sheet letters of credit outstanding through letter of credit facilities as of June 30, 2022 and September 30, 2021, respectively.

Contingencies
Contingencies related to environmental, asbestos and other matters are discussed in Note 17 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report.

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

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change In
Foreign Currency Sensitivity:
Forward contracts in USD (1)	$(2.1)	$2.1	Fair Value
Forward contracts in Euro (1)	(0.7)	0.7	Fair Value
Foreign currency denominated debt (2)	1.2	(1.2)	Fair Value

	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Change In
Interest Rate Sensitivity:
Debt – fixed rate (3)	$(32.4)	$34.3	Fair Value
Debt – variable rate	(0.7)	0.7	Cash flow
(1) Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.
(2)At June 30, 2022, the fair value of outstanding foreign currency denominated debt was $11.9 million. At June 30, 2022, a 10% decrease in quoted currency exchange rates would result in a decrease of $1.2 million in foreign currency denominated debt, and a 10% increase in quoted currency exchange rates would result in an increase of $1.2 million in foreign currency denominated debt.
(3)At June 30, 2022, the fair value of outstanding debt was $1,090 million. At June 30, 2022, a 50 basis points decrease in quoted interest rates would result in an increase of $34.3 million in the fair value of fixed rate debt, and a 50 basis points increase in quoted interest rates would result in a decrease of $32.4 million in the fair value of fixed rate debt.

Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

MERITOR, INC.
There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

MERITOR, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth in Note 17 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Item 1A. Risk Factors
There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases
The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. There were no shares withheld in the third quarter of fiscal year 2022 to satisfy tax obligations for exercise of options. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the third quarter of fiscal year 2022 to satisfy tax obligations upon the vesting of restricted shares. The company does not believe such purchases or transactions described above are issuer repurchases for the purposes of this Item 2 of Part II of this Quarterly Report on Form 10-Q.

MERITOR, INC.
Item 5. Other Information
Cautionary Statement
This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain outlooks, projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "estimate," "should," "are likely to be," "will" and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the failure to satisfy any of the closing conditions to the completion of the Merger within the expected timeframes or at all; risks related to disruption of management’s attention from ongoing business operations due to the Merger; the effect of the announcement of the Merger on the ability to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom the company does business, or on operating results and business generally; the ability to meet expectations regarding the timing and completion of the Merger; the duration and severity of the COVID-19 pandemic and its effects on public health, the global economy and financial markets, as well as our industry, customers, operations, workforce, supply chains, distribution systems and demand for our products; the ongoing conflict between Russia and Ukraine; reliance on major OEM customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to manage demand expectations in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, transportation and labor, and our ability to manage or recover such costs; technological changes in our industry as a result of the trends toward electrified drivetrains and the integration of advanced electronics and their impact on the demand for our products and services; our ability to manage possible adverse effects on European markets or our European operations, or financing arrangements related thereto in the event one or more countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, restrictive government actions regarding trade, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); risks related to our joint ventures; the ability to achieve the expected benefits of strategic initiatives and restructuring actions; our ability to successfully integrate the products and technologies of the commercial vehicles business of Siemens and future results of such acquisition, including its generation of revenue and it being accretive; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle production in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development and launch of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any proceedings or related liabilities with respect to environmental, asbestos-related, or other matters; rising costs of pension benefits; possible changes in accounting rules; and other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

10-a
Master Sale and Purchase Agreement dated as of May 19, 2022 by and between Meritor, Inc. and Siemens Aktiengesellschaft, filed as Exhibit 10-a to Meritor's Current Report on Form 8-K filed on May 23, 2022, is incorporated herin by reference.

10-b**	Extension Letter dated June 9, 2022, from Meritor Heavy Vehicle Systems Cameri S.P.A. to Nordea Bank AB (pbl).
22**	Guarantor Subsidiaries of Meritor, Inc.
31-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act
31-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
32-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350
32-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350
101.INS	Inline XBRL INSTANCE DOCUMENT - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
** Filed herewith.

MERITOR, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITOR, INC.

Date:	August 2, 2022	By:	/s/	Scott M. Confer
Scott M. Confer
Interim Chief Legal Officer and Corporate Secretary
(For the registrant)

Date:	August 2, 2022	By:	/s/	Carl D. Anderson II
Carl D. Anderson II
Senior Vice President, Chief Financial Officer

Date:	August 2, 2022	By:	/s/	Paul D. Bialy
Paul D. Bialy
Vice President, Finance Operations and Chief Accounting Officer